Form 10-K
period 2013-12-29
NEW YORK TIMES CO
filed 2014-02-26
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2013	Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 28, 2013, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $1.5 billion. As of such date, non-affiliates held 67,398 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 21, 2014 (exclusive of treasury shares), was as follows: 149,344,059 shares of Class A Common Stock and 816,841 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be held on April 30, 2014, are incorporated by reference into Part III of this report.

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
OVERVIEW
The New York Times Company (the “Company”) was incorporated on August 26, 1896, under the laws of the State of New York. The Company and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as “we,” “our” and “us.”
We are a global media organization focused on creating, collecting and distributing high-quality news and information. Our continued commitment to premium content and journalistic excellence makes The New York Times brand a trusted source of news and information for readers across various media. Recognized widely for the quality of our reporting and content, our properties have been awarded many industry and peer accolades, including over 110 Pulitzer Prizes.
Our company includes newspapers, digital businesses and investments in paper mills. We currently have one reportable segment with businesses that include:

•	The New York Times (“The Times”);

•	the International New York Times;

•	our websites, NYTimes.com and international.nytimes.com; and

•	related businesses, such as The Times news services division, digital archive distribution, our conference business and other products and services under The Times brand.
We generate revenues principally from circulation and advertising. Circulation and advertising revenue information for our Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenues, operating profit and identifiable assets of our foreign operations are not significant.
The Times’s award-winning content is available in print, online and through other digital platforms. The Times’s print edition, a daily (Mon. – Sat.) and Sunday newspaper in the United States, commenced publication in 1851. The NYTimes.com website was launched in 1996.
The International New York Times is the international edition of The Times, tailored and edited for global audiences. The International New York Times succeeds the International Herald Tribune, a leading daily newspaper that commenced publishing in Paris in 1887, and that we rebranded as the International New York Times in the fourth

THE NEW YORK TIMES COMPANY – P. 1

quarter of 2013 to create a single global media brand. Its content is also available at the international.nytimes.com website.
On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group, consisting of The Boston Globe (the “Globe”), BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (the “T&G”), Telegram.com and related properties, for approximately $70 million in cash, subject to customary adjustments. As part of that transaction, we also sold our 49% equity interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area. Results of operations for the New England Media Group have been treated as discontinued operations for all periods presented in this Annual Report on Form 10-K. For information regarding discontinued operations, see Note 15 of the Notes to the Consolidated Financial Statements.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website at http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.
CIRCULATION AND AUDIENCE
Our products reach a broad audience in print, online and through other digital media. In addition to reaching consumers through print products, we deliver content across a variety of digital platforms, including mobile, tablet and e-reader applications.
Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. In 2011, we began charging consumers for content provided on NYTimes.com and other digital platforms. NYTimes.com’s metered model offers users free access to a set number of articles per month and then charges users who are not print home-delivery subscribers, once they exceed that number. All print home-delivery subscribers receive free digital access.
According to reports filed with the Alliance for Audited Media (“AAM”), formerly known as the Audit Bureau of Circulations, an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2013, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States. For the fiscal year ended December 29, 2013, The Times’s average circulation, which includes paid and verified circulation of the newspaper in print, online and through other digital platforms, was 1,926,800 for weekday (Mon. - Fri.) and 2,409,000 for Sunday. Under AAM’s reporting guidance, verified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution. In 2013, approximately 90% of the weekday and 91% of the Sunday circulation was through print or digital subscriptions; the remainder was primarily single-copy print newsstand sales.
Approximately 43% of the weekday average print circulation for The Times for the fiscal year ended December 29, 2013, was sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester County, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; and approximately 57% was sold elsewhere. On Sundays, approximately 37% of the average print circulation was sold in the greater New York City area and 63% was sold elsewhere.
Average circulation for the International New York Times, which includes paid circulation of the newspaper in print and electronic replica editions, for our fiscal years ended December 29, 2013, and December 30, 2012, was 220,440 (estimated) and 224,616, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. The final 2013 figure will not be available until April 2014.
According to comScore Media Metrix, an online audience measurement service, in 2013, NYTimes.com had a monthly average of approximately 30 million unique visitors in the United States and approximately 45 million unique visitors worldwide. In addition, according to comScore Mobile Metrix, for the 11 months ended December 31, 2013, we had a monthly average of approximately 20 million unique visitors to NYTimes.com on mobile devices and our other mobile applications coming through smartphone and tablet platforms.

P. 2 – THE NEW YORK TIMES COMPANY

Paid subscribers to digital-only subscription packages, e-readers and replica editions totaled approximately 760,000 as of our fiscal year ended December 29, 2013, an increase of approximately 19% compared with our fiscal year ended December 30, 2012.
ADVERTISING
We sell advertising across multiple platforms, including print in our newspapers, online on our websites, and across other digital platforms, including mobile, tablet and e-reader applications. We also generate advertising revenues from preprints, which are stand-alone advertising supplements inserted into another print product. Competition for advertising is generally based upon audience levels and demographics, advertising rates, service, targeting capabilities and advertising results.
We divide advertising into three main categories: national, retail and classified.

•
National advertising is principally from advertisers promoting national products or brands, such as financial institutions, movie studios, American and international fashion designers and major corporations. According to data compiled by MediaRadar, an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had the largest market share in 2013 in print advertising revenues among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times. Approximately three-quarters of our print and digital advertising revenues in 2013 came from national advertisers.

•	Retail advertising is generally associated with regional and national chains that sell in the local market.

•	Classified advertising includes the major categories of real estate, help wanted, automotive and other.
Our digital advertising offerings include mainly display advertising, video spots and classified advertising. Display advertising comprises the text, images and other interactive ads that run across the web on computers and mobile devices, including content specially formatted to be displayed on smartphones, tablets and other mobile personal digital devices.
Based on recent data provided by MediaRadar, we believe The Times ranks first in print advertising revenues in the general weekday and Sunday newspaper field in the New York metropolitan area.
Our businesses are affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.
PRINT PRODUCTION AND DISTRIBUTION
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
The International New York Times is printed under contract at 36 sites throughout the world and is sold in more than 130 countries and territories. The International New York Times is distributed through agreements with other newspapers and third-party delivery agents.
OTHER BUSINESSES
Our other businesses primarily include:

•
Our ventures division, which includes The Times news services division, our conference unit and other products and services under The Times brand. The Times news services division transmits articles, graphics and photographs from The Times and other publications to over 1,300 newspapers, magazines and websites in over 90 countries and territories worldwide. It also comprises a number of other businesses, including commerce, photo archives, book development and rights and permissions. Our expanding conference business, which is a platform for our live journalism, convenes thought leaders from business, academia and government to discuss topics ranging from education to sustainability to the luxury business.

•	Digital archive distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets.

THE NEW YORK TIMES COMPANY – P. 3

FOREST PRODUCTS INVESTMENTS
We have non-controlling ownership interests primarily in one newsprint company and one mill producing supercalendered paper, a polished paper used in some magazines, catalogs and preprinted inserts, which is a higher-value grade than newsprint (the “Forest Products Investments”). These investments are accounted for under the equity method and reported in “Investments in joint ventures” in our Consolidated Balance Sheets as of December 29, 2013. For additional information on our investments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the Notes to the Consolidated Financial Statements.
We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. (“Malbaie”). The other 51% is owned by Resolute FP Canada Inc., a subsidiary of Resolute Forest Products Inc. (“Resolute”), a Delaware corporation. Resolute is a large global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within Resolute’s paper mill in Clermont, Quebec. Malbaie is wholly dependent upon Resolute for its pulp, which is purchased by Malbaie from Resolute’s Clermont paper mill. In 2013, Malbaie produced approximately 212,000 metric tons of newsprint, of which approximately 10% was sold to us, with the balance sold to Resolute for resale.
We have a 40% equity interest in Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Madison, Maine. Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2013, Madison produced approximately 190,000 metric tons, of which approximately 5% was sold to us.
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
RAW MATERIALS
The primary raw materials we use are newsprint and supercalendered and coated paper. We purchase newsprint from a number of North American producers. In 2013, the paper we used for our print products was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see “— Forest Products Investments”). A significant portion of newsprint is purchased from Resolute.
In 2013 and 2012, we used the following types and quantities of paper:

(In metric tons)	2013	2012
Newsprint	119,000	133,000
Supercalendered and Coated Paper(1)	17,200	16,200

(1)	The Times uses supercalendered and coated paper for The New York Times Magazine and T: The New York Times Style Magazine.
COMPETITION
Our print and digital products compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, digital media, broadcast, satellite and cable television, broadcast and satellite radio, magazines, other forms of media and direct marketing. Competition for advertising is generally based upon audience levels and demographics, advertising rates, service, targeting capabilities and advertising results, while competition for consumer revenue and readership is generally based upon platform, format, content, quality, service, timeliness and price.
The Times newspaper competes for print advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today; newspapers of general circulation in New York City and its suburbs; other daily and weekly newspapers and television stations and networks in markets in which The Times circulates; and some national news and lifestyle magazines. The International New York Times newspaper’s key competitors include

P. 4 – THE NEW YORK TIMES COMPANY

all international sources of English-language news, including The Wall Street Journal’s European and Asian Editions, the Financial Times, Time, Bloomberg Business Week and The Economist.
As our industry continues to experience a secular shift from print to digital media, our print and digital products face increasing competition for audience and advertising from a wide variety of digital alternatives, such as news and other information websites and digital applications, news aggregation sites, sites that cover niche content, social media platforms, digital advertising networks and exchanges, real-time bidding and other programmatic buying channels and other new forms of media. Developments in methods of distribution, such as applications for mobile phones, tablets and other devices, also increase competition for users and digital advertising revenues.
Our websites most directly compete for traffic and readership with other news and information websites and mobile applications. NYTimes.com faces competition from sources such as WSJ.com, Google News, Yahoo! News, MSNBC and CNN.com. Internationally, international.nytimes.com competes against international online sources of English-language news, including bbc.co.uk, guardian.co.uk, ft.com and reuters.com. For digital advertising revenues, we face competition from a wide range of companies offering competing products, such as other advertising-supported websites and mobile applications, including websites that provide platforms for classified advertisements, as well as search engines, social media sites and other Internet companies.
EMPLOYEES AND LABOR RELATIONS
We had 3,529 full-time equivalent employees as of December 29, 2013.
As of December 29, 2013, approximately half of our full-time equivalent employees were represented by nine unions. The following is a list of collective bargaining agreements covering various categories of Times employees and their corresponding expiration dates.

Employee Category	Expiration Date
Paperhandlers	March 30, 2014
Electricians	March 30, 2015
Machinists	March 30, 2015
Mailers	March 30, 2016
New York Newspaper Guild	March 30, 2016
Typographers	March 30, 2016
Pressmen	March 30, 2017
Stereotypers	March 30, 2017
Drivers	March 30, 2020
Approximately 140 of our full-time equivalent employees are located in France, and the terms and conditions of employment of those employees are established by a combination of French national labor law, industry-wide collective agreements and Company-specific agreements.

THE NEW YORK TIMES COMPANY – P. 5

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
If our efforts to retain and grow our digital subscriber base and build consumer revenues are not successful, and if we are unable to maintain and grow our digital audience for advertising sales, our business, financial condition and prospects may be adversely affected.
A significant portion of our revenues is from digital subscriptions for content provided on NYTimes.com and other digital platforms. Our future growth depends upon the development and management of our digital businesses, including successfully adding, retaining and engaging digital subscribers. Our ability to retain and grow our digital subscription base and audience for our digital products depends on many factors, including continued market acceptance of our evolving digital pay model, consumer habits, pricing, available alternatives from current and new competitors, delivery of high-quality journalism and content that is interesting and relevant to users, development and improvement of digital products across platforms, an adequate and adaptable digital infrastructure, access to delivery platforms on acceptable terms and other factors. Our digital user or traffic levels may also flatten or decline as a result of, among other factors, the failure to successfully manage changes in search engine optimization and social media traffic. If we are not able to continue to attract, convert and retain digital subscribers in numbers sufficient to grow our business, our revenues may be reduced. Even if we successfully maintain or increase our digital audience, the market position of our brands may not be enough to counteract a significant downward pressure on advertising rates as digital advertising inventory increases across multiple platforms. We may also incur additional expenses for increased marketing and other digital acquisition and retention efforts.
We have significant competition for advertising, which may adversely affect our advertising revenues and advertising rates.
Our print and digital products face substantial competition for advertising revenues from a variety of sources, such as newspapers and magazines; television, radio and other forms of media; direct marketing; and, increasingly, advertising-supported digital products that provide news and information, including websites and digital applications, news aggregators and social media sites. This competition has intensified as a result of continued developments of new digital media technologies. While distribution of news and other content over the Internet, including through mobile phones, tablets and other devices, continues to gain popularity, the digital advertising model is still evolving to address these rapid technological changes. In recent years, the advertising industry has experienced a secular shift toward digital advertising, which is significantly less expensive and can offer more directly measurable returns than traditional print media. As media audiences fragment, we expect advertisers to continue to allocate larger portions of their advertising budgets to digital media. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are also playing a more significant role in the advertising marketplace and causing downward pricing pressure. Competition from these media and services, many of which charge lower rates than the Company’s properties, as well as increased inventory in the digital marketplace, could adversely affect advertising revenues by impacting our ability to attract and retain advertisers and to maintain or increase our advertising rates.
Economic weakness and uncertainty globally, in the United States and in key advertising categories have adversely affected and may continue to adversely affect our advertising revenues.
Advertising spending, which drives a significant portion of our revenues, is sensitive to economic conditions. Global, national and local economic conditions, particularly in the New York City metropolitan region, affect the levels of our advertising revenues. Our advertising revenues are particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Continuing soft economic conditions and an uneven recovery would adversely affect our level of advertising revenues and our business, financial condition and results of operations.

P. 6 – THE NEW YORK TIMES COMPANY

Decreases in print circulation volume adversely affect our circulation and advertising revenues.
Print advertising and circulation revenues are affected by circulation and readership levels. Competition for circulation and readership is generally based upon format, content, quality, service, timeliness and price. In recent years, we, and the newspaper industry as a whole, have experienced declining print circulation volume. This is primarily due to increased competition from digital media formats and sources other than traditional newspapers (often free to users), changes in discretionary spending by consumers affected by economic conditions, higher subscription and single-copy rates and a growing preference among certain consumers to receive all or a portion of their news from sources other than a newspaper. If these or other factors result in a continued decline in circulation volume, circulation revenues may be adversely affected as we may be unable to institute circulation price increases at a rate sufficient to offset circulation volume declines. In addition, the rate and volume of print advertising revenues may be adversely affected (as rates reflect circulation and readership, among other factors).
To remain competitive, we must be able to respond to and exploit changes in technology and consumer behavior, and significant investments may be required.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for the delivery and consumption of news and other content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, including introducing in a timely manner compelling new products and services that engage users across platforms, our business, financial condition and prospects may be adversely affected.
Technological developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers. New delivery devices, such as smartphones, tablets and other mobile devices, which present challenges for traditional display advertising, may also reduce our advertising inventory or otherwise limit our ability to sell advertising. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates.
Technological developments and changes we may make to our business may require significant investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur research and development costs in building, maintaining and evolving our technology infrastructure. Some of our existing competitors and new entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and, as a result, our digital businesses may be less successful. The success of our digital businesses also depends on our ability to attract and retain qualified talent for critical positions in those businesses.
Our international operations expose us to risks inherent in foreign operations.
An important element of our strategic initiatives is the expansion of the international scope of our operations, and we face the inherent risks associated with doing business abroad, including:

•	effectively managing and staffing foreign operations, including complying with diverse local labor laws and regulations;

•	navigating local customs and practices;

•	responding to government policies that restrict the digital flow of information;

•	protecting and enforcing our intellectual property rights under varying legal regimes;

•	complying with international laws and regulations, including those governing the collection, use, retention, sharing and security of consumer data;

•	addressing political or social instability;

•	adapting to currency exchange rate fluctuations; and

•	complying with restrictions on repatriation of funds.
Adverse developments in any of these areas could have an adverse impact on our business, financial condition and results of operations.
In addition, we have limited experience in operating and marketing our products in new international regions and could be at a disadvantage compared to competitors with more experience.

THE NEW YORK TIMES COMPANY – P. 7

If we are unable to successfully develop and execute our strategic growth initiatives, or if they do not adequately address the challenges or opportunities we face, our business, financial condition and prospects may be adversely affected.
Our success is dependent on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable the Company to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives may not be successful in generating revenues or improving operating profit and, if they are, it may take longer than anticipated. As a result and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of the initiatives. Transition and changes in our strategic initiatives may also create uncertainty by our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There is no assurance that the implementation of any strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.
If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which would adversely affect our profitability.
Over the last several years, we have significantly reduced operating costs by reducing staff and employee benefits and implementing general cost-control measures across the Company, and we plan to continue these cost management efforts. If we do not achieve expected savings or our operating costs increase as a result of investments in our strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. In addition, our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by certain of our collective bargaining agreements. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, net income from continuing operations may decline.
The underfunded status of our pension plans may adversely affect our operations, financial condition and liquidity.
We maintain qualified defined benefit pension plans. In addition, although we sold the New England Media Group in October 2013 and the Regional Media Group in January 2012, we retained pension assets and liabilities and postretirement obligations related to employees of those businesses. As a result, and although we have frozen participation and benefits under all but two of the qualified pension plans we maintain, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to, these plans. Pension income and expense is calculated using a number of actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense are the discount rate and the expected long-term rate of return on the plan assets. Our qualified defined benefit pension plans were underfunded as of December 29, 2013. We are required to make contributions to our qualified defined benefit pension plans to comply with minimum funding requirements imposed by laws governing those plans. A decrease in the discount rate used to determine the liabilities for pension obligations may result in increased contributions. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained volatility and disruption in the stock and bond markets, could also result in an increase in the amount of cash we would be required to contribute to these pension plans. In addition, unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding. As a result, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our operations, financial condition and liquidity.

P. 8 – THE NEW YORK TIMES COMPANY

Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our financial condition, cash flows and results of operations.
We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our current and former union employees. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits. If a multiemployer pension plan in which we participate has significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability. In addition, under the Pension Protection Act of 2006, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions. If, in the future, we elect to withdraw from these plans or if we trigger a partial withdrawal due to declines in contribution base units, additional liabilities would need to be recorded that could have an adverse effect on our business, results of operations, financial condition or cash flows.
We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated, primarily in connection with the sales of the New England and the Regional Media Groups. Until demand letters from some of the multiemployer plans’ trustees are received, the exact amount of the withdrawal liability will not be fully known and, as such, a difference from the recorded estimate could have an adverse effect on our results of operations, financial condition and cash flows. In addition, in the event a mass withdrawal is deemed to have occurred at any of these plans, we may be required to make additional contributions under applicable law.
A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.
Approximately half of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
A significant increase in the price of newsprint, or significant disruptions in our newsprint supply chain, would have an adverse effect on our operating results.
The cost of raw materials, of which newsprint is the major component, represented approximately 7% of our total operating costs in 2013. The price of newsprint has historically been volatile and may increase as a result of various factors, including a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations; declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and other factors that adversely impact supplier profitability, including increases in operating expenses caused by raw material and energy costs, and a rise in the value of the Canadian dollar, which adversely affects Canadian suppliers whose costs are incurred in Canadian dollars but whose newsprint sales are priced in U.S. dollars.
In addition, we rely on our suppliers for deliveries of newsprint. The availability of our newsprint supply may be affected by various factors, including labor unrest, transportation issues and other disruptions that may affect deliveries of newsprint.
If newsprint prices increase significantly or we experience significant disruptions in the availability of our newsprint supply in the future, our operating results will be adversely affected.

THE NEW YORK TIMES COMPANY – P. 9

Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our debt agreements contain various covenants that limit our ability to engage in specified types of transactions. For example, these covenants, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to:

•	incur or guarantee additional debt or issue certain preferred equity;

•	pay dividends on or make distributions to holders of our common stock or make other restricted payments;

•	create or incur liens on certain assets to secure debt;

•	make certain investments, acquisitions or dispositions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with affiliates.
These restrictions limit our flexibility in operating our business and responding to opportunities.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity by increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated below investment grade by Standard & Poor’s and Moody’s Investors Service. If our credit ratings remain below investment grade or are lowered further, borrowing costs for future long-term debt or short-term borrowing facilities may increase and our financing options, including our access to the unsecured borrowing market, would be limited. We may also be subject to additional restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or other capital-intensive initiatives.
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
We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, our assets may lose value and our advertising revenues may be adversely affected.
Our business depends on our intellectual property, including our valuable brands, content, services and internally developed technology. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position. Unauthorized parties may attempt to copy or otherwise unlawfully obtain and use our content, services, technology and other intellectual property, and we cannot be certain that the steps we have taken to protect our proprietary rights will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights.
Advancements in technology have made the unauthorized duplication and wide dissemination of content easier, making the enforcement of intellectual property rights more challenging. In addition, as our business and the risk of misappropriation of our intellectual property rights have become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in a multitude of jurisdictions with varying laws.
If we are unable to procure, protect and enforce our intellectual property rights, including maintaining and monetizing our intellectual property rights to our content, we may not realize the full value of these assets, and our business and profitability may suffer. For example, the development of new mobile applications that republish our

P. 10 – THE NEW YORK TIMES COMPANY

copyrighted content for the users of those applications, while avoiding the advertising displayed when such content is accessed through our digital platforms, could adversely affect our advertising revenues. In addition, if we must litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of our management.
Our brand and reputation are key assets of the Company, and negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
The New York Times brand is a key asset of the Company, and our continued success depends on our ability to preserve, grow and leverage the value of our brand. We believe that we have a very powerful and trusted brand with an excellent reputation for high-quality journalism and content. This reputation could be damaged by incidents that erode consumer trust. As we focus on developing brand extensions, we may work with third-party vendors, and shortcomings of such third parties could also negatively impact our reputation and brand value. To the extent consumers perceive the quality of our products to be less reliable or our reputation is damaged, our revenues and profitability could be adversely affected.
We have been, and may be in the future, subject to claims of intellectual property infringement that could adversely affect our business.
We periodically receive claims from third parties alleging infringement, misappropriation or other violations of their intellectual property rights. These third parties often include patent holding companies seeking to monetize patents they have purchased or otherwise obtained through asserting claims of infringement or misuse. Even if we believe that these claims of intellectual property infringement are without merit, defending against the claims can be time-consuming, be expensive to litigate or settle, and cause diversion of management attention.
These intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms, use more costly alternative technology or otherwise incur substantial monetary liability. Additionally, these claims may require us to significantly alter certain of our operations. The occurrence of any of these events as a result of these claims could result in substantially increased costs or otherwise adversely affect our business.
Security breaches and other network and information systems disruptions could affect our ability to conduct our business effectively.
Network and information systems and other technologies, including those related to our network management, are important to our business activities. We use third-party technology and systems for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, back-office support and other functions. Our systems and those of third parties upon which our business relies may be vulnerable to interruption or damage that can result from natural disasters, fires, power outages, acts of terrorism or other similar events, or from deliberate attacks such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. Despite the security measures we and our third-party service providers have taken, our computer systems, and those of our vendors, have been, and will likely continue to be, subject to attack. For example, during 2012 and 2013, The Times was the target of cyber-attacks allegedly sponsored by foreign sources, designed to interfere with our journalism and undermine our reporting. Although we believe no internal systems, including the systems housing confidential customer and employee data, were breached in these attacks, there can be no assurance that will be the case in the future.
We have implemented additional controls and taken other preventative measures designed to further strengthen our systems against future attacks, including controls and preventative measures designed to reduce the impact of a security breach at our third-party vendors. The costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity. However, there can be no assurance as to the cost of additional controls and measures that we may conclude are necessary in the future.
There can be no assurance that the actions, measures and controls we have implemented will be effective against future attacks or be sufficient to prevent a future security breach or other disruption to our network or information systems, or those of our third-party providers. Such an event could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks, divert managements’ attention

THE NEW YORK TIMES COMPANY – P. 11

and resources or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.
Acquisitions, divestitures and other transactions could adversely affect our costs, revenues, profitability and financial position.
In order to position our business to take advantage of growth opportunities, we conduct discussions, evaluate opportunities and enter into agreements for possible acquisitions, divestitures, investments and other transactions. We routinely evaluate our portfolio of businesses and may, as a result, buy or sell different properties. In that regard, in 2013, we completed the sale of the New England Media Group and our 49% equity interest in Metro Boston. We may also consider the acquisition of specific properties, businesses or technologies that fall outside our traditional lines of business and diversify our portfolio, including those that may operate in new and developing industries, if we deem such properties sufficiently attractive.
Acquisitions or divestitures affect our costs, revenues, profitability and financial position. Acquisitions involve significant risks, including difficulties in integrating acquired operations, diversion of management resources, debt incurred in financing these acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Competition for certain types of acquisitions, particularly digital properties, is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets, which would adversely affect our business, results of operations and financial condition.
Legislative and regulatory developments may result in increased costs and lower revenues from our digital businesses.
Our digital businesses are subject to government regulation in the jurisdictions in which we operate, and our websites, which are available worldwide, may be subject to laws regulating the Internet even in jurisdictions where we do not do business. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Revenues from our digital businesses could be adversely affected, directly or indirectly, in particular by existing or future laws and regulations relating to online privacy and the collection and use of consumer data in digital media.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we and our subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our business as it is presently being conducted.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located in our New York headquarters building in the Times Square area. The building was completed in 2007 and consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space have been allocated to us. We owned a leasehold condominium interest representing approximately 58% of the New York headquarters building until March 2009, when we entered into an agreement to sell and simultaneously lease back 21 floors, or approximately 750,000 rentable square feet, currently occupied by us (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million. We have an option exercisable in 2019 to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We continue to own a leasehold condominium interest in seven floors in our New York headquarters building, totaling approximately 216,000 rentable square feet that were not included in the sale-leaseback transaction, of which six floors are currently leased to a third party.

P. 12 – THE NEW YORK TIMES COMPANY

In addition, we built a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site owned by the City of New York for which we have a ground lease. We have an option to purchase the property at any time before the lease ends in 2019 for $6.9 million. We also currently own other properties with an aggregate of approximately 2,200 gross square feet and lease other properties with an aggregate of approximately 250,400 rentable square feet in various locations.

ITEM 3. LEGAL PROCEEDINGS
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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
In September 2013, we received a notice and demand for payment in the amount of approximately $26 million from the Newspaper and Mail Deliverers – Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that The New York Times Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended December 29, 2013.
Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believes that the Company has had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild and The New York Times Companies Pension Plan on account of the Company’s sale of the New England Media Group. Under Section 4062(e), the PBGC may be entitled to protection if, as a result of a cessation of operations at a facility, more than 20% of the active participants in a plan are separated from employment. The Company, which retained all pension assets and liabilities related to New England Media Group employees, maintains that an asset sale is not a triggering event for purposes of Section 4062(e). Additionally, with respect to The New York Times Companies Pension Plan, we believe that the 20% threshold was not met.
If a triggering event under Section 4062(e) with respect to either or both of these plans is determined to have occurred, the Company would be required to place funds into an escrow account or to post a surety bond, with the escrowed funds or the bond proceeds available to the applicable plan if it were to terminate in a distress or involuntary termination within five years of the date of the New England Media Group sale. We do not expect such a termination for either of these plans. If the applicable plan did not so terminate within the five-year period, any escrowed funds for that plan would be returned to the Company or the bond for that plan would be cancelled. The amount of any required escrow or bond would be based on a percentage of the applicable plan’s unfunded benefit liabilities, computed under Section 4062(e) on a “termination basis,” which would be higher than that computed under GAAP. In lieu of establishing an escrow account with the PBGC or posting a bond, the Company and the PBGC can negotiate an alternate resolution of the liability, which could include making cash contributions to these plans in excess of minimum requirements.
At this time, we cannot predict the ultimate outcome of this matter, but we do not expect that the resolution of this matter will have a material adverse effect on our earnings or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

THE NEW YORK TIMES COMPANY – P. 13

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 26, 2014
Arthur Sulzberger, Jr.	62	1978	Chairman (since 1997) and Publisher of The Times (since 1992); Chief Executive Officer (2011 to 2012)
Mark Thompson	56	2012
President and Chief Executive Officer (since 2012); Director-General, British Broadcasting Corporation (“BBC”) (2004 to 2012); Chief Executive, Channel 4 Television Corporation (2002 to 2004); and various positions of increasing responsibility at the BBC (1979 to 2001)

Michael Golden	64	1984
Vice Chairman (since 1997); President and Chief Operating Officer, Regional Media Group (2009 to 2012); Publisher of the International Herald Tribune (2003 to 2008); Senior Vice President (1997 to 2004)

James M. Follo	54	2007
Executive Vice President (since March 2013) and Chief Financial Officer (since 2007); Senior Vice President (2007 to March 2013); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

R. Anthony Benten	50	1989	Senior Vice President, Finance (since 2008) and Corporate Controller (since 2007); Vice President (2003 to 2008); Treasurer (2001 to 2007)
Kenneth A. Richieri	62	1983
Executive Vice President (since March 2013) and General Counsel (since 2006); Senior Vice President (2007 to March 2013); Secretary (2008 to 2011); Vice President (2002 to 2007); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)

P. 14 – THE NEW YORK TIMES COMPANY

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 21, 2014, was as follows: Class A Common Stock: 6,969; Class B Common Stock: 27.
In September 2013, we announced the initiation of a quarterly dividend in which both classes of our common stock participate equally. A dividend of $.04 per share was paid on the Class A and Class B Common Stock in October 2013, and an additional dividend of $.04 per share of Class A and Class B Common Stock was declared in December 2013 and paid in January 2014. No dividends were declared or paid in 2012. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any existing indebtedness, such as the terms of our 6.625% senior unsecured notes due 2016, which restrict our ability to pay dividends. See also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Our Strategy” and “— Liquidity and Capital Resources — Third-Party Financing.”
The following table sets forth, for the periods indicated, the high and low closing sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

	2013		2012
Quarters	High	Low	High	Low
First Quarter	$10.13	$8.18	$8.08	$6.50
Second Quarter	11.06	8.73	7.04	5.98
Third Quarter	12.66	11.06	9.80	6.66
Fourth Quarter	15.47	11.94	10.88	7.86
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
September 30, 2013 - November 3, 2013	—	—	—	$91,386,000
November 4, 2013 - December 1, 2013	—	—	—	$91,386,000
December 2, 2013 - December 29, 2013	—	—	—	$91,386,000
Total for the fourth quarter of 2013	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million. During the fourth quarter of 2013, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of February 21, 2014, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY – P. 15

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ending December 29, 2013, on an assumed investment of $100 on December 28, 2008, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index, the Standard & Poor’s S&P 1500 Publishing and Printing Index and an index of peer group media companies. The peer group returns are weighted by market capitalization at the beginning of each year. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
For the fiscal year ended December 30, 2012, the Company used a peer group (the “Peer Group”), comprising the Company, Gannett Co., Inc., Media General, Inc., The McClatchy Company and Graham Holdings Company (formerly The Washington Post Company), that includes certain companies that no longer publish newspapers. Accordingly, the Company has selected for the comparison herein the S&P 1500 Publishing and Printing Index, which includes newspaper companies, as well as publishing and general media companies, and which we believe provides a more meaningful comparison. The S&P 1500 Publishing and Printing Index, also weighted by market capitalization, comprises the Company and the following companies: E.W. Scripps Company, Gannett Co., John Wiley & Sons, Inc., Meredith Corporation, News Corporation, Scholastic Corporation and Valassis Communications, Inc. In future filings, the Company will no longer compare its stock performance against the Peer Group.

Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index,
The New York Times Company’s Class A Common Stock and Peer Group Common Stock

NYT
Peer Group
S&P 400 Midcap Index
S&P 1500 Publishing & Printing Index
350
300
250
200
150
100
12/28/08
12/27/09
12/26/10
12/25/11
12/30/12
12/29/13
$159
$159
$174
$146
$183
$167
$154
$142
$180
$179
$133
$111
$215
$207
$156
$118
$343
$282
$280
$221

P. 16 – THE NEW YORK TIMES COMPANY

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for the New England Media Group, as well as for the Regional Media Group and the About Group that we sold in 2012, have been presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented (see Note 15 of the Notes to the Consolidated Financial Statements). The results of operations for WQXR-FM, a New York City classical radio station that we sold in 2009, have also been presented as discontinued operations. The pages following the table show certain items included in Selected Financial Data. All per share amounts on those pages are on a diluted basis. Fiscal year 2012 comprises 53 weeks and all other fiscal years presented in the table below comprise 52 weeks.

	As of and for the Years Ended
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data
Revenues	$1,577,230	$1,595,341	$1,554,574	$1,556,839	$1,581,860
Operating costs	1,411,744	1,441,410	1,411,652	1,422,173	1,521,190
Pension settlement expense	3,228	47,657	—	—	—
Multiemployer pension plan withdrawal expense	6,171	—	4,228	6,268	78,931
Net pension curtailment gain	—	—	—	—	56,671
Other expenses	—	2,620	4,500	—	34,633
Impairment of assets	—	—	7,458	—	1,216
Operating profit	156,087	103,654	126,736	128,398	2,561
Gain on sale of investments	—	220,275	71,171	9,128	—
Impairment of investments	—	5,500	—	—	—
(Loss)/income from joint ventures	(3,215)	2,936	(270)	18,652	20,796
Premium on debt redemption	—	—	46,381	—	9,250
Interest expense, net	58,073	62,808	85,243	85,052	81,702
Income/(loss) from continuing operations before income taxes	94,799	258,557	66,013	71,126	(67,595)
Income/(loss) from continuing operations, net of income taxes	56,907	163,940	44,596	51,745	(30,499)
Income/(loss) from discontinued operations, net of income taxes	7,949	(27,927)	(82,799)	58,909	53,515
Net income/(loss) attributable to The New York Times Company common stockholders	$65,105	$135,847	$(37,648)	$109,640	$23,006
Balance Sheet Data
Cash, cash equivalents and marketable securities	$1,023,780	$959,754	$279,997	$399,642	$36,520
Property, plant and equipment, net	713,356	773,469	837,595	891,470	970,357
Total assets	2,572,552	2,807,470	2,887,367	3,297,401	3,109,789
Total debt and capital lease obligations	684,163	696,875	773,120	996,384	769,117
Total New York Times Company stockholders’ equity	842,910	662,325	533,678	680,360	622,527

THE NEW YORK TIMES COMPANY – P. 17

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.38	$1.11	$0.31	$0.35	$(0.21)
Income/(loss) from discontinued operations, net of income taxes	0.05	(0.19)	(0.57)	0.40	0.37
Net income/(loss)	$0.43	$0.92	$(0.26)	$0.75	$0.16
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.36	$1.07	$0.30	$0.33	$(0.21)
Income/(loss) from discontinued operations, net of income taxes	0.05	(0.18)	(0.55)	0.39	0.37
Net income/(loss)	$0.41	$0.89	$(0.25)	$0.72	$0.16
Dividends declared per share	$0.08	$—	$—	$—	$—
Stockholders’ equity per share	$5.34	$4.34	$3.51	$4.46	$4.25
Average basic shares outstanding	149,755	148,147	147,190	145,636	144,188
Average diluted shares outstanding	157,774	152,693	152,007	152,600	146,367
Key Ratios
Operating profit/(loss) to revenues	10%	6%	8%	8%	—%
Return on average common stockholders’ equity	9%	23%	(6)%	17%	4%
Return on average total assets	2%	5%	(1)%	3%	1%
Total debt and capital lease obligations to total capitalization	45%	51%	59%	59%	55%
Current assets to current liabilities	3.36	3.30	2.67	3.35	2.70
Ratio of earnings to fixed charges	2.58	4.94	1.76	1.65	0.02
Full-Time Equivalent Employees	3,529	5,363	7,273	7,414	7,665
The items below are included in the Selected Financial Data.
2013
The items below had a net unfavorable effect on our results from continuing operations of $12.9 million, or $.08 per share:

•	a $12.4 million pre-tax charge ($7.3 million after tax, or $.05 per share) for severance costs.

•	a $6.2 million pre-tax charge ($3.7 million after tax, or $.02 per share) for a partial withdrawal obligation under a multiemployer pension plan.

•	a $3.2 million pre-tax charge ($1.9 million after tax, or $.01 per share) for the settlement of pension obligations under an immediate pension benefit offer to certain former employees.
2012 (53-week fiscal year)
The items below had a net favorable effect on our results from continuing operations of $95.1 million, or $.62 per share:

•	a $220.3 million pre-tax gain ($134.7 million after tax, or $.87 per share) on the sales of our ownership interest in Indeed.com and our remaining units in Fenway Sports Group.

•
a $47.7 million pre-tax charge ($27.7 million after tax, or $.18 per share) for the settlement of pension obligations in connection with lump-sum payments made under an immediate pension benefit offer to certain former employees.

P. 18 – THE NEW YORK TIMES COMPANY

•	a $12.3 million pre-tax charge ($7.2 million after tax, or $.04 per share) for severance costs.

•
a $5.5 million pre-tax, non-cash charge ($3.2 million after tax, or $.02 per share) for the impairment of certain investments, primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.

•	a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) in connection with a legal settlement.
2011
The items below had a net unfavorable effect on our results from continuing operations of $2.1 million, or $.02 per share:

•	a $71.2 million pre-tax gain ($41.4 million after tax, or $.27 per share) from the sales of 390 of our units in Fenway Sports Group and a portion of our interest in Indeed.com.

•	a $46.4 million pre-tax charge ($27.6 million after tax, or $.18 per share) in connection with the prepayment of all $250.0 million aggregate principal amount of our 14.053% senior unsecured notes.

•	a $10.0 million pre-tax charge ($5.9 million after tax, or $.04 per share) for severance costs.

•
a $7.5 million pre-tax charge ($4.7 million after tax, or $.03 per share) for the impairment of assets related to certain assets held for sale, primarily of Baseline, Inc. (“Baseline”), an online subscription database and research service for information on the film and television industries and a provider of premium film and television data to websites.

•	a $4.5 million pre-tax charge ($2.6 million after tax, or $.02 per share) for a retirement and consulting agreement in connection with the retirement of our former chief executive officer.

•	a $4.2 million estimated pre-tax charge ($2.7 million after tax, or $.02 per share) for a pension withdrawal obligation under a multiemployer pension plan at the Globe.
2010
The items below had a net unfavorable effect on our results from continuing operations of $4.8 million, or $.02 per share:

•
a $12.7 million pre-tax gain from the sale of an asset at one of the paper mills in which we have an investment. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, was $10.2 million ($6.5 million after tax, or $.04 per share).

•	an $11.4 million charge ($.07 per share) for the reduction in future tax benefits for retiree health benefits resulting from the federal health-care legislation enacted in 2010.

•	a $9.1 million pre-tax gain ($5.4 million after tax, or $.04 per share) from the sale of 50 of our units in Fenway Sports Group.

•	a $6.3 million pre-tax charge ($3.7 million after tax, or $.02 per share) for an adjustment to estimated pension withdrawal obligations under several multiemployer pension plans at the Globe.

•	a $2.7 million pre-tax charge ($1.6 million after tax, or $.01 per share) for severance costs.
2009
The items below had a net unfavorable effect on our results from continuing operations of $55.6 million, or $.38 per share:

•	a $78.9 million pre-tax charge ($45.8 million after tax, or $.31 per share) for a pension withdrawal obligation under certain multiemployer pension plans primarily at the Globe.

•
a $56.7 million pre-tax net pension curtailment gain ($32.9 million after tax, or $.22 per share) resulting from freezing of benefits under various Company-sponsored qualified and non-qualified pension plans.

•
a $34.6 million pre-tax charge ($20.1 million after tax, or $.14 per share) for a loss on leases ($31.1 million) and a fee ($3.5 million) for the early termination of a third-party printing contract. The lease charge included a

THE NEW YORK TIMES COMPANY – P. 19

$22.8 million charge for a loss on leases associated with the closure of City & Suburban, our retail and newsstand distribution subsidiary, and $8.3 million for office space in New York.

•	a $28.5 million pre-tax charge ($16.5 million after tax, or $.11 per share) for severance costs.

•	a $9.3 million pre-tax charge ($5.4 million after tax, or $.04 per share) for a premium on the redemption of $250.0 million principal amount of our 4.5% notes, which was completed in April 2009.

•	a $1.2 million pre-tax charge ($0.7 million after tax, or $.00 per share) for the impairment of assets due to the reduced scope of a systems project.

P. 20 – THE NEW YORK TIMES COMPANY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 29, 2013, and results of operations for the three years ended December 29, 2013. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, digital businesses and investments in paper mills. We currently have one reportable segment comprising businesses that include The Times, the International New York Times, NYTimes.com, international.nytimes.com and related businesses.
Our revenues were $1.6 billion in 2013. We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income and conferences/events. Our main operating costs are employee-related costs and raw materials, primarily newsprint.
Joint Ventures
Our investments accounted for under the equity method are primarily as follows:

•	a 49% interest in a Canadian newsprint company, Malbaie; and

•	a 40% interest in a partnership, Madison, operating a supercalendered paper mill in Maine.
Discontinued Operations
On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group, consisting of the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties, for approximately $70 million in cash, subject to customary adjustments. As part of the transaction, we also sold our 49% equity interest in Metro Boston. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million.
As a result of the New England Media Group meeting the criteria of being held for sale in the third quarter of 2013, we recorded an impairment charge of $34.3 million reflecting the difference between the expected sales price and the New England Media Group’s net assets at such time. In the fourth quarter of 2013, when the sale was completed, we recognized a pre-tax gain of $47.6 million ($28.1 million after-tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group.
Results of operations for the New England Media Group, as well as for the About Group and the Regional Media Group that were sold in 2012, have been treated as discontinued operations for all periods presented in this report. For further information regarding our discontinued operations, see “— Discontinued Operations” and Note 15 of the Notes to the Consolidated Financial Statements.
Business Environment
We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:
Secular shift to digital media choices
The competition for advertising revenues in various markets has intensified as a result of the continued development of digital media technologies and platforms.
We have expanded and will continue to expand our digital offerings; however, the largest portion of our revenues are currently from traditional print products where advertising revenues have been declining. We believe that the shift from traditional media formats to a growing number of digital media choices and changing consumer behavior have contributed to, and are likely to continue to contribute to, a decline in print advertising.
The digital advertising marketplace has become increasingly complex and fragmented, particularly as digital advertising networks and exchanges, real-time bidding and other programmatic-buying channels that allow

THE NEW YORK TIMES COMPANY – P. 21

advertisers to buy audience at scale play a more significant role. Competition from a wide variety of digital media and services and a significant increase in inventory in the digital marketplace have affected, and we expect will continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates. In addition, advances in technology have led to an increasing popularity in the distribution of news and other content through mobile phones, tablets and other mobile devices, reshaping consumer behavior and expectations for consuming news and information. The digital advertising model is still evolving to address these rapid technological changes. Furthermore, as the advertising environment remains challenged, media companies have increasingly re-evaluated business models that have been largely dependent on advertising, with increasing numbers shifting their focus toward various forms of digital subscription models.
Circulation
Circulation is a significant source of revenue for us and an increasingly important driver as the overall composition of our revenues has shifted, and we expect will continue to shift, in response to the transformations in our industry. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced declining print circulation volume. This is due to, among other factors, increased competition from digital platforms and sources other than traditional newspapers (often free to users), changes in discretionary spending by consumers affected by economic conditions, higher subscription and single-copy rates and a growing preference among some consumers for receiving their news from a variety of sources.
Our paid digital subscription model has created a meaningful revenue stream. Our ability to retain and continue to build on our digital subscription base and audience for our digital products depends on continued market acceptance of our evolving digital subscription model, consumer habits, pricing, available alternatives from current and new competitors, delivery of high-quality journalism and content that is interesting and relevant to users, an adequate and adaptable digital infrastructure, access to delivery platforms on acceptable terms and other factors.
Economic conditions
Advertising spending, which drives a significant portion of our revenues, is sensitive to economic conditions. Global, national and local economic conditions affect the levels of our advertising revenues. The level of advertising sales in any period may be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts of key advertisers, in response to economic conditions, have depressed and may continue to depress our advertising revenues.
Costs
A significant portion of our costs are fixed, and therefore we are limited in our ability to reduce these costs in the short term. Our most significant costs are employee-related costs and raw materials, which together accounted for approximately 50% of our total operating costs in 2013. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.
For a discussion of these and other factors that could affect our business, results of operations and financial condition, see “Forward-Looking Statements” and “Item 1A — Risk Factors.”
Our Strategy
Our business is operating during a period of transformation for our industry and amidst uneven economic conditions. We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.
Focusing on our core business by strengthening and extending The New York Times brand and our digital offerings
The sale of the New England Media Group in the fourth quarter of 2013 allows us to focus on The Times brand and on further developing and growing our core business, as well as investing in our transformation to a more digitally-focused multimedia news and information company. Our priority is to better position our streamlined organization for innovation and growth, while maintaining a robust news-gathering operation capable of continuing to provide the high-quality news and information that sets our Company apart.
As we continue to face a challenging advertising environment, we are focused on building consumer revenues. The growth in our digital subscriber base in 2013, more than two years into the implementation of our paid digital

P. 22 – THE NEW YORK TIMES COMPANY

subscription model, underscores the willingness of our readers and users to pay for the high-quality journalism we provide across multiple platforms. The Times’s paid digital subscription model has created a meaningful revenue stream that has partially offset the softness in our advertising and print circulation businesses.
We aim to continue to build our digital subscriber base by increasing engagement and subscription opportunities. As part of our efforts to expand digital subscription sales outside the United States, in the fourth quarter of 2013, we rebranded the International Herald Tribune as the International New York Times to create a single global media brand, and we are focused on further scaling this international opportunity in 2014. In addition, we believe there are consumers who are interested in both lower-priced and premium versions of The Times’s current digital products, and we plan to begin to introduce new options to the market in the first half of 2014.
We believe we have a very powerful and trusted brand that, because of the quality of our journalism, attracts educated, affluent and influential audiences. We are continuing to focus on leveraging our brand and developing and innovating our digital advertising offerings to restore digital advertising revenues to growth. We will also continue to build on the strength of The New York Times brand to expand our presence into new products, markets and endeavors, such as expanding our conference and events business and developing our e-commerce business and games.
As we continue to look for ways to optimize and monetize our products and services, we remain committed to creating quality content and a quality user experience, regardless of the distribution model of news and information.
Managing our expenses
Over the past few years, we have focused on realigning our cost base to ensure that we are operating our businesses efficiently, while maintaining our commitment to investing in high-quality content and achieving our long-term strategy. Our operating costs decreased in 2013, mainly due to lower pension expense, raw materials expense, and salaries and wage expense. We remained disciplined in our approach toward costs in 2013 and focused on realigning our work force, finding efficiencies in our production and distribution operations and further leveraging our centralized processes and resources.
We will endeavor to be diligent in reducing expenses and managing legacy costs going forward, but will also remain prepared to invest where appropriate. We expect to continue to invest in growing our business digitally and globally. Managing expenses will remain a priority and our focus will be on identifying operational efficiencies across our organization.
Strengthening our liquidity
We have continued to strengthen our liquidity position and we remain focused on further de-leveraging and de-risking our balance sheet.
As of December 29, 2013, we had cash, cash equivalents and marketable securities of approximately $1 billion and total debt and capital lease obligations of approximately $684 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by over $300 million. Our cash position improved in 2013, primarily due to cash flows from operations and the proceeds from the sale of the New England Media Group and our ownership interest in Metro Boston, offset by contributions totaling approximately $74 million during 2013 to certain qualified pension plans. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
In September 2013, we announced the initiation of a quarterly dividend. A dividend of $0.04 per share was paid on our Class A and Class B Common Stock in October 2013, and an additional dividend of $0.04 per share of Class A and Class B Common Stock was declared in December 2013 and paid in January 2014. We believe this quarterly dividend allows us to return capital to our stockholders while also maintaining the financial flexibility necessary to continue to invest in our transformation and growth initiatives. Given current conditions and continued volatility in advertising revenues, as well as the early stage of our growth strategy, we believe it is in the best interests of the Company to maintain a conservative balance sheet and a prudent view of our cash flow going forward.
Managing our retirement-related costs
We remain focused on managing the underfunded status of our pension plans and adjusting the size of our pension obligations relative to the size of our Company. Our qualified pension plans were underfunded (meaning the present value of future obligations exceeded the fair value of plan assets) as of December 29, 2013, by approximately

THE NEW YORK TIMES COMPANY – P. 23

$80 million, compared with approximately $350 million as of December 30, 2012. The improvement in the funded status of these pension plans reflects the increase in interest rates in 2013, solid returns on pension assets, contributions we made in early 2013 and the elimination of obligations resulting from the acceptance by certain former employees of a one-time lump-sum payment offer in 2012. We made contributions of approximately $74 million to certain qualified pension plans in 2013 compared with approximately $144 million in 2012. We expect contributions to total approximately $16 million to satisfy minimum funding requirements in 2014.
We have taken other steps over the last few years as part of our ongoing strategy to address our pension obligations, including freezing accruals under the qualified defined benefit pension plans that cover both our non-union employees and those covered by collective bargaining agreements. In November 2012, in connection with ratified amendments to a collective bargaining agreement covering employees in The New York Times Newspaper Guild, we froze benefit accruals under the existing defined benefit pension plan, a step that will significantly limit future funding volatility for that plan and, accordingly, volatility of the Company’s overall financial condition. As part of such amendments, we adopted a new, low volatility, defined benefit pension plan, subject to the approval of the Internal Revenue Service. We have also offered one-time lump-sum payments to certain former employees and we will continue to look for ways to reduce the size of our pension obligations.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have a significant impact on our reported financial results. We expect to continue to experience significant volatility in 2014 in our retirement-related costs, including pension, multiemployer pension and retiree medical costs. In 2013, our retirement-related costs declined by approximately $27 million to $18 million (excluding a $6.2 million multiemployer pension plan withdrawal expense in 2013), as pension interest costs were significantly lower and expected earnings on plan assets were significantly higher in 2013 than in 2012. In 2014, we expect that retirement-related costs will increase approximately $19 million to $37 million, due principally to a lower expected return on pension plan assets due to a shift in asset mix from equity to bonds, higher interest costs, the impact of the acceleration of prior service costs due to the sale of the New England Media Group on retiree medical costs, and higher expenses associated with our multiemployer pension plan withdrawal obligations.
Our retirement plan obligations have not declined proportionately with the relative size of our business over the years, since we have largely retained all pension liabilities following the sales of the New England and Regional Media Groups. As a result, volatility resulting from changes in what we refer to as our “non-operating retirement costs” may obscure trends in the financial performance of our operating business. Non-operating retirement costs include interest cost, expected return on plan assets and amortization of actuarial gains and loss components of pension expense; interest cost and amortization of actuarial gains and loss components of retiree medical expense; and all expenses associated with multiemployer pension plan withdrawal obligations. These non-operating retirement costs are primarily tied to financial market performance and amortization of changes in market interest rates and investment performance. Non-operating retirement costs do not include service costs and amortization of prior service costs for pension and retiree medical benefits, which we believe reflect the ongoing service-related costs of providing pension benefits to our employees. We consider non-operating retirement costs to be outside the performance of the business and we believe presenting operating results excluding non-operating retirement costs, in addition to our GAAP operating results, will provide increased transparency and a better understanding of the underlying trends in our operating business performance. Beginning in 2014, we will provide supplemental non-GAAP information on adjusted operating costs and adjusted operating profit, in each case adjusted to exclude non-operating retirement costs. We believe that this supplemental information will help clarify how the employee benefit costs of our principal plans affect our financial position and how they may affect future operating performance, allowing for a better long-term view of the business.
Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
Total circulation revenues are projected to increase in the low-single digits in the first quarter of 2014 compared with the first quarter of 2013, as we expect to benefit from our digital subscription initiatives, as well as from the print home-delivery price increase implemented in the first quarter of 2014.
We expect total advertising revenue trends for the first quarter of 2014 to be similar to the trends experienced in the fourth quarter of 2013 based on a 13-week comparison.

P. 24 – THE NEW YORK TIMES COMPANY

We expect operating costs in the first quarter of 2014 to increase in the low- to mid-single digits compared with the first quarter of 2013 as investments around the Company’s strategic growth initiatives accelerate. In addition to higher retirement-related costs described above, we expect that costs related to our growth initiatives will increase by approximately $25 to $30 million in 2014 compared with 2013. We expect that operating profit will be negatively affected by these growth initiatives for the full year 2014, with potential positive contributions to profitability beginning late in 2014.
In addition, we expect the following on a pre-tax basis in 2014:

•	Results from joint ventures: $0 to a loss of $1 million,

•	Depreciation and amortization: $75 to $85 million,

•	Interest expense, net: $55 to $60 million, and

•	Capital expenditures: $35 to $45 million.

THE NEW YORK TIMES COMPANY – P. 25

RESULTS OF OPERATIONS
Overview
Fiscal years 2013 and 2011 each comprise 52 weeks and fiscal year 2012 comprises 53 weeks. The effect of the 53rd week (“additional week”) on revenues and operating costs is discussed below. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011	13-12	12-11
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues
Circulation	$824,277	$795,037	$705,163	3.7	12.7
Advertising	666,687	711,829	756,148	(6.3)	(5.9)
Other	86,266	88,475	93,263	(2.5)	(5.1)
Total revenues	1,577,230	1,595,341	1,554,574	(1.1)	2.6
Operating costs
Production costs:
Raw materials	92,886	106,381	108,267	(12.7)	(1.7)
Wages and benefits	332,085	331,321	315,900	0.2	4.9
Other	201,942	213,616	216,094	(5.5)	(1.1)
Total production costs	626,913	651,318	640,261	(3.7)	1.7
Selling, general and administrative costs	706,354	711,112	687,558	(0.7)	3.4
Depreciation and amortization	78,477	78,980	83,833	(0.6)	(5.8)
Total operating costs	1,411,744	1,441,410	1,411,652	(2.1)	2.1
Pension settlement expense	3,228	47,657	—	(93.2)	N/A
Multiemployer pension plan withdrawal expense	6,171	—	4,228	N/A	*
Other expense	—	2,620	4,500	*	(41.8)
Impairment of assets	—	—	7,458	N/A	*
Operating profit	156,087	103,654	126,736	50.6	(18.2)
Gain on sale of investments	—	220,275	71,171	*	*
Impairment of investments	—	5,500	—	*	N/A
(Loss)/income from joint ventures	(3,215)	2,936	(270)	*	*
Premium on debt redemption	—	—	46,381	N/A	*
Interest expense, net	58,073	62,808	85,243	(7.5)	(26.3)
Income from continuing operations before income taxes	94,799	258,557	66,013	(63.3)	*
Income tax expense	37,892	94,617	21,417	(60.0)	*
Income from continuing operations	56,907	163,940	44,596	(65.3)	*
Discontinued operations:
(Loss) from discontinued operations, net of income taxes	(20,413)	(113,447)	(82,799)	(82.0)	37.0
Gain on sale, net of income taxes	28,362	85,520	—	(66.8)	N/A
Income/(loss) from discontinued operations, net of income taxes	7,949	(27,927)	(82,799)	*	(66.3)
Net income/(loss)	64,856	136,013	(38,203)	(52.3)	*
Net loss/(income) attributable to the noncontrolling interest	249	(166)	555	*	*
Net income/(loss) attributable to The New York Times Company common stockholders	$65,105	$135,847	$(37,648)	(52.1)	*
* Represents an increase or decrease in excess of 100%.

P. 26 – THE NEW YORK TIMES COMPANY

Revenues
Circulation, advertising and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011	13-12	12-11
	(52 weeks)	(53 weeks)	(52 weeks)
Circulation	$824,277	$795,037	$705,163	3.7	12.7
Advertising	666,687	711,829	756,148	(6.3)	(5.9)
Other	86,266	88,475	93,263	(2.5)	(5.1)
Total	$1,577,230	$1,595,341	$1,554,574	(1.1)	2.6
Circulation Revenues
Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including our digital-only subscription packages, e-readers and replica editions.
Circulation revenues increased in 2013 compared with 2012 primarily due to growth in our digital subscription base and the increase in print home-delivery prices at The Times, offset by a decline resulting from fewer print copies sold and the effect of the additional week in 2012. Revenues from our digital-only subscription packages, e-readers and replica editions were $149.1 million in 2013 compared with $111.7 million in 2012, an increase of 33.5%.
Circulation revenues increased in 2012 compared with 2011 mainly as growth in our digital subscription base, the increase in print home-delivery prices in the first half of 2012 at The Times and the effect of the additional week in 2012 offset a decline resulting from fewer print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $111.7 million in 2012 compared with $44.3 million in 2011. In addition, as home-delivery subscribers receive all digital access for free, we saw benefits to The Times’s home-delivery circulation with slight growth in Sunday home-delivery circulation volume in 2012 compared with 2011.
Advertising Revenues
Advertising revenues (print and digital) by category were as follows:

	Years Ended			% Change
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011	13-12	12-11
	(52 weeks)	(53 weeks)	(52 weeks)
National	$522,085	$545,888	$579,695	(4.4)	(5.8)
Retail	82,614	95,709	95,301	(13.7)	0.4
Classified	57,069	64,575	74,084	(11.6)	(12.8)
Other	4,919	5,657	7,068	(13.0)	(20.0)
Total	$666,687	$711,829	$756,148	(6.3)	(5.9)
Below is a percentage breakdown of 2013 and 2012 advertising revenues (print and digital):

	National	Retail and Preprint	Classified				Total Classified	Other Advertising Revenues	Total
			Help Wanted	Real Estate	Auto	Other
2013	78%	12%	2%	4%	—%	3%	9%	1%	100%
2012	77%	13%	2%	4%	1%	2%	9%	1%	100%
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is sensitive to economic conditions and affected by the

THE NEW YORK TIMES COMPANY – P. 27

continuing transformation of our industry. During 2013, advertising revenues remained under pressure due to ongoing secular trends and economic factors. Changes in the spending patterns and marketing strategies of our advertisers in response to such conditions and an increasingly complex and fragmented digital advertising marketplace contributed to declines in advertising revenues during 2013. The market for standard web-based digital display advertising continues to experience challenges, due to an abundance of available advertising inventory and a shift toward automation, including digital advertising networks and exchanges, real-time bidding and other programmatic-buying channels that allow advertisers to buy audience at scale, which has led to downward pricing pressure.
In 2013, total advertising revenues decreased primarily due to lower print advertising revenues across all advertising categories and the effect of the additional week in 2012. Print advertising revenues, which represented approximately 76% of total advertising revenues, declined 7.0% in 2013 compared with 2012, due to weakness in national, retail and classified advertising. Digital advertising revenues declined 4.3% in 2013 compared with 2012 due to declines in national and classified advertising revenues, driven in part by the effect of the additional week in 2012, partially offset by an increase in retail advertising revenues.
By category, total advertising revenues declined in 2013 compared with 2012 mainly due to lower retail and classified advertising revenues, partially driven by the effect of the additional week in 2012. Total retail advertising revenues declined as advertisers reduced spending in the face of uneven economic conditions, primarily in the department stores, fashion jewelry and mass market categories. The uncertain economic environment, coupled with secular changes in our industry, contributed to declines in total classified advertising revenues, primarily in the real estate, automotive and help wanted categories. Total national advertising revenues decreased mainly in the financial services, entertainment, department store and hotel categories, partially offset by growth in the telecommunications and corporate categories.
In 2012, total advertising revenues decreased compared with 2011 due to lower print and digital advertising revenues, partially offset by the effect of the additional week in 2012. Print advertising revenues were affected by declines in advertiser spending in most advertising categories, reflecting the continued uneven U.S. economic environment, uncertain global conditions and the secular transformation of our industry. Print advertising revenues, which represented approximately 76% of total advertising revenues in 2012, declined 7.4% in 2012 compared with 2011, due to weakness in national, retail and classified advertising. Market factors, including an increasingly competitive landscape, also contributed to reduced spending on digital platforms and pricing pressure in digital advertising. Digital advertising revenues in 2012 decreased slightly compared with 2011 primarily due to declines in the real estate classified advertising category, partially offset by improvement in the national and retail display advertising categories, which benefited in part from the additional week in 2012.
By category, total advertising revenues declined in 2012 compared with 2011 mainly due to lower national and classified advertising revenues. Total national advertising revenues decreased reflecting the uncertain economic environment, which led to declines mainly in the financial services, studio entertainment, corporate and technology categories, partially offset by growth in the luxury category. The soft economic environment, coupled with secular changes in our industry, contributed to declines in total classified advertising revenues, primarily in the real estate and automotive categories.
Other Revenues
Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income and conferences/events.
Other revenues decreased in 2013 compared with 2012, mainly due to our exit from the education business at the end of 2012.
Other revenues decreased in 2012 compared with 2011, mainly due to the sale of Baseline and our exit from the education business at the end of 2012.

P. 28 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011	13-12	12-11
	(52 weeks)	(53 weeks)	(52 weeks)
Production costs:
Raw materials	$92,886	$106,381	$108,267	(12.7)	(1.7)
Wages and benefits	332,085	331,321	315,900	0.2	4.9
Other	201,942	213,616	216,094	(5.5)	(1.1)
Total production costs	626,913	651,318	640,261	(3.7)	1.7
Selling, general and administrative costs	706,354	711,112	687,558	(0.7)	3.4
Depreciation and amortization	78,477	78,980	83,833	(0.6)	(5.8)
Total operating costs	$1,411,744	$1,441,410	$1,411,652	(2.1)	2.1
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(52 weeks)	(53 weeks)	(52 weeks)
Components of operating costs as a percentage of total operating costs
Wages and benefits	40%	40%	40%
Raw materials	7%	7%	7%
Other operating costs	47%	47%	47%
Depreciation and amortization	6%	6%	6%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(52 weeks)	(53 weeks)	(52 weeks)
Components of operating costs as a percentage of total revenues
Wages and benefits	36%	36%	36%
Raw materials	6%	7%	7%
Other operating costs	43%	42%	43%
Depreciation and amortization	5%	5%	5%
Total	90%	90%	91%
Production Costs
Production costs decreased in 2013 compared with 2012 primarily due to lower raw materials expense (approximately $13 million), mainly newsprint, outside printing costs (approximately $9 million) and pension expense (approximately $3 million), offset in part by higher compensation costs (approximately $4 million). Newsprint expense declined 16.2% in 2013, with 9.8% from lower consumption and 6.4% from lower pricing. Cost savings from contract negotiations mainly contributed to lower outside printing costs. Compensation costs increased

THE NEW YORK TIMES COMPANY – P. 29

mainly due to new hires related to our digital initiatives and lower capitalized salary costs, offset by the additional week in 2012.
Production costs increased in 2012 compared with 2011 primarily due to higher compensation costs (approximately $16 million) and various other costs, offset in part by lower outside printing costs (approximately $6 million) and raw materials expense (approximately $2 million), mainly newsprint. Compensation costs increased mainly due to new hires for our digital initiatives, the effect of the additional week in 2012 and annual salary increases. Cost savings from the expiration of certain contractual commitments and contract negotiations mainly contributed to lower outside printing costs. Newsprint expense declined 1.2% in 2012, with 3.4% from lower consumption offset in part by 2.2% from higher pricing.
Selling, General and Administrative Costs
Selling, general and administrative costs decreased in 2013 compared with 2012 primarily due to lower pension expense (approximately $18 million) and salaries and wage expenses (approximately $10 million) offset by higher other compensation costs (approximately $13 million). Compensation costs increased primarily due to new hires related to digital initiatives and annual salary merit increases.
Selling, general and administrative costs increased in 2012 compared with 2011 primarily due to higher costs associated with promotion (approximately $4 million), severance (approximately $2 million) and various other costs and the effect of the additional week in 2012, offset in part by lower professional fees (approximately $7 million). Promotion costs were higher mainly due to our digital initiatives and print circulation marketing at The Times. Severance costs were higher due to the level of workforce reduction programs year-over-year. Professional fees were lower due to the level of consulting services.
Other Items
Pension Settlement Expense
As part of our strategy to reduce our pension obligations and the resulting volatility of our overall financial condition, during 2013 and 2012, we offered one-time lump-sum payments to certain former employees. The lump-sum payment offers each resulted in settlement charges due to the acceleration of the recognition of the accumulated unrecognized actuarial loss.
2013
In the fourth quarter of 2013, we recorded a $3.2 million non-cash settlement charge in connection with one-time lump-sum payments made to certain former employees who participated in a non-qualified pension plan. Total lump-sum payments made in the fourth quarter of 2013 were approximately $11 million and were paid out of Company cash.
2012
In 2012, we offered certain former employees who participated in The New York Times Companies Pension Plan the option to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA) or to commence an immediate monthly annuity. Approximately 2,600 eligible terminated vested participants in The New York Times Companies Pension Plan accepted the offer. We recorded a non-cash settlement charge of $47.7 million in connection with the lump-sum payments made in the fourth quarter of 2012, which totaled approximately $112 million. These lump-sum payments were made out of existing assets of The New York Times Companies Pension Plan and not with Company cash. The lump-sum payments resulted in an actuarial gain of approximately $30 million as of December 30, 2012, thereby improving the underfunded status of The New York Times Companies Pension Plan. The actuarial gain was due to a higher discount rate used to value the lump-sum payments than was used to value the plan’s liabilities as of December 30, 2012.
Multiemployer Pension Plan Withdrawal Expense
Over the past few years, certain events, such as amendments to various collective bargaining agreements and the sales of the New England Media Group and the Regional Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits.

P. 30 – THE NEW YORK TIMES COMPANY

Our multiemployer pension plan withdrawal liability was approximately $119 million as of December 29, 2013 and $109 million as of December 30, 2012. This liability represents the present value of the obligations related to complete and partial withdrawals from certain plans, as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For the plans that have yet to provide us with a demand letter, the actual liability will not be fully known until those plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
2013
In the third quarter of 2013, we recorded an estimated charge of $6.2 million related to a partial withdrawal obligation under a multiemployer pension plan.
2012
There were nominal charges in 2012 for withdrawal obligations related to our multiemployer pension plans.
2011
In 2011, we recorded an estimated charge of $4.2 million for multiemployer pension plan withdrawal obligations.
Other Expense
2012
In 2012, we recorded a $2.6 million charge in connection with a legal settlement.
2011
In 2011, we recorded a $4.5 million charge for a retirement and consulting agreement in connection with the retirement of our former chief executive officer at the end of 2011.
Impairment of Assets
2011
In the second quarter of 2011, we classified certain assets as held for sale, primarily of Baseline. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $7.5 million. The impairment charge reduced the carrying value of intangible assets to zero and the property to a nominal value. The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data. In October 2011, we completed the sale of Baseline, which resulted in a nominal gain.
NON-OPERATING ITEMS
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

THE NEW YORK TIMES COMPANY – P. 31

Impairment of Investments
In 2012, we recorded non-cash impairment charges of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charges were primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.
(Loss)/Income from Joint Ventures
As of December 29, 2013, we had investments in paper mills that were accounted for under the equity method (Malbaie and Madison). Our proportionate share of the operating results of these investments is recorded in “(Loss)/income from joint ventures” in our Consolidated Statements of Operations. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.
In the fourth quarter of 2013, as part of the sale of the New England Media Group, we sold our 49% equity interest in Metro Boston, and classified the results as discontinued operations for all periods presented. See Note 15 of the Notes to the Consolidated Financial Statements for additional information.
In 2013, we had loss from joint ventures of $3.2 million compared with income of $2.9 million in 2012. Joint venture results in 2013 were primarily due to lower results for the paper mills in which we have an investment.
In 2012, we had income from joint ventures of $2.9 million compared with a loss of $0.3 million in 2011. Joint venture results in 2012 were primarily impacted by improved results from the paper mills and the sale of our ownership interest in Fenway Sports Group. We changed the accounting for our ownership interest in Fenway Sports Group from the equity method to the cost method after the sale of a portion of our ownership interest in February 2012 reduced our influence on the operations of Fenway Sports Group. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Consolidated Statements of Operations.
Premium on Debt Redemption
On August 15, 2011, we prepaid in full all $250.0 million outstanding aggregate principal amount of our 14.053% senior unsecured notes due January 15, 2015 (“14.053% Notes”). The prepayment totaled approximately $280 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes, (2) approximately $3 million representing all interest that was accrued and unpaid on the 14.053% Notes, and (3) a make-whole premium amount of approximately $27 million due in connection with the prepayment. We funded the prepayment from available cash. As a result of this prepayment, we recorded a $46.4 million pre-tax charge in the third quarter of 2011 and saved, and expect to save, in excess of $39 million annually in interest expense through January 15, 2015, the original maturity date.
Interest Expense, Net
Interest expense, net, was as follows:

	Years Ended
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Cash interest expense	$54,811	$58,719	$79,187
Non-cash amortization of discount on debt	4,777	4,516	6,933
Capitalized interest	—	(17)	(427)
Interest income	(1,515)	(410)	(450)
Total interest expense, net	$58,073	$62,808	$85,243
Interest expense, net decreased in 2013 compared with 2012 due to a lower level of debt outstanding as a result of repurchases and, in the fourth quarter of 2012, a charge associated with the termination of our $125.0 million revolving credit facility.
Interest expense, net decreased in 2012 compared with 2011 mainly due to the prepayment in August 2011 of the 14.053% Notes and our payment at maturity in September 2012 of all $75.0 million outstanding aggregate principal amount of our 4.610% senior notes (“4.610% Notes”), offset in part by a charge related to the termination of our revolving credit facility in 2012.

P. 32 – THE NEW YORK TIMES COMPANY

Income Taxes
We had income tax expense of $37.9 million on pre-tax income of $94.8 million in 2013. Our effective tax rate was 40.0% in 2013. The effective tax rate for 2013 was favorably affected by strong returns on corporate-owned life insurance investments and approximately $1.8 million for the reversal of reserves for uncertain tax positions due to the lapse of applicable statutes of limitations.
We had income tax expense of $94.6 million on pre-tax income of $258.6 million in 2012. Our effective tax rate was 36.6% in 2012. The effective tax rate for 2012 was favorably affected by a lower income tax rate on the sale of our ownership interest in Indeed.com.
We had income tax expense of $21.4 million on pre-tax income of $66.0 million in 2011. Our effective tax rate was 32.4% in 2011. The effective tax rate for 2011 was favorably affected by approximately $12 million for the reversal of reserves for uncertain tax positions, primarily due to the lapse of applicable statutes of limitations.
Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group, consisting of the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties, and our 49% equity interest in Metro Boston, for approximately $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million.
As a result of the New England Media Group meeting the criteria of being held for sale in the third quarter of 2013, we recorded an impairment charge of $34.3 million reflecting the difference between the expected sales price and the New England Media Group’s net assets at such time. In the fourth quarter of 2013, when the sale was completed, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group.
The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale for all periods presented.
About Group
In the fourth quarter of 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. In 2012, the sale resulted in a pre-tax gain of $96.7 million ($61.9 million after tax). The net after-tax proceeds from the sale were approximately $291 million. The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented and certain assets are classified as held for sale as of December 30, 2012 and December 25, 2011.
Regional Media Group
In the first quarter of 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). The results of operations for the Regional Media Group have been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale as of December 25, 2011.

THE NEW YORK TIMES COMPANY – P. 33

Discontinued operations are summarized in the following charts:

	Year Ended December 29, 2013
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$287,677	$—	$—	$287,677
Total operating costs	281,414	—	—	281,414
Multiemployer pension plan withdrawal expense(1)	7,997	—	—	7,997
Impairment of assets(2)	34,300	—	—	34,300
Loss from joint ventures	(240)	—	—	(240)
Interest expense, net	9	—	—	9
Pre-tax loss	(36,283)	—	—	(36,283)
Income tax benefit(3)	(13,373)	(2,497)	—	(15,870)
(Loss)/income from discontinued operations, net of income taxes	(22,910)	2,497	—	(20,413)
Gain/(loss) on sale, net of income taxes:
Gain on sale(4)	47,561	419	—	47,980
Income tax expense	19,457	161	—	19,618
Gain on sale, net of income taxes	28,104	258	—	28,362
Income from discontinued operations, net of income taxes	$5,194	$2,755	$—	$7,949

	Year Ended December 30, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$394,739	$74,970	$6,115	$475,824
Total operating costs	385,527	51,140	8,017	444,684
Impairment of assets(2)	—	194,732	—	194,732
Income from joint ventures	68	—	—	68
Interest expense, net	7	—	—	7
Pre-tax income/(loss)	9,273	(170,902)	(1,902)	(163,531)
Income tax expense/(benefit)	10,717	(60,065)	(736)	(50,084)
Loss from discontinued operations, net of income taxes	(1,444)	(110,837)	(1,166)	(113,447)
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale	—	96,675	(5,441)	91,234
Income tax expense/(benefit)(5)	—	34,785	(29,071)	5,714
Gain on sale, net of income taxes	—	61,890	23,630	85,520
(Loss)/income from discontinued operations, net of income taxes	$(1,444)	$(48,947)	$22,464	$(27,927)

P. 34 – THE NEW YORK TIMES COMPANY

	Year Ended December 25, 2011
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$398,056	$110,826	$259,945	$768,827
Total operating costs	376,474	67,475	235,032	678,981
Impairment of assets(2)	1,767	3,116	152,093	156,976
Income from joint ventures	298	—	—	298
Pre-tax income/(loss)	20,113	40,235	(127,180)	(66,832)
Income tax expense/(benefit)(6)	11,393	15,453	(10,879)	15,967
Income/(loss) from discontinued operations, net of income taxes	$8,720	$24,782	$(116,301)	$(82,799)

(1)
The multiemployer pension plan withdrawal expense in 2013 is related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

(2)
Included the impairment of fixed assets related to the New England Media Group in 2013; impairment of goodwill related to the About Group in 2012; impairment of intangible assets related to the About Group and impairment of goodwill related to Regional Media Group in 2011.

(3)	The income tax benefit for the About Group in 2013 is related to a change in prior period estimated tax expense.

(4)	Included in the gain on sale in 2013 is a $49.1 million post-retirement curtailment gain related to the New England Media Group.

(5)	The income tax benefit for the Regional Media Group in 2012 included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.

(6)	The income tax benefit for the Regional Media Group in 2011 was unfavorably impacted because a portion of the goodwill impairment charge was non-deductible.
Impairment of Assets
2013
New England Media Group
The impairment of assets in 2013 reflects the impairment of fixed assets held for sale that related to the New England Media Group. During the third quarter of 2013, we estimated the fair value less cost to sell of the group held for sale, using unobservable inputs. We recorded a $34.3 million non-cash charge in the third quarter of 2013 for fixed assets at the New England Media Group to reduce the carrying value of fixed assets to their fair value less cost to sell.
2012
About Group
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

THE NEW YORK TIMES COMPANY – P. 35

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 29, 2013	December 30, 2012	13-12
Cash and cash equivalents	$482,745	$820,490	(41.2)
Marketable securities	541,035	139,264	*
Current portion of long-term debt and capital lease obligations	21	123	(82.9)
Long-term debt and capital lease obligations	684,142	696,752	(1.8)
Total New York Times Company stockholders’ equity	842,910	662,325	27.3
Ratios:
Total debt to total capitalization	45%	51%
Current assets to current liabilities	3.36	3.30
* Represents an increase in excess of 100%.
Our primary sources of cash inflows from operations are circulation and advertising sales. Circulation and advertising provided about 52% and 42%, respectively, of total revenues in 2013. The remaining cash inflows from operations are from other revenue sources such as news services/syndication, digital archives, rental income and conferences/events. Our primary source of cash outflows are for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes. Contributions to our qualified pension plans can have a significant impact on cash flows. See “— Pensions and Other Postretirement Benefits” for additional information regarding our pension plans. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
We have continued to strengthen our liquidity position and our debt profile. As of December 29, 2013, we had cash, cash equivalents and marketable securities of approximately $1 billion and total debt and capital lease obligations of approximately $684 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by over $300 million. Our cash position improved in 2013, primarily due to cash flows from operations and the proceeds from the sale of the New England Media Group and our ownership interest in Metro Boston, offset by contributions totaling approximately $74 million during 2013 to certain qualified pension plans.
In September 2013, we announced the initiation of a quarterly dividend. A dividend of $0.04 per share was paid on our Class A and Class B Common Stock in October 2013, and an additional dividend of $0.04 per share of Class A and Class B Common Stock was declared in December 2013 and paid in January 2014. We paid dividends of approximately $6 million in 2013. No dividends were declared or paid in 2012 or 2011.

P. 36 – THE NEW YORK TIMES COMPANY

We remain focused on managing the underfunded status of our pension plans and adjusting the size of our pension obligations relative to the size of our Company. Our qualified pension plans were underfunded (meaning the present value of future obligations exceeded the fair value of plan assets) as of December 29, 2013, by approximately $80 million, compared with approximately $350 million as of December 30, 2012. The improvement in the funded status of these pension plans reflects the increase in interest rates in 2013, solid returns on pension assets, contributions we made in early 2013 and the elimination of obligations relating to certain former employees who accepted a one-time lump-sum payment offer in 2012. We made contributions of approximately $74 million to certain qualified pension plans in 2013. We expect contributions to total approximately $16 million to satisfy minimum funding requirements in 2014. In addition, see “Legal Proceedings” regarding current matters relating to the Pension Benefit Guaranty Corporation.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended			% Change
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011	13-12	12-11
Operating activities	$34,855	$79,310	$73,927	(56.1)	7.3
Investing activities	$(353,657)	$646,813	$(18,254)	*	*
Financing activities	$(19,259)	$(80,854)	$(250,226)	(76.2)	(67.7)
* Represents an increase or decrease in excess of 100%.
Operating Activities
Operating cash inflows include cash receipts from circulation and advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.
Net cash provided by operating activities in 2013 decreased compared with 2012 primarily due to cash flows related to the About Group prior to its disposition in 2012 and higher income tax payments in 2013, offset in part by lower pension contributions in 2013. We made contributions to certain qualified pension plans of approximately $74 million in 2013 compared with approximately $144 million in 2012. We also made income tax payments of approximately $53 million in 2013 compared with approximately $7 million in 2012.
Net cash provided by operating activities in 2012 increased compared with 2011 primarily due to lower interest mainly associated with the prepayment of the 14.053% Notes in August 2011, offset in part by higher income taxes primarily for the sales of our ownership interests in Indeed.com and Fenway Sports Group, as well as lower income tax refunds.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash primarily subject to collateral requirements for obligations under our workers’ compensation programs, acquisitions of new businesses and investments.
Net cash used in investing activities in 2013 was primarily due to net purchases of marketable securities and payments for capital expenditures, offset by proceeds from the sale of the New England Media Group and our ownership interest in Metro Boston.
Net cash provided by investing activities in 2012 was primarily due to proceeds from the sales of the About and Regional Media Groups and our ownership interests in Indeed.com and Fenway Sports Group, offset in part by net purchases of marketable securities and payments for capital expenditures.
Net cash used in investing activities in 2011 was mainly due to net purchases of marketable securities, capital expenditures and changes in restricted cash, offset in part by proceeds from the sales of a portion of our interests in

THE NEW YORK TIMES COMPANY – P. 37

Fenway Sports Group and Indeed.com, as well as proceeds primarily from the sales of UCompareHealthCare.com and Baseline in 2011.
Capital expenditures were $16.9 million in 2013, $34.9 million in 2012 and $44.9 million in 2011.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, long-term debt and capital lease obligations.
Net cash used in financing activities in 2013 was primarily due to the repurchase of $17.4 million principal amount of our 6.625% Notes in addition to dividends paid in the fourth quarter of 2013, offset by funds from stock option exercises.
Net cash used in financing activities in 2012 was primarily for the repayment at maturity in September 2012 of all $75.0 million outstanding aggregate principal amount of the 4.610% Notes and the repurchase of $5.9 million principal amount of the 5.0% senior unsecured notes due March 15, 2015.
Net cash used in financing activities in 2011 was primarily for the prepayment of our 14.053% Notes.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Restricted Cash
We were required to maintain $28.1 million of restricted cash as of December 29, 2013, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Third-Party Financing
Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	December 29, 2013	December 30, 2012
Senior notes due in 2015, net of unamortized debt costs of $43 in 2013 and $78 in 2012	5.0%	244,057	244,022
Senior notes due in 2016, net of unamortized debt costs of $2,484 in 2013 and $3,477 in 2012	6.625%	205,111	221,523
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs of $21,741 in 2013 and $25,490 in 2012		228,259	224,510
Total debt		677,427	690,055
Short-term capital lease obligations(1)		21	123
Long-term capital lease obligations		6,715	6,697
Total capital lease obligations		6,736	6,820
Total debt and capital lease obligations		$684,163	$696,875

(1)	Included in “Accrued expenses and other” in our Consolidated Balance Sheets.
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $819 million as of December 29, 2013, and $840 million as of December 30, 2012. We were in compliance with our covenants under our third-party financing arrangements as of December 29, 2013.
4.610% Notes
On September 26, 2012, we repaid in full all $75.0 million aggregate principal amount of the 4.610% Notes. The 4.610% Notes were reclassified to “Current portion of long-term debt and capital lease obligations” in our Consolidated Balance Sheet in the fourth quarter of 2011.
5.0% Notes
In 2005, we issued $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015 (“5.0% Notes”). During 2012, we repurchased $5.9 million principal amount of our 5.0% Notes and recorded a

P. 38 – THE NEW YORK TIMES COMPANY

$0.4 million pre-tax charge in connection with the repurchase. This charge is included in “Interest expense, net” in our Consolidated Statements of Operations.
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
On August 15, 2011, we prepaid in full all $250.0 million outstanding aggregate principal amount of the 14.053% Notes. The prepayment totaled approximately $280 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes; (2) approximately $3 million representing all interest that was accrued and unpaid on the 14.053% Notes; and (3) a make-whole premium amount of approximately $27 million due in connection with the prepayment. We funded the prepayment from available cash. As a result of this prepayment, we recorded a $46.4 million pre-tax charge in the third quarter of 2011. This charge is included in “Premium on debt redemption” in our Consolidated Statements of Operations. We saved, and expect to save, in excess of $39 million annually in interest expense through January 15, 2015, the original maturity date.
6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of the 6.625% Notes. During 2013, we repurchased $17.4 million principal amount of our 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases.
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

THE NEW YORK TIMES COMPANY – P. 39

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
Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 29, 2013. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2014	2015-2016	2017-2018	Later Years
Long-term debt(1)	$899,792	$51,951	$538,464	$54,768	$254,609
Capital leases(2)	10,026	573	1,104	1,104	7,245
Operating leases(2)	52,275	12,472	17,922	10,998	10,883
Benefit plans(3)	1,376,991	130,271	265,010	271,156	710,554
Total	$2,339,084	$195,267	$822,500	$338,026	$983,291

(1)	Includes estimated interest payments on long-term debt. See Note 8 of the Notes to the Consolidated Financial Statements for additional information related to our long-term debt.

(2)	See Note 20 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)
Includes estimated benefit payments under our Company-sponsored pension and other postretirement benefit plans. Payments for these plans have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2019-2023. While benefit payments under these plans are expected to continue beyond 2023, we believe that an estimate beyond this period is impracticable. Payments under our Company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not with Company cash. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.

“Other Liabilities–Other” in our Consolidated Balance Sheets include liabilities related to (1) deferred compensation, primarily consisting of our deferred executive compensation plan (the “DEC plan”), (2) our liability for uncertain tax positions and (3) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable.
The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the initial deferral period is for a minimum of two years up to a maximum of 15 years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. See Note 13 of the Notes to the Consolidated Financial Statements for additional information on “Other Liabilities–Other.”
Our tax liability for uncertain tax positions was approximately $64 million, including approximately $18 million of accrued interest and penalties as of December 29, 2013. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on “Income Taxes.”
We have a contract with a major paper supplier to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an

P. 40 – THE NEW YORK TIMES COMPANY

arm’s length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 29, 2013.
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
We believe our critical accounting policies include our accounting for long-lived assets, retirement benefits, income taxes, self-insurance liabilities and accounts receivable allowances. Specific risks related to our critical accounting policies are discussed below.
Long-Lived Assets
We evaluate whether there has been an impairment of goodwill on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist. All other long-lived assets are tested for impairment if certain circumstances indicate that a possible impairment exists.

(In thousands)	December 29, 2013	December 30, 2012
Goodwill	$125,871	$122,691
Property, plant and equipment, net	713,356	773,469
Long-lived assets	$839,227	$896,160
Total assets	$2,572,552	$2,815,609
Percentage of long-lived assets to total assets	33%	32%
The impairment analysis is considered critical because of the significance of long-lived assets to our Consolidated Balance Sheets.
We test for goodwill impairment at the reporting unit level, which is our operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2013 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, in the first step we compare the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model. In calculating fair value for each reporting unit, we generally weigh the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to our business and long-term projections. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. In the second step, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

THE NEW YORK TIMES COMPANY – P. 41

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
In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of its long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include: (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological and (3) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. Additionally, management believes that the likelihood of an impairment of goodwill is remote due to the excess market capitalization relative to its net book value. See Notes 6 and 15 of the Notes to the Consolidated Financial Statements.
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
We consider accounting for retirement plans critical to our operations because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health-care cost trend rates, long-term return on plan assets and mortality rates. These assumptions may have an effect on the amount and timing of future contributions. Depending on the assumptions and estimates used, the impact from our pension and other postretirement benefits could vary within a range of outcomes and could have a material effect on our Consolidated Financial Statements.
See “— Pensions and Other Postretirement Benefits” below for more information on our retirement benefits.
Income Taxes
We consider accounting for income taxes critical to our operating results because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.
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

P. 42 – THE NEW YORK TIMES COMPANY

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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $43 million as of December 29, 2013 and $42 million as of December 30, 2012.
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

(In thousands)	December 29, 2013	December 30, 2012
Accounts receivable, net	$202,303	$197,589
Accounts receivable allowances	14,252	15,452
Accounts receivable - gross	$216,555	$213,041
Total current assets	$1,172,267	$1,397,568
Percentage of accounts receivable allowances to gross accounts receivable	7%	7%
Percentage of net accounts receivable to current assets	17%	14%
We consider accounting for accounts receivable allowances critical to our operations because of the significance of accounts receivable to our current assets and operating cash flows. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our Consolidated Financial Statements.
PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen; participate in joint Company and Guild-sponsored plans, The New York Times Newspaper Guild pension plan, which has been frozen, and a new defined benefit plan, subject to the approval of the Internal Revenue Service; and make contributions to several multiemployer pension plans in connection with collective bargaining agreements. These plans cover the majority of our employees. The table below includes the liability for all of these plans.

THE NEW YORK TIMES COMPANY – P. 43

(In thousands)	December 29, 2013	December 30, 2012
Pension and other postretirement liabilities	$563,162	$878,242
Total liabilities	$1,726,018	$2,149,973
Percentage of pension and other postretirement liabilities to total liabilities	33%	41%
Pension Benefits
Our Company-sponsored defined benefit pension plans include qualified plans (funded) as well as non-qualified plans (unfunded). These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. All of our non-qualified plans, which provide enhanced retirement benefits to select employees, are currently frozen, except for a foreign-based pension plan discussed below. The New York Times Newspaper Guild pension plan is a qualified plan and is also included in the table below.
We also have a foreign-based pension plan for certain non-U.S. employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
The funded status of our qualified and non-qualified pension plans as of December 29, 2013 is as follows:

	December 29, 2013
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,778,647	$262,501	$2,041,148
Fair value of plan assets	1,698,091	—	1,698,091
Pension underfunded/unfunded obligation	$80,556	$262,501	$343,057
We made contributions of approximately $74 million to certain qualified pension plans in 2013. In January 2013, we made a contribution of approximately $57 million to The New York Times Newspaper Guild pension plan, of which $20 million was estimated to be necessary to satisfy minimum funding requirements in 2013. We expect contributions to total approximately $16 million to satisfy minimum funding requirements in 2014.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 7.85% at the beginning of 2013. Our plan assets had a rate of return of approximately 7% in 2013 and an average annual return of approximately 8% over the three-year period 2011-2013. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The value (“market-related value”) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2014 expected long-term rate of return to be 7.00%, a decline from 7.85% in 2013. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points to 7.35% in 2013, pension expense would have increased by approximately $8 million in 2013 for our qualified pension plans. Our funding requirements would not have been materially affected.
We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.

P. 44 – THE NEW YORK TIMES COMPANY

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
The weighted average discount rate determined on this basis was 4.90% for our qualified plans and 4.60% for our non-qualified plans as of December 29, 2013.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2013, pension expense would have increased by approximately $1 million as of December 29, 2013 and our pension obligation would have increased by approximately $122 million.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
 We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $119 million as of December 29, 2013. This liability represents the present value of the obligations related to complete and partial withdrawals from certain plans as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For the plans that have yet to provide us with a demand letter, the actual liability will not be known until those plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate remained flat at 8.00% as of December 29, 2013. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of $0.1 million or a decrease of $0.1 million in our 2013 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A one-percentage point change in the assumed health-care cost trend rate would result in an increase or decrease of approximately $2 million in our accumulated benefit obligation as of December 29, 2013. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See “— Pension Benefits” above for information on our discount rate assumption.
See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which prescribes that a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and we do not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. This guidance becomes effective for the Company for fiscal years beginning

THE NEW YORK TIMES COMPANY – P. 45

after December 15, 2013, and will be applied on a prospective basis. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:

•	We do not have interest rate risk related to our debt because, as of December 29, 2013, our portfolio does not include variable-rate debt.

•
Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a substantial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented approximately 7% of our total operating costs in 2013 and 2012, respectively. Based on the number of newsprint tons consumed in 2013 and 2012, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $1.2 million (pre-tax) in 2013 and $1.3 million (pre-tax) in 2012, but would also result in improved performance in our joint ventures.

•
The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan ACM Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pensions and Other Postretirement Benefits.”

•
A significant portion of our employees are unionized and our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. In addition, if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our products could be impaired.

See Notes 7, 8, 11 and 20 of the Notes to the Consolidated Financial Statements.
P. 46 – THE NEW YORK TIMES COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2013 FINANCIAL REPORT

THE NEW YORK TIMES COMPANY – P. 47

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2013, 2012 and 2011. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 50.
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

THE NEW YORK TIMES COMPANY		THE NEW YORK TIMES COMPANY

BY:	/s/ MARK THOMPSON	BY:	/s/ JAMES M. FOLLO
	Mark Thompson		James M. Follo
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	February 26, 2014		February 26, 2014

P. 48 – THE NEW YORK TIMES COMPANY

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2013.
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 29, 2013, which is included on Page 51 in this Annual Report on Form 10-K.

THE NEW YORK TIMES COMPANY – P. 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
The New York Times Company
New York, NY
We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2013 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of The New York Times Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2014

P. 50 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
The New York Times Company
New York, NY
We have audited The New York Times Company’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company’s internal control over financial reporting based on our audit.
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
In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2014

THE NEW YORK TIMES COMPANY – P. 51

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 29, 2013	December 30, 2012
Assets
Current assets
Cash and cash equivalents	$482,745	$820,490
Short-term marketable securities	364,880	134,820
Accounts receivable (net of allowances: 2013 – $14,252; 2012 – $15,452)	202,303	197,589
Deferred income taxes	65,859	58,214
Prepaid assets	20,250	23,085
Other current assets	36,230	26,320
Assets held for sale	—	137,050
Total current assets	1,172,267	1,397,568
Long-term marketable securities	176,155	4,444
Investments in joint ventures	40,213	40,872
Property, plant and equipment:
Equipment	623,249	624,793
Buildings, building equipment and improvements	650,293	651,113
Software	189,684	190,320
Land	105,710	105,692
Assets in progress	15,402	9,527
Total, at cost	1,584,338	1,581,445
Less: accumulated depreciation and amortization	(870,982)	(807,976)
Property, plant and equipment, net	713,356	773,469
Goodwill	125,871	122,691
Deferred income taxes	179,989	302,212
Miscellaneous assets	164,701	166,214
Total assets	$2,572,552	$2,807,470
 See Notes to the Consolidated Financial Statements.

P. 52 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 29, 2013	December 30, 2012
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$90,982	$88,990
Accrued payroll and other related liabilities	91,629	86,772
Unexpired subscriptions	58,007	57,336
Accrued expenses	107,755	118,753
Accrued income taxes	138	38,932
Liabilities held for sale	—	32,373
Total current liabilities	348,511	423,156
Other liabilities
Long-term debt and capital lease obligations	684,142	696,752
Pension benefits obligation	444,328	737,889
Postretirement benefits obligation	90,602	110,347
Other	158,435	173,690
Total other liabilities	1,377,507	1,718,678
Stockholders’ equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	—	—
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2013 – 151,289,625; 2012 – 150,270,975 (including treasury shares: 2013 – 2,180,471; 2012 – 2,483,537)	15,129	15,027
Class B – convertible – authorized and issued shares: 2013 – 818,061; 2012 – 818,385 (including treasury shares: 2013 – none; 2012 – none)	82	82
Additional paid-in capital	33,045	25,610
Retained earnings	1,283,518	1,230,450
Common stock held in treasury, at cost	(86,253)	(96,278)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments-gain	12,674	11,327
Unrealized loss on available-for-sale security	—	(431)
Funded status of benefit plans	(415,285)	(523,462)
Total accumulated other comprehensive loss, net of income taxes	(402,611)	(512,566)
Total New York Times Company stockholders’ equity	842,910	662,325
Noncontrolling interest	3,624	3,311
Total stockholders’ equity	846,534	665,636
Total liabilities and stockholders’ equity	$2,572,552	$2,807,470
 See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 53

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues
Circulation	$824,277	$795,037	$705,163
Advertising	666,687	711,829	756,148
Other	86,266	88,475	93,263
Total revenues	1,577,230	1,595,341	1,554,574
Operating costs
Production costs:
Raw materials	92,886	106,381	108,267
Wages and benefits	332,085	331,321	315,900
Other	201,942	213,616	216,094
Total production costs	626,913	651,318	640,261
Selling, general and administrative costs	706,354	711,112	687,558
Depreciation and amortization	78,477	78,980	83,833
Total operating costs	1,411,744	1,441,410	1,411,652
Pension settlement expense	3,228	47,657	—
Multiemployer pension plan withdrawal expense	6,171	—	4,228
Other expense	—	2,620	4,500
Impairment of assets	—	—	7,458
Operating profit	156,087	103,654	126,736
Gain on sale of investments	—	220,275	71,171
Impairment of investments	—	5,500	—
(Loss)/income from joint ventures	(3,215)	2,936	(270)
Premium on debt redemption	—	—	46,381
Interest expense, net	58,073	62,808	85,243
Income from continuing operations before income taxes	94,799	258,557	66,013
Income tax expense	37,892	94,617	21,417
Income from continuing operations	56,907	163,940	44,596
Discontinued operations:
(Loss) from discontinued operations, net of income taxes	(20,413)	(113,447)	(82,799)
Gain on sale, net of income taxes	28,362	85,520	—
Income/(loss) from discontinued operations, net of income taxes	7,949	(27,927)	(82,799)
Net income/(loss)	64,856	136,013	(38,203)
Net loss/(income) attributable to the noncontrolling interest	249	(166)	555
Net income/(loss) attributable to The New York Times Company common stockholders	$65,105	$135,847	$(37,648)
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$57,156	$163,774	$45,151
Income/(loss) from discontinued operations, net of income taxes	7,949	(27,927)	(82,799)
Net income/(loss)	$65,105	$135,847	$(37,648)
See Notes to the Consolidated Financial Statements.

P. 54 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 29, 2013	December 30, 2012	December 25, 2011
	(52 weeks)	(53 weeks)	(52 weeks)
Average number of common shares outstanding:
Basic	149,755	148,147	147,190
Diluted	157,774	152,693	152,007
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.38	$1.11	$0.31
Income/(loss) from discontinued operations, net of income taxes	0.05	(0.19)	(0.57)
Net income/(loss)	$0.43	$0.92	$(0.26)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.36	$1.07	$0.30
Income/(loss) from discontinued operations, net of income taxes	0.05	(0.18)	(0.55)
Net income/(loss)	$0.41	$0.89	$(0.25)
Dividends declared per share	$0.08	$0.00	$0.00
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 55

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
	(52 weeks)	(53 weeks)	(52 weeks)
Net income/(loss)	$64,856	$136,013	$(38,203)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-gain/(loss)	2,613	536	(523)
Unrealized derivative gain/(loss) on cash-flow hedge of equity method investment	—	1,143	839
Unrealized gain/(loss) on available-for-sale security	729	(729)	—
Pension and postretirement benefits obligation	180,340	(27,222)	(211,289)
Other comprehensive (loss)/income, before tax	183,682	(26,272)	(210,973)
Income tax benefit	(73,165)	10,760	86,065
Other comprehensive (loss)/income, net of tax	110,517	(15,512)	(124,908)
Comprehensive income/(loss)	175,373	120,501	(163,111)
Comprehensive loss/(income) attributable to the noncontrolling interest	(313)	(162)	1,000
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$175,060	$120,339	$(162,111)
See Notes to the Consolidated Financial Statements.

P. 56 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Compre-hensive Loss, Net of Income Taxes	Total New York Times Company Stock- holders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 26, 2010, as reported	$15,012	$40,155	$1,126,294	$(134,463)	$(387,071)	$659,927	$4,149	$664,076
Cumulative prior period adjustment	—	—	5,957	—	14,476	20,433	—	20,433
Balance, December 26, 2010	15,012	40,155	1,132,251	(134,463)	(372,595)	680,360	4,149	684,509
Net loss	—	—	(37,648)	—	—	(37,648)	(555)	(38,203)
Other comprehensive loss	—	—	—	—	(124,463)	(124,463)	(445)	(124,908)
Issuance of shares:
Employee stock purchase plan – 603,114 Class A shares	60	4,258	—	—	—	4,318	—	4,318
Stock options – 100,200 Class A shares	11	353	—	—	—	364	—	364
Stock conversions – 240 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 210,769 Class A shares	—	(6,250)	—	4,965	—	(1,285)	—	(1,285)
401(k) Company stock match – 781,088 Class A shares	—	(11,800)	—	18,524	—	6,724	—	6,724
Stock-based compensation	—	9,410	—	—	—	9,410	—	9,410
Income tax shortfall related to share-based payments	—	(4,102)	—	—	—	(4,102)	—	(4,102)
Balance, December 25, 2011	15,083	32,024	1,094,603	(110,974)	(497,058)	533,678	3,149	536,827
Net income	—	—	135,847	—	—	135,847	166	136,013
Other comprehensive loss	—	—	—	—	(15,508)	(15,508)	(4)	(15,512)
Issuance of shares:
Stock options – 176,400 Class A shares	18	712	—	—	—	730	—	730
Stock conversions – 500 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 92,847 Class A shares	8	(656)	—	147	—	(501)	—	(501)
401(k) Company stock match – 490,031 Class A shares	—	(10,785)	—	14,549	—	3,764	—	3,764
Stock-based compensation	—	5,329	—	—	—	5,329	—	5,329
Income tax shortfall related to share-based payments	—	(1,014)	—	—	—	(1,014)	—	(1,014)
Balance, December 30, 2012	15,109	25,610	1,230,450	(96,278)	(512,566)	662,325	3,311	665,636
Net income/(loss)	—	—	65,105	—	—	65,105	(249)	64,856
Dividends	—	—	(12,037)	—	—	(12,037)	—	(12,037)
Other comprehensive income	—	—	—	—	109,955	109,955	562	110,517
Issuance of shares:
Stock options – 914,272 Class A shares	92	4,994	—	—	—	5,086	—	5,086
Stock conversions – 324 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 104,054 Class A shares	10	(756)	—	—	—	(746)	—	(746)
401(k) Company stock match – 303,066 Class A shares	—	(6,571)	—	10,025	—	3,454	—	3,454
Stock-based compensation	—	6,813	—	—	—	6,813	—	6,813
Income tax benefit related to share-based payments	—	2,955	—	—	—	2,955	—	2,955
Balance, December 29, 2013	$15,211	$33,045	$1,283,518	$(86,253)	$(402,611)	$842,910	$3,624	$846,534
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 57

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Cash flows from operating activities
Net income/(loss)	$64,856	$136,013	$(38,203)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of assets	34,300	194,732	164,434
Pension settlement expense	3,228	47,657	—
Multiemployer pension withdrawal expense	14,168	—	4,228
Other expense	—	2,620	4,500
Gain on sale of investments	—	(220,275)	(71,171)
Impairment on investments	—	5,500	—
Premium on debt redemption	—	—	46,381
Gain on sale of New England Media Group & About Group	(47,561)	(96,675)	—
Loss on sale of Regional Media Group	—	5,441	—
Depreciation and amortization	85,477	103,775	116,454
Stock-based compensation expense	8,741	4,693	8,497
Undistributed loss on equity method investments	3,619	2,586	3,435
Deferred income taxes	44,102	1,380	65,045
Long-term retirement benefit obligations	(112,133)	(143,724)	(144,613)
Other – net	12,928	9,737	(462)
Changes in operating assets and liabilities:
Accounts receivable – net	3,148	5,130	12,603
Inventories	176	6,806	(4,955)
Other current assets	1,675	(8,477)	1,820
Accounts payable and other liabilities	(83,072)	18,429	(97,007)
Unexpired subscriptions	1,203	3,962	2,941
Net cash provided by operating activities	34,855	79,310	73,927
Cash flows from investing activities
Purchases of marketable securities	(860,848)	(439,700)	(279,721)
Maturities of marketable securities	447,350	409,726	204,849
Proceeds from sale of business	68,585	456,158	—
Proceeds from investments – net of purchases	12,004	250,918	117,966
Capital expenditures	(16,942)	(34,888)	(44,887)
Change in restricted cash	(3,806)	3,287	(27,628)
Proceeds from the sale of assets	—	1,312	11,167
Net cash (used in)/provided by investing activities	(353,657)	646,813	(18,254)
Cash flows from financing activities
Long-term obligations:
Repayments	(19,959)	(81,584)	(590)
Redemption of long-term debt	—	—	(250,000)
Dividends paid	(6,040)	—	—
Capital shares:
Issuances	5,086	730	364
Income tax benefit related to share-based payments	1,654	—	—
Net cash used in financing activities	(19,259)	(80,854)	(250,226)
Net (decrease)/increase in cash and cash equivalents	(338,061)	645,269	(194,553)
Effect of exchange rate changes on cash and cash equivalents	316	70	36
Cash and cash equivalents at the beginning of the year	820,490	175,151	369,668
Cash and cash equivalents at the end of the year	$482,745	$820,490	$175,151
See Notes to the Consolidated Financial Statements.

P. 58 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Cash payments
Interest, net of capitalized interest	$54,821	$60,005	$98,336
Income tax payment/(refunds) – net	$42,792	$(6,627)	$(22,757)
See Notes to the Consolidated Financial Statements.
Non-Cash Investing Activities
Non-cash investing activities in 2012 included approximately $14 million for amounts held in escrow to satisfy certain indemnification provisions related to the sale of our ownership interest in Indeed.com in 2012. During 2013, we received approximately $7 million of the total amount held in escrow. We expect the remaining amount held in escrow to be released over the next year. See Note 7 for additional information regarding the sale.

THE NEW YORK TIMES COMPANY – P. 59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a global media organization that includes newspapers, digital businesses, investments in paper mills and other investments (see Note 7). The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are circulation and advertising.
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of our Company and our wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions.
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
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal years 2013 and 2011 each comprise 52 weeks and fiscal year 2012 comprises 53 weeks. Our fiscal years ended as of December 29, 2013, December 30, 2012, and December 25, 2011.
Reclassifications
For comparability, certain prior-year amounts have been reclassified to conform with the 2013 presentation.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of 3 months or less to be cash equivalents.
Marketable Securities
We have investments in marketable debt and equity securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. We have the intent and ability to hold our marketable debt securities until maturity; therefore, they are accounted for as held-to-maturity and stated at amortized cost. We had a marketable equity security which was accounted for as available-for-sale and stated at fair value until the sale of the investment in the fourth quarter of 2013 (see Note 4). Changes in the fair value of our available-for-sale security were recognized as unrealized gains or losses, net of taxes, as a component of accumulated other comprehensive income/(loss) (“AOCI”).
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and investments. Cash and cash equivalents are placed with major financial institutions. As of December 29, 2013, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.

P. 60 – THE NEW YORK TIMES COMPANY

Our investment portfolio consists of investment-grade securities diversified among security types, issuers and industries. Our cash and investments are primarily managed by third-party investment managers who are required to adhere to investment policies approved by our Board of Directors designed to mitigate risk.
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
We test for goodwill impairment at the reporting unit level, which is our single operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2013 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, in the first step, we compare the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model. In calculating fair value for our reporting unit, we generally weigh the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to our business and long-term projections. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. In the second step, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

THE NEW YORK TIMES COMPANY – P. 61

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
All other long-lived assets, were tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (1) was not recoverable (the carrying value of the asset was greater than the sum of undiscounted cash flows) and (2) was greater than its fair value.
The significant estimates and assumptions used by management in assessing the recoverability of goodwill acquired and other long-lived assets are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
In addition to annual testing, management uses certain indicators to evaluate whether an interim impairment test may be required. These indicators include: (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological and (3) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 15 for goodwill impairments recorded within discontinued operations.
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $43 million as of December 29, 2013 and $42 million as of December 30, 2012.
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
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. We assess a liability, for obligations related to complete and partial withdrawals from multiemployer pension plans, as well as estimate obligations for future partial withdrawals that we consider probable and reasonably estimable. The actual liability is not known until each plan completes a final assessment of the withdrawal liability and issues a demand to us. Therefore, we adjust the estimate of our multiemployer pension plan liability as more information becomes available that allows us to refine our estimates.

P. 62 – THE NEW YORK TIMES COMPANY

See Notes 11 and 12 for additional information regarding pension and other postretirement benefits.
Revenue Recognition
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
Advertising revenues are recognized when advertisements are published in newspapers or placed on digital platforms or, with respect to certain digital advertising, each time a user clicks on certain advertisements, net of provisions for estimated rebates, rate adjustments and discounts.
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

THE NEW YORK TIMES COMPANY – P. 63

Earnings/(Loss) Per Share
Basic earnings/(loss) per share is calculated by dividing net earnings/(loss) available to common stockholders by the weighted-average common stock outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including outstanding warrants and the effect of shares issuable under our Company’s stock-based incentive plans if such effect is dilutive.
The two-class method is an earnings allocation method for computing earnings/(loss) per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which prescribes that a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and we do not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. This guidance becomes effective for the Company for fiscal years beginning after December 15, 2013, and will be applied on a prospective basis. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.
In February 2013, the Financial Accounting Standards Board (“FASB”) amended its presentation guidance on comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income(“AOCI”). The new accounting guidance requires entities to provide information about the amounts reclassified out of AOCI by component. In addition, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional details about those amounts. We adopted the new guidance and present the reclassifications in the notes to the financial statements. See Note 18 for additional information regarding amounts reclassified from AOCI.

P. 64 – THE NEW YORK TIMES COMPANY

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
In accordance with the provisions of SEC Staff Accounting Bulletin No. 108, we assessed the impact of these adjustments on prior period financial statements and concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods from an income statement and balance sheet perspective. However, the correction of the error in the second quarter of 2013 would have been considered material and would impact comparisons to prior periods.
Accordingly, we have adjusted our consolidated financial statements for the periods ended December 25, 2011 through March 31, 2013 to correct the errors and will make adjustments for future Form 10-Q filings that include financial statements for the periods affected. The adjustment primarily resulted in a reduction in pension expense, other comprehensive income and pension liability in each of the periods presented.
The cumulative effect, net of tax, on the opening retained earnings and opening accumulated comprehensive income as of December 27, 2010 were $6.0 million and $14.5 million, respectively. There was no impact on cash flows for the periods indicated. The following tables show the adjusted financial statements for those periods indicated:

THE NEW YORK TIMES COMPANY – P. 65

(In thousands)	March 31, 2013	2012 by quarter
As previously reported:		December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Condensed Consolidated Balance Sheets
Assets
Current assets
Cash and cash equivalents	$308,014	$820,490	$334,374	$290,292	$206,468
Short-term marketable securities	366,805	134,820	279,740	279,858	224,878
Accounts receivable (net of allowances)	159,344	197,589	160,998	170,904	180,406
Inventories:
Newsprint and magazine paper	6,952	5,608	9,857	9,695	12,129
Other inventory	1,697	1,729	1,689	1,954	2,076
Total inventories	8,649	7,337	11,546	11,649	14,205
Deferred income taxes	58,214	58,214	73,055	73,055	73,055
Other current assets	49,824	42,068	45,491	42,886	59,404
Assets held for sale	127,529	137,050	356,030	361,358	550,836
Total current assets	1,078,379	1,397,568	1,261,234	1,230,002	1,309,252
Other assets
Long-term marketable securities	190,841	4,444	—	—	—
Investments in joint ventures	38,409	40,872	41,401	41,809	43,420
Property, plant and equipment (less accumulated depreciation and amortization)	757,507	773,469	789,147	804,189	819,586
Goodwill (less accumulated impairment losses)	120,275	122,691	121,251	118,825	123,061
Deferred income taxes	322,222	322,767	365,666	369,439	316,446
Miscellaneous assets	165,202	166,214	168,470	173,880	227,088
Total assets	$2,672,835	$2,828,025	$2,747,169	$2,738,144	$2,838,853
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$80,687	$88,990	$86,104	$80,754	$83,192
Accrued payroll and other related liabilities	52,288	86,772	87,753	72,641	66,826
Unexpired subscriptions	59,549	57,336	57,050	55,725	57,870
Accrued expenses and other	112,316	118,753	197,934	198,719	198,809
Accrued income taxes	—	38,932	—	—	—
Liabilities held for sale	33,302	32,373	34,611	36,479	41,407
Total current liabilities	338,142	423,156	463,452	444,318	448,104
Other liabilities
Long-term debt and capital lease obligations	697,920	696,752	701,518	700,614	699,349
Pension benefits obligation	714,505	788,268	830,868	848,669	860,836
Postretirement benefits obligation	109,500	110,347	100,248	101,397	102,689
Other	166,434	173,690	175,949	176,305	171,944
Total other liabilities	1,688,359	1,769,057	1,808,583	1,826,985	1,834,818
Stockholders’ equity
Common stock of $.10 par value:
Class A	15,045	15,027	15,023	15,009	15,005
Class B	82	82	82	82	82
Additional paid-in capital	27,656	25,610	31,181	34,278	35,820
Retained earnings	1,222,936	1,219,798	1,042,888	1,040,606	1,128,755
Common stock held in treasury, at cost	(93,506)	(96,278)	(102,690)	(107,572)	(110,827)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	9,858	11,327	10,418	8,286	12,382
Unrealized (loss)/gain on available-for-sale security	(1,242)	(431)	732	2,102	4,109
Funded status of benefit plans	(537,557)	(542,634)	(525,548)	(529,019)	(532,491)
Total accumulated other comprehensive loss, net of income taxes	(528,941)	(531,738)	(514,398)	(518,631)	(516,000)
Total New York Times Company stockholders’ equity	643,272	632,501	472,086	463,772	552,835
Noncontrolling interest	3,062	3,311	3,048	3,069	3,096
Total stockholders’ equity	646,334	635,812	475,134	466,841	555,931
Total liabilities and stockholders’ equity	$2,672,835	$2,828,025	$2,747,169	$2,738,144	$2,838,853

P. 66 – THE NEW YORK TIMES COMPANY

(In thousands)	March 31, 2013	2012 by quarter
Adjustments:		December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Condensed Consolidated Balance Sheets
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$—	$—
Short-term marketable securities	—	—	—	—	—
Accounts receivable (net of allowances)	—	—	—	—	—
Inventories:
Newsprint and magazine paper	—	—	—	—	—
Other inventory	—	—	—	—	—
Total inventories	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other current assets	—	—	—	—	—
Assets held for sale	—	—	—	—	—
Total current assets	—	—	—	—	—
Other assets
Long-term marketable securities	—	—	—	—	—
Investments in joint ventures	—	—	—	—	—
Property, plant and equipment (less accumulated depreciation and amortization)	—	—	—	—	—
Goodwill (less accumulated impairment losses)	—	—	—	—	—
Deferred income taxes	(20,438)	(20,555)	(19,862)	(19,493)	(19,185)
Miscellaneous assets	—	—	—	—	—
Total assets	$(20,438)	$(20,555)	$(19,862)	$(19,493)	$(19,185)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$—	$—	$—	$—
Accrued payroll and other related liabilities	—	—	—	—	—
Unexpired subscriptions	—	—	—	—	—
Accrued expenses and other	—	—	—	—	—
Accrued income taxes	360	—	—	—	—
Liabilities held for sale	—	—	—	—	—
Total current liabilities	360	—	—	—	—
Other liabilities
Long-term debt and capital lease obligations	—	—	—	—	—
Pension benefits obligation	(50,888)	(50,379)	(48,515)	(47,723)	(46,931)
Postretirement benefits obligation	—	—	—	—	—
Other	—	—	—	—	—
Total other liabilities	(50,888)	(50,379)	(48,515)	(47,723)	(46,931)
Stockholders’ equity
Common stock of $.10 par value:
Class A	—	—	—	—	—
Class B	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—
Retained earnings	11,087	10,652	9,439	8,974	8,448
Common stock held in treasury, at cost	—	—	—	—	—
Accumulated other comprehensive gain, net of income taxes:
Foreign currency translation adjustments	—	—	—	—	—
Unrealized (loss)/gain on available-for-sale security	—	—	—	—	—
Funded status of benefit plans	19,003	19,172	19,214	19,256	19,298
Total accumulated other comprehensive gain, net of income taxes	19,003	19,172	19,214	19,256	19,298
Total New York Times Company stockholders’ equity	30,090	29,824	28,653	28,230	27,746
Noncontrolling interest	—	—	—	—	—
Total stockholders’ equity	30,090	29,824	28,653	28,230	27,746
Total liabilities and stockholders’ equity	$(20,438)	$(20,555)	$(19,862)	$(19,493)	$(19,185)

THE NEW YORK TIMES COMPANY – P. 67

(In thousands)	March 31, 2013	2012 by quarter
As adjusted:		December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Condensed Consolidated Balance Sheets
Assets
Current assets
Cash and cash equivalents	$308,014	$820,490	$334,374	$290,292	$206,468
Short-term marketable securities	366,805	134,820	279,740	279,858	224,878
Accounts receivable (net of allowances)	159,344	197,589	160,998	170,904	180,406
Inventories:
Newsprint and magazine paper	6,952	5,608	9,857	9,695	12,129
Other inventory	1,697	1,729	1,689	1,954	2,076
Total inventories	8,649	7,337	11,546	11,649	14,205
Deferred income taxes	58,214	58,214	73,055	73,055	73,055
Other current assets	49,824	42,068	45,491	42,886	59,404
Assets held for sale	127,529	137,050	356,030	361,358	550,836
Total current assets	1,078,379	1,397,568	1,261,234	1,230,002	1,309,252
Other assets
Long-term marketable securities	190,841	4,444	—	—	—
Investments in joint ventures	38,409	40,872	41,401	41,809	43,420
Property, plant and equipment (less accumulated depreciation and amortization)	757,507	773,469	789,147	804,189	819,586
Goodwill (less accumulated impairment losses)	120,275	122,691	121,251	118,825	123,061
Deferred income taxes	301,784	302,212	345,804	349,946	297,261
Miscellaneous assets	165,202	166,214	168,470	173,880	227,088
Total assets	$2,652,397	$2,807,470	$2,727,307	$2,718,651	$2,819,668
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$80,687	$88,990	$86,104	$80,754	$83,192
Accrued payroll and other related liabilities	52,288	86,772	87,753	72,641	66,826
Unexpired subscriptions	59,549	57,336	57,050	55,725	57,870
Accrued expenses and other	112,316	118,753	197,934	198,719	198,809
Accrued income taxes	360	38,932	—	—	—
Liabilities held for sale	33,302	32,373	34,611	36,479	41,407
Total current liabilities	338,502	423,156	463,452	444,318	448,104
Other liabilities
Long-term debt and capital lease obligations	697,920	696,752	701,518	700,614	699,349
Pension benefits obligation	663,617	737,889	782,353	800,946	813,905
Postretirement benefits obligation	109,500	110,347	100,248	101,397	102,689
Other	166,434	173,690	175,949	176,305	171,944
Total other liabilities	1,637,471	1,718,678	1,760,068	1,779,262	1,787,887
Stockholders’ equity
Common stock of $.10 par value:
Class A	15,045	15,027	15,023	15,009	15,005
Class B	82	82	82	82	82
Additional paid-in capital	27,656	25,610	31,181	34,278	35,820
Retained earnings	1,234,023	1,230,450	1,052,327	1,049,580	1,137,203
Common stock held in treasury, at cost	(93,506)	(96,278)	(102,690)	(107,572)	(110,827)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	9,858	11,327	10,418	8,286	12,382
Unrealized (loss)/gain on available-for-sale security	(1,242)	(431)	732	2,102	4,109
Funded status of benefit plans	(518,554)	(523,462)	(506,334)	(509,763)	(513,193)
Total accumulated other comprehensive loss, net of income taxes	(509,938)	(512,566)	(495,184)	(499,375)	(496,702)
Total New York Times Company stockholders’ equity	673,362	662,325	500,739	492,002	580,581
Noncontrolling interest	3,062	3,311	3,048	3,069	3,096
Total stockholders’ equity	676,424	665,636	503,787	495,071	583,677
Total liabilities and stockholders’ equity	$2,652,397	$2,807,470	$2,727,307	$2,718,651	$2,819,668

P. 68 – THE NEW YORK TIMES COMPANY

(In thousands, except per share data)	March 31, 2013	Full Year 2012	2012 by quarter				Full Year 2011
As previously reported:			December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Condensed Consolidated Statements of Operations
Revenues	$380,675	$1,595,341	$468,114	$355,337	$387,841	$384,049	$1,554,574
Operating costs
Production costs	157,341	653,883	178,116	158,003	158,802	158,962	642,374
Selling, general and administrative costs	177,060	712,001	186,686	169,689	173,057	182,569	688,344
Depreciation and amortization	18,938	78,980	18,492	19,594	20,212	20,682	83,833
Total operating costs	353,339	1,444,864	383,294	347,286	352,071	362,213	1,414,551
Pension settlement expense	—	48,729	48,729	—	—	—	—
Other expense	—	2,620	2,620	—	—	—	4,500
Impairment of assets	—	—	—	—	—	—	7,458
Pension withdrawal expense	—	—	—	—	—	—	4,228
Operating profit	27,336	99,128	33,471	8,051	35,770	21,836	123,837
Gain on sale of investment	—	220,275	164,630	—	37,797	17,848	71,171
Impairment of investments	—	5,500	—	600	—	4,900	—
(Loss)/income from joint ventures	(2,870)	2,936	847	1,010	1,064	15	(270)
Premium on debt redemption	—	—	—	—	—	—	46,381
Interest expense, net	14,071	62,808	16,402	15,490	15,464	15,452	85,243
Income/(loss) from continuing operations before income taxes	10,395	254,031	182,546	(7,029)	59,167	19,347	63,114
Income tax expense/(benefit)	4,721	92,765	65,449	(3,587)	25,443	5,460	20,539
Income/(loss) from continuing operations	5,674	161,266	117,097	(3,442)	33,724	13,887	42,575
(Loss)/income from discontinued operations, net of income taxes	(2,785)	(27,927)	60,080	5,703	(121,900)	28,190	(82,799)
Net income/(loss)	2,889	133,339	177,177	2,261	(88,176)	42,077	(40,224)
Net loss/(income) attributable to the noncontrolling interest	249	(166)	(267)	21	27	53	555
Net income/(loss) attributable to The New York Times Company common stockholders	$3,138	$133,173	$176,910	$2,282	$(88,149)	$42,130	$(39,669)
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$5,923	$161,100	$116,830	$(3,421)	$33,751	$13,940	$43,130
(Loss)/income from discontinued operations, net of income taxes	(2,785)	(27,927)	60,080	5,703	(121,900)	28,190	(82,799)
Net income/(loss)	$3,138	$133,173	$176,910	$2,282	$(88,149)	$42,130	$(39,669)
Average number of common shares outstanding:
Basic	148,710	148,147	148,461	148,254	148,005	147,867	147,190
Diluted	155,270	152,693	154,685	148,254	149,799	151,468	152,007
Basic earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$1.09	$0.79	$(0.02)	$0.22	$0.09	$0.29
(Loss)/income from discontinued operations, net of income taxes	(0.02)	(0.19)	0.40	0.04	(0.82)	0.19	(0.56)
Net income/(loss)	$0.02	$0.90	$1.19	$0.02	$(0.60)	$0.28	$(0.27)
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$1.05	$0.76	$(0.02)	$0.23	$0.09	$0.28
(Loss)/income from discontinued operations, net of income taxes	(0.02)	(0.18)	0.39	0.04	(0.81)	0.19	(0.54)
Net income/(loss)	$0.02	$0.87	$1.15	$0.02	$(0.58)	$0.28	$(0.26)

THE NEW YORK TIMES COMPANY – P. 69

(In thousands, except per share data)	March 31, 2013	Full Year 2012	2012 by quarter				Full Year 2011
Adjustments:			December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Condensed Consolidated Statements of Operations
Revenues	$—	$—	$—	$—	$—	$—	$—
Operating costs
Production costs	(607)	(2,565)	(676)	(633)	(628)	(628)	(2,113)
Selling, general and administrative costs	(188)	(889)	(185)	(230)	(237)	(237)	(786)
Depreciation and amortization	—	—	—	—	—	—	—
Total operating costs	(795)	(3,454)	(861)	(863)	(865)	(865)	(2,899)
Pension settlement expense	—	(1,072)	(1,072)	—	—	—	—
Other expense	—	—	—	—	—	—	—
Impairment of assets	—	—	—	—	—	—	—
Pension withdrawal expense	—	—	—	—	—	—	—
Operating profit	795	4,526	1,933	863	865	865	2,899
Gain on sale of investment	—	—	—	—	—	—	—
Impairment of investments	—	—	—	—	—	—	—
(Loss)/income from joint ventures	—	—	—	—	—	—	—
Premium on debt redemption	—		—	—	—	—	—
Interest expense, net	—	—	—	—	—	—	—
Income from continuing operations before income taxes	795	4,526	1,933	863	865	865	2,899
Income tax expense	361	1,852	722	400	338	392	878
Income from continuing operations	434	2,674	1,211	463	527	473	2,021
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—	—	—
Net income	434	2,674	1,211	463	527	473	2,021
Net loss/(income) attributable to the noncontrolling interest	—	—	—	—	—	—	—
Net income attributable to The New York Times Company common stockholders	$434	$2,674	$1,211	$463	$527	$473	$2,021
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$434	$2,674	$1,211	$463	$527	$473	$2,021
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—	—	—
Net income	$434	$2,674	$1,211	$463	$527	$473	$2,021
Average number of common shares outstanding:
Basic	148,710	148,147	148,461	148,254	148,005	147,867	147,190
Diluted	155,270	152,693	154,685	148,254	149,799	151,468	152,007
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$—	$0.02	$0.01	$—	$0.01	$—	$0.01
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—	—	—
Net income	$—	$0.02	$0.01	$—	$0.01	$—	$0.01
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$—	$0.02	$—	$—	$—	$—	$0.01
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—	—	—
Net income	$—	$0.02	$—	$—	$—	$—	$0.01
P. 70 – THE NEW YORK TIMES COMPANY

(In thousands, except per share data)	March 31, 2013	Full Year 2012	2012 by quarter				Full Year 2011
As adjusted:			December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Condensed Consolidated Statements of Operations
Revenues	$380,675	$1,595,341	$468,114	$355,337	$387,841	$384,049	$1,554,574
Operating costs
Production costs	156,734	651,318	177,440	157,370	158,174	158,334	640,261
Selling, general and administrative costs	176,872	711,112	186,501	169,459	172,820	182,332	687,558
Depreciation and amortization	18,938	78,980	18,492	19,594	20,212	20,682	83,833
Total operating costs	352,544	1,441,410	382,433	346,423	351,206	361,348	1,411,652
Pension settlement expense	—	47,657	47,657	—	—	—	—
Other expense	—	2,620	2,620	—	—	—	4,500
Impairment of assets	—	—	—	—	—	—	7,458
Pension withdrawal expense	—	—	—	—	—	—	4,228
Operating profit	28,131	103,654	35,404	8,914	36,635	22,701	126,736
Gain on sale of investment	—	220,275	164,630	—	37,797	17,848	71,171
Impairment of investments	—	5,500	—	600	—	4,900	—
(Loss)/income from joint ventures	(2,870)	2,936	847	1,010	1,064	15	(270)
Premium on debt redemption	—	—	—	—	—	—	46,381
Interest expense, net	14,071	62,808	16,402	15,490	15,464	15,452	85,243
Income/(loss) from continuing operations before income taxes	11,190	258,557	184,479	(6,166)	60,032	20,212	66,013
Income tax expense/(benefit)	5,082	94,617	66,171	(3,187)	25,781	5,852	21,417
Income/(loss) from continuing operations	6,108	163,940	118,308	(2,979)	34,251	14,360	44,596
(Loss)/income from discontinued operations, net of income taxes	(2,785)	(27,927)	60,080	5,703	(121,900)	28,190	(82,799)
Net income/(loss)	3,323	136,013	178,388	2,724	(87,649)	42,550	(38,203)
Net loss/(income) attributable to the noncontrolling interest	249	(166)	(267)	21	27	53	555
Net income/(loss) attributable to The New York Times Company common stockholders	$3,572	$135,847	$178,121	$2,745	$(87,622)	$42,603	$(37,648)
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$6,357	$163,774	$118,041	$(2,958)	$34,278	$14,413	$45,151
(Loss)/income from discontinued operations, net of income taxes	(2,785)	(27,927)	60,080	5,703	(121,900)	28,190	(82,799)
Net income/(loss)	$3,572	$135,847	$178,121	$2,745	$(87,622)	$42,603	$(37,648)
Average number of common shares outstanding:
Basic	148,710	148,147	148,461	148,254	148,005	147,867	147,190
Diluted	155,270	152,693	154,685	148,254	149,799	151,468	152,007
Basic earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$1.11	$0.80	$(0.02)	$0.23	$0.10	$0.31
(Loss)/income from discontinued operations, net of income taxes	(0.02)	(0.19)	0.40	0.04	(0.82)	0.19	(0.57)
Net income/(loss)	$0.02	$0.92	$1.20	$0.02	$(0.59)	$0.29	$(0.26)
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$1.07	$0.76	$(0.02)	$0.23	$0.10	$0.30
(Loss)/income from discontinued operations, net of income taxes	(0.02)	(0.18)	0.39	0.04	(0.81)	0.18	(0.55)
Net income/(loss)	$0.02	$0.89	$1.15	$0.02	$(0.58)	$0.28	$(0.25)

THE NEW YORK TIMES COMPANY – P. 71

(In thousands)			2012 by quarter
As previously reported:	March 31, 2013	Full Year 2012	December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012	Full Year 2011
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Net income/(loss)	$2,889	$133,339	$177,177	$2,261	$(88,176)	$42,077	$(40,224)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(2,477)	536	1,684	3,251	(6,712)	2,313	(523)
Unrealized derivative gain on cash-flow hedge of equity method investment	—	1,143	—	—	—	1,143	839
Unrealized (loss)/gain on available-for-sale security	(1,374)	(729)	(1,980)	(2,338)	(3,425)	7,014	—
Pension and postretirement benefits obligation	8,546	(26,938)	(28,507)	5,888	5,888	(10,207)	(219,590)
Other comprehensive income/(loss), before tax	4,695	(25,988)	(28,803)	6,801	(4,249)	263	(219,274)
Income tax expense/(benefit)	1,897	(10,643)	(11,458)	2,568	(1,618)	(135)	(89,502)
Other comprehensive income/(loss), net of tax	2,798	(15,345)	(17,345)	4,233	(2,631)	398	(129,772)
Comprehensive income/(loss)	5,687	117,994	159,832	6,494	(90,807)	42,475	(169,996)
Comprehensive loss/(income) attributable to the noncontrolling interest	249	(162)	(263)	21	27	53	1,000
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$5,936	$117,832	$159,569	$6,515	$(90,780)	$42,528	$(168,996)

(In thousands)			2012 by quarter
Adjustments:	March 31, 2013	Full Year 2012	December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012	Full Year 2011
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Net income	$434	$2,674	$1,211	$463	$527	$473	$2,021
Other comprehensive income, before tax:
Foreign currency translation adjustments	—	—	—	—	—	—	—
Unrealized derivative gain on cash-flow hedge of equity method investment	—	—	—	—	—	—	—
Unrealized (loss)/gain on available-for-sale security	—	—	—	—	—	—	—
Pension and postretirement benefits obligation	(287)	(284)	(71)	(71)	(71)	(71)	8,301
Other comprehensive (loss)/income, before tax	(287)	(284)	(71)	(71)	(71)	(71)	8,301
Income tax expense/(benefit)	(117)	(117)	(34)	(29)	(29)	(25)	3,437
Other comprehensive (loss)/income, net of tax	(170)	(167)	(37)	(42)	(42)	(46)	4,864
Comprehensive income	264	2,507	1,174	421	485	427	6,885
Comprehensive loss/(income) attributable to the noncontrolling interest	—	—	—	—	—	—	—
Comprehensive income attributable to The New York Times Company common stockholders	$264	$2,507	$1,174	$421	$485	$427	$6,885

P. 72 – THE NEW YORK TIMES COMPANY

(In thousands)			2012 by quarter
As adjusted:	March 31, 2013	Full Year 2012	December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012	Full Year 2011
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Net income/(loss)	$3,323	$136,013	$178,388	$2,724	$(87,649)	$42,550	$(38,203)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(2,477)	536	1,684	3,251	(6,712)	2,313	(523)
Unrealized derivative gain on cash-flow hedge of equity method investment	—	1,143	—	—	—	1,143	839
Unrealized (loss)/gain on available-for-sale security	(1,374)	(729)	(1,980)	(2,338)	(3,425)	7,014	—
Pension and postretirement benefits obligation	8,259	(27,222)	(28,578)	5,817	5,817	(10,278)	(211,289)
Other comprehensive income/(loss), before tax	4,408	(26,272)	(28,874)	6,730	(4,320)	192	(210,973)
Income tax expense/(benefit)	1,780	(10,760)	(11,492)	2,539	(1,647)	(160)	(86,065)
Other comprehensive income/(loss), net of tax	2,628	(15,512)	(17,382)	4,191	(2,673)	352	(124,908)
Comprehensive income/(loss)	5,951	120,501	161,006	6,915	(90,322)	42,902	(163,111)
Comprehensive loss/(income) attributable to the noncontrolling interest	249	(162)	(263)	21	27	53	1,000
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$6,200	$120,339	$160,743	$6,936	$(90,295)	$42,955	$(162,111)

4. Marketable Securities
Our marketable debt and equity securities consisted of the following:

(In thousands)	December 29, 2013	December 30, 2012
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$143,510	$124,831
Corporate debt securities	78,991	—
U.S. agency securities	31,518	—
Municipal securities	48,035	—
Certificates of deposit	31,949	—
Commercial paper	30,877	9,989
Total short-term marketable securities	$364,880	$134,820
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$98,979	$—
U.S. agency securities	73,697	—
Municipal securities	3,479	—
Total	176,155	—
Marketable equity security
Available-for-sale security	—	4,444
Total long-term marketable securities	$176,155	$4,444
Marketable debt securities
As of December 29, 2013, our marketable securities had remaining maturities of 1 month to 36 months.

THE NEW YORK TIMES COMPANY – P. 73

Marketable equity security
Our investment in the common stock of Brightcove, Inc. was accounted for as available-for-sale and stated at fair value. Changes in the fair value of our available-for-sale security were recognized as unrealized gains or losses within “Long-term marketable securities” and “Accumulated other comprehensive loss, net of income taxes” in our Condensed Consolidated Balance Sheets and “Unrealized gain/(loss) on available-for-sale security” in our Condensed Consolidated Statements of Comprehensive Income/(Loss).
During the fourth quarter of 2013, we sold our remaining investment in the common stock of Brightcove, Inc. We received cash proceeds of $5.5 million and recognized a gain of $1.1 million, ($0.7 million, net of tax). Upon sale, net realized gains were transferred from accumulated other comprehensive income into the Condensed Consolidated Statement of Income.
See Note 10 for additional information regarding the fair value of our marketable securities.
5. Impairment of Assets
2011
In the second quarter of 2011, we classified certain assets as held for sale, primarily of Baseline, Inc. (“Baseline”), an online subscription database and research service for information on the film and television industries and a provider of premium film and television data to websites. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $7.5 million. The impairment charge reduced the carrying value of intangible assets to $0 and the property to a nominal value. The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data. In October 2011, we sold Baseline, which resulted in a nominal gain.
6. Goodwill
The changes in the carrying amount of goodwill in 2013 and 2012 were as follows:

(In thousands)	Total Company
Balance as of December 25, 2011
Goodwill	$927,909
Accumulated impairment losses	(805,218)
Balance as of December 30, 2012	122,691
Goodwill transferred to held for sale (1)	—
Foreign currency translation	3,180
Balance as of December 29, 2013	125,871

(1)	See Note 15 for additional information regarding the assets and liabilities held for sale for the New England Media Group.
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.
7. Investments
Equity Method Investments
As of December 29, 2013, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc. (“Malbaie”)	49%
Madison Paper Industries (“Madison”)	40%
Our investments above are accounted for under the equity method, and are recorded in “Investments in joint ventures” in our Consolidated Balance Sheets. Our proportionate shares of the operating results of our investments are recorded in “Income from joint ventures” in our Consolidated Statements of Operations and in “Investments in joint ventures” in our Consolidated Balance Sheets.

P. 74 – THE NEW YORK TIMES COMPANY

In the first quarter of 2013, we recorded a nominal charge for the impairment of our investment in quandrantONE LLC as a result of its February 2013 announcement of the wind down of its operations.
In the fourth quarter of 2013, we completed the sale of the New England Media Group and our 49% equity interest in Metro Boston, and classified the results as discontinued operations for all periods presented. See Note 15 for additional information.
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
We received distributions from Malbaie of $1.4 million in 2013, $7.3 million in 2012 and $0 million in 2011.
We received distributions from Madison of $0 million in 2013, $2.0 million in 2012 and $0 million in 2011.
We purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $21 million in 2013, $26 million in 2012 and $34 million in 2011.
Cost Method Investments
Gain on Sale of Investments
We recorded a gain on sale of investments totaling $220.3 million in 2012 and $71.2 million in 2011.
Fenway Sports Group
In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million) and in the second quarter of 2012, we sold our remaining 210 units for an aggregate price of $63.0 million (pre-tax gain of $37.8 million). Effective with the first quarter of 2012 sale, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method in the first quarter of 2012. Therefore, starting in the first quarter of 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Consolidated Statements of Operations.
In the third quarter of 2011, we sold 390 of our units in Fenway Sports Group for $117.0 million, which resulted in a pre-tax gain of $65.3 million.
Indeed.com
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

THE NEW YORK TIMES COMPANY – P. 75

8. Debt Obligations
Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	December 29, 2013	December 30, 2012
Senior notes due in 2015, net of unamortized debt costs of $43 in 2013 and $78 in 2012	5.0%	244,057	244,022
Senior notes due in 2016, net of unamortized debt costs of $2,484 in 2013 and $3,477 in 2012	6.625%	205,111	221,523
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs of $21,741 in 2013 and $25,490 in 2012		228,259	224,510
Total debt		677,427	690,055
Short-term capital lease obligations(1)		21	123
Long-term capital lease obligations		6,715	6,697
Total capital lease obligations		6,736	6,820
Total debt and capital lease obligations		$684,163	$696,875

(1)	Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
See Note 10 for information regarding the fair value of our long-term debt.
The aggregate face amount of maturities of debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2014	$—
2015	244,100
2016	207,595
2017	—
2018	—
Thereafter	250,000
Total face amount of maturities	701,695
Less: Unamortized debt costs	(24,268)
Carrying value of debt	$677,427
Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Cash interest expense	$54,811	$58,719	$79,187
Non-cash amortization of discount on debt	4,777	4,516	6,933
Capitalized interest	—	(17)	(427)
Interest income	(1,515)	(410)	(450)
Total interest expense, net	$58,073	$62,808	$85,243
4.610% Notes
On September 26, 2012, we repaid in full all $75.0 million aggregate principal amount of 4.610% senior notes due on that date (the “4.610% Notes”).
5.0% Notes
In 2005, we issued $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015 (the “5.0% Notes”). During 2012, we repurchased $5.9 million principal amount of our 5.0% Notes and recorded a $0.4 million pre-tax charge in connection with the repurchase. This charge is included in “Interest expense, net” in our Consolidated Statements of Operations.

P. 76 – THE NEW YORK TIMES COMPANY

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
6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”). During 2013, we repurchased $17.4 million principal amount of our 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases.
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

THE NEW YORK TIMES COMPANY – P. 77

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
9. Other
Severance Costs
We recognized severance costs of $12.4 million in 2013, $12.3 million in 2012 and $10.0 million in 2011. In 2013, 2012 and 2011, these costs were primarily recorded in “Selling, general and administrative costs” in our Consolidated Statements of Operations. We had a severance liability of $10.3 million and $15.9 million included in “Accrued expenses” in our Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012, respectively, of which the majority of the December 29, 2013 balance will be paid in 2014.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 29, 2013 and December 30, 2012, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 12.
The following table summarizes our financial assets measured at fair value on a recurring basis as of December 29, 2013:

(In thousands)	December 29, 2013				December 30, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Available-for-sale security	$—	$—	$—	$—	$4,444	$4,444	$—	$—
Certain financial assets are valued using market prices on the active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. In the first quarter of 2012, the common stock of Brightcove, Inc. (available-for-sale security) began to trade on an active market (see Note 4).

P. 78 – THE NEW YORK TIMES COMPANY

The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 29, 2013 and December 30, 2012:

(In thousands)	December 29, 2013				December 30, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$51,660	$51,660	$—	$—	$52,882	$52,882	$—	$—
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
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets – such as goodwill, other intangible assets, which were part of operations that have been classified as discontinued operations (see Note 15), property, plant and equipment and certain investments, – are only recorded at fair value if an impairment charge is recognized. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during 2013, 2012 and 2011 on those assets.
2013

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses for the Year Ended
	December 29, 2013	Level 1	Level 2	Level 3	December 29, 2013
Property, plant and equipment	$—	$—	$—	$—	$34,300 (1)

(1)
Impairment losses related to the New England Media Group and are included within “(Loss)/income from discontinued operations, net of income taxes” for the year ended December 30, 2013. We sold the New England Media Group in the fourth quarter of 2013. See Note 15 for additional information.

The impairment of assets in 2013 reflects the impairment of fixed assets held for sale that related to the New England Media Group. During the third quarter of 2013, we estimated the fair value less cost to sell of the group held for sale, using unobservable inputs (Level 3). We recorded a $34.3 million non-cash charge in the third quarter of 2013 for fixed assets at the New England Media Group to reduce the carrying value of fixed assets to their fair value less costs to sell.
2012

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses for the Year Ended
	December 30, 2012	Level 1	Level 2	Level 3	December 30, 2012
Goodwill	$—	$—	$—	$—	$194,732 (1)
Cost method investments	—	—	—	—	5,500

(1)
Impairment losses related to the About Group and are included within “(Loss)/income from discontinued operations, net of income taxes” for the year ended December 25, 2012. We sold the About Group in September 2012. See Note 15 for additional information.

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

THE NEW YORK TIMES COMPANY – P. 79

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
2011

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses for the Year Ended
	December 25, 2011	Level 1	Level 2	Level 3	December 25, 2011
Goodwill	$—	$—	$—	$—	$152,093	(1)
Other intangible assets	2,864	—	—	2,864	10,574
Property, plant and equipment, net	—	—	—	—	1,767

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

P. 80 – THE NEW YORK TIMES COMPANY

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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 4). As of December 29, 2013 and December 30, 2012, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $677 million as of December 29, 2013 and $690 million as of December 30, 2012. The fair value of our long-term debt was approximately $819 million as of December 29, 2013 and $840 million as of December 30, 2012. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
11. Pension Benefits
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen; participate in joint Company and Guild-sponsored plans, The New York Times Newspaper Guild pension plan, which has been frozen, and a new defined benefit plan, subject to the approval of the Internal Revenue Service; and make contributions to several multiemployer pension plans in connection with collective bargaining agreements. These plans cover the majority of our employees.
Single-Employer Plans
Our Company-sponsored defined benefit pension plans include qualified plans (funded) as well as non-qualified plans (unfunded). These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. All of our non-qualified plans, which provide enhanced retirement benefits to select employees, are currently frozen, except for a foreign-based pension plan discussed below. The New York Times Newspaper Guild pension plan is a qualified plan and is included in the tables below.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

THE NEW YORK TIMES COMPANY – P. 81

Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 29, 2013			December 30, 2012			December 25, 2011
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension cost
Service cost	$11,225	$1,162	$12,387	$11,903	$1,656	$13,559	$12,079	$1,660	$13,739
Interest cost	77,136	10,681	87,817	94,113	12,635	106,748	98,206	13,112	111,318
Expected return on plan assets	(124,250)	—	(124,250)	(118,551)	—	(118,551)	(111,813)	—	(111,813)
Recognized actuarial loss	33,770	5,247	39,017	33,323	4,489	37,812	25,007	3,053	28,060
Amortization of prior service (credit)/cost	(1,945)	—	(1,945)	574	—	574	803	—	803
Effect of settlement	—	3,228	3,228	47,657	—	47,657	—	—	—
Effect of special termination benefits	—	314	314	—	—	—	—	—	—
Effect of sale of Regional Media Group	—	—	—	(5,097)	—	(5,097)	—	—	—
Net periodic pension cost	$(4,064)	$20,632	$16,568	$63,922	$18,780	$82,702	$24,282	$17,825	$42,107
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, during 2013 and 2012, we offered one-time lump-sum payments to certain former employees. The lump-sum payment offers each resulted in settlement charges due to the acceleration of the recognition of the accumulated unrecognized actuarial loss. Therefore, we recorded non-cash settlement charges of $3.2 million and $47.7 million in connection with lump-sum payments made in the fourth quarters of 2013 and 2012, respectively. Total lump-sum payments were approximately $11 million and $112 million in 2013 and 2012, respectively. The 2012 lump-sum payments were made out of the existing assets of The New York Times Companies Pension Plan and the 2013 payments were made out of Company cash.
Following ratification of an amendment to a collective bargaining agreement covering the employees in The New York Times Newspaper Guild, in the fourth quarter of 2012, we amended The New York Times Newspaper Guild pension plan to freeze benefit accruals for participating employees. We adopted a new defined benefit pension plan for these employees, subject to Internal Revenue Service approval. The amendment to The New York Times Newspaper Guild pension plan resulted in a reduction of the projected benefit obligation and underfunded status of the plan by approximately $32 million. This amount is recognized within “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 30, 2012.
Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Net actuarial (gain)/loss	$(178,088)	$96,551	$246,672
Prior service credit	—	(31,839)	—
Amortization of loss	(39,017)	(37,813)	(28,060)
Amortization of prior service cost	1,945	(574)	(803)
Effect of settlement	(3,358)	(47,657)	—
Total recognized in other comprehensive (income)/loss	(218,518)	(21,332)	217,809
Net periodic pension cost	16,568	82,702	42,107
Total recognized in net periodic benefit cost and other comprehensive loss	$(201,950)	$61,370	$259,916

P. 82 – THE NEW YORK TIMES COMPANY

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $31 million and $2 million, respectively.
The amount of cost recognized for defined contribution benefit plans was approximately $18 million for 2013 and 2012 and $23 million for 2011.
Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/(loss) were as follows:

	December 29, 2013			December 30, 2012
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,965,406	$299,265	$2,264,671	$1,943,882	$273,542	$2,217,424
Service cost	11,225	1,162	12,387	11,903	1,656	13,559
Interest cost	77,136	10,681	87,817	94,113	12,635	106,748
Plan participants’ contributions	26	—	26	32	—	32
Amendments	—	—	—	(31,839)	—	(31,839)
Actuarial (gain)/loss	(161,348)	(18,960)	(180,308)	162,569	32,803	195,372
Lump-sum settlement paid	—	(10,667)	(10,667)	(112,404)	—	(112,404)
Benefits paid	(113,798)	(19,149)	(132,947)	(89,340)	(21,412)	(110,752)
Effect of sale of Regional Media Group	—	—	—	(13,510)	—	(13,510)
Effects of change in currency conversion	—	169	169	—	41	41
Benefit obligation at end of year	1,778,647	262,501	2,041,148	1,965,406	299,265	2,264,671
Change in plan assets
Fair value of plan assets at beginning of year	1,615,723	—	1,615,723	1,464,729	—	1,464,729
Actual return on plan assets	122,030	—	122,030	217,371	—	217,371
Employer contributions	74,110	29,999	104,109	143,748	21,412	165,160
Plan participants’ contributions	26	—	26	32	—	32
Lump-sum settlement paid	—	(10,667)	(10,667)	(112,404)	—	(112,404)
Benefits paid	(113,798)	(19,149)	(132,947)	(89,340)	(21,412)	(110,752)
Effect of sale of Regional Media Group	—	—	—	(8,413)	—	(8,413)
Effect of change in currency conversion	—	(183)	(183)	—	—	—
Fair value of plan assets at end of year	1,698,091	—	1,698,091	1,615,723	—	1,615,723
Net amount recognized	$(80,556)	$(262,501)	$(343,057)	$(349,683)	$(299,265)	$(648,948)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$—	$(17,903)	$(17,903)	$—	$(19,586)	$(19,586)
Noncurrent liabilities	(80,556)	(244,598)	(325,154)	(349,683)	(279,679)	(629,362)
Net amount recognized	$(80,556)	$(262,501)	$(343,057)	$(349,683)	$(299,265)	$(648,948)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$662,293	$97,436	$759,729	$855,191	$125,002	$980,193
Prior service (credit)/cost	(28,510)	—	(28,510)	(30,454)	—	(30,454)
Total	$633,783	$97,436	$731,219	$824,737	$125,002	$949,739

THE NEW YORK TIMES COMPANY – P. 83

The accumulated benefit obligation for all pension plans was $2.03 billion and $2.26 billion as of December 29, 2013 and December 30, 2012, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 29, 2013	December 30, 2012
Projected benefit obligation	$2,041,148	$2,264,671
Accumulated benefit obligation	$2,034,145	$2,255,135
Fair value of plan assets	$1,698,091	$1,615,723
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

(Percent)	December 29, 2013	December 30, 2012
Discount rate	4.90%	4.00%
Rate of increase in compensation levels	2.55%	3.00%
The rate of increase in compensation levels is applicable only for qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

(Percent)	December 29, 2013	December 30, 2012	December 25, 2011
Discount rate	4.00%	5.05%	5.60%
Rate of increase in compensation levels	3.50%	3.00%	4.00%
Expected long-term rate of return on assets	7.85%	8.00%	8.25%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

(Percent)	December 29, 2013	December 30, 2012
Discount rate	4.60%	3.70%
Rate of increase in compensation levels	2.50%	3.50%
The rate of increase in compensation levels is applicable only for the non-qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

(Percent)	December 29, 2013	December 30, 2012	December 25, 2011
Discount rate	3.70%	4.80%	5.45%
Rate of increase in compensation levels	3.00%	3.50%	3.50%
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

P. 84 – THE NEW YORK TIMES COMPANY

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
Investment Policy and Strategy
The primary long-term investment objective is to allocate assets in a manner that produces a total rate of return that meets or exceeds the growth of our pension liabilities. Our plan objective is to transition the asset mix to hedge liabilities and minimize volatility in the funded status of the plans.
Asset Allocation Guidelines
In accordance with our asset allocation strategy, for substantially all of our Company-sponsored pension plan assets, investments are categorized into long duration fixed income investments whose value is highly correlated to that of the pension plan obligations (“Long Duration Assets”) or other investments, such as equities and high-yield fixed income securities, whose return over time is expected to exceed the rate of growth in our pension plan obligations (“Return-Seeking Assets”).
The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of each pension plan. Under our policy, for example, a funded status of 95% to 97.5% requires an allocation of total assets of 62% to 72% to Long Duration Assets and 28% to 38% to Return-Seeking Assets. As our funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range
Public Equity	70%	-	90%
Growth Fixed Income	0%	-	15%
Alternatives	0%	-	15%
Cash	0%	-	10%

THE NEW YORK TIMES COMPANY – P. 85

The asset allocations of our Company-sponsored pension plans by asset category for both Long Duration and Return-Seeking Assets, as of December 29, 2013, were as follows:

Asset Category	Percentage
Public Equity	27%
Fixed Income	69%
Alternatives	4%
Cash	—%
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
Fair Value of Plan Assets
The fair value of the assets underlying our Company-sponsored qualified pension plans and The New York Times Newspaper Guild pension plan by asset category are as follows:

	Fair Value Measurement at December 29, 2013
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$36,920	$—	$—	$36,920
International Equities	75,606	—	—	75,606
Common/Collective Funds(1)	—	581,553	—	581,553
Fixed Income Securities:
Corporate Bonds	—	594,667	—	594,667
U.S. Treasury and Other Government Securities	—	183,700	—	183,700
Group Annuity Contract	—	72,663	—	72,663
Municipal and Provincial Bonds	—	41,729	—	41,729
Government Sponsored Enterprises(2)	—	4,738	—	4,738
Other	—	29,115	—	29,115
Cash and Cash Equivalents		6,538	—	6,538
Private Equity	—	—	40,537	40,537
Hedge Fund	—	—	30,325	30,325
Assets at Fair Value	$112,526	$1,514,703	$70,862	$1,698,091
Other Assets				—
Total				$1,698,091

(1)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value of the underlying funds.

(2)	Represents investments that are not backed by the full faith and credit of the United States government.

P. 86 – THE NEW YORK TIMES COMPANY

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
Level 3 Investments
We have investments in private equity funds and a hedge fund as of December 29, 2013 and December 30, 2012 and a hedge fund of funds as of December 30, 2012 that have been determined to be Level 3 investments, within the fair value hierarchy, because the inputs to determine fair value are considered unobservable.
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

THE NEW YORK TIMES COMPANY – P. 87

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 29, 2013 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Hedge Fund	Private Equity	Total
Balance at beginning of year	$26,370	$36,011	$62,381
Actual gain/(loss) on plan assets:
Relating to assets still held	3,955	6,169	10,124
Capital contribution	—	3,018	3,018
Return of Capital	—	(4,661)	(4,661)
Balance at end of year	$30,325	$40,537	$70,862
The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 30, 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Real Estate	Private Equity	Total
Balance at beginning of year	$—	$37,393	$37,393
Actual gain on plan assets:
Relating to assets still held	1,370	(1,736)	(366)
Capital contribution	25,000	3,737	28,737
Return of Capital	—	(3,383)	(3,383)
Balance at end of year	$26,370	$36,011	$62,381
Cash Flows
We made contributions of approximately $144 million to certain qualified pension plans in 2012. The majority of these contributions were discretionary. In January 2013, we made a contribution of approximately $57 million to the New York Times Newspaper Guild pension plan, of which $20 million was estimated to be necessary to satisfy minimum funding requirements in 2013. Mandatory contributions to other qualified pension plans increased our total contributions to approximately $74 million for the full year of 2013. We expect contributions to total approximately $16 million to satisfy minimum funding requirements in 2014.
The following benefit payments under our pension plans, which reflect expected future services for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2014	$99,747	$18,271	$118,018
2015	101,704	18,315	120,019
2016	103,648	18,743	122,391
2017	106,149	18,646	124,795
2018	108,206	18,795	127,001
2019-2023	578,124	92,828	670,952

P. 88 – THE NEW YORK TIMES COMPANY

Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. Over the past few years, certain events, such as amendments to various collective bargaining agreements and the sales of the New England Media Group and the Regional Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. We recorded an estimated charge for multiemployer pension plan withdrawal obligations of $14.2 million in 2013, which includes $8.0 million directly related to the sale of the New England Media Group, and $4.2 million in 2011. There were nominal charges in 2012 for withdrawal obligations related to our multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $119 million as of December 29, 2013 and approximately $109 million as of December 30, 2012. This liability represents the present value of the obligations related to complete and partial withdrawals from certain plans as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For the plans that have yet to provide us with a demand letter, the actual liability will not be fully known until those plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
Our participation in significant plans for the fiscal period ended December 29, 2013, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

THE NEW YORK TIMES COMPANY – P. 89

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands)Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2013	2012		2013	2012	2011
CWA/ITU Negotiated Pension Plan	13-6212879-001	Red as of 1/01/13	Red as of 1/01/12	Implemented	$663	$646	$776	Yes	3/30/2016	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	13-6122251-001	Yellow as of 6/01/13	Yellow as of 6/01/12	Implemented	1,217	1,101	1,298	No	3/30/2020	(2)
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Red as of 1/01/13	Red as of 1/01/12	Implemented	124	114	116	Yes	3/30/2017	(3)
Pressmen’s Publishers’ Pension Fund	13-6121627-001	Green as of 4/01/13	Green as of 4/01/12	N/A	1,016	1,037	1,113	No	3/30/2017	(4)
Paper-Handlers’-Publishers’ Pension Fund	13-6104795-001	Green as of 4/01/13	Green as of 4/01/12	N/A	114	121	153	No	3/30/2014	(5)
Contributions for individually significant plans					$3,134	$3,019	$3,456
Contributions to other multiemployer plans					945	2,503	2,296
Total Contributions					$4,079	$5,522	$5,752

(1)	There are two collective bargaining agreements (Mailers and Typographers) requiring contributions to this plan, which both expire March 30, 2016.

(2)
Elections under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010: Extended Amortization of Net Investment Losses (IRS Section 431(b)(8)(A)) and the Expanded Smoothing Period (IRS Section 431(b)(8)(B)).

(3)
We previously had two collective bargaining agreements requiring contributions to this plan. With the sale of the New England Media Group only one collective bargaining agreement remains for the Stereotypers, which expires March 30, 2017. The method for calculating actuarial value of assets was changed retroactive to January 1, 2009, as elected by the Board of Trustees and as permitted by IRS Notice 2010-83. This election includes smoothing 2008 investment losses over ten years and widening the asset corridor to 130% of market value of assets for 2009 and 2010.

(4)
The Plan sponsor elected two provisions of funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (PRA 2010) to more slowly absorb the 2008 plan year investment loss, retroactively effective as of April 1, 2009. These included extended amortization under the prospective method and 10-year smoothing of the asset loss for the plan year beginning April 1, 2008.

(5)
Board of Trustees elected funding relief. This election includes smoothing the March 31, 2009 investment losses over 10 years and widening the asset corridor to 130% of market value of assets for April 1, 2009 and April 1, 2010.

The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008 through August 31, 2009.
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)

CWA/ITU Negotiated Pension Plan	12/31/2012 & 12/31/2011	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2012 & 5/31/2011	(1)
Pressmen’s Publisher’s Pension Fund	3/31/2013 & 3/31/2012
Paper-Handlers’-Publishers’ Pension Fund	3/31/2013 & 3/31/2012
(1) Form 5500 for the plan year 12/31/13 and 5/31/13 was not available as of the date we filed our financial statements.
The number of our employees covered by multiemployer plans decreased from 2012 to 2013, affecting period-to-period comparability, as a result of the sale of the New England Media Group.
The Company received a notice and demand for payment of withdrawal liability from the Newspaper and Mail Deliverers’-Publishers’ Pension Fund on September 13, 2013 associated with an alleged partial withdrawal. See Note 20 for further information.

P. 90 – THE NEW YORK TIMES COMPANY

12. Other Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we no longer provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We also contribute to a postretirement plan for Guild employees of New York Times Newspaper under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.
In the fourth quarter of 2013, we completed the sale of the New England Media Group, consisting of The Boston Globe, BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (“T&G”), Telegram.com and related properties. As a result of the sale, the Company recorded a $49.1 million post-retirement curtailment gain in 2013, which is included in the gain on sale within “(Loss)/income from discontinued operations, net of income taxes” in the Consolidated Statement of Operations. This gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group.
In the first quarter of 2012, we sold the Regional Media Group. The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012, which is included in the gain on the sale within “(Loss)/income from discontinued operations, net of income taxes” in the Consolidated Statement of Operations.
In October 2011, we amended our retiree medical plan by, among other things, placing a cap (effective January 1, 2012) on our contributions for certain retiree groups. In connection with this plan amendment, we remeasured our postretirement obligation as of the plan amendment date. The plan amendment and remeasurement resulted in a decrease in the postretirement liability and an increase in other comprehensive income (before taxes) of approximately $20.0 million in October 2011.
The components of net periodic postretirement benefit income were as follows:

(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Service cost	$1,089	$957	$1,143
Interest cost	4,101	4,985	6,891
Recognized actuarial loss	4,440	3,328	2,289
Amortization of prior service credit	(13,051)	(15,112)	(16,593)
Effect of curtailment	(49,122)	(27,213)	—
Net periodic postretirement benefit income	$(52,543)	$(33,055)	$(6,270)
The changes in the benefit obligations recognized in other comprehensive loss were as follows:

(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Net actuarial loss/(gain)	$(13,500)	$11,562	$13,436
Prior service credit	(1,690)	—	(35,712)
Amortization of loss	(4,440)	(3,328)	(2,289)
Amortization of prior service credit	13,051	15,112	16,593
Recognition of prior service credit due to curtailment	49,122	27,213	—
Total recognized in other comprehensive loss/(income)	42,543	50,559	(7,972)
Net periodic postretirement benefit income	(52,543)	(33,055)	(6,270)
Total recognized in net periodic postretirement benefit income and other comprehensive loss	$(10,000)	$17,504	$(14,242)

THE NEW YORK TIMES COMPANY – P. 91

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $5 million and $6 million, respectively.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $20.0 million in 2013, $18 million in 2012 and $16 million in 2011.
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/loss were as follows:

(In thousands)	December 29, 2013	December 30, 2012
Change in benefit obligation
Benefit obligation at beginning of year	$120,767	$113,803
Service cost	1,089	957
Interest cost	4,101	4,985
Plan participants’ contributions	4,861	4,383
Actuarial (gain)/loss	(13,501)	11,562
Plan amendments	(1,690)	—
Benefits paid	(14,695)	(15,881)
Medicare subsidies received	—	958
Benefit obligation at the end of year	100,932	120,767
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	9,834	10,540
Plan participants’ contributions	4,861	4,383
Benefits paid	(14,695)	(15,881)
Medicare subsidies received	—	958
Fair value of plan assets at end of year	—	—
Net amount recognized	$(100,932)	$(120,767)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(10,329)	$(10,420)
Noncurrent liabilities	(90,603)	(110,347)
Net amount recognized	$(100,932)	$(120,767)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$33,406	$51,346
Prior service credit	(33,660)	(94,143)
Total	$(254)	$(42,797)
 Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 29, 2013	December 30, 2012
Discount rate	4.22%	3.49%
Estimated increase in compensation level	3.50%	3.50%

P. 92 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 29, 2013	December 30, 2012	December 25, 2011
Discount rate	3.70%	4.66%	5.14%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 29, 2013	December 30, 2012
Health-care cost trend rate assumed next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2013	$87	$(82)
Effect on accumulated postretirement benefit obligation as of December 30, 2013	$2,057	$(1,952)
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2014	$10,596
2015	10,175
2016	9,769
2017	9,356
2018	8,938
2019-2023	36,937
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued cost of these benefits amounted to $16.2 million as of December 29, 2013 and $19.9 million as of December 30, 2012.
13. Other Liabilities
The components of the “Other Liabilities — Other” balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 29, 2013	December 30, 2012
Deferred compensation	$51,660	$52,882
Other liabilities	106,775	120,808
Total	$158,435	$173,690
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

THE NEW YORK TIMES COMPANY – P. 93

We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $68.6 million as of December 29, 2013 and $58.1 million as of December 30, 2012.
Other liabilities in the preceding table primarily included our contingent tax liability for uncertain tax positions as of December 29, 2013 and December 30, 2012.
14. Income Taxes
Reconciliations between the effective tax rate on income/(loss) from continuing operations before income taxes and the federal statutory rate are presented below.

	December 29, 2013		December 30, 2012		December 25, 2011
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$33,180	35.0%	$90,494	35.0%	$23,104	35.0%
State and local taxes, net	8,312	8.8	11,507	4.4	10,446	15.8
Effect of enacted changes in tax laws	—	—	—	—	(1,520)	(2.3)
Reduction in uncertain tax positions	(1,803)	(1.9)	(6,721)	(2.6)	(12,105)	(18.3)
(Gain)/loss on Company-owned life insurance	(3,673)	(3.9)	(2,690)	(1.0)	36	—
Other, net	1,876	2.0	2,027	0.8	1,456	2.2
Income tax expense	$37,892	40.0	$94,617	36.6	$21,417	32.4
The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Current tax expense/(benefit)
Federal	$18,903	$51,836	$(13,571)
Foreign	681	1,154	1,110
State and local	8,371	(6,680)	(14,345)
Total current tax expense/(benefit)	27,955	46,310	(26,806)
Deferred tax expense
Federal	5,426	38,845	542
Foreign	—	—	37,471
State and local	4,511	9,462	10,210
Total deferred tax expense	9,937	48,307	48,223
Income tax expense	$37,892	$94,617	$21,417
As of December 29, 2013, we have a federal net operating loss of $6.9 million.
State tax operating loss carryforwards totaled $9.3 million as of December 29, 2013 and $10.5 million as of December 30, 2012. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 20 years.

P. 94 – THE NEW YORK TIMES COMPANY

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 29, 2013	December 30, 2012
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$251,082	$387,202
Accruals for other employee benefits, compensation, insurance and other	35,596	36,959
Accounts receivable allowances	1,478	6,111
Net operating losses	57,885	49,476
Other	63,821	64,884
Gross deferred tax assets	409,862	544,632
Valuation allowance	(42,295)	(42,138)
Net deferred tax assets	$367,567	$502,494
Deferred tax liabilities
Property, plant and equipment	$75,661	$108,763
Intangible assets	11,902	—
Investments in joint ventures	19,625	13,430
Other	14,531	19,875
Gross deferred tax liabilities	121,719	142,068
Net deferred tax asset	$245,848	$360,426
Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$65,859	$58,214
Deferred tax asset – long-term	179,989	302,212
Net deferred tax asset	$245,848	$360,426
The previous presentation of deferred taxes as of December 30, 2012 has been corrected in this 2013 annual report on Form 10-K to present the federal tax benefit on uncertain state tax positions on a gross basis and to correct the classification of certain other deferred taxes.
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
We had a valuation allowance totaling $42.3 million as of December 29, 2013 and $42.1 million as of December 30, 2012 for deferred tax assets primarily associated with net operating losses of non-U.S. operations, as we determined these assets were not realizable on a more-likely-than-not basis. The valuation allowance was allocated in proportion to the related current and noncurrent gross deferred tax asset balances.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $3.4 million in 2013, $2.4 million in 2012 and $1.6 million in 2011.
As of December 29, 2013 and December 30, 2012, “Accumulated other comprehensive loss, net of income taxes” in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $283 million and $363 million, respectively.

THE NEW YORK TIMES COMPANY – P. 95

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Balance at beginning of year	$45,308	$47,971	$55,636
Gross additions to tax positions taken during the current year	2,249	5,241	4,094
Gross additions to tax positions taken during the prior year	127	258	460
Gross reductions to tax positions taken during the prior year	(833)	(922)	(970)
Reductions from settlements with taxing authorities	—	—	(1,941)
Reductions from lapse of applicable statutes of limitations	(793)	(7,240)	(9,308)
Balance at end of year	$46,058	$45,308	$47,971
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $30 million as of December 29, 2013 and as of December 30, 2012.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $18 million as of December 29, 2013 and $16 million December 30, 2012. The total amount of accrued interest and penalties was a net detriment of $1.7 million in 2013 and a net benefit of $0.3 million in 2012 and $1.4 million in 2011.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $27.8 million that would, if recognized, impact the effective tax rate.
15. Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group — consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties — and our 49% equity interest in Metro Boston, for approximately $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million.
As a result of the New England Media Group meeting the criteria of being held for sale in the third quarter of 2013, we recorded an impairment charge of $34.3 million reflecting the difference between the expected sales price and the New England Media Group’s net assets at such time. In the fourth quarter of 2013, when the sale was completed, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group.
The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale for all periods presented.
About Group
In the fourth quarter of 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. In 2012, the sale resulted in a pre-tax gain of $96.7 million ($61.9 million after tax). The net after-tax proceeds from the sale were approximately $291 million. The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented and certain assets are classified as held for sale as of December 30, 2012 and December 25, 2011.

P. 96 – THE NEW YORK TIMES COMPANY

Regional Media Group
In the first quarter of 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). The results of operations for the Regional Media Group have been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale as of December 25, 2011.
The results of operations for the New England Media Group, About Group and the Regional Media Group presented as discontinued operations are summarized below for 2013.

	Year Ended December 29, 2013
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$287,677	$—	$—	$287,677
Total operating costs	281,414	—	—	281,414
Multiemployer pension plan withdrawal expense(1)	7,997	—	—	7,997
Impairment of assets(2)	34,300	—	—	34,300
Loss from joint ventures	(240)	—	—	(240)
Interest expense, net	9	—	—	9
Pre-tax loss	(36,283)	—	—	(36,283)
Income tax benefit(3)	(13,373)	(2,497)	—	(15,870)
(Loss)/income from discontinued operations, net of income taxes	(22,910)	2,497	—	(20,413)
Gain/(loss) on sale, net of income taxes:
Gain on sale(4)	47,561	419	—	47,980
Income tax expense	19,457	161	—	19,618
Gain on sale, net of income taxes	28,104	258	—	28,362
Income from discontinued operations, net of income taxes	$5,194	$2,755	$—	$7,949

(1)
The multiemployer pension plan withdrawal expense in 2013 is related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

(2)	Included in impairment of assets in 2013 is the impairment of fixed assets related to the New England Media Group.

(3)	The income tax benefit for the About Group in 2013 is related to a change in prior period estimated tax expense.

(4)	Included in the gain on sale in 2013 is a $49.1 million post-retirement curtailment gain related to the New England Media Group.
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
The results of operations for the New England Media Group, About Group and the Regional Media Group presented as discontinued operations are summarized below for 2012.

THE NEW YORK TIMES COMPANY – P. 97

	Year Ended December 30, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$394,739	$74,970	$6,115	$475,824
Total operating costs	385,527	51,140	8,017	444,684
Impairment of assets (1)	—	194,732	—	194,732
Income from joint ventures	68	—	—	68
Interest expense, net	7	—	—	7
Pre-tax income/(loss)	9,273	(170,902)	(1,902)	(163,531)
Income tax expense/(benefit)	10,717	(60,065)	(736)	(50,084)
Loss from discontinued operations, net of income taxes	(1,444)	(110,837)	(1,166)	(113,447)
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale	—	96,675	(5,441)	91,234
Income tax expense/(benefit)(2)	—	34,785	(29,071)	5,714
Gain on sale, net of income taxes	—	61,890	23,630	85,520
(Loss)/income from discontinued operations, net of income taxes	$(1,444)	$(48,947)	$22,464	$(27,927)

(1)	Included in impairment of assets in 2012 is the impairment of goodwill related to the About Group.

(2)	The income tax benefit for the Regional Media Group in 2012 included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.
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
The results of operations for the New England Media Group, About Group and the Regional Media Group presented as discontinued operations are summarized below for 2011.

	Year Ended December 25, 2011
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$398,056	$110,826	$259,945	$768,827
Total operating costs	376,474	67,475	235,032	678,981
Impairment of assets	1,767	3,116	152,093	156,976
Income from joint ventures	298	—	—	298
Pre-tax income/(loss)	20,113	40,235	(127,180)	(66,832)
Income tax expense/(benefit)(1)	11,393	15,453	(10,879)	15,967
Income/(loss) from discontinued operations, net of income taxes	$8,720	$24,782	$(116,301)	$(82,799)

(1)	The income tax benefit for the Regional Media Group in 2011 was unfavorably impacted because a portion of the goodwill impairment charge was non-deductible.
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

P. 98 – THE NEW YORK TIMES COMPANY

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
The assets and liabilities classified as held for sale for the New England Media Group, About Group and the Regional Media Group are summarized below.

	December 30, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Accounts receivable, net	$40,343	$—	$—	$40,343
Inventories	3,078			3,078
Property, plant and equipment, net	86,917	—	—	86,917
Other assets	6,712	—	—	6,712
Total assets	137,050	—	—	137,050
Total liabilities	32,373	—	—	32,373
Net assets	$104,677	$—	$—	$104,677

16. Earnings/(Loss) Per Share
Basic earnings/(loss) per share is calculated by dividing net earnings/(loss) available to common stockholders by the weighted-average common stock outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including outstanding warrants and the effect of shares issuable under our Company’s stock-based incentive plans if such effect is dilutive.
The two-class method is an earnings allocation method for computing earnings/(loss) per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.

THE NEW YORK TIMES COMPANY – P. 99

Basic and diluted earnings/(loss) per share were as follows:

	Years Ended
(In thousands, except per share data)	December 29, 2013	December 30, 2012	December 25, 2011
	(52 weeks)	(53 weeks)	(52 weeks)
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$57,156	$163,774	$45,151
Income/(loss) from discontinued operations, net of income taxes	7,949	(27,927)	(82,799)
Net income/(loss)	$65,105	$135,847	$(37,648)
Average number of common shares outstanding – Basic	149,755	148,147	147,190
Incremental shares for assumed exercise of securities	8,019	4,546	4,817
Average number of common shares outstanding – Diluted	157,774	152,693	152,007
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.38	$1.11	$0.31
Income/(loss) from discontinued operations, net of income taxes	0.05	(0.19)	(0.57)
Net income/(loss) – Basic	$0.43	$0.92	$(0.26)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.36	$1.07	$0.30
Income/(loss) from discontinued operations, net of income taxes	0.05	(0.18)	(0.55)
Net income/(loss) – Diluted	$0.41	$0.89	$(0.25)
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our restricted stock units, stock options and warrants could have the most significant impact on diluted shares.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options that was excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 10 million in 2013, 15 million in 2012 and 20 million in 2011, respectively.
17. Stock-Based Awards
As of December 29, 2013, the Company had two plans under which it was authorized to grant stock-based compensation: the 2010 Incentive Compensation Plan (the “2010 Incentive Plan”), which became effective April 27, 2010, and replaced the 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”), and the 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
In 2013, the Company redesigned its long-term incentive compensation program, eliminating annual grants of stock options and restricted stock units and long-term performance awards payable solely in in cash for executives. In their place, executives have the opportunity to earn cash and shares of Class A Common Stock at the end of three-year cycles based on the achievement of financial goals tied to an adjusted EBITDA metric and stock price performance relative to companies in the Standard & Poor’s 500 Stock Index, with the majority of the target award to be settled in the Company’s Class A Common Stock.
We recognize stock-based compensation expense for these stock-settled long-term performance awards, stock-settled and cash-settled restricted stock units, stock options, stock appreciation rights, as well as Class A Common Stock issued under our ESPP (together, “Stock-Based Awards”). Stock-based compensation expense was $8.8 million in 2013, $4.5 million in 2012 and $7.6 million in 2011.
Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Awards under the 1991 Incentive Plan, 2010 Incentive Plan and 2004 Directors’ Plan generally vest over a stated vesting period or upon the retirement of an employee or director, as the case may be.

P. 100 – THE NEW YORK TIMES COMPANY

The 2004 Director’s Plan provides for the issuance of up to 500,000 shares of Class A Common Stock in the form of stock options or restricted stock awards. Restricted stock has never been awarded under the 2004 Directors’ Plan. Prior to 2012, under our 2004 Directors’ Plan, each non-employee director of our Company received annual grants of non-qualified stock options with 10-year terms to purchase 4,000 shares of Class A Common Stock from our Company at the average market price of such shares on the date of grants. These annual grants were replaced with annual grants of cash-settled phantom stock units in 2012, and, accordingly, no grants of stock options were made under this plan in 2012 or 2013. Under its terms, the 2014 Directors’ Plan terminates as of April 30, 2014.
Our pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies was approximately $27.7 million as of December 29, 2013.
Stock Options
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of both incentive and non-qualified stock options at an exercise price equal to the market value of our Class A Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 10-year term and vest in equal annual installments. Due to a change in the Company’s long-term incentive compensation, no grants of stock options were made in 2013.
Our 2004 Directors’ Plan provides for grants of stock options to non-employee directors at an exercise price equal to the market value of our Class A Common Stock on the date of grant. Prior to 2012, stock options were granted with a 1-year vesting period and a 10-year term. No grants of stock options were made in 2012 or 2013. Our Company’s directors are considered employees for purposes of stock-based compensation.
Changes in our Company’s stock options in 2013 were as follows:

	December 29, 2013
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	13,582	$24	4	$7,124
Granted	—	—
Exercised	(914)	6
Forfeited/Expired	(2,919)	44
Options outstanding at end of period	9,749	$20	4	$23,273
Options expected to vest at end of period	9,678	$20	4	$23,273
Options exercisable at end of period	8,994	$21	4	$17,803
The total intrinsic value for stock options exercised was $5.3 million in 2013, $0.9 million in 2012 and $0.6 million in 2011.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. The fair value for stock options granted with different vesting periods and on different dates are calculated separately. There were no stock option grants in 2013.

THE NEW YORK TIMES COMPANY – P. 101

	December 30, 2012			December 25, 2011
Term (In years)	10	10		10	10
Vesting (In years)	3	3	(1)	3	1
Risk-free interest rate	1.39%	0.98%		2.90%	2.25%
Expected life (In years)	6	6		6	5
Expected volatility	47.67%	49.35%		43.79%	47.93%
Expected dividend yield	0%	0%		0%	0%
Weighted-average fair value	$3.35	$3.89		$4.81	$3.78
(1) Stock options granted to Mark Thompson, our President and Chief Executive Officer, in November 2012 under the terms of his employment agreement.
Restricted Stock Units
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
In 2013, 2012 and 2011, we granted stock-settled restricted stock units with a 3-year vesting period. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2013 were as follows:

	December 29, 2013
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	1,011	$9
Granted	544	9
Vested	(169)	9
Forfeited	(193)	9
Unvested stock-settled restricted stock units at end of period	1,193	$9
Unvested stock-settled restricted stock units expected to vest at end of period	1,107	$9
The intrinsic value of stock-settled restricted stock units vested was $1.9 million in 2013, $1.2 million in 2012 and $3.3 million in 2011.
In 2010, we granted cash-settled restricted stock units with a 3-year vesting period that vested in February 2013. The fair value of cash-settled restricted stock units was the average market price on the grant date. Cash-settled restricted stock units were classified as liability awards because we incurred a liability, payable in cash, based on our stock price. The cash-settled restricted stock unit was measured at its fair value at the end of each reporting period and, therefore, fluctuated based on the fluctuations in our stock price.
The intrinsic value of cash-settled restricted stock units vested was $1.5 million in 2013, $3.7 million in 2012 and $80,000 in 2011.
Long-Term Incentive Compensation
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period. There were payments of approximately $9 million in 2013, $12 million in 2012 and $4 million in 2011.
Awards granted for the three-year performance periods beginning in 2011 and 2012 are based on the achievement of specified goals under two financial performance measures. These awards were classified as liability awards because we incurred a liability payable in cash.
Awards granted for the cycle beginning in 2013 are based on relative Total Shareholder Return (“TSR”), which is calculated at stock appreciation plus reinvested dividends, payable in Class A Common Stock and another

P. 102 – THE NEW YORK TIMES COMPANY

performance measure, payable in Class A Common Stock and cash. Awards payable in stock are classified within equity; awards payable in cash are classified as a liability. The fair value of TSR awards is determined at the date of grant using a market calculation simulation.
Unrecognized Compensation Expense
As of December 29, 2013, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $3 million and is expected to be recognized over a weighted-average period of 1.5 years.
Reserved Shares
We generally issue shares for the exercise of stock options and stock-settled restricted stock units from unissued reserved shares.
Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 29, 2013	December 30, 2012
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	10,965	14,593
Stock-settled performance awards(1)	1,908	362
Outstanding	12,873	14,955
Available	3,161	4,938
Employee Stock Purchase Plan(2)
Available	6,410	6,410
401(k) Company stock match(3)
Available	3,045	3,348
Total Outstanding	12,873	14,955
Total Available	12,616	14,696

(1)
The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that would be issued is included in the table above.

(2)	We have not had an offering under the ESPP since 2010.

(3)	Effective 2014, we no longer offer a Company stock match under the Company’s 401(k) plan.
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
There were 818,061 shares as of December 29, 2013 and 818,385 shares as of December 30, 2012 of Class B Common Stock available for conversion into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.

THE NEW YORK TIMES COMPANY – P. 103

In January 2009, pursuant to a securities purchase agreement, we issued unsecured notes and detachable warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015. See Note 8 for additional information regarding our debt obligations.
We can repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. In 2013 and 2012, we did not repurchase any shares of Class A Common Stock pursuant to our stock repurchase program.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 29, 2013.
The following table summarizes the changes in AOCI by component as of December 29, 2013:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Security	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance, December 30, 2012	$11,327	$(431)	$(523,462)	$(512,566)
Other comprehensive income before reclassifications, before tax(1)	2,613	—	197,081	199,694
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	729	(17,303)	(16,574)
Income tax expense(1)	1,266	298	71,601	73,165
Net current-period other comprehensive income, net of tax	1,347	431	108,177	109,955
Balance, December 29, 2013	$12,674	$—	$(415,285)	$(402,611)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the periods ended December 29, 2013

Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented

Funded status of benefit plans:
Amortization of prior service credit(1)	$(14,996)	Selling, general & administrative costs
Recognized actuarial loss(1)	43,457	Selling, general & administrative costs
Curtailment	(49,122)	Discontinued operations: gain on sale, net of tax
Settlement	3,358	Pension settlement expense
Total reclassification, before tax(2)	(17,303)
Income tax expense	(7,091)	Tax expense
Total reclassification, net of tax	$(10,212)
Unrealized gains and losses on available for sale securities
Realized gain on sale of securities, before tax	$729	Selling, general & administrative costs
Tax expense	298	Tax expense
Net of tax	$431

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 11 and 12 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the year ended December 29, 2013.

P. 104 – THE NEW YORK TIMES COMPANY

19. Segment Information
We have one reportable segment that includes The Times, the International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the consolidated financial statements.
On August 3, 2013, we entered into an agreement to sell substantially all of the assets and operating liabilities of the New England Media Group. The New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses, has been classified as a discontinued operation for all periods presented. See Note 15 for further information on the sale of the New England Media Group.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income and conferences/events.
20. Commitments and Contingent Liabilities
Operating Leases
Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.
Rental expense amounted to approximately $16 million in 2013, $18 million in 2012 and $17 million in 2011. The approximate minimum rental commitments under noncancelable leases, net of subleases, as of December 29, 2013 were as follows:

(In thousands)	Amount
2014	$12,472
2015	10,503
2016	7,419
2017	6,976
2018	4,022
Later years	10,883
Total minimum lease payments	52,275
Less: noncancelable subleases	(8,680)
Total minimum lease payments, net of noncancelable subleases	$43,595
Capital Leases
Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 29, 2013, were as follows:

(In thousands)	Amount
2014	$573
2015	552
2016	552
2017	552
2018	552
Later years	7,245
Total minimum lease payments	10,026
Less: imputed interest	(3,290)
Present value of net minimum lease payments including current maturities	$6,736
Restricted Cash
We were required to maintain $28.1 million of restricted cash as of December 29, 2013 and $24.3 million as of December 30, 2012, primarily related to certain collateral requirements, for obligations under our workers’ compensation programs. These collateral requirements were previously supported by letters of credit under a

THE NEW YORK TIMES COMPANY – P. 105

revolving credit facility that was replaced in June 2011. Restricted cash is included in “Miscellaneous assets” in our Consolidated Balance Sheets.
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
In September 2013, we received a notice and demand for payment in the amount of approximately $26 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by the New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that The New York Times Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended December 29, 2013.
21. Subsequent Event
One-Time Lump-Sum Payment Offer
In February 2014, we announced that we plan to offer certain former employees who participate in certain non-qualified pension plans the option to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit.

If an individual elects to receive a lump sum, the pension obligation to the individual will be settled. While it is too early to estimate the participation rate, assuming an acceptance rate of 50% of the pension obligations associated with the offer, we would make settlement distributions of approximately $40 million paid out of Company cash and we would record a non-cash settlement charge of approximately $13.5 million in the second quarter of 2014. The actual amount of the charge will largely depend upon the number of participants electing the offer and the associated pension benefit of those electing participants, as well as interest rates and asset performance. When the election period closes, the actual amount of the settlement will be actuarially determined and the associated charge will recognize the acceleration of the accumulated unrecognized actuarial loss.
Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believes that the Company has had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild and The New York Times Companies Pension Plan on account of the Company’s sale of the New England Media Group. Under Section 4062(e), the PBGC may be entitled to protection if, as a result of a cessation of operations at a facility, more than 20% of the active participants in a plan are separated from employment. The Company, which retained all pension assets and liabilities related to New England Media Group employees, maintains that an asset sale is not a triggering event for purposes of Section 4062(e). Additionally, with respect to The New York Times Companies Pension Plan, we believe that the 20% threshold was not met.
If a triggering event under Section 4062(e) with respect to either or both of these plans is determined to have occurred, the Company would be required to place funds into an escrow account or to post a surety bond, with the escrowed funds or the bond proceeds available to the applicable plan if it were to terminate in a distress or involuntary termination within five years of the date of the New England Media Group sale. We do not expect such a termination for either of these plans. If the applicable plan did not so terminate within the five-year period, any escrowed funds for that plan would be returned to the Company or the bond for that plan would be cancelled. The amount of any required escrow or bond would be based on a percentage of the applicable plan’s unfunded benefit liabilities, computed under Section 4062(e) on a “termination basis,” which would be higher than that computed under GAAP. In lieu of establishing an escrow account with the PBGC or posting a bond, the Company and the PBGC can negotiate an alternate resolution of the liability, which could include making cash contributions to these plans in excess of minimum requirements.

P. 106 – THE NEW YORK TIMES COMPANY

At this time, we cannot predict the ultimate outcome of this matter, but we do not expect that the resolution of this matter will have a material adverse effect on our earnings or financial condition.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 29, 2013

(In thousands) Description	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 29, 2013	$15,452	$9,377	$10,577	$14,252
Year ended December 30, 2012	$13,065	$11,623	$9,236	$15,452
Year ended December 25, 2011	$18,088	$8,015	$13,038	$13,065
Valuation allowance for deferred tax assets:
Year ended December 29, 2013	$42,138	$2,432	$2,275	$42,295
Year ended December 30, 2012	$39,824	$2,314	$—	$42,138
Year ended December 25, 2011	$—	$39,824	$—	$39,824

(1)	Includes write-offs, net of recoveries.

THE NEW YORK TIMES COMPANY – P. 107

QUARTERLY INFORMATION (UNAUDITED)
The New England Media Group, About Group and the Regional Media Group’s results of operations have been presented as discontinued operations for all periods presented. See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding these discontinued operations.

	2013 Quarters
(In thousands, except per share data)	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$380,675	$390,957	$361,738	$443,860	$1,577,230
Operating costs	352,544	344,733	342,712	371,755	1,411,744
Pension settlement expense(1)				3,228	3,228
Multiemployer pension plan withdrawal expense(2)	—	—	6,171	—	6,171
Operating profit	28,131	46,224	12,855	68,877	156,087
(Loss)/income from joint ventures	(2,870)	(405)	(123)	183	(3,215)
Interest expense, net	14,071	14,644	15,454	13,904	58,073
Income/(loss) from continuing operations before income taxes	11,190	31,175	(2,722)	55,156	94,799
Income tax expense/(benefit)	5,082	13,813	2,578	16,419	37,892
Income/(loss) from continuing operations	6,108	17,362	(5,300)	38,737	56,907
Income/(loss) from discontinued operations, net of income taxes	(2,785)	2,776	(18,987)	26,944	7,949
Net income/(loss)	3,323	20,138	(24,287)	65,681	64,856
Net loss/(income) attributable to the noncontrolling interest	249	(6)	61	(55)	249
Net income/(loss) attributable to The New York Times Company common stockholders	$3,572	$20,132	$(24,226)	$65,626	$65,105
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$6,357	$17,356	$(5,239)	$38,682	$57,156
Income/(loss) from discontinued operations, net of income taxes	(2,785)	2,776	(18,987)	26,944	7,949
Net income/(loss)	$3,572	$20,132	$(24,226)	$65,626	$65,105
Average number of common shares outstanding:
Basic	148,710	148,797	150,033	150,162	149,755
Diluted	155,270	156,511	150,033	160,013	157,774
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$0.12	$(0.03)	$0.26	$0.38
Income/(loss) from discontinued operations, net of income taxes	(0.02)	0.02	(0.13)	0.18	0.05
Net income/(loss)	$0.02	$0.14	$(0.16)	$0.44	$0.43
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$0.11	$(0.03)	$0.24	$0.36
Income/(loss) from discontinued operations, net of income taxes	(0.02)	0.02	(0.13)	0.17	0.05
Net income/(loss)	$0.02	$0.13	$(0.16)	$0.41	$0.41

(1)	We recorded a non-cash settlement charge related to a one-time lump sum payment offer to certain former employees who participated in a non-qualified pension plan.

(2)	We recorded an estimated charge related to a partial withdrawal obligation under a multiemployer pension plan.

P. 108 – THE NEW YORK TIMES COMPANY

	2012 Quarters
(In thousands, except per share data)	March 25, 2012	June 24, 2012	September 23, 2012	December 30, 2012	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Revenues	$384,049	$387,841	$355,337	$468,114	$1,595,341
Operating costs	361,348	351,206	346,423	382,433	1,441,410
Pension settlement expense(1)	—	—	—	47,657	47,657
Other expense(2)	—	—	—	2,620	2,620
Operating profit	22,701	36,635	8,914	35,404	103,654
Gain on sale of investment(3)	17,848	37,797	—	164,630	220,275
Impairment of investments(4)	4,900	—	600	—	5,500
(Loss)/income from joint ventures	15	1,064	1,010	847	2,936
Interest expense, net	15,452	15,464	15,490	16,402	62,808
(Loss)/income from continuing operations before income taxes	20,212	60,032	(6,166)	184,479	258,557
Income tax (benefit)/expense	5,852	25,781	(3,187)	66,171	94,617
(Loss)/income from continuing operations	14,360	34,251	(2,979)	118,308	163,940
Income/(loss) from discontinued operations, net of income taxes	28,190	(121,900)	5,703	60,080	(27,927)
Net income/(loss)	42,550	(87,649)	2,724	178,388	136,013
Net loss attributable to the noncontrolling interest	53	27	21	(267)	(166)
Net income/(loss) attributable to The New York Times Company common stockholders	$42,603	$(87,622)	$2,745	$178,121	$135,847
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$14,413	$34,278	$(2,958)	$118,041	$163,774
Income/(loss) from discontinued operations, net of income taxes	28,190	(121,900)	5,703	60,080	(27,927)
Net income/(loss)	$42,603	$(87,622)	$2,745	$178,121	$135,847
Average number of common shares outstanding:
Basic	147,867	148,005	148,254	148,461	148,147
Diluted	151,468	149,799	148,254	154,685	152,693
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$0.10	$0.23	$(0.02)	$0.80	$1.11
Income/(loss) from discontinued operations, net of income taxes	0.19	(0.82)	0.04	0.40	(0.19)
Net income/(loss)	$0.29	$(0.59)	$0.02	$1.20	$0.92
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$0.10	$0.23	$(0.02)	$0.76	$1.07
Income/(loss) from discontinued operations, net of income taxes	0.18	(0.81)	0.04	0.39	(0.18)
Net income/(loss)	$0.28	$(0.58)	$0.02	$1.15	$0.89

(1)
In the fourth quarter of 2012, we recorded a $47.7 million non-cash pension settlement charge in connection with the immediate pension benefit offer to certain former employees who participate in The New York Times Companies Pension Plan.

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

THE NEW YORK TIMES COMPANY – P. 109

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

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 29, 2013. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

P. 110 – THE NEW YORK TIMES COMPANY

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 – Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independent Directors,” but only up to and including the section titled “Audit Committee Financial Experts,” and “Board Committees” of our Proxy Statement for the 2014 Annual Meeting of Stockholders.
The Board has adopted a code of ethics that applies not only to the chief executive officer and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our website at http://investors.nytco.com/investors/corporate-governance.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Compensation of Executive Officers – Equity Compensation Plan Information,” “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance – Independent Directors,” “Board of Directors and Corporate Governance – Board Committees” and “Board of Directors and Corporate Governance – Policy on Transactions with Related Persons” of our Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 4 – Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2014 Annual Meeting of Stockholders.

THE NEW YORK TIMES COMPANY – P. 111

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

Page
Consolidated Schedule for the Three Years Ended December 29, 2013
II – Valuation and Qualifying Accounts	107
Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.
(3) Exhibits
An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

P. 112 – THE NEW YORK TIMES COMPANY

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2014

THE NEW YORK TIMES COMPANY (Registrant)

BY:	/s/ KENNETH A. RICHIERI
Kenneth A. Richieri
Executive Vice President and General Counsel
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

Signature	Title	Date
/s/ Arthur Sulzberger, Jr.	Chairman and Director	February 26, 2014
/s/ Mark Thompson	Chief Executive Officer, President and Director (principal executive officer)	February 26, 2014
/s/ Michael Golden	Vice Chairman and Director	February 26, 2014
/s/ James M. Follo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2014
/s/ R. Anthony Benten	Senior Vice President, Finance and Corporate Controller (principal accounting officer)	February 26, 2014
/s/ Raul E. Cesan	Director	February 26, 2014
/s/ Robert E. Denham	Director	February 26, 2014
/s/ Steven B. Green	Director	February 26, 2014
/s/ Carolyn D. Greenspon	Director	February 26, 2014
/s/ Joichi Ito	Director	February 26, 2014
/s/ James A. Kohlberg	Director	February 26, 2014
/s/ David E. Liddle	Director	February 26, 2014
/s/ Ellen R. Marram	Director	February 26, 2014
/s/ Brian P. McAndrews	Director	February 26, 2014
/s/ Thomas Middelhoff	Director	February 26, 2014
/s/ Doreen A. Toben	Director	February 26, 2014

THE NEW YORK TIMES COMPANY – P. 113

INDEX TO EXHIBITS
Exhibit numbers 10.16 through 10.33 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
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

P. 114 – THE NEW YORK TIMES COMPANY

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

(10.21)
The Company’s Deferred Executive Compensation Plan, as amended and restated effective January 1, 2012 (filed as an Exhibit to the Company’s Form 10-K dated February 23, 2012, and incorporated by reference herein).

(10.22)
The Company’s Non-Employee Directors’ Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.23)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.24)	The Company’s Non-Employee Directors Deferral Plan, as amended through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.25)	The Company’s Savings Restoration Plan, amended and restated effective January 1, 2014 (filed as an Exhibit to the Company’s Form 8-K filed December 13, 2013, and incorporated by reference herein).
(10.26)
The Company’s Supplemental Executive Savings Plan, amended and restated effective December 31, 2013 (filed as an Exhibit to the Company’s Form 8-K filed December 13, 2013, and incorporated by reference herein).

(10.27)
The New York Times Companies Supplemental Retirement and Investment Plan, amended and restated effective January 1, 2011 (filed as an Exhibit to the Company’s Form 10-Q dated November 3, 2011, and incorporated by reference herein).

THE NEW YORK TIMES COMPANY – P. 115

Exhibit Number	Description of Exhibit
(10.28)
Amendment No. 1, effective January 1, 2012, and Amendment No. 2, effective November 1, 2012, to The New York Times Companies Supplemental Retirement and Investment Plan (filed as an Exhibit to the Company’s Form 10-Q dated August 8, 2013, and incorporated by reference herein).

(10.29)	Amendment No. 3 to The New York Times Companies Supplemental Retirement and Investment Plan, amended effective January 1, 2014.
(10.30)
Stock Appreciation Rights Agreement, dated as of September 17, 2009, between the Company and Arthur Sulzberger, Jr. (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2009, and incorporated by reference herein).

(10.31)	Letter Agreement, dated as of August 14, 2012, between the Company and Mark Thompson (filed as an Exhibit to the Company’s Form 8-K dated August 17, 2012, and incorporated by reference herein).
(10.32)
Form of Separation Agreement and General Release, between the Company and Scott Heekin-Canedy (filed as an Exhibit to the Company’s Form 8-K dated November 6, 2012, and incorporated by reference herein).

(10.33)	Letter Agreement between the Company and Christopher Mayer (filed as an Exhibit to the Company’s Form 10-Q dated August 8, 2013, and incorporated by reference herein.)
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

P. 116 – THE NEW YORK TIMES COMPANY