Form 10-Q
period 2014-03-30
NEW YORK TIMES CO
filed 2014-05-06
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of May 2, 2014 (exclusive of treasury shares):

Class A Common Stock	149,449,457	shares
Class B Common Stock	816,835	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 30, 2014 (unaudited) and December 29, 2013	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 30, 2014 and March 31, 2013	3
		Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the quarters ended March 30, 2014 and March 31, 2013	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 30, 2014 and March 31, 2013	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	3	Quantitative and Qualitative Disclosures about Market Risk	27
Item	4	Controls and Procedures	27

PART II		Other Information	28
Item	1	Legal Proceedings	28
Item	1A	Risk Factors	28
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item	6	Exhibits	29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 30, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$308,689	$482,745
Short-term marketable securities	419,715	364,880
Accounts receivable (net of allowances of $13,642 in 2014 and $14,252 in 2013)	175,696	202,303
Deferred income taxes	65,859	65,859
Prepaid expenses	24,803	20,250
Other current assets	38,173	36,230
Total current assets	1,032,935	1,172,267
Other assets
Long-term marketable securities	244,853	176,155
Investments in joint ventures	37,873	40,213
Property, plant and equipment (less accumulated depreciation and amortization of $884,542 in 2014 and $870,982 in 2013)	699,411	713,356
Goodwill	125,928	125,871
Deferred income taxes	175,272	179,989
Miscellaneous assets	191,565	164,701
Total assets	$2,507,837	$2,572,552
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 30, 2014	December 29, 2013
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$91,689	$90,982
Accrued payroll and other related liabilities	54,509	91,629
Unexpired subscriptions	60,525	58,007
Current portion of long-term debt and capital lease obligations	244,069	21
Accrued expenses and other	101,423	107,872
Total current liabilities	552,215	348,511
Other liabilities
Long-term debt and capital lease obligations	441,272	684,142
Pension benefits obligation	431,718	444,328
Postretirement benefits obligation	89,059	90,602
Other	145,011	158,435
Total other liabilities	1,107,060	1,377,507
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2014 – 151,619,928; 2013 – 151,289,625 (including treasury shares: 2014 – 2,180,442; 2013 – 2,180,471)	15,162	15,129
Class B – convertible – authorized and issued shares: 2014 – 816,835; 2013 – 818,061 (including treasury shares: 2014 – none; 2013 – none)	82	82
Additional paid-in capital	35,353	33,045
Retained earnings	1,279,201	1,283,518
Common stock held in treasury, at cost	(86,253)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	12,505	12,674
Funded status of benefit plans	(411,222)	(415,285)
Total accumulated other comprehensive loss, net of income taxes	(398,717)	(402,611)
Total New York Times Company stockholders’ equity	844,828	842,910
Noncontrolling interest	3,734	3,624
Total stockholders’ equity	848,562	846,534
Total liabilities and stockholders’ equity	$2,507,837	$2,572,552
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 30, 2014	March 31, 2013
	(13 weeks)
Revenues
Circulation	$209,723	$205,482
Advertising	158,727	153,538
Other	21,958	21,655
Total revenues	390,408	380,675
Operating costs
Production costs:
Raw materials	22,028	23,751
Wages and benefits	88,616	83,276
Other	48,339	49,707
Total production costs	158,983	156,734
Selling, general and administrative costs	186,724	176,872
Depreciation and amortization	20,092	18,938
Total operating costs	365,799	352,544
Early termination charge	2,550	—
Operating profit	22,059	28,131
Loss from joint ventures	(2,147)	(2,870)
Interest expense, net	13,301	14,071
Income from continuing operations before income taxes	6,611	11,190
Income tax expense	3,764	5,082
Income from continuing operations	2,847	6,108
Loss from discontinued operations, net of income taxes	(994)	(2,785)
Net income	1,853	3,323
Net (income)/loss attributable to the noncontrolling interest	(110)	249
Net income attributable to The New York Times Company common stockholders	$1,743	$3,572
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$2,737	$6,357
Loss from discontinued operations, net of income taxes	(994)	(2,785)
Net income	$1,743	$3,572
Average number of common shares outstanding:
Basic	150,612	148,710
Diluted	161,920	155,270
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.04
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Net income	$0.01	$0.02
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.04
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Net income	$0.01	$0.02
Dividends declared per share	$0.04	$—
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 30, 2014	March 31, 2013
	(13 weeks)
Net income	$1,853	$3,323
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(155)	(2,477)
Unrealized loss on available-for-sale security	—	(1,374)
Pension and postretirement benefits obligation	6,750	8,259
Other comprehensive income, before tax	6,595	4,408
Income tax expense	2,701	1,780
Other comprehensive income, net of tax	3,894	2,628
Comprehensive income	5,747	5,951
Comprehensive (income)/loss attributable to the noncontrolling interest	(110)	249
Comprehensive income attributable to The New York Times Company common stockholders	$5,637	$6,200
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 30, 2014	March 31, 2013
	(13 weeks)
Cash flows from operating activities
Net income	$1,853	$3,323
Adjustments to reconcile net income to net cash used in operating activities:
Loss on discontinued operations	1,559	—
Early termination charge	2,550	—
Depreciation and amortization	20,092	21,800
Stock-based compensation expense	3,806	2,658
Undistributed loss of equity method investments	2,147	2,940
Long-term retirement benefit obligations	(7,072)	(66,526)
Other–net	4,274	3,771
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	26,576	47,119
Other current assets	(6,257)	(1,404)
Accounts payable and other liabilities	(56,489)	(103,503)
Unexpired subscriptions	2,518	2,264
Net cash used in operating activities	(4,443)	(87,558)
Cash flows from investing activities
Purchases of marketable securities	(253,641)	(487,282)
Maturities of marketable securities	127,921	64,924
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(26,005)	—
Capital expenditures	(10,533)	(4,554)
Change in restricted cash	(1,100)	2,000
Other–net	(867)	(75)
Net cash used in investing activities	(164,225)	(424,987)
Cash flows from financing activities
Repayment of debt and capital lease obligations	(155)	(178)
Dividends paid	(6,047)	—
Issuances from stock option exercises	798	535
Net cash (used in)/provided by financing activities	(5,404)	357
Decrease in cash and cash equivalents	(174,072)	(512,188)
Effect of exchange rate changes on cash and cash equivalents	16	(288)
Cash and cash equivalents at the beginning of the year	482,745	820,490
Cash and cash equivalents at the end of the quarter	$308,689	$308,014
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 30, 2014 and December 29, 2013, and the results of operations and cash flows of the Company for the periods ended March 30, 2014 and March 31, 2013. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 29, 2013. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first-quarter period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements. Actual results could differ from these estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 30, 2014, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013, have not changed.

Marketable securities

We have investments in marketable debt securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. We have the intent and ability to hold our marketable debt securities until maturity; therefore they are accounted for as held-to-maturity and stated at amortized cost.

Concentration of Risk

Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and investments. Cash and cash equivalents are placed with major financial institutions. As of March 30, 2014, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.

Our investment portfolio consists of investment-grade securities diversified among security types, issuers and industries. Our cash and investments are primarily managed by third-party investment managers who are required to adhere to investment policies approved by our Board of Directors designed to mitigate risk.

Recently issued accounting pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, which prescribes that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. At the beginning of our 2014 fiscal year, we adopted ASU 2013-11 and it did not have a material impact on our financial statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 3. MARKETABLE SECURITIES

Our marketable debt securities consisted of the following:

(In thousands)	March 30, 2014	December 29, 2013
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$141,179	$143,510
Corporate debt securities	99,135	78,991
U.S. agency securities	39,025	31,518
Municipal securities	58,393	48,035
Certificates of deposit	59,499	31,949
Commercial paper	22,484	30,877
Total short-term marketable securities	$419,715	$364,880
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$143,207	$98,979
U.S. agency securities	96,123	73,697
Municipal securities	5,523	3,479
Total long-term marketable securities	$244,853	$176,155

As of March 30, 2014, our marketable debt securities had remaining maturities of about 1 month to 35 months. See Note 8 for additional information regarding the fair value of our marketable securities.

NOTE 4. GOODWILL

The following table displays the carrying amount of goodwill as of March 30, 2014 and December 29, 2013:

(In thousands)	Total Company
Balance as of December 29, 2013	$125,871
Foreign currency translation	57
Balance as of March 30, 2014	$125,928

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 5. INVESTMENTS

Equity Method Investments

As of March 30, 2014, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%

In the first quarter of 2013, we recorded a nominal charge for the impairment of our investment in quadrantONE LLC as a result of its February 2013 announcement of the wind down of its operations.

NOTE 6. DEBT OBLIGATIONS
As of March 30, 2014, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	March 30, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due 2015	5.0%	$244,065	$—
Short-term capital lease obligations		4	21
Total current portion of debt and capital lease obligations		244,069	21
Long-term debt and capital lease obligations
Senior notes due 2015	5.0%	—	244,057
Senior notes due 2016	6.625%	205,301	205,111
Option to repurchase ownership interest in headquarters building in 2019		229,250	228,259
Long-term capital lease obligations		6,721	6,715
Total long-term debt and capital lease obligations		441,272	684,142
Total debt and capital lease obligations		$685,341	$684,163
See Note 8 for information regarding the fair value of our long-term debt.
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013
Cash interest expense	$13,051	$13,251
Non-cash amortization of discount on debt	1,190	1,163
Interest income	(940)	(343)
Total interest expense, net	$13,301	$14,071

NOTE 7. OTHER

Severance Costs

We recognized severance costs of $3.1 million in the first quarter of 2014 and $4.9 million in the first quarter of 2013. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Operations. As of March 30, 2014, we had a severance liability of $8.8 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.

Early Termination Charge

In the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial liabilities measured at fair value on a recurring basis as of March 30, 2014 and December 29, 2013:

(In thousands)	March 30, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Deferred compensation	$42,896	$42,896	$—	$—

(In thousands)	December 29, 2013
	Total	Level 1	Level 2	Level 3
Liabilities
Deferred compensation	$51,660	$51,660	$—	$—
The deferred compensation liability, included in “Other liabilities – other” in our Condensed Consolidated Balance Sheets, consists of deferrals under our deferred executive compensation plan, which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets.
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our marketable debt securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of March 30, 2014 and December 29, 2013, the amortized cost approximated fair value. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $435 million as of March 30, 2014 and $677 million as of December 29, 2013. The fair value of our long-term debt was approximately $565 million as of March 30, 2014 and $819 million as of December 29, 2013. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

Single-Employer Plans

We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen; and participate in joint Company and Guild-sponsored plans covering employees of The New York Times Newspaper Guild, including The New York Times Newspaper Guild pension plan, which has been frozen, and a new defined benefit pension plan, subject to the approval of the Internal Revenue Service. The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	March 30, 2014			March 31, 2013
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,386	$1	$2,387	$2,323	$256	$2,579
Interest cost	21,112	2,875	23,987	19,284	2,643	21,927
Expected return on plan assets	(28,460)	—	(28,460)	(31,063)	—	(31,063)
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Amortization of actuarial loss	6,598	1,054	7,652	8,442	1,312	9,754
Net periodic pension cost/(income)	$1,150	$3,930	$5,080	$(1,500)	$4,211	$2,711

In the first quarter of 2014, we made pension contributions of approximately $4 million to certain qualified pension plans. Including the first quarter of contributions, we expect to make total contributions of approximately $16 million in 2014 to our qualified pension plans to satisfy minimum funding requirements.

Other Postretirement Benefits

The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013
Service cost	$147	$285
Interest cost	1,010	1,009
Amortization of prior service credit	(1,600)	(3,693)
Amortization of actuarial loss	1,184	1,022
Net periodic postretirement benefit cost/(income)	$741	$(1,377)

Recent Developments

Recently, the Society of Actuaries released proposed mortality tables, which update life expectancy assumptions. Final updates to the mortality tables are expected to be issued by the end of 2014. Based on this expected data, it is likely we would revise the mortality assumptions used in determining our pension and postretirement benefit obligations as of December 28, 2014. We expect the adoption of new mortality assumptions for purposes of funding our plans will likely trail the adoption for accounting purposes. New mortality assumptions, when fully implemented for accounting and plan funding, will likely result in an increase of approximately $150 million in pension and postretirement liabilities and approximately $10 million in annual pension and postretirement expense and may result in higher pension funding requirements in future periods depending upon the funded status of our pension plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 10. INCOME TAXES

The Company had income tax expense of $3.8 million (effective tax rate of 56.9%) in the first quarter of 2014 and income tax expense of $5.1 million (effective tax rate of 45.4%) in the first quarter of 2013. The foregoing tax rates were impacted by adjustments to the Company’s reserve for uncertain tax positions.

On March 31, 2014, New York State enacted legislation amending the state’s corporate tax laws. The legislation generally applies to tax years commencing on or after January 1, 2015. We are currently in the process of evaluating the impact of the new legislation; however, we do not expect that the legislation will have a material impact on our financial condition.

NOTE 11. DISCONTINUED OPERATIONS

New England Media Group

On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group - consisting of The Boston Globe, BostonGlobe.com, Boston.com, Worcester Telegram & Gazette (the “T&G”), Telegram.com and related properties - and our 49% equity interest in Metro Boston, for approximately $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a cessation of service for employees at the New England Media Group. In the first quarter of 2014, we recorded a working capital adjustment of $1.6 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.

The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013
Revenues	$—	$85,258
Total operating costs	—	89,725
Loss from joint ventures	—	(70)
Interest expense, net	—	3
Pre-tax loss	—	(4,540)
Income tax benefit	—	(1,755)
Loss from discontinued operations, net of income taxes	—	(2,785)
(Loss)/gain on sale, net of income taxes:
Loss on sale	(1,559)	—
Income tax benefit	(565)	—
Loss on sale, net of income taxes	(994)	—
Loss from discontinued operations, net of income taxes	$(994)	$(2,785)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 12. EARNINGS/(LOSS) PER SHARE

The two-class method is an earnings allocation method for computing earnings/(loss) per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e. distributed earnings), as well as participation rights of participating securities in any undistributed earnings.
Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 30, 2014	March 31, 2013
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$2,737	$6,357
Loss from discontinued operations, net of income taxes	(994)	(2,785)
Net income	$1,743	$3,572
Average number of common shares outstanding–Basic	150,612	148,710
Incremental shares for assumed exercise of securities	11,308	6,560
Average number of common shares outstanding–Diluted	161,920	155,270
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.04
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Net income–Basic	$0.01	$0.02
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.04
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)
Net income–Diluted	$0.01	$0.02
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
The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, was approximately 7 million in the first quarter of 2014 and 11 million in the first quarter of 2013.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 29, 2013	$842,910	$3,624	$846,534
Net income	1,743	110	1,853
Other comprehensive income, net of tax	3,894	—	3,894
Effect of issuance of shares	(1,132)	—	(1,132)
Dividends declared	(6,058)	—	(6,058)
Stock-based compensation	3,471	—	3,471
Balance as of March 30, 2014	$844,828	$3,734	$848,562

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 30, 2012:	$662,325	$3,311	$665,636
Net income/(loss)	3,572	(249)	3,323
Other comprehensive income, net of tax	2,628	—	2,628
Effect of issuance of shares	1,289	—	1,289
Stock-based compensation	3,547	—	3,547
Balance as of March 31, 2013	$673,361	$3,062	$676,423

The following table summarizes the changes in accumulated other comprehensive income/(loss) by component as of March 30, 2014:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2013	$12,674	$(415,285)	$(402,611)
Other comprehensive (loss)/income before reclassifications, before tax(1)	(155)	1,660	1,505
Amounts reclassified from accumulated other comprehensive loss, before tax	—	5,090	5,090
Income tax expense	14	2,687	2,701
Net current-period other comprehensive (loss)/income, net of tax	(169)	4,063	3,894
Balance as of March 30, 2014	$12,505	$(411,222)	$(398,717)

(1)	All amounts are shown net of noncontrolling interest.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes the reclassifications from accumulated other comprehensive income/(loss) for the period ended March 30, 2014:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented

Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,086)	Selling, general & administrative costs
Amortization of actuarial loss(1)	8,836	Selling, general & administrative costs
Total reclassification, before tax(2)	6,750
Income tax expense	2,701	Tax expense
Total reclassification, net of tax	$4,049

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended March 30, 2014.

NOTE 14. SEGMENT INFORMATION

We have one reportable segment that includes The New York Times, the International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the condensed consolidated financial statements.
On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group. The New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses, has been classified as a discontinued operation for all periods presented. See Note 11 for further information on the sale of the New England Media Group.
Our operating segment generated revenues principally from circulation and advertising. Other revenues primarily consisted of revenues from news services/syndication, digital archives, rental income and conferences/events.
NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $29.2 million of restricted cash as of March 30, 2014 and $28.1 million as of December 29, 2013, respectively, primarily subject to certain collateral requirements for obligations under our workers’ compensation programs. Restricted cash is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets.

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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that the Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended March 30, 2014.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believes that the Company has had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild and The New York Times Companies Pension Plan on account of our sale of the New England Media Group. Under Section 4062(e), the PBGC may be entitled to protection if, as a result of a cessation of operations at a facility, more than 20% of the active participants in a plan are separated from employment. The Company, which retained all pension assets and liabilities related to New England Media Group employees, maintains that an asset sale is not a triggering event for purposes of Section 4062(e). Additionally, with respect to The New York Times Companies Pension Plan, we believe that the 20% threshold was not met.
If a triggering event under Section 4062(e) with respect to either or both of these plans is determined to have occurred, we would be required to place funds into an escrow account or to post a surety bond, with the escrowed funds or the bond proceeds available to the applicable plan if it were to terminate in a distress or involuntary termination within five years of the date of the New England Media Group sale. We do not expect such a termination for either of these plans. If the applicable plan did not so terminate within the five-year period, any escrowed funds for that plan would be returned to the Company or the bond for that plan would be cancelled. The amount of any required escrow or bond would be based on a percentage of the applicable plan’s unfunded benefit liabilities, computed under Section 4062(e) on a “termination basis,” which would be higher than that computed under GAAP. In lieu of establishing an escrow account with the PBGC or posting a bond, we and the PBGC can negotiate an alternate resolution of the liability, which could include making cash contributions to these plans in excess of minimum requirements.
At this time, we cannot predict the ultimate outcome of this matter, but we do not expect that the resolution of this matter will have a material adverse effect on our earnings or financial condition.
NOTE 16. SUBSEQUENT EVENT

One-Time Lump-Sum Payment Offer
During the first quarter of 2014, we offered to certain former employees who participate in certain non-qualified pension plans the option to elect to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit. The election period for this voluntary offer closed on April 25, 2014. As a result, we expect to record a non-cash settlement charge of approximately $9 million in connection with the lump-sum payments to be made in the second quarter of 2014, which we estimate to be approximately $24 million. We expect these lump-sum payments will be paid out of Company cash in the second quarter of 2014.

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
Joint venture investments accounted for under the equity method are currently as follows:

▪	a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.; and

▪	a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Beginning in 2014, we are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs (as discussed below) and any special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP items, respectively, diluted earnings per share, operating profit and operating costs, see “Results of Operations — Non-GAAP Financial Measures.”
Financial Highlights
For the first quarter of 2014, diluted earnings per share from continuing operations was $.02 compared with $.04 for the prior-year period. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and a special item discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) for such periods was $0.07 and $0.08, respectively.
Operating profit in the first quarter of 2014 was $22.1 million compared with $28.1 million for the prior-year period. Operating profit before depreciation, amortization, severance, non-operating retirement costs and a special item (or “adjusted operating profit,” a non-GAAP measure) for such periods was $56.6 million and $57.1 million, respectively. The decline was mainly due to an increase in operating costs, driven principally by investments associated with the Company’s strategic growth initiatives.
During the first quarter of 2014, total revenues increased 2.6%, compared with the same prior-year period, driven by growth in circulation and advertising revenues.
Compared with the prior-year period, circulation revenues increased 2.1% in the first quarter of 2014, mainly as digital subscription initiatives and the 2014 print home-delivery price increase at The Times offset a decline in print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions increased 13.6% in the first quarter of 2014 compared with the prior-year period. Paid subscribers to digital-only subscription packages, e-readers and replica editions totaled approximately 799,000 as of the end of the first quarter of 2014, an increase of approximately 39,000 subscribers from the end of the fourth quarter of 2013 and an increase of more than 18% year-over-year from the end of the first quarter of 2013.
Compared with the prior-year period, total advertising revenues increased 3.4% in the first quarter of 2014, as print and digital advertising revenues increased 3.7% and 2.2%, respectively.
Operating costs in the first quarter of 2014 increased 3.8% to $365.8 million compared with $352.5 million in the prior-year period. The increase was primarily due to higher compensation and benefits expenses associated with the strategic growth initiatives and higher retirement-related costs, partially offset by cost savings in printing and distribution. Operating costs before depreciation, amortization, severance and non-operating retirement costs (or “adjusted operating costs,” a non-GAAP measure) increased 3.2% to $333.8 million in the first quarter of 2014 compared with $323.5 million in the prior-year period.
As of March 30, 2014, we had cash, cash equivalents and short- and long-term marketable securities of approximately $973 million and total debt and capital lease obligations of approximately $685 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $288 million. Our cash, cash equivalents and marketable securities decreased since the end of 2013, primarily due to the seasonal payment of approximately $44 million in variable compensation and the repayment of approximately $26 million of loans taken against the cash value of corporate-owned life insurance policies. We expect the repayment of these loans to reduce net interest expense by approximately $1.5 million annually. Additionally, during the first quarter of 2014, we contributed approximately $4 million to certain qualified pension plans and made income tax payments of approximately $2 million, offset by cash from our current operations.
On February 20, 2014, our board of directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on April 24, 2014, to all stockholders of record as of the close of business on April 9, 2014. This quarterly dividend has allowed us to return capital to our stockholders while also maintaining the financial flexibility necessary to continue to invest in our transformation and growth initiatives. Given current conditions and the expectation of continued volatility in advertising revenue, as well as the early stage of our growth strategy, we believe it is in the best interests of the Company to maintain a conservative balance sheet and a prudent view of our cash flow going forward. Our board of directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.
Recent Developments
Strategic Growth Initiatives
In April 2014, we introduced two new offerings to our digital subscription portfolio that give consumers a wider choice of products and services at a broader range of prices. We plan to continue to invest in our digital growth initiatives, largely in the areas of product development, subscriber acquisitions, product management, customer management and distribution. We anticipate that our costs in connection with our strategic growth initiatives will accelerate and increase by approximately $25 to $30 million in 2014 compared with 2013, totaling approximately $45 to $50 million for the full year 2014.
Non-Operating Retirement Costs
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have a significant impact on our reported financial results. We expect to continue to experience year-to-year volatility in our retirement-related costs, including pension, multiemployer pension and retiree medical costs. In 2014, we expect that our total retirement-related costs will increase to $37 million, or by approximately $19 million compared with 2013 (excluding a $6.2 million multiemployer pension plan withdrawal expense in 2013), due principally to a lower expected return on pension plan assets due to a shift in asset mix from equity to bonds, higher interest costs, the impact of the acceleration of prior service costs due to the sale of the New England Media Group on retiree medical costs, and higher expenses associated with our multiemployer pension plan withdrawal obligations. See “Liquidity and Capital Resources” for additional information regarding our pension obligations and benefit expense.
Our retirement plan obligations have not declined proportionately with the relative size of our business over the years, since we have largely retained all pension liabilities following the sales of the New England and Regional Media Groups. As a result, volatility from year to year resulting from changes in what we refer to as our “non-operating retirement costs” may obscure trends in the financial performance of our operating business. Beginning in 2014, we are presenting supplemental non-GAAP information to operating results, adjusted to exclude non-operating retirement costs.
Non-operating retirement costs include:

▪	interest cost, expected return on plan assets and amortization of actuarial gains and loss components of pension expense;

▪	interest cost and amortization of actuarial gains and loss components of retiree medical expense; and

▪	all expenses associated with multiemployer pension plan withdrawal obligations.
These non-operating retirement costs are primarily tied to financial market performance and changes in market interest rates and investment performance. Non-operating retirement costs do not include service costs and amortization of prior service costs for pension and retiree medical benefits, which we believe reflect the ongoing service-related costs of providing pension benefits to our employees. We consider non-operating retirement costs to be outside the performance of our ongoing core business operations and believe that presenting operating results excluding the impact of non-operating retirement costs, in addition to our GAAP operating results, will provide increased transparency and a better understanding of the underlying trends in our operating business performance. We believe this supplemental information will help clarify how the employee benefit costs of our principal plans affect our financial position and how they may affect future operating performance, allowing for a better long-term view of the business. See “Results of Operations — Non-GAAP Financial Measures.”
Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
We expect circulation revenues to increase in the low-single digits in the second quarter of 2014 compared with the second quarter of 2013, as we expect to benefit from our digital subscription initiatives, although revenue contributions from our new digital products in the initial launch period will be muted by introductory offers. In addition, we expect the 2014 home-delivery price increase at The Times will have an impact.
We expect advertising revenue trends to remain challenging and subject to significant month-to-month volatility. In the second quarter of 2014, we expect advertising revenues to decrease in the mid-single digits compared with the second quarter of 2013, in part due to more challenging year-over-year comparisons, particularly in print.
While we will continue to be diligent in reducing expenses and managing legacy costs going forward, we will also remain prepared to invest where appropriate, especially in light of our strategic growth initiatives. We expect operating costs and adjusted operating costs to each increase in the low- to mid-single digits in the second quarter of 2014 compared with the second quarter of 2013 as investments associated with our strategic growth initiatives accelerate.
Based on assumptions made at the beginning of 2014, we expect non-operating retirement costs to be approximately $9 million in each quarter of 2014.
Including the $4 million in contributions we made during the first quarter of 2014, we expect to make contributions of approximately $16 million in total to our qualified pension plans in 2014 to satisfy minimum funding requirements.
We expect the following on a pre-tax basis in 2014:

•	Results from joint ventures: breakeven,

•	Depreciation and amortization: $75 to $85 million,

•	Interest expense, net: $53 to $57 million, and

•	Capital expenditures: $35 to $45 million.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Revenues
Circulation	$209,723	$205,482	2.1
Advertising	158,727	153,538	3.4
Other	21,958	21,655	1.4
Total revenues	390,408	380,675	2.6
Operating costs
Production costs:
Raw materials	22,028	23,751	(7.3)
Wages and benefits	88,616	83,276	6.4
Other	48,339	49,707	(2.8)
Total production costs	158,983	156,734	1.4
Selling, general and administrative costs	186,724	176,872	5.6
Depreciation and amortization	20,092	18,938	6.1
Total operating costs	365,799	352,544	3.8
Early termination charge	2,550	—	N/A
Operating profit	22,059	28,131	(21.6)
Loss from joint ventures	(2,147)	(2,870)	(25.2)
Interest expense, net	13,301	14,071	(5.5)
Income from continuing operations before income taxes	6,611	11,190	(40.9)
Income tax expense	3,764	5,082	(25.9)
Income from continuing operations	2,847	6,108	(53.4)
Loss from discontinued operations, net of income taxes	(994)	(2,785)	(64.3)
Net income	1,853	3,323	(44.2)
Net (income)/loss attributable to the noncontrolling interest	(110)	249	*
Net income attributable to The New York Times Company common stockholders	$1,743	$3,572	(51.2)
* Represents an increase or decrease in excess of 100%.

Revenues

Circulation Revenues

Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including digital-only subscription packages, e-readers and replica editions.

Circulation revenues increased in the first quarter of 2014 compared with the same prior-year period mainly due to digital subscription initiatives and the 2014 increase in home-delivery prices at The Times, offset by a decline in print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $40.3 million in the first quarter of 2014 compared with $35.5 million in the first quarter of 2013, an increase of 13.6%.

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is sensitive to economic conditions and affected by the continuing transformation of our industry.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
National	$125,620	$119,953	4.7
Retail	19,082	18,650	2.3
Classified	14,025	14,935	(6.1)
Total advertising	$158,727	$153,538	3.4
Below is a percentage breakdown of advertising revenues in the first quarters of 2014 and 2013 (print and digital):

First Quarter	National	Retail	Classified	Total
2014	79%	12%	9%	100%
2013	78%	12%	10%	100%
Total advertising revenues increased 3.4% in the first quarter of 2014 compared with the same prior-year period due to higher print and digital advertising revenues. Print advertising revenues, which represented approximately 76% of total advertising revenues, increased 3.7% in the first quarter of 2014, mainly due to increases in spending in the national and retail advertising categories, offset by lower spending in the classified advertising category, compared with the same prior-year period. Digital advertising revenues increased 2.2% in the first quarter of 2014, primarily due to increases in the national display advertising category, offset by declines in the classified advertising category, compared with the same prior-year period.
In the first quarter of 2014, total national advertising revenues increased mainly driven by growth in the telecommunications, entertainment and financial services categories, partly offset by declines in the automotive category. The uncertain economic environment, coupled with secular changes in our industry, contributed to declines in total classified advertising revenues, primarily in the real estate, help-wanted and automotive categories in the first quarter of 2014.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income and conferences/events. Other revenues increased slightly in the first quarter of 2014 compared with the same period in 2013.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Production costs:
Raw materials	$22,028	$23,751	(7.3)
Wages and benefits	88,616	83,276	6.4
Other	48,339	49,707	(2.8)
Total production costs	158,983	156,734	1.4
Selling, general and administrative costs	186,724	176,872	5.6
Depreciation and amortization	20,092	18,938	6.1
Total operating costs	$365,799	$352,544	3.8

Production Costs

Production costs increased in the first quarter of 2014 compared with the same period in 2013 mainly due to higher salaries and wages (approximately $3 million) and benefits expense (approximately $2 million), offset in part by lower raw materials expense (approximately $2 million). Newsprint expense declined 9.9% in the first quarter of 2014 compared with the same period in 2013, with 5.4% from lower consumption and 4.6% from lower pricing.

Selling, General and Administrative Costs
Selling, general and administrative costs increased in the first quarter of 2014 compared with the same period in 2013 primarily due to higher benefits (approximately $5 million), other compensation expense (approximately $2 million) and stock-based compensation expense (approximately $2 million), offset by lower distribution costs ($2 million). Benefits expense was higher mainly due to hiring related to strategic growth initiatives and retirement costs.

Other Item

Early Termination Charge

In the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement, which we expect will result in distribution cost savings for the Company in future periods.

Non-Operating Items

Joint Ventures

Loss from joint ventures was $2.1 million in the first quarter of 2014 compared with a loss of $2.9 million in the first quarter of 2013.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013
Cash interest expense	$13,051	$13,251
Non-cash amortization of discount on debt	1,190	1,163
Interest income	(940)	(343)
Total interest expense, net	$13,301	$14,071

“Interest expense, net” decreased in the first quarter of 2014 compared with the same prior-year period mainly due to a lower level of debt outstanding as a result of repurchases made in 2013 and higher interest income.

Income Taxes
We had income tax expense of $3.8 million (effective tax rate of 56.9%) in the first quarter of 2014 and income tax expense of $5.1 million (effective tax rate of 45.4%) in the first quarter of 2013. The foregoing tax rates were impacted by adjustments to the Company’s reserve for uncertain tax positions.

On March 31, 2014, New York State enacted legislation amending the state’s corporate tax laws. The legislation generally applies to tax years commencing on or after January 1, 2015. We are currently in the process of evaluating the impact of the new legislation; however, we do not expect that the legislation will have a material impact on our financial condition.

Discontinued Operations
New England Media Group

On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group - consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties - and our 49% equity interest in Metro Boston, for approximately $70 million in cash subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a cessation of service for employees at the New England Media Group. In the first quarter of 2014, we recorded a working capital adjustment of $1.6 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.

The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013
Revenues	$—	$85,258
Total operating costs	—	89,725
Loss from joint ventures	—	(70)
Interest expense, net	—	3
Pre-tax loss	—	(4,540)
Income tax benefit	—	(1,755)
Loss from discontinued operations, net of income taxes	—	(2,785)
(Loss)/gain on sale, net of income taxes:
Loss on sale	(1,559)	—
Income tax benefit	(565)	—
Loss on sale, net of income taxes	(994)	—
Loss from discontinued operations, net of income taxes	$(994)	$(2,785)

Non-GAAP Financial Measures
We have included in this report certain supplemental financial information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Specifically, we have referred to the following non-GAAP financial measures in this report:

•
diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and the impact of a special item (or adjusted diluted earnings per share from continuing operations);

•	operating profit before depreciation, amortization, severance, non-operating retirement costs and a special item (or adjusted operating profit); and

•	operating costs before depreciation, amortization, severance and non-operating retirement costs (or adjusted operating costs).
The special item in the first quarter of 2014 consisted of a $2.6 million charge for the early termination of a distribution agreement.
We have included these non-GAAP financial measures because management reviews them on a regular basis and uses them to evaluate and manage the performance of our operations. We believe that, for the reasons outlined below, these non-GAAP financial measures provide useful information to investors as a supplement to reported diluted earnings/(loss) per share from continuing operations, operating profit/(loss) and operating costs. However, these measures should be evaluated only in conjunction with the comparable GAAP financial measures and should not be viewed as alternative or superior measures of GAAP results.
Adjusted diluted earnings per share provides useful information in evaluating our period-to-period performance because it eliminates items that we do not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit is useful in evaluating the ongoing performance of our businesses as it excludes the significant non-cash impact of depreciation and amortization as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and non-operating retirement costs. Total operating costs excluding these items provide investors with helpful supplemental information on our underlying operating costs that is used by management in its financial and operational decision-making.
Non-operating retirement costs include:

•	interest cost, expected return on plan assets and amortization of actuarial gains and loss components of pension expense;

•	interest cost and amortization of actuarial gains and loss components of retiree medical expense; and

•	all expenses associated with multiemployer pension plan withdrawal obligations.
These non-operating retirement costs are primarily tied to financial market performance and changes in market interest rates and investment performance. Non-operating retirement costs do not include service costs and amortization of prior service costs for pension and retiree medical benefits, which we believe reflect the ongoing service-related costs of providing pension and retiree medical benefits to our employees. We consider non-operating retirement costs to be outside the performance of our ongoing core business operations and believe that presenting operating results excluding non-operating retirement costs, in addition to our GAAP operating results, will provide increased transparency and a better understanding of the underlying trends in our operating business performance.
Reconciliations of non-GAAP financial measures from, respectively, diluted earnings per share from continuing operations, operating profit and operating costs, the most directly comparable GAAP items, are set out in the tables below.

Reconciliation of diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and a special item (or adjusted diluted earnings per share from continuing operations)

	For the Quarters Ended
	March 30, 2014	March 31, 2013	% Change
Diluted earnings per share from continuing operations	$0.02	$0.04	-50.0%
Add:
Severance	0.01	0.02
Non-operating retirement costs	0.03	0.02
Special item:
Early termination charge	0.01	—
Adjusted diluted earnings per share from continuing operations	$0.07	$0.08	-12.5%

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and a special item (or adjusted operating profit)
	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Operating profit	$22,059	$28,131	-21.6%
Add:
Depreciation & amortization	20,092	18,938
Severance	3,054	4,868
Non-operating retirement costs	8,877	5,204
Special item:
Early termination charge	2,550	—
Adjusted operating profit	$56,632	$57,141	-0.9%

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Operating costs	$365,799	$352,544	3.8%
Less:
Depreciation & amortization	20,092	18,938
Severance	3,054	4,868
Non-operating retirement costs	8,877	5,204
Adjusted operating costs	$333,776	$323,534	3.2%

Components of non-operating retirement costs
	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013	% Change
Pension:
Interest cost	$23,987	$21,927
Expected return on plan assets	(28,460)	(31,063)
Amortization of actuarial loss	7,652	9,754
Non-operating pension costs	3,179	618	*
Other postretirement benefits:
Interest cost	1,010	1,009
Amortization of actuarial loss	1,184	1,022
Non-operating other postretirement costs	2,194	2,031	8.0%
Expenses associated with multiemployer pension plan withdrawal obligations	3,504	2,555
Total non-operating retirement costs(1)	$8,877	$5,204	70.6%
* Represents an increase or decrease in excess of 100%

(1)	In 2013, total non-operating retirement costs on a quarterly basis were as follows: $2.8 million in the second quarter, $5.1 million in the third quarter and $7.4 million in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 30, 2014, we had cash, cash equivalents and short- and long-term marketable securities of approximately $973 million and total debt and capital lease obligations of approximately $685 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $288 million. Our cash, cash equivalents and marketable securities decreased since the end of 2013, primarily due to the seasonal payment of approximately $44 million in variable compensation and the repayment of approximately $26 million of loans taken against the cash value of corporate-owned life insurance policies. Additionally, during the first quarter of 2014, we contributed approximately $4 million to certain qualified pension plans and made income tax payments of approximately $2 million.

On February 20, 2014, our board of directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on April 24, 2014, to all stockholders of record as of the close of business on April 9, 2014. Our board of directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.

In the first quarter of 2014, we made pension contributions of approximately $4 million to certain qualified pension plans. Including the first quarter contributions, we expect to make total contributions of approximately $16 million in 2014 to our qualified pension plans to satisfy minimum funding requirements.

Recently, the Society of Actuaries released proposed mortality tables, which update life expectancy assumptions. Final updates to the mortality tables are expected to be issued by the end of 2014. Based on this expected data, it is likely we would revise the mortality assumptions used in determining our pension and postretirement benefit obligations as of December 28, 2014. We expect the adoption of new mortality assumptions for purposes of funding our plans will likely trail the adoption for accounting purposes. New mortality assumptions, when fully implemented for accounting and plan funding, will likely result in an increase of approximately $150 million in pension and postretirement liabilities and approximately $10 million in annual pension and postretirement expense and may result in higher pension funding requirements in future periods depending upon the funded status of our pension plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

As part of the Company’s ongoing strategy to reduce the size of our legacy pension obligations, during the first quarter of 2014, we offered to certain former employees who participate in certain non-qualified pension plans the option to elect to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit. The election period for this voluntary offer closed on April 25, 2014. As a result, we expect to record a non-cash settlement charge of approximately $9 million in connection with the lump-sum payments to be made in the second quarter of 2014, which we estimate to be approximately $24 million. We expect these lump-sum payments will be paid out of Company cash in the second quarter of 2014.

Capital Resources

Sources and Uses of Cash

Cash flows (used in)/provided by category were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2014	March 31, 2013
Operating Activities	$(4,443)	$(87,558)
Investing Activities	$(164,225)	$(424,987)
Financing Activities	$(5,404)	$357

Operating Activities

Operating cash inflows include cash receipts from circulation and advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash used in operating activities decreased in the first quarter of 2014 compared with the same prior-year period primarily due to lower income tax payments and pension contributions. We made federal estimated tax payments of approximately $2 million in the first quarter of 2014 compared with approximately $49 million in the first quarter of 2013, with the amount in 2013 mainly driven by the 2012 sales of our ownership interests in Indeed.com and Fenway Sports Group. We made contributions to certain qualified pension plans of approximately $4 million in the first quarter of 2014 compared with approximately $61 million in the first quarter of 2013.

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

In the first quarters of 2014 and 2013, net cash used in investing activities was primarily due to net purchases of marketable securities, capital expenditures and changes in restricted cash. Additionally during the first quarter of 2014, net cash used in investing activities included the repayment of approximately $26 million of loans taken against the cash value of corporate-owned life insurance policies.

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

In the first quarter of 2014, net cash used in financing activities was primarily due to dividend payments.

Restricted Cash

We were required to maintain $29.2 million of restricted cash as of March 30, 2014, primarily subject to certain collateral requirements for obligations under our workers’ compensation programs.

Third-Party Financing

As of March 30, 2014, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	March 30, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due 2015	5.0%	$244,065	$—
Short-term capital lease obligations		4	21
Total current portion of debt and capital lease obligations		244,069	21
Long-term debt and capital lease obligations
Senior notes due 2015	5.0%	—	244,057
Senior notes due 2016	6.625%	205,301	205,111
Option to repurchase ownership interest in headquarters building in 2019		229,250	228,259
Long-term capital lease obligations		6,721	6,715
Total long-term debt and capital lease obligations		441,272	684,142
Total debt and capital lease obligations		$685,341	$684,163

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $565 million as of March 30, 2014, and $819 million as of December 29, 2013.

We were in compliance with our covenants under our third-party financing arrangements as of March 30, 2014.
Ratings
In April 2014, Standard & Poor’s upgraded its rating on the Company’s senior notes to BB from BB- and revised favorably the recovery prospects for the senior notes, changing its recovery rating on these senior notes to 1 from 2, based on its anticipation of a lower balance of priority debt outstanding.
CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013. As of March 30, 2014, our critical accounting policies have not changed from December 29, 2013.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013. As of March 30, 2014, our contractual obligations and off-balance sheet arrangements have not changed materially from December 29, 2013.

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

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 29, 2013, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 29, 2013, details our disclosures about market risk. As of March 30, 2014, there were no material changes in our market risks from December 29, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 30, 2014. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that the Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended March 30, 2014.
Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believes that the Company has had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild and The New York Times Companies Pension Plan on account of our sale of the New England Media Group. Under Section 4062(e), the PBGC may be entitled to protection if, as a result of a cessation of operations at a facility, more than 20% of the active participants in a plan are separated from employment. The Company, which retained all pension assets and liabilities related to New England Media Group employees, maintains that an asset sale is not a triggering event for purposes of Section 4062(e). Additionally, with respect to The New York Times Companies Pension Plan, we believe that the 20% threshold was not met.
If a triggering event under Section 4062(e) with respect to either or both of these plans is determined to have occurred, we would be required to place funds into an escrow account or to post a surety bond, with the escrowed funds or the bond proceeds available to the applicable plan if it were to terminate in a distress or involuntary termination within five years of the date of the New England Media Group sale. We do not expect such a termination for either of these plans. If the applicable plan did not so terminate within the five-year period, any escrowed funds for that plan would be returned to the Company or the bond for that plan would be cancelled. The amount of any required escrow or bond would be based on a percentage of the applicable plan’s unfunded benefit liabilities, computed under Section 4062(e) on a “termination basis,” which would be higher than that computed under GAAP. In lieu of establishing an escrow account with the PBGC or posting a bond, we and the PBGC can negotiate an alternate resolution of the liability, which could include making cash contributions to these plans in excess of minimum requirements.
At this time, we cannot predict the ultimate outcome of this matter, but we do not expect that the resolution of this matter will have a material adverse effect on our earnings or financial condition.
Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On January 13, 2014 and March 21, 2014, we issued 1,220 and 6 shares, respectively, of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
December 30, 2013 - February 2, 2014	—	—	—	$91,386,000
February 3, 2014 - March 2, 2014	—	—	—	$91,386,000
March 3, 2014 - March 30, 2014	—	—	—	$91,386,000
Total for the first quarter of 2014	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the first quarter of 2014, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of May 2, 2014, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 6, 2014	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 30, 2014

Exhibit No.

10.1	The Company’s Supplemental Executive Retirement Plan, as amended and restated effective March 1, 2014.

10.2
The Company’s 2010 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (filed as an Exhibit to the Company’s Form 8-K dated April 30, 2014, and incorporated by reference herein).

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