Form 10-Q
period 2014-06-29
NEW YORK TIMES CO
filed 2014-08-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of August 1, 2014 (exclusive of treasury shares):

Class A Common Stock	149,484,919	shares
Class B Common Stock	816,835	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 29, 2014 (unaudited) and December 29, 2013	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and six months ended June 29, 2014 and June 30, 2013	3
		Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the quarter and six months ended June 29, 2014 and June 30, 2013	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 29, 2014 and June 30, 2013	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	3	Quantitative and Qualitative Disclosures about Market Risk	30
Item	4	Controls and Procedures	30

PART II		Other Information	31
Item	1	Legal Proceedings	31
Item	1A	Risk Factors	31
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item	6	Exhibits	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 29, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$374,626	$482,745
Short-term marketable securities	383,227	364,880
Accounts receivable (net of allowances of $12,741 in 2014 and $14,252 in 2013)	159,694	202,303
Deferred income taxes	65,859	65,859
Prepaid expenses	25,284	20,250
Other current assets	35,598	36,230
Total current assets	1,044,288	1,172,267
Other assets
Long-term marketable securities	213,766	176,155
Investments in joint ventures	38,146	40,213
Property, plant and equipment (less accumulated depreciation and amortization of $901,189 in 2014 and $870,982 in 2013)	687,724	713,356
Goodwill	125,283	125,871
Deferred income taxes	163,067	179,989
Miscellaneous assets	192,218	164,701
Total assets	$2,464,492	$2,572,552
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 29, 2014	December 29, 2013
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$83,818	$90,982
Accrued payroll and other related liabilities	67,034	91,629
Unexpired subscriptions	58,998	58,007
Current portion of long-term debt and capital lease obligations	244,074	21
Accrued expenses and other	97,698	107,872
Total current liabilities	551,622	348,511
Other liabilities
Long-term debt and capital lease obligations	442,396	684,142
Pension benefits obligation	406,319	444,328
Postretirement benefits obligation	87,711	90,602
Other	118,908	158,435
Total other liabilities	1,055,334	1,377,507
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2014 – 151,662,423; 2013 – 151,289,625 (including treasury shares: 2014 – 2,180,442; 2013 – 2,180,471)	15,166	15,129
Class B – convertible – authorized and issued shares: 2014 – 816,835; 2013 – 818,061 (including treasury shares: 2014 – none; 2013 – none)	82	82
Additional paid-in capital	37,348	33,045
Retained earnings	1,282,327	1,283,518
Common stock held in treasury, at cost	(86,253)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	12,343	12,674
Funded status of benefit plans	(407,083)	(415,285)
Total accumulated other comprehensive loss, net of income taxes	(394,740)	(402,611)
Total New York Times Company stockholders’ equity	853,930	842,910
Noncontrolling interest	3,606	3,624
Total stockholders’ equity	857,536	846,534
Total liabilities and stockholders’ equity	$2,464,492	$2,572,552
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(13 weeks)		(26 weeks)
Revenues
Circulation	$209,815	$206,965	$419,538	$412,447
Advertising	156,348	163,039	315,075	316,577
Other	22,556	20,953	44,514	42,608
Total revenues	388,719	390,957	779,127	771,632
Operating costs
Production costs:
Raw materials	21,610	22,098	43,638	45,849
Wages and benefits	88,025	81,536	176,641	164,812
Other	48,309	49,435	96,648	99,142
Total production costs	157,944	153,069	316,927	309,803
Selling, general and administrative costs	185,584	172,914	372,308	349,786
Depreciation and amortization	19,169	18,750	39,261	37,688
Total operating costs	362,697	344,733	728,496	697,277
Early termination charge	—	—	2,550	—
Pension settlement charge	9,525	—	9,525	—
Operating profit	16,497	46,224	38,556	74,355
Income/(loss) from joint ventures	25	(405)	(2,122)	(3,275)
Interest expense, net	13,205	14,644	26,506	28,715
Income from continuing operations before income taxes	3,317	31,175	9,928	42,365
Income tax (benefit)/expense	(5,743)	13,813	(1,979)	18,895
Income from continuing operations	9,060	17,362	11,907	23,470
Income/(loss) from discontinued operations, net of income taxes	—	2,775	(994)	(10)
Net income	9,060	20,137	10,913	23,460
Net loss/(income) attributable to the noncontrolling interest	128	(6)	18	243
Net income attributable to The New York Times Company common stockholders	$9,188	$20,131	$10,931	$23,703
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$9,188	$17,356	$11,925	$23,713
Income/(loss) from discontinued operations, net of income taxes	—	2,775	(994)	(10)
Net income	$9,188	$20,131	$10,931	$23,703
Average number of common shares outstanding:
Basic	150,796	148,797	150,683	148,754
Diluted	161,868	156,511	161,962	156,101
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.06	$0.12	$0.08	$0.16
Income/(loss) from discontinued operations, net of income taxes	—	0.02	(0.01)	—
Net income	$0.06	$0.14	$0.07	$0.16
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.06	$0.11	$0.07	$0.15
Income/(loss) from discontinued operations, net of income taxes	—	0.02	(0.01)	—
Net income	$0.06	$0.13	$0.06	$0.15
Dividends declared per share	$0.04	$—	$0.08	$—
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(13 weeks)		(26 weeks)
Net income	$9,060	$20,137	$10,913	$23,460
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(427)	713	(582)	(1,764)
Unrealized loss on available-for-sale security	—	1,260	—	(114)
Pension and postretirement benefits obligation	6,844	6,598	13,594	14,857
Other comprehensive income, before tax	6,417	8,571	13,012	12,979
Income tax expense	2,440	3,672	5,141	5,452
Other comprehensive income, net of tax	3,977	4,899	7,871	7,527
Comprehensive income	13,037	25,036	18,784	30,987
Comprehensive loss/(income) attributable to the noncontrolling interest	128	(6)	18	243
Comprehensive income attributable to The New York Times Company common stockholders	$13,165	$25,030	$18,802	$31,230
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 29, 2014	June 30, 2013
	(26 weeks)
Cash flows from operating activities
Net income	$10,913	$23,460
Adjustments to reconcile net income to net cash used in operating activities:
Loss on discontinued operations	1,559	—
Gain on insurance settlement	(1,421)	—
Pension settlement charge	9,525	—
Early termination charge	2,550	—
Depreciation and amortization	39,261	43,408
Stock-based compensation expense	5,015	5,201
Undistributed loss of joint ventures	2,122	3,399
Long-term retirement benefit obligations	(36,173)	(82,503)
Uncertain tax positions	11,273	(520)
Other–net	4,655	9,581
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	42,799	46,063
Other current assets	(4,773)	3,128
Accounts payable and other liabilities	(80,198)	(78,209)
Unexpired subscriptions	991	430
Net cash provided by/(used) in operating activities	8,098	(26,562)
Cash flows from investing activities
Purchases of marketable securities	(328,491)	(584,600)
Maturities of marketable securities	268,441	160,262
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(26,005)	—
Capital expenditures	(18,283)	(6,983)
Proceeds from insurance settlement	1,200	—
Change in restricted cash	(1,100)	2,000
Other-net	(631)	(541)
Net cash used in investing activities	(104,869)	(429,862)
Cash flows from financing activities
Repayment of debt and capital lease obligations	(297)	(5,925)
Dividends paid	(12,106)	—
Stock option exercises	1,120	611
Net cash used in financing activities	(11,283)	(5,314)
Decrease in cash and cash equivalents	(108,054)	(461,738)
Effect of exchange rate changes on cash and cash equivalents	(65)	(150)
Cash and cash equivalents at the beginning of the year	482,745	820,489
Cash and cash equivalents at the end of the quarter	$374,626	$358,601
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 29, 2014 and December 29, 2013, and the results of operations and cash flows of the Company for the periods ended June 29, 2014 and June 30, 2013. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 29, 2013. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the full six-month periods.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements. Actual results could differ from these estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 29, 2014, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013, have not changed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and International Financial Reporting Standards ("IFRS"). There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections”. Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. The new guidance becomes effective for the Company for fiscal years beginning January 2, 2017. Early application is prohibited.

We are currently in the process of evaluating the impact of the new revenue guidance; however, we do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Amendment of Discontinued Operations,” which amends the definition of a discontinued operation in ASC 205-20, “Presentation of Financial Statements-Discontinued Operations,” and requires entities to provide expanded disclosures on all disposal transactions. The new guidance is effective for the Company for fiscal years beginning on or after December 29, 2014. Early adoption is permitted.

Additionally, recent accounting pronouncements not specifically identified in our disclosures are not expected to have a material effect on our financial condition and results of operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 3. MARKETABLE SECURITIES

Our marketable debt securities consisted of the following:

(In thousands)	June 29, 2014	December 29, 2013
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$110,964	$143,510
Corporate debt securities	123,070	78,991
U.S. agency securities	46,036	31,518
Municipal securities	43,587	48,035
Certificates of deposit	52,076	31,949
Commercial paper	7,494	30,877
Total short-term marketable securities	$383,227	$364,880
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$125,205	$98,979
U.S. agency securities	83,095	73,697
Municipal securities	5,466	3,479
Total long-term marketable securities	$213,766	$176,155

As of June 29, 2014, our short-term and long-term marketable debt securities had remaining maturities of about 1 month to 12 months and 12 months to 36 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

NOTE 4. GOODWILL

The following table displays the carrying amount of goodwill as of June 29, 2014 and December 29, 2013:

(In thousands)	Total Company
Balance as of December 29, 2013	$125,871
Foreign currency translation	(588)
Balance as of June 29, 2014	$125,283

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS

Equity Method Investments

As of June 29, 2014, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

We have investments in Donohue Malbaie, Inc., a Canadian newsprint company, and Madison Paper Industries, a partnership operating a supercalendered paper mill in Maine (together, the “Paper Mills”).
We received no distributions from the Paper Mills as of June 29, 2014 and June 30, 2013, respectively.
We purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $10 million as of June 29, 2014 and June 30, 2013, respectively.
NOTE 6. DEBT OBLIGATIONS
As of June 29, 2014, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 29, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due 2015	5.0%	$244,074	$—
Short-term capital lease obligations		—	21
Total current portion of debt and capital lease obligations		244,074	21
Long-term debt and capital lease obligations
Senior notes due 2015	5.0%	—	244,057
Senior notes due 2016	6.625%	205,495	205,111
Option to repurchase ownership interest in headquarters building in 2019		230,175	228,259
Long-term capital lease obligations		6,726	6,715
Total long-term debt and capital lease obligations		442,396	684,142
Total debt and capital lease obligations		$686,470	$684,163
See Note 8 for information regarding the fair value of our long-term debt.
During the second quarter of 2013, we repurchased approximately $5 million principal amount of our 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”) and recorded a $0.6 million pre-tax charge in connection with the repurchase.
See Note 16 for further information on debt repurchases.
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cash interest expense	$13,071	$13,889	$26,122	$27,140
Non-cash amortization of discount on debt	1,128	1,103	2,318	2,267
Interest income	(994)	(348)	(1,934)	(692)
Total interest expense, net	$13,205	$14,644	$26,506	$28,715

NOTE 7. OTHER

Severance Costs

We recognized severance costs of $2.2 million in the second quarter of 2014 and $5.3 million in the first six months of 2014 compared to $2.9 million in the second quarter of 2013 and $7.8 million in the first six months of 2013. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of June 29, 2014, we had a severance liability of $8.5 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Early Termination Charge

In the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.

Pension Settlement Charge

In the second quarter of 2014, we recorded a $9.5 million pension settlement charge in connection with a one-time lump sum payment offer to certain former employees. See Note 9 for additional information regarding the pension settlement charge.

Reserve for Uncertain Tax Positions

In the second quarter of 2014, we recorded a $9.5 million income tax benefit primarily due to a reduction in the Company’s reserve for uncertain tax positions.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial liabilities measured at fair value on a recurring basis as of June 29, 2014 and December 29, 2013:

(In thousands)	June 29, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Deferred compensation	$44,241	$44,241	$—	$—

(In thousands)	December 29, 2013
	Total	Level 1	Level 2	Level 3
Liabilities
Deferred compensation	$51,660	$51,660	$—	$—
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
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our marketable debt securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

3). As of June 29, 2014 and December 29, 2013, the amortized cost approximated fair value. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $436 million as of June 29, 2014 and $677 million as of December 29, 2013. The fair value of our long-term debt was approximately $563 million as of June 29, 2014 and $819 million as of December 29, 2013. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

Single-Employer Plans

We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in joint Company and Guild-sponsored plans covering employees of The New York Times Newspaper Guild, including The New York Times Newspaper Guild pension plan, which was frozen and replaced with a new defined benefit pension plan, The Guild-Times Adjustable Pension Plan. On June 18, 2014, the Board of Trustees of The Guild-Times Adjustable Pension Fund received a favorable determination letter from the Internal Revenue Service (“IRS”) approving the new plan.

The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	June 29, 2014			June 30, 2013
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,385	$—	$2,385	$2,323	$256	$2,579
Interest cost	21,112	2,711	23,823	19,284	2,643	21,927
Expected return on plan assets	(28,460)	—	(28,460)	(31,063)	—	(31,063)
Amortization of prior service credit	(484)	—	(484)	(486)	—	(486)
Amortization of actuarial loss	6,711	1,033	7,744	8,442	1,312	9,754
Effect of pension settlement	—	9,525	9,525	—	—	—
Net periodic pension cost/(income)	$1,264	$13,269	$14,533	$(1,500)	$4,211	$2,711

	For the Six Months Ended
	June 29, 2014			June 30, 2013
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,772	$—	$4,772	$4,645	$512	$5,157
Interest cost	42,224	5,586	47,810	38,568	5,286	43,854
Expected return on plan assets	(56,920)	—	(56,920)	(62,125)	—	(62,125)
Amortization of prior service credit	(970)	—	(970)	(972)	—	(972)
Amortization of actuarial loss	13,309	2,087	15,396	16,884	2,623	19,507
Effect of pension settlement	—	9,525	9,525	—	—	—
Net periodic pension cost/(income)	$2,415	$17,198	$19,613	$(3,000)	$8,421	$5,421

In the first six months of 2014, we made pension contributions of approximately $9 million to certain qualified pension plans. Including the first six months of contributions, we expect to make total contributions of approximately $16 million in 2014 to our qualified pension plans to satisfy minimum funding requirements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

One-Time Lump-Sum Payment Offer
During the first quarter of 2014, we offered to certain former employees who participate in certain non-qualified pension plans the option to elect to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit. The election period for this voluntary offer closed on April 25, 2014. As a result, we recorded a pension settlement charge of $9.5 million during the second quarter in connection with the one-time lump-sum payment to certain former employees of approximately $24 million to reduce pension obligations by approximately $32 million.

Other Postretirement Benefits

The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$147	$285	$294	$570
Interest cost	1,010	1,009	2,020	2,018
Amortization of prior service credit	(1,600)	(3,693)	(3,200)	(7,385)
Amortization of actuarial loss	1,184	1,022	2,368	2,044
Net periodic postretirement benefit cost/(income)	$741	$(1,377)	$1,482	$(2,753)

Recent Developments

Recently, the Society of Actuaries (“SOA”) released proposed mortality tables, which increased life expectancy assumptions. Final updates to the mortality tables are expected to be issued by the end of 2014. However, the SOA has stated that if at any point it becomes apparent that this cannot be accomplished within the targeted timeframe, they will communicate the adjusted timeline. Based on this expected data, it is likely we would revise the mortality assumptions used in determining our pension and postretirement benefit obligations. We expect the adoption of new mortality assumptions for purposes of funding our plans will trail the adoption for accounting purposes. Our preliminary analysis of the impact of the revised mortality tables, when fully implemented for accounting and plan funding purposes, estimates an increase of approximately $150 million in pension and postretirement liabilities and approximately $10 million in annual pension and postretirement expense and may result in higher pension funding requirements in future periods depending upon the funded status of our pension plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

NOTE 10. INCOME TAXES

The Company had an income tax benefit of $5.7 million and $2.0 million in the second quarter and first six months of 2014, respectively. The Company had income tax expense of $13.8 million (effective tax rate of 44.3%) and $18.9 million (effective tax rate of 44.6%) in the second quarter and first six months of 2013, respectively. The income tax benefit in the second quarter of 2014 was primarily due to a reduction in the Company’s reserve for uncertain tax positions.

It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of approximately $15 million that would, if recognized, impact the effective tax rate.

On March 31, 2014, New York State enacted legislation amending the state’s corporate tax laws. The legislation generally applies to tax years commencing on or after January 1, 2015. The new legislation was adopted in the second quarter of 2014 and it did not have a material impact on the Company’s provision for income taxes.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 11. DISCONTINUED OPERATIONS

New England Media Group

In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group - consisting of The Boston Globe, BostonGlobe.com, Boston.com, Worcester Telegram & Gazette (the “T&G”), Telegram.com and related properties - and our 49% equity interest in Metro Boston, for approximately $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain on postretirement benefit obligations. This curtailment gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a cessation of service for employees at the New England Media Group. In the first quarter of 2014, we recorded a working capital adjustment of $1.6 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.

The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues	$—	$94,406	$—	$179,664
Total operating costs	—	87,199	—	176,924
Loss from joint ventures	—	(54)	—	(124)
Interest expense, net	—	2	—	5
Pre-tax income	—	7,151	—	2,611
Income tax expense	—	4,376	—	2,621
Income/(loss) from discontinued operations, net of income taxes	—	2,775	—	(10)
(Loss)/gain on sale, net of income taxes:
Loss on sale	—	—	(1,559)	—
Income tax benefit	—	—	(565)	—
Loss on sale, net of income taxes	—	—	(994)	—
Income/(loss) from discontinued operations, net of income taxes	$—	$2,775	$(994)	$(10)

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
Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$9,188	$17,356	$11,925	$23,713
Income/(loss) from discontinued operations, net of income taxes	—	2,775	(994)	(10)
Net income	$9,188	$20,131	$10,931	$23,703
Average number of common shares outstanding–Basic	150,796	148,797	150,683	148,754
Incremental shares for assumed exercise of securities	11,072	7,714	11,279	7,347
Average number of common shares outstanding–Diluted	161,868	156,511	161,962	156,101
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.06	$0.12	$0.08	$0.16
Income/(loss) from discontinued operations, net of income taxes	—	0.02	(0.01)	—
Net income–Basic	$0.06	$0.14	$0.07	$0.16
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.06	$0.11	$0.07	$0.15
Income/(loss) from discontinued operations, net of income taxes	—	0.02	(0.01)	—
Net income–Diluted	$0.06	$0.13	$0.06	$0.15
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
The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, was approximately 6 million in the second quarter and first six months of 2014 and approximately 11 million in the second quarter and first six months of 2013.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 29, 2013	$842,910	$3,624	$846,534
Net income/(loss)	10,931	(18)	10,913
Other comprehensive income, net of tax	7,871	—	7,871
Effect of issuance of shares	(823)	—	(823)
Dividends declared	(12,119)	—	(12,119)
Stock-based compensation	5,160	—	5,160
Balance as of June 29, 2014	$853,930	$3,606	$857,536

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 30, 2012:	$662,325	$3,311	$665,636
Net income/(loss)	23,703	(243)	23,460
Other comprehensive income, net of tax	7,527	—	7,527
Effect of issuance of shares	2,307	—	2,307
Stock-based compensation	5,810	—	5,810
Balance as of June 30, 2013	$701,672	$3,068	$704,740

The following table summarizes the changes in accumulated other comprehensive income/(loss) by component as of June 29, 2014:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2013	$12,674	$(415,285)	$(402,611)
Other comprehensive (loss)/income before reclassifications, before tax(1)	(582)	1,660	1,078
Amounts reclassified from accumulated other comprehensive loss, before tax	—	11,934	11,934
Income tax (benefit)/expense	(251)	5,392	5,141
Net current-period other comprehensive (loss)/income, net of tax	(331)	8,202	7,871
Balance as of June 29, 2014	$12,343	$(407,083)	$(394,740)

(1)	All amounts are shown net of noncontrolling interest.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes the reclassifications from accumulated other comprehensive income/(loss) for the periods ended June 29, 2014:

(In thousands)	For the Quarter Ended June 29, 2014	For the Six Months Ended June 29, 2014
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affect line item in the statement where net income is presented

Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,084)	$(4,170)	Selling, general & administrative costs
Amortization of actuarial loss(1)	8,928	17,764	Selling, general & administrative costs
Total reclassification, before tax(2)	6,844	13,594
Income tax expense	2,440	5,141	Tax expense
Total reclassification, net of tax	$4,404	$8,453

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended June 29, 2014.

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
NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $29.2 million of restricted cash as of June 29, 2014 and $28.1 million as of December 29, 2013, respectively, primarily to collateralize obligations under our workers’ compensation programs. Restricted cash is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets.

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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that the Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended June 29, 2014.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believed that the Company has had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild (the “BNG” Plan) and The New York Times Companies Pension Plan on account of our sale of the New England Media Group. Under Section 4062(e), the PBGC may be entitled to protection if, as a result of a cessation of operations at a facility, more than 20% of the active participants in a plan are separated from employment. The Company, which retained all pension assets and liabilities related to New England Media Group employees, maintains that an asset sale is not a triggering event for purposes of Section 4062(e). Additionally, with respect to The New York Times Companies Pension Plan, we believe that the 20% threshold was not met.
In June 2014, the PBGC notified the Company that it had concluded there was no Section 4062(e) event with respect to The New York Times Companies Pension Plan as a result of the sale of the New England Media Group. In July 2014, the PBGC announced a moratorium until the end of 2014 on the enforcement of all Section 4062(e) cases. During this moratorium, the PBGC will cease all enforcement actions on pending matters, including the Company’s, while it engages in a reevaluation of its enforcement efforts under this provision.
If a triggering event under Section 4062(e) with respect to the BNG Plan is determined to have occurred, we would be required to place funds into an escrow account or to post a surety bond, with the escrowed funds or the bond proceeds available to the BNG Plan if it were to terminate in a distress or involuntary termination within five years of the date of the New England Media Group sale. We do not expect such a termination to occur. If the BNG Plan did not so terminate within the five-year period, any escrowed funds for that plan would be returned to the Company or the bond would be cancelled. The amount of any required escrow or bond would be based on a percentage of the BNG Plan’s unfunded benefit liabilities, computed under Section 4062(e) on a “termination basis,” which would be higher than that computed under GAAP. In lieu of establishing an escrow account with the PBGC or posting a bond, we and the PBGC can negotiate an alternate resolution of the liability, which could include making cash contributions to the BNG Plan in excess of minimum requirements.
At this time, we cannot predict the ultimate outcome of this matter, but we do not expect that the resolution of this matter will have a material adverse effect on our earnings or financial condition.
NOTE 16. SUBSEQUENT EVENT

On July 10, 2014 and August 5, 2014, we repurchased a total of approximately $14.2 million principal amount of our 6.625% Notes.

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
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs (as discussed below) and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP items, respectively, diluted earnings per share, operating profit and operating costs, see “Results of Operations — Non-GAAP Financial Measures.”
Financial Highlights
For the second quarter of 2014, diluted earnings per share from continuing operations was $0.06 compared with $0.11 for the prior-year period. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) for such periods was $0.07 and $0.13, respectively.
Operating profit in the second quarter of 2014 was $16.5 million compared with $46.2 million for the prior-year period. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items, discussed below, (or “adjusted operating profit,” a non-GAAP measure) for such periods was $55.7 million and $70.7 million, respectively. The decline was mainly due to an increase in operating costs, driven principally by investment spending associated with the Company’s strategic initiatives.
During the second quarter of 2014, total revenues decreased 0.6%, compared with the same prior-year period, driven by declines in advertising revenues. During the first six months of 2014, total revenues increased 1.0% compared with the same prior-year period, driven by growth in circulation revenues, partially offset by declines in advertising revenues.
Compared with the prior-year period, circulation revenues increased 1.4% in the second quarter of 2014 and 1.7% in the first six months of 2014, mainly as digital subscription initiatives and the 2014 home-delivery price increase at The Times more than offset a decline in print copies sold. Circulation revenues from our digital-only subscription packages, e-readers and replica editions increased 13.5% in the second quarter and first six months of 2014 compared with the prior-year periods. Paid subscribers to digital-only subscription packages, e-readers and replica editions totaled approximately 831,000 as of the end of the second quarter of 2014, an increase of 32,000 subscribers compared with the end of the first quarter and an increase of 19 percent compared with the end of the second quarter of 2013. This quarter, for the first time, the total digital-only count also includes paid subscribers to the Company’s newest digital products: NYT Now, Times Premier and NYT Opinion. These new products represented the majority of the growth in the number of digital subscribers.
Compared with the prior-year periods, total advertising revenues decreased 4.1% in the second quarter of 2014, as print advertising revenues decreased 6.6% and digital advertising revenues increased 3.4% compared with the same prior-year period. Total advertising revenues decreased 0.5% in the first six months of 2014, as print advertising revenues decreased 1.5% and digital advertising revenues increased 2.9% compared with the same prior-year period.
Compared with the prior-year period, other revenues increased 7.7% in the second quarter of 2014 and 4.5% in the first six months of 2014 driven by higher revenues from the online retail store, conferences and events and content licensing.

Operating costs in the second quarter of 2014 increased 5.2% to $362.7 million compared with $344.7 million in the prior-year period. Operating costs increased 4.5% in the first six months of 2014 compared with the same prior-year period. The increase was primarily due to higher compensation, benefits expenses and marketing costs associated with the Company’s strategic initiatives and higher retirement costs, partially offset by efficiencies in customer care and print distribution. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) increased 4.0% to $333.0 million in the second quarter of 2014 compared with $320.3 million in the prior-year period.
For the remainder of 2014, we will continue to prioritize investing in achieving our long-term strategy but also intend to focus on cost structure issues as we get a better sense of the revenue potential associated with our new digital products and other strategic initiatives.
As of June 29, 2014, we had cash, cash equivalents and short- and long-term marketable securities of approximately $972 million and total debt and capital lease obligations of approximately $686 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $286 million. Our cash, cash equivalents and marketable securities decreased since the end of 2013, primarily due to the seasonal payment of approximately $44 million in variable compensation, the repayment of approximately $26 million of loans taken against the cash value of corporate-owned life insurance (“COLI”) policies and one-time lump-sum cash payment of approximately $24 million related to a pension settlement. We expect the repayment of the COLI loans to reduce net interest expense by approximately $1.5 million annually. Additionally, in the first six months of 2014, we contributed approximately $9 million to certain qualified pension plans and made income tax payments of approximately $8 million, offset by cash from our current operations.
On June 19, 2014, our board of directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on July 31, 2014, to all stockholders of record as of the close of business on July 17, 2014. This quarterly dividend has allowed us to return capital to our stockholders while also maintaining the financial flexibility necessary to continue to invest in our transformation and strategic initiatives. Given current conditions and the expectation of continued volatility in advertising revenue, as well as the early stage of our growth strategy, we believe it is in the best interests of the Company to maintain a conservative balance sheet and a prudent view of our cash flow going forward. Our board of directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.
Recent Developments
Digital Product Launches
In the second quarter of 2014, we introduced three new offerings to our digital subscription portfolio - NYT Now, NYT Opinion, and Times Premier - giving consumers a wider choice of products and services at a broader range of prices. We are assessing product performance and plan to refine some of the offers and our marketing initiatives in an effort to accelerate the rate of subscriber growth. We plan to continue to invest in our digital initiatives, largely in the areas of product development, subscriber acquisitions, product management, customer management and distribution. We anticipate that our costs in connection with our strategic initiatives will accelerate and increase by approximately $25 to $30 million in 2014 compared with 2013, totaling approximately $45 to $50 million for the full year 2014.
Non-Operating Retirement Costs
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have a significant impact on our reported financial results. We expect to continue to experience year-to-year volatility in our retirement-related costs, including pension, multiemployer pension and retiree medical costs. In 2014, we expect that our total retirement-related costs will increase to $37 million, or by approximately $19 million compared with 2013 (excluding a $6.2 million multiemployer pension plan withdrawal expense in 2013), due principally to a lower expected return on pension plan assets arising from a shift in asset mix from equity to bonds, higher interest costs, the impact of the acceleration of prior service costs due to the sale of the New England Media Group on retiree medical costs, and higher expenses associated with our multiemployer pension plan withdrawal obligations. See “Liquidity and Capital Resources” for additional information regarding our pension obligations and benefit expense.
Our retirement plan obligations have not declined proportionately with the relative size of our business over the years, since we have largely retained all pension liabilities following the sales of the New England and Regional Media Groups. As a result, volatility from year to year resulting from changes in what we refer to as our “non-operating retirement costs” may obscure trends in the financial performance of our operating business. Accordingly, we are presenting supplemental non-GAAP information to operating results, adjusted to exclude non-operating retirement costs.
Non-operating retirement costs include:

▪	interest cost, expected return on plan assets and amortization of actuarial gain and loss components of pension expense;

▪	interest cost and amortization of actuarial gain and loss components of retiree medical expense; and

▪	all expenses associated with multiemployer pension plan withdrawal obligations.
These non-operating retirement costs are primarily tied to financial market performance and changes in market interest rates and investment performance. Non-operating retirement costs do not include service costs and amortization of prior service costs for pension and retiree medical benefits, which we believe reflect the ongoing service-related costs of providing pension benefits to our employees. We consider non-operating retirement costs to be outside the performance of our ongoing core business operations and believe that presenting operating results excluding the impact of non-operating retirement costs, in addition to our GAAP operating results, provides increased transparency and a better understanding of the underlying trends in our operating business performance. We believe this supplemental information helps clarify how the employee benefit costs of our principal plans affect our financial position and how they may affect future operating performance, allowing for a better long-term view of the business. See “Results of Operations — Non-GAAP Financial Measures.”
Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
We expect circulation revenues to be flat in the third quarter of 2014 compared with the third quarter of 2013 as the benefit from our digital subscription initiatives and from the most recent home-delivery price increase is likely to be offset by print weakness.
We expect advertising revenue trends to remain challenging and subject to significant month-to-month volatility. In the third quarter of 2014, we expect advertising revenues to decrease in the mid-single digits compared with the third quarter of 2013, in part due to more challenging year-over-year comparisons, particularly in print. Digital advertising revenue is expected to maintain positive growth at similar levels to the first half of the year.
While we will continue to be diligent in reducing expenses and managing legacy costs going forward, we will also remain prepared to invest where appropriate, especially in light of our strategic initiatives. We expect operating costs and adjusted operating costs to each increase in the low- to mid-single digits in the third quarter of 2014 compared with the third quarter of 2013 due to continued investments associated with our strategic initiatives.
Based on assumptions made at the beginning of 2014, we expect non-operating retirement costs to be approximately $9 million in each of the third and fourth quarters of 2014.
Including the $9 million in contributions we made during the first six months of 2014, we expect to make contributions of approximately $16 million in total to our qualified pension plans in 2014 to satisfy minimum funding requirements.
We expect the following on a pre-tax basis in 2014:

•	Results from joint ventures: loss of $1 million to $3 million,

•	Depreciation and amortization: $75 to $80 million,

•	Interest expense, net: $53 to $57 million, and

•	Capital expenditures: $40 to $50 million.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Revenues
Circulation	$209,815	$206,965	1.4	$419,538	$412,447	1.7
Advertising	156,348	163,039	(4.1)	315,075	316,577	(0.5)
Other	22,556	20,953	7.7	44,514	42,608	4.5
Total revenues	388,719	390,957	(0.6)	779,127	771,632	1.0
Operating costs
Production costs:
Raw materials	21,610	22,098	(2.2)	43,638	45,849	(4.8)
Wages and benefits	88,025	81,536	8.0	176,641	164,812	7.2
Other	48,309	49,435	(2.3)	96,648	99,142	(2.5)
Total production costs	157,944	153,069	3.2	316,927	309,803	2.3
Selling, general and administrative costs	185,584	172,914	7.3	372,308	349,786	6.4
Depreciation and amortization	19,169	18,750	2.2	39,261	37,688	4.2
Total operating costs	362,697	344,733	5.2	728,496	697,277	4.5
Early termination charge	—	—	N/A	2,550	—	N/A
Pension settlement charge	9,525	—	N/A	9,525	—	N/A
Operating profit	16,497	46,224	(64.3)	38,556	74,355	(48.1)
Income/(loss) from joint ventures	25	(405)	*	(2,122)	(3,275)	(35.2)
Interest expense, net	13,205	14,644	(9.8)	26,506	28,715	(7.7)
Income from continuing operations before income taxes	3,317	31,175	(89.4)	9,928	42,365	(76.6)
Income tax (benefit)/expense	(5,743)	13,813	*	(1,979)	18,895	*
Income from continuing operations	9,060	17,362	(47.8)	11,907	23,470	(49.3)
Income/(loss) from discontinued operations, net of income taxes	—	2,775	*	(994)	(10)	*
Net income	9,060	20,137	(55.0)	10,913	23,460	(53.5)
Net loss/(income) attributable to the noncontrolling interest	128	(6)	*	18	243	(92.6)
Net income attributable to The New York Times Company common stockholders	$9,188	$20,131	(54.4)	$10,931	$23,703	(53.9)
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

Circulation revenues increased in the second quarter and first six months of 2014 compared with the same prior-year periods mainly due to new and existing digital subscription initiatives and the 2014 increase in home-delivery prices at The Times, offset by a decline in print copies sold. Circulation revenues from our digital-only subscription packages, e-readers and replica editions were $41.7 million in the second quarter of 2014 and $82.0 million in the first six months of 2014, an increase of 13.5% in the second quarter and first six months of 2014, compared with prior-year periods.

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is sensitive to economic conditions and affected by the continuing transformation of our industry.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
National	$120,675	$129,056	(6.5)	$246,295	$249,009	(1.1)
Retail	20,276	18,776	8.0	39,358	37,426	5.2
Classified	15,397	15,207	1.2	29,422	30,142	(2.4)
Total advertising	$156,348	$163,039	(4.1)	$315,075	$316,577	(0.5)
Below is a percentage breakdown of advertising revenues in the first six months of 2014 and 2013 (print and digital):

First Six Months	National	Retail	Classified	Total
2014	78%	13%	9%	100%
2013	79%	12%	9%	100%
Total advertising revenues decreased 4.1% in the second quarter of 2014 and 0.5% in the first six months of 2014 compared with the same prior-year periods due to lower print advertising revenues partially offset by higher digital advertising revenues. Print advertising revenues, which represented approximately 74% of total advertising revenues, decreased 6.6% in the second quarter of 2014 and 1.5% in the first six months of 2014, mainly due to decreases in spending in the national display advertising category, partially offset by higher spending in the retail advertising category, compared with the same prior-year periods.
Digital advertising revenues increased 3.4% in the second quarter of 2014, primarily due to increases in the national display advertising category, offset by declines in the retail advertising category, compared with the same prior-year period. Digital advertising revenues increased 2.9% in the first six months of 2014, primarily due to increases in the national and retail advertising categories, offset by declines in the classified advertising category, compared with the same prior-year period.
In the second quarter of 2014, total national advertising revenues decreased mainly driven by declines in the technology, healthcare, telecommunications and entertainment categories.

In the first six months of 2014, total national advertising revenues decreased mainly driven by declines in technology offset by increases in the telecommunications and transportation categories.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income and conferences/events. Other revenues increased 7.7% in the second quarter of 2014 and 4.5% in the first six months of 2014 compared with the same prior-year periods in 2013 driven by higher revenues from our online retail store, conferences and events and content licensing.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Production costs:
Raw materials	$21,610	$22,098	(2.2)	$43,638	$45,849	(4.8)
Wages and benefits	88,025	81,536	8.0	176,641	164,812	7.2
Other	48,309	49,435	(2.3)	96,648	99,142	(2.5)
Total production costs	157,944	153,069	3.2	316,927	309,803	2.3
Selling, general and administrative costs	185,584	172,914	7.3	372,308	349,786	6.4
Depreciation and amortization	19,169	18,750	2.2	39,261	37,688	4.2
Total operating costs	$362,697	$344,733	5.2	$728,496	$697,277	4.5

Production Costs

Production costs increased in the second quarter of 2014 compared with the same period in 2013 mainly due to higher salaries and wages (approximately $5 million) and benefits expense (approximately $1 million).

Production costs increased in the first six months of 2014 compared with the same period in 2013 primarily due to higher salaries and wages (approximately $8 million) and benefits (approximately $3 million), offset in part by lower raw materials expense (approximately $2 million). Newsprint expense declined 6.0% in the first six months of 2014 compared with the same period in 2013, with 2.7% from lower consumption and 3.3% from lower pricing.

Selling, General and Administrative Costs
Selling, general and administrative costs increased in the second quarter of 2014 compared with the same period in 2013 primarily due to higher benefits (approximately $11 million) and salaries and wages (approximately $1 million). Benefits expense was higher mainly due to retirement costs.

Selling, general and administrative costs increased in the first six months of 2014 compared with the same period in 2013 primarily due to higher benefits (approximately $16 million), other compensation expense (approximately $3 million) and promotion costs (approximately $9 million), offset by lower distribution costs ($6 million). Benefits expense was higher mainly due to retirement costs. Promotion costs were higher mainly due to the launch of our new digital products and print circulation marketing. Lower distribution costs were mainly due to lower print copies sold and transportation efficiency.

Other Items

Early Termination Charge

In the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement, which we expect will result in distribution cost savings for the Company in future periods.

Pension Settlement Charge

In the second quarter of 2014, we recorded a pension settlement charge of $9.5 million in connection with the one-time lump-sum payments to certain former employees of approximately $24 million to reduce pension obligations by approximately $32 million.

Reserve for Uncertain Tax Positions

In the second quarter of 2014, we recorded a $9.5 million income tax benefit primarily due to a reduction in the Company’s reserve for uncertain tax positions.

Non-Operating Items

Joint Ventures

Income from joint ventures was $25 thousand in the second quarter of 2014 compared with a loss of $0.4 million in the second quarter of 2013.

Loss from joint ventures was $2.1 million in the first six months of 2014 compared with a loss of $3.3 million in the first six months of 2013.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cash interest expense	$13,071	$13,889	$26,122	$27,140
Non-cash amortization of discount on debt	1,128	1,103	2,318	2,267
Interest income	(994)	(348)	(1,934)	(692)
Total interest expense, net	$13,205	$14,644	$26,506	$28,715

“Interest expense, net” decreased in the second quarter of 2014 and first six months of 2014 compared with the same prior-year period mainly due to a lower level of debt outstanding as a result of debt repurchases made in 2013 and higher interest income.

Income Taxes
The Company had an income tax benefit of $5.7 million and $2.0 million in the second quarter and first six months of 2014, respectively. The Company had income tax expense of $13.8 million (effective tax rate of 44.3%) and $18.9 million (effective tax rate of 44.6%) in the second quarter and first six months of 2013, respectively. The income tax benefit in the second quarter of 2014 was primarily due to a reduction in the Company’s reserve for uncertain tax positions.

It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of approximately $15 million that would, if recognized, impact the effective tax rate.

On March 31, 2014, New York State enacted legislation amending the state’s corporate tax laws. The legislation generally applies to tax years commencing on or after January 1, 2015. The new legislation was adopted in the second quarter of 2014 and it did not have a material impact on the Company’s provision for income taxes.

Discontinued Operations
New England Media Group

In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group - consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties - and our 49% equity interest in Metro Boston, for approximately $70 million in cash subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from retiree medical plan amendments announced in prior years, and is due to a cessation of service for employees at the New England Media Group. In the first quarter of 2014, we recorded a working capital adjustment of $1.6 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.

The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues	$—	$94,406	$—	$179,664
Total operating costs	—	87,199	—	176,924
Loss from joint ventures	—	(54)	—	(124)
Interest expense, net	—	2	—	5
Pre-tax income	—	7,151	—	2,611
Income tax expense	—	4,376	—	2,621
Income/(loss) from discontinued operations, net of income taxes	—	2,775	—	(10)
(Loss)/gain on sale, net of income taxes:
Loss on sale	—	—	(1,559)	—
Income tax benefit	—	—	(565)	—
Loss on sale, net of income taxes	—	—	(994)	—
Income/(loss) from discontinued operations, net of income taxes	$—	$2,775	$(994)	$(10)

Non-GAAP Financial Measures
We have included in this report certain supplemental financial information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Specifically, we have referred to the following non-GAAP financial measures in this report:

•
diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and the impact of special items (or adjusted diluted earnings per share from continuing operations);

•	operating profit before depreciation, amortization, severance, non-operating retirement costs and special items (or adjusted operating profit); and

•	operating costs before depreciation, amortization, severance and non-operating retirement costs (or adjusted operating costs).
The special items in the second quarter and first six months of 2014 consisted of a $9.5 million pension settlement charge in connection with a one-time lump sum payment offer to certain former employees and a reduction in the reserve for uncertain tax positions of $9.5 million. In addition, special items for the first six months of 2014 included a $2.6 million charge for the early termination of a distribution agreement.
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
Adjusted diluted earnings per share provides useful information in evaluating our period-to-period performance because it eliminates items that we do not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit is useful in evaluating the ongoing performance of our businesses as it excludes the significant non-cash impact of depreciation and amortization as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and non-operating retirement costs. Adjusted operating costs, which exclude these items, provide investors with helpful supplemental information on our underlying operating costs that is used by management in its financial and operational decision-making.
Non-operating retirement costs include:

•	interest cost, expected return on plan assets and amortization of actuarial gain and loss components of pension expense;

•	interest cost and amortization of actuarial gain and loss components of retiree medical expense; and

•	all expenses associated with multiemployer pension plan withdrawal obligations.
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
Reconciliations of non-GAAP financial measures from, respectively, diluted earnings per share from continuing operations, operating profit and operating costs, the most directly comparable GAAP items, as well as details on the components of non-operating retirement costs, are set out in the tables below.

Reconciliation of diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items (or adjusted diluted earnings per share from continuing operations)

	For the Quarters Ended			For the Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Diluted earnings per share from continuing operations	$0.06	$0.11	-45.5%	$0.07	$0.15	-53.3%
Add:
Severance	0.01	0.01		0.02	0.03
Non-operating retirement costs	0.03	0.01		0.06	0.03
Special items:
Reduction in uncertain tax positions	(0.06)	—		(0.06)	—
Pension settlement charge	0.03	—		0.03	—
Early termination charge	—	—		0.01	—
Adjusted diluted earnings per share from continuing operations	$0.07	$0.13	-46.2%	$0.13	$0.21	-38.1%

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Operating profit	$16,497	$46,224	-64.3%	$38,556	$74,355	-48.1%
Add:
Depreciation & amortization	19,169	18,750		39,261	37,688
Severance	2,243	2,856		5,297	7,724
Non-operating retirement costs	8,302	2,837		17,179	8,041
Special items:
Early termination charge	—	—		2,550	—
Pension settlement charge	9,525	—		9,525	—
Adjusted operating profit	$55,736	$70,667	-21.1%	$112,368	$127,808	-12.1%

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Operating costs	$362,697	$344,733	5.2%	$728,496	$697,277	4.5%
Less:
Depreciation & amortization	19,169	18,750		39,261	37,688
Severance	2,243	2,856		5,297	7,724
Non-operating retirement costs	8,302	2,837		17,179	8,041
Adjusted operating costs	$332,983	$320,290	4.0%	$666,759	$643,824	3.6%

Components of non-operating retirement costs
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Pension:
Interest cost	$23,823	$21,927		$47,810	$43,854
Expected return on plan assets	(28,460)	(31,063)		(56,920)	(62,125)
Amortization of actuarial loss	7,744	9,754		15,396	19,507
Non-operating pension costs	3,107	618	*	6,286	1,236	*
Other postretirement benefits:
Interest cost	1,010	1,009		2,020	2,018
Amortization of actuarial loss	1,184	1,022		2,368	2,044
Non-operating other postretirement costs	2,194	2,031	8.0%	4,388	4,062	8.0%
Expenses associated with multiemployer pension plan withdrawal obligations	3,001	188		6,505	2,743
Total non-operating retirement costs(1)	$8,302	$2,837	*	$17,179	$8,041	*
* Represents an increase or decrease in excess of 100%

(1)	In 2013, total non-operating retirement costs on a quarterly basis were as follows: $5.1 million in the third quarter and $7.4 million in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 29, 2014, we had cash, cash equivalents and short- and long-term marketable securities of approximately $972 million and total debt and capital lease obligations of approximately $686 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $286 million. Our cash, cash equivalents and marketable securities decreased since the end of 2013, primarily due to the seasonal payment of approximately $44 million in variable compensation, the repayment of approximately $26 million of loans taken against the cash value of corporate-owned life insurance policies and a one-time lump-sum cash payment of approximately $24 million related to a pension settlement. Additionally, during the first six months of 2014, we contributed approximately $9 million to certain qualified pension plans and made income tax payments of approximately $8 million.

On June 19, 2014, our board of directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on July 31, 2014, to all stockholders of record as of the close of business on July 17, 2014. Our board of directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.

In the first six months of 2014, we made pension contributions of approximately $9 million to certain qualified pension plans. Including the first six months of contributions, we expect to make total contributions of approximately $16 million in 2014 to our qualified pension plans to satisfy minimum funding requirements.

Recently, the Society of Actuaries (“SOA”) released proposed mortality tables, which increased life expectancy assumptions. Final updates to the mortality tables are expected to be issued by the end of 2014. However, the SOA has stated that if at any point it becomes apparent that this cannot be accomplished within the targeted timeframe, they will communicate the adjusted timeline. Based on this expected data, it is likely we would revise the mortality assumptions used in determining our pension and postretirement benefit obligations. We expect the adoption of new mortality assumptions for purposes of funding our plans will trail the adoption for accounting purposes. Our preliminary analysis of the impact of the revised mortality tables, when fully implemented for accounting and plan funding purposes, estimates an increase of approximately $150 million in pension and postretirement liabilities and approximately $10 million in annual pension and postretirement expense and may result in higher pension funding requirements in future periods depending upon the funded status of our pension plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

As part of the Company’s ongoing strategy to reduce the size of our legacy pension obligations, during the first quarter of 2014, we offered to certain former employees who participate in certain non-qualified pension plans the option to elect to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit. The election period for this voluntary offer closed on April 25, 2014. As a result, we recorded a pension settlement charge of $9.5 million during the second quarter of 2014 in connection with the one-time lump-sum payments of approximately $24 million to reduce pension obligations by approximately $32 million.

Capital Resources

Sources and Uses of Cash

Cash flows (used in)/provided by category were as follows:

	For the Six Months Ended
(In thousands)	June 29, 2014	June 30, 2013
Operating Activities	$8,098	$(26,562)
Investing Activities	$(104,869)	$(429,862)
Financing Activities	$(11,283)	$(5,314)

Operating Activities

Cash from operating activities are generated by cash receipts from circulation and advertising sales and other revenue transactions. Operating cash outflows generally include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities increased in the first six months of 2014 compared with the same prior-year period primarily due to lower income tax payments and pension contributions, including a pension settlement, partially offset by declines in operating performance. We made estimated tax payments of approximately $8 million in the first six months of 2014 compared with approximately $50 million in the first six months of 2013, with the amount in 2013 mainly driven by the 2012 sales of our ownership interests in Indeed.com and Fenway Sports Group. We made payments to certain pension plans of approximately $33 million (including a one-time lump sum payment of $24 million in connection with a pension settlement) in the first six months of 2014 compared with approximately $68 million in the first six months of 2013, with the amount in 2013 mainly driven by a contribution of approximately $65 million to The New York Times Newspaper Guild pension plan in 2013, of which $28 million was to satisfy minimum funding requirements.

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

In the first six months of 2014 and 2013, net cash used in investing activities was primarily due to net purchases of marketable securities, capital expenditures and changes in restricted cash. Additionally during the first six months of 2014, net cash used in investing activities included the repayment of approximately $26 million of loans taken against the cash value of our COLI policies.

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

In the first six months of 2014, net cash used in financing activities was primarily due to dividend payments offset by proceeds from stock option exercises. In the first six months of 2013, net cash used in financing activities was primarily due to the repurchase of $5.0 million of our 6.625% Notes and repayments of capital lease obligations, offset by proceeds from stock option exercises.

Restricted Cash

We were required to maintain $29.2 million of restricted cash as of June 29, 2014, primarily to collateralize certain workers’ compensation obligations.

Third-Party Financing

As of June 29, 2014, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 29, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due 2015	5.0%	$244,074	$—
Short-term capital lease obligations		—	21
Total current portion of debt and capital lease obligations		244,074	21
Long-term debt and capital lease obligations
Senior notes due 2015	5.0%	—	244,057
Senior notes due 2016	6.625%	205,495	205,111
Option to repurchase ownership interest in headquarters building in 2019		230,175	228,259
Long-term capital lease obligations		6,726	6,715
Total long-term debt and capital lease obligations		442,396	684,142
Total debt and capital lease obligations		$686,470	$684,163

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $563 million as of June 29, 2014, and $819 million as of December 29, 2013.

We were in compliance with our covenants under our third-party financing arrangements as of June 29, 2014.
Ratings
In April 2014, Standard & Poor’s upgraded its rating on the Company’s senior notes to BB from BB- and revised favorably the recovery prospects for the senior notes, changing its recovery rating on these senior notes to 1 from 2, based on its anticipation of a lower balance of priority debt outstanding.
CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013. As of June 29, 2014, our critical accounting policies have not changed from December 29, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and IFRS. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with ASU 250, “Accounting Changes and Error Corrections”. Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. The new guidance becomes effective for the Company for fiscal years beginning January 2, 2017. Early application is prohibited.

We are currently in the process of evaluating the impact of the new revenue guidance; however, we do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Amendment of Discontinued Operations,” which amends the definition of a discontinued operation in ASC 205-20, “Presentation of Financial Statements-Discontinued Operations,” and requires entities to provide expanded disclosures on all disposal transactions. The new guidance is effective for the Company for fiscal years beginning December 29, 2014. Early adoption is permitted.

Additionally, recent accounting pronouncements not specifically identified in our disclosures are not expected to have a material effect on our financial condition and results of operations.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013. As of June 29, 2014, our expected benefit payments, under our pension plans, have been adjusted as a result of the pension settlement charge (See Note 9 of our Condensed Consolidated Financial Statements). As adjusted, our contractual obligations with respect to benefit plans are as follows:

	Payment due in
(In thousands)	Total	2014	2015-2016	2017-2018	Later Years
Benefit plans(1)	$1,353,170	$127,508	$259,678	$266,151	$699,833

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

Our other contractual obligations have not changed materially from December 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 29, 2013, details our disclosures about market risk. As of June 29, 2014, there were no material changes in our market risks from December 29, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 29, 2014. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on such evaluation, management has concluded that the migration from Hyperion Financial Management to Essbase for external financial reporting is considered a material change in internal control over financial reporting for the quarter ended June 29, 2014. Essbase was implemented to increase the overall efficiency of our financial reporting process and not in response to any deficiency or material weakness in our internal control over financial reporting.

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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that the Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended June 29, 2014.
Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believed that the Company has had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild (the “BNG” Plan) and The New York Times Companies Pension Plan on account of our sale of the New England Media Group. Under Section 4062(e), the PBGC may be entitled to protection if, as a result of a cessation of operations at a facility, more than 20% of the active participants in a plan are separated from employment. The Company, which retained all pension assets and liabilities related to New England Media Group employees, maintains that an asset sale is not a triggering event for purposes of Section 4062(e). Additionally, with respect to The New York Times Companies Pension Plan, we believe that the 20% threshold was not met.
In June 2014, the PBGC notified the Company that it had concluded there was no Section 4062(e) event with respect to The New York Times Companies Pension Plan as a result of the sale of the New England Media Group. In July 2014, the PBGC announced a moratorium until the end of 2014 on the enforcement of all Section 4062(e) cases. During this moratorium, the PBGC will cease all enforcement actions on pending matters, including the Company’s, while it engages in a reevaluation of its enforcement efforts under this provision.
If a triggering event under Section 4062(e) with respect to the BNG Plan is determined to have occurred, we would be required to place funds into an escrow account or to post a surety bond, with the escrowed funds or the bond proceeds available to the BNG Plan if it were to terminate in a distress or involuntary termination within five years of the date of the New England Media Group sale. We do not expect such a termination to occur. If the BNG Plan did not so terminate within the five-year period, any escrowed funds for that plan would be returned to the Company or the bond would be cancelled. The amount of any required escrow or bond would be based on a percentage of the BNG Plan’s unfunded benefit liabilities, computed under Section 4062(e) on a “termination basis,” which would be higher than that computed under GAAP. In lieu of establishing an escrow account with the PBGC or posting a bond, we and the PBGC can negotiate an alternate resolution of the liability, which could include making cash contributions to the BNG Plan in excess of minimum requirements.
At this time, we cannot predict the ultimate outcome of this matter, but we do not expect that the resolution of this matter will have a material adverse effect on our earnings or financial condition.
Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
March 31, 2014 - May 4, 2014	—	—	—	$91,386,000
May 5, 2014 - June 1, 2014	—	—	—	$91,386,000
June 2, 2014 - June 29, 2014	—	—	—	$91,386,000
Total for the second quarter of 2014	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the second quarter of 2014, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of August 1, 2014, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 5, 2014	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 29, 2014

Exhibit No.

10.1
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