Form 10-Q
period 2014-09-28
NEW YORK TIMES CO
filed 2014-11-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 31, 2014 (exclusive of treasury shares):

Class A Common Stock	149,490,001	shares
Class B Common Stock	816,635	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 28, 2014 (unaudited) and December 29, 2013	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and nine months ended September 28, 2014 and September 29, 2013	3
		Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the quarter and nine months ended September 28, 2014 and September 29, 2013	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 28, 2014 and September 29, 2013	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures about Market Risk	33
Item	4	Controls and Procedures	33

PART II		Other Information	34
Item	1	Legal Proceedings	34
Item	1A	Risk Factors	34
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item	6	Exhibits	35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 28, 2014	December 29, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$414,591	$482,745
Short-term marketable securities	371,925	364,880
Accounts receivable (net of allowances of $13,113 in 2014 and $14,252 in 2013)	160,333	202,303
Deferred income taxes	65,859	65,859
Prepaid expenses	25,501	20,250
Other current assets	47,614	36,230
Total current assets	1,085,823	1,172,267
Other assets
Long-term marketable securities	179,137	176,155
Investments in joint ventures	39,361	40,213
Property, plant and equipment (less accumulated depreciation and amortization of $919,856 in 2014 and $870,982 in 2013)	674,513	713,356
Goodwill	119,463	125,871
Deferred income taxes	153,719	179,989
Miscellaneous assets	192,094	164,701
Total assets	$2,444,110	$2,572,552
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 28, 2014	December 29, 2013
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$87,295	$90,982
Accrued payroll and other related liabilities	71,627	91,629
Unexpired subscriptions	58,889	58,007
Current portion of long-term debt and capital lease obligations	244,083	21
Accrued expenses and other	126,621	107,872
Total current liabilities	588,515	348,511
Other liabilities
Long-term debt and capital lease obligations	425,281	684,142
Pension benefits obligation	385,466	444,328
Postretirement benefits obligation	72,277	90,602
Other	117,664	158,435
Total other liabilities	1,000,688	1,377,507
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2014 – 151,662,623; 2013 – 151,289,625 (including treasury shares: 2014 – 2,180,442; 2013 – 2,180,471)	15,166	15,129
Class B – convertible – authorized and issued shares: 2014 – 816,635; 2013 – 818,061 (including treasury shares: 2014 – none; 2013 – none)	82	82
Additional paid-in capital	39,332	33,045
Retained earnings	1,263,769	1,283,518
Common stock held in treasury, at cost	(86,253)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	8,205	12,674
Funded status of benefit plans	(389,059)	(415,285)
Total accumulated other comprehensive loss, net of income taxes	(380,854)	(402,611)
Total New York Times Company stockholders’ equity	851,242	842,910
Noncontrolling interest	3,665	3,624
Total stockholders’ equity	854,907	846,534
Total liabilities and stockholders’ equity	$2,444,110	$2,572,552
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(13 weeks)		(39 weeks)
Revenues
Circulation	$206,729	$204,156	$626,267	$616,603
Advertising	137,905	138,018	452,980	454,595
Other	20,084	19,564	64,598	62,172
Total revenues	364,718	361,738	1,143,845	1,133,370
Operating costs
Production costs:
Raw materials	20,875	21,064	64,513	66,913
Wages and benefits	90,777	82,387	267,418	247,199
Other	49,525	49,144	146,173	148,286
Total production costs	161,177	152,595	478,104	462,398
Selling, general and administrative costs	193,198	169,824	565,506	519,610
Depreciation and amortization	19,375	20,293	58,636	57,981
Total operating costs	373,750	342,712	1,102,246	1,039,989
Early termination charge	—	—	2,550	—
Multiemployer pension plan withdrawal expense	—	6,171	—	6,171
Pension settlement charge	—	—	9,525	—
Operating (loss)/profit	(9,032)	12,855	29,524	87,210
Income/(loss) from joint ventures	1,599	(123)	(523)	(3,398)
Interest expense, net	15,254	15,454	41,760	44,169
(Loss)/income from continuing operations before income taxes	(22,687)	(2,722)	(12,759)	39,643
Income tax (benefit)/expense	(10,247)	2,578	(12,226)	21,473
(Loss)/income from continuing operations	(12,440)	(5,300)	(533)	18,170
(Loss) from discontinued operations, net of income taxes	—	(18,987)	(994)	(18,995)
Net (loss)	(12,440)	(24,287)	(1,527)	(825)
Net (income)/loss attributable to the noncontrolling interest	(59)	61	(41)	304
Net (loss) attributable to The New York Times Company common stockholders	$(12,499)	$(24,226)	$(1,568)	$(521)
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(12,499)	$(5,239)	$(574)	$18,474
(Loss) from discontinued operations, net of income taxes	—	(18,987)	(994)	(18,995)
Net (loss)	$(12,499)	$(24,226)	$(1,568)	$(521)
Average number of common shares outstanding:
Basic	150,822	150,033	150,728	149,724
Diluted	150,822	150,033	150,728	156,460
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.08)	$(0.03)	$—	$0.12
(Loss) from discontinued operations, net of income taxes	—	(0.13)	(0.01)	(0.13)
Net (loss)	$(0.08)	$(0.16)	$(0.01)	$(0.01)
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.08)	$(0.03)	$—	$0.12
(Loss) from discontinued operations, net of income taxes	—	(0.13)	(0.01)	(0.12)
Net (loss)	$(0.08)	$(0.16)	$(0.01)	$—
Dividends declared per share	$0.04	$0.04	$0.12	$0.04
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(13 weeks)		(39 weeks)
Net (loss)	$(12,440)	$(24,287)	$(1,527)	$(825)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(6,581)	3,261	(7,163)	1,497
Unrealized loss on available-for-sale security	—	1,022	—	908
Pension and postretirement benefits obligation	29,877	6,597	43,471	21,454
Other comprehensive income, before tax	23,296	10,880	36,308	23,859
Income tax expense	9,410	4,196	14,551	9,648
Other comprehensive income, net of tax	13,886	6,684	21,757	14,211
Comprehensive income/(loss)	1,446	(17,603)	20,230	13,386
Comprehensive (income)/loss attributable to the noncontrolling interest	(59)	61	(41)	304
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$1,387	$(17,542)	$20,189	$13,690
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 28, 2014	September 29, 2013
	(39 weeks)
Cash flows from operating activities
Net (loss)	$(1,527)	$(825)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of assets	—	34,300
Multiemployer pension plan withdrawal expense	—	14,168
Gain on insurance settlement	(1,421)	—
Pension settlement charge	9,525	—
Early termination charge	2,550	—
Depreciation and amortization	58,636	64,799
Stock-based compensation expense	6,120	6,905
Undistributed loss of joint ventures	523	5,004
Long-term retirement benefit obligations	(42,255)	(92,311)
Uncertain tax positions	11,211	736
Other–net	11,999	23,938
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	42,160	40,261
Other current assets	(6,281)	4,815
Accounts payable and other liabilities	(55,879)	(92,070)
Unexpired subscriptions	882	350
Net cash provided by operating activities	36,243	10,070
Cash flows from investing activities
Purchases of marketable securities	(398,124)	(697,572)
Maturities of marketable securities	382,376	283,150
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(26,005)	—
Capital expenditures	(25,819)	(11,660)
Proceeds from insurance settlement	1,200	—
Change in restricted cash	(1,100)	2,000
Other-net	(1,243)	(499)
Net cash used in investing activities	(68,715)	(424,581)
Cash flows from financing activities
Repayment of debt and capital lease obligations	(18,860)	(19,825)
Dividends paid	(18,166)	—
Stock option exercises	1,120	3,623
Net cash used in financing activities	(35,906)	(16,202)
Decrease in cash and cash equivalents	(68,378)	(430,713)
Effect of exchange rate changes on cash and cash equivalents	224	231
Cash and cash equivalents at the beginning of the year	482,745	820,490
Cash and cash equivalents at the end of the quarter	$414,591	$390,008
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 28, 2014 and December 29, 2013, and the results of operations and cash flows of the Company for the periods ended September 28, 2014 and September 29, 2013. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 29, 2013. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the full nine-month periods.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements. Actual results could differ from these estimates.

For comparability, certain prior-year amounts have been reclassified to conform with the 2014 presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 28, 2014, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013, have not changed.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern.” The new guidance becomes effective for the Company for fiscal years ending on or after December 25, 2016 and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and International Financial Reporting Standards ("IFRS"). There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. The new guidance becomes effective for the Company for fiscal years beginning on or after January 2, 2017. Early adoption is prohibited. We are currently in the process of evaluating the impact of the new revenue guidance; however, we do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.

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

The recent accounting pronouncements noted above and others not specifically identified in our disclosures are not expected to have a material effect on our financial condition and results of operations.

NOTE 3. MARKETABLE SECURITIES

Our marketable debt securities consisted of the following:

(In thousands)	September 28, 2014	December 29, 2013
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$66,985	$143,510
Corporate debt securities	172,318	78,991
U.S. agency securities	45,021	31,518
Municipal securities	24,839	48,035
Certificates of deposit	57,763	31,949
Commercial paper	4,999	30,877
Total short-term marketable securities	$371,925	$364,880
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$88,169	$98,979
U.S. agency securities	87,590	73,697
Municipal securities	3,378	3,479
Total long-term marketable securities	$179,137	$176,155

As of September 28, 2014, our short-term and long-term marketable debt securities had remaining maturities of about 1 month to 12 months and 12 months to 36 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

NOTE 4. GOODWILL

The following table displays the carrying amount of goodwill as of September 28, 2014 and December 29, 2013:

(In thousands)	Total Company
Balance as of December 29, 2013	$125,871
Foreign currency translation	(6,408)
Balance as of September 28, 2014	$119,463

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 5. INVESTMENTS

Equity Method Investments

As of September 28, 2014, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%

We have investments in Donohue Malbaie, Inc. (“Malbaie”), a Canadian newsprint company, and Madison Paper Industries, a partnership operating a supercalendered paper mill in Maine (together, the “Paper Mills”).
We received no distributions from the Paper Mills for the nine month period ended September 28, 2014. In the nine month period ended September 29, 2013, we received distributions from Malbaie of $1.4 million.
We purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $15 million for the nine month periods ended September 28, 2014 and September 29, 2013, respectively.

NOTE 6. DEBT OBLIGATIONS
As of September 28, 2014, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 28, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due 2015	5.0%	$244,083	$—
Short-term capital lease obligations		—	21
Total current portion of debt and capital lease obligations		244,083	21
Long-term debt and capital lease obligations
Senior notes due 2015	5.0%	—	244,057
Senior notes due 2016	6.625%	187,420	205,111
Option to repurchase ownership interest in headquarters building in 2019		231,131	228,259
Long-term capital lease obligations		6,730	6,715
Total long-term debt and capital lease obligations		425,281	684,142
Total debt and capital lease obligations		$669,364	$684,163
See Note 8 for information regarding the fair value of our long-term debt.
During the first nine months of 2014, we repurchased approximately $18.4 million principal amount of our 6.625% senior unsecured notes due December 2016 (“6.625% Notes”) and recorded a $2.2 million pre-tax charge in connection with the repurchases within interest expense.
During the first nine months of 2013, we repurchased approximately $17.4 million principal amount of our 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases within interest expense.
See Note 16 for additional information on debt repurchases.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cash interest expense	$12,748	$12,995	$38,870	$39,508
Premium on debt repurchases	2,188	1,499	2,188	2,127
Amortization of discount on debt	1,314	1,355	3,632	3,622
Interest income	(996)	(395)	(2,930)	(1,088)
Total interest expense, net	$15,254	$15,454	$41,760	$44,169

NOTE 7. OTHER

Severance Costs

On October 1, 2014, we announced cost-saving efforts that will result in a number of workforce reductions and layoffs across the Company. The workforce reductions are actions taken under our severance plan in connection with our continued focus on operating efficiencies. In accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” we accounted for this liability in the third quarter of 2014 when the liability was probable and reasonably estimable. We recognized severance costs of $21.4 million in the third quarter of 2014 and $26.7 million in the first nine months of 2014, substantially all of which is related to these workforce reductions. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.

As of September 28, 2014, we had a severance liability of $28.6 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets. We anticipate most of the expenditures associated with the workforce reductions will be recognized within the next twelve months. See recent developments in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Severance costs were $0.6 million and $8.3 million for the third quarter of 2013 and the first nine months of 2013, respectively.

Early Termination Charge

During the first nine months ended September 28, 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.

Pension Settlement Charge

During the first nine months ended September 28, 2014, we recorded a $9.5 million pension settlement charge in connection with a lump-sum payment offer to certain former employees. See Note 9 for additional information regarding the pension settlement charge.

Reserve for Uncertain Tax Positions

During the first six months ended June 29, 2014, we recorded a $9.5 million income tax benefit primarily due to a reduction in the Company’s reserve for uncertain tax positions.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial liabilities measured at fair value on a recurring basis as of September 28, 2014 and December 29, 2013:

(In thousands)	September 28, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Deferred compensation	$43,767	$43,767	$—	$—

(In thousands)	December 29, 2013
	Total	Level 1	Level 2	Level 3
Liabilities
Deferred compensation	$51,660	$51,660	$—	$—
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
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, that were part of operations that have been classified as discontinued operations are only recorded at the fair value if an impairment charge is recognized. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the impairment losses recorded during 2013 on those assets:

(In thousands)	Carrying Value	Fair Value Measured and Recorded Using			Impairment Losses
	September 29, 2013	Level 1	Level 2	Level 3	2013
Property, plant and equipment (1)	$55,056	$—	$—	$55,056	$34,300

(1)
Impairment losses related to the New England Media Group are included within “(Loss) from discontinued operations, net of income taxes” in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 29, 2013. See Note 11 for additional information.

Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our marketable debt securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of September 28, 2014 and December 29, 2013, the amortized cost approximated fair value. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $419 million and $677 million as of September 28, 2014 and December 29, 2013, respectively. The fair value of our long-term debt was approximately $530 million and $819 million as of September 28, 2014 and December 29, 2013, respectively. We estimate the fair value of our debt utilizing market quotations

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

Single-Employer Plans

We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in joint Company and Guild-sponsored plans covering employees of The New York Times Newspaper Guild, including The Newspaper Guild of New York - The New York Times Pension Fund, which was frozen and replaced with a new defined benefit pension plan, The Guild-Times Adjustable Pension Plan. On June 18, 2014, the Board of Trustees of The Guild-Times Adjustable Pension Fund received a favorable determination letter from the Internal Revenue Service approving the new plan.

The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	September 28, 2014			September 29, 2013
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,386	$—	$2,386	$2,323	$256	$2,579
Interest cost	21,112	2,382	23,494	19,284	2,643	21,927
Expected return on plan assets	(28,460)	—	(28,460)	(31,063)	—	(31,063)
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Amortization of actuarial loss	6,655	990	7,645	8,443	1,313	9,756
Net periodic pension cost/(income)	$1,207	$3,372	$4,579	$(1,499)	$4,212	$2,713

	For the Nine Months Ended
	September 28, 2014			September 29, 2013
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$7,158	$—	$7,158	$6,968	$768	$7,736
Interest cost	63,336	7,968	71,304	57,858	7,929	65,787
Expected return on plan assets	(85,380)	—	(85,380)	(93,188)	—	(93,188)
Amortization of prior service credit	(1,456)	—	(1,456)	(1,459)	—	(1,459)
Amortization of actuarial loss	19,964	3,077	23,041	25,327	3,935	29,262
Effect of pension settlement	—	9,525	9,525	—	—	—
Net periodic pension cost/(income)	$3,622	$20,570	$24,192	$(4,494)	$12,632	$8,138

On August 8, 2014, the Highway and Transportation Funding Act of 2014 was enacted. The legislation extended interest rate stabilization for single-employer defined benefit pension plan funding for an additional five years. During the first nine months of 2014, we made pension contributions of approximately $12 million to certain qualified pension plans and we expect to make an additional $1.9 million contribution in 2014 to satisfy minimum funding requirements.

Multiemployer Plans

In the third quarter of 2013, we recorded a $6.2 million charge related to a partial withdrawal obligation under a multiemployer pension plan.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Lump-Sum Payment Offer
During the first quarter of 2014, we offered to certain former employees who participate in certain non-qualified pension plans the option to elect to receive a lump-sum payment equal to the present value of the participant’s pension benefit. The election period for this voluntary offer closed on April 25, 2014, and thereafter we made a lump-sum payment of approximately $24 million to those former employees who accepted the offer, reducing pension obligations by approximately $32 million. As a result, during the second quarter of 2014, we recorded a pension settlement charge of $9.5 million.

Other Postretirement Benefits

The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$145	$285	$439	$855
Interest cost	930	1,009	2,950	3,027
Amortization of prior service credit	(1,800)	(3,693)	(5,000)	(11,078)
Amortization of actuarial loss	1,237	1,022	3,605	3,066
Net periodic postretirement benefit cost/(income)	$512	$(1,377)	$1,994	$(4,130)

On September 2, 2014, the ERISA Management Committee approved certain changes to The New York Times Company Retiree Medical Plan provisions, which triggered a remeasurement under ASC 715-60, “Compensation–Retirement Benefits–Defined Benefit Plans–Other Postretirement.” The change in the plan provisions decreased obligations by $17.4 million and the change in discount rate as of the remeasurement date increased obligations by $3.6 million. Overall, the remeasurement decreased our obligations by $13.8 million as reflected in other comprehensive income in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Comprehensive Income/(Loss) as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Unrecognized (gain)/loss due to change in discount rate	$3,617	$—	$3,617	$—
Unrecognized prior service cost due to change in plan provisions	(17,373)	—	(17,373)	—
Total effect of other postretirement benefit changes	$(13,756)	$—	$(13,756)	$—

Recent Developments

On October 27, 2014, the Society of Actuaries (“SOA”) released new mortality tables that increased life expectancy assumptions. Based on this data, it is likely we will revise the mortality assumptions used in determining our pension and postretirement benefit obligations. We expect the adoption of new mortality assumptions for purposes of funding our plans will trail the adoption for accounting purposes. Our preliminary analysis of the impact of the revised mortality tables, when fully implemented for accounting and plan funding purposes, estimates an increase of approximately $150 million in pension and postretirement liabilities and approximately $10 million in annual pension and postretirement expense and may result in higher pension funding requirements in future periods depending upon the funded status of our pension plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 10. INCOME TAXES

The Company had an income tax benefit of $10.2 million and $12.2 million in the third quarter and first nine months of 2014, respectively. The income tax benefit in the third quarter of 2014 was primarily due to the pre-tax loss from continuing operations.

The Company had income tax expense of $2.6 million on a pre-tax loss of $2.7 million in the third quarter of 2013 and income tax expense of $21.5 million on a pre-tax gain of $39.6 million in the first nine months of 2013. Included in the tax expense for the third quarter of 2013 was a charge of $1.5 million related to the remeasurement of deferred tax assets in connection with the sale of the New England Media Group.

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

As a result of the sale, we triggered complete or partial withdrawal obligations under several multiemployer pension plans. Accordingly, we recorded a pension withdrawal expense estimated to be approximately $8.0 million in the third quarter of 2013. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us.

The carrying value of goodwill and intangible assets associated with the New England Media Group had been previously written down to zero. During the third quarter of 2013, we estimated the fair value less cost to sell of the group, which resulted in a $34.3 million impairment charge for fixed assets at the New England Media Group.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$—	$89,073	$—	$268,737
Total operating costs	—	85,157	—	262,079
Multiemployer pension plan withdrawal expense(1)	—	7,997	—	7,997
Write-down of assets	—	34,300	—	34,300
Loss from joint ventures	—	(82)	—	(205)
Interest expense, net	—	3	—	9
Pre-tax loss	—	(38,466)	—	(35,853)
Income tax benefit	—	(19,479)	—	(16,858)
(Loss) from discontinued operations, net of income taxes	—	(18,987)	—	(18,995)
(Loss)/gain on sale, net of income taxes:
Loss on sale	—	—	(1,559)	—
Income tax benefit	—	—	(565)	—
Loss on sale, net of income taxes	—	—	(994)	—
(Loss) from discontinued operations, net of income taxes	$—	$(18,987)	$(994)	$(18,995)
(1) The multiemployer pension plan withdrawal expense related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

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

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(12,499)	$(5,239)	$(574)	$18,474
(Loss) from discontinued operations, net of income taxes	—	(18,987)	(994)	(18,995)
Net (loss)	$(12,499)	$(24,226)	$(1,568)	$(521)
Average number of common shares outstanding–Basic	150,822	150,033	150,728	149,724
Incremental shares for assumed exercise of securities	—	—	—	6,736
Average number of common shares outstanding–Diluted	150,822	150,033	150,728	156,460
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.08)	$(0.03)	$—	$0.12
(Loss) from discontinued operations, net of income taxes	—	(0.13)	(0.01)	(0.13)
Net (loss)–Basic	$(0.08)	$(0.16)	$(0.01)	$(0.01)
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.08)	$(0.03)	$—	$0.12
(Loss) from discontinued operations, net of income taxes	—	(0.13)	(0.01)	(0.12)
Net (loss)–Diluted	$(0.08)	$(0.16)	$(0.01)	$—
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our warrants, restricted stock units and stock options could have the most significant impact on diluted shares.
In January 2009, pursuant to a securities purchase agreement, we issued warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would have an anti-dilutive effect on per share amounts.
The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, was approximately 6 million in the third quarter and first nine months of 2014 and approximately 13 million in the third quarter of 2013 and 9 million in the first nine months of 2013.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 29, 2013	$842,910	$3,624	$846,534
Net (loss)/income	(1,568)	41	(1,527)
Other comprehensive income, net of tax	21,757	—	21,757
Effect of issuance of shares	(841)	—	(841)
Dividends declared	(18,179)	—	(18,179)
Stock-based compensation	7,163	—	7,163
Balance as of September 28, 2014	$851,242	$3,665	$854,907

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 30, 2012:	$662,325	$3,311	$665,636
Net (loss)	(521)	(304)	(825)
Other comprehensive income, net of tax	14,211	—	14,211
Effect of issuance of shares	5,767	—	5,767
Dividends declared	(5,985)	—	(5,985)
Stock-based compensation	7,277	—	7,277
Balance as of September 29, 2013	$683,074	$3,007	$686,081

The following table summarizes the changes in accumulated other comprehensive loss by component as of September 28, 2014:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2013	$12,674	$(415,285)	$(402,611)
Other comprehensive (loss)/income before reclassifications, before tax(1)	(7,163)	—	(7,163)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	20,190	20,190
Effect of other postretirement benefit remeasurement	—	13,756	13,756
Pension settlement charge	—	9,525	9,525
Income tax (benefit)/expense	(2,694)	17,245	14,551
Net current-period other comprehensive (loss)/income, net of tax	(4,469)	26,226	21,757
Balance as of September 28, 2014	$8,205	$(389,059)	$(380,854)

(1)	All amounts are shown net of noncontrolling interest.
During the third quarter of 2014, the Company recorded an adjustment to other comprehensive income to reflect the reclassification for the pension settlement charge that was recorded in the second quarter of 2014.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes the reclassifications from accumulated other comprehensive loss for the periods ended September 28, 2014:

(In thousands)	For the Quarter Ended September 28, 2014	For the Nine Months Ended September 28, 2014
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affect line item in the statement where net income is presented

Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,286)	$(6,456)	Selling, general & administrative costs
Amortization of actuarial loss(1)	8,882	26,646	Selling, general & administrative costs
Effect of other postretirement benefit remeasurement (2)	13,756	13,756
Pension settlement charge	9,525	9,525	Pension settlement charge
Total reclassification, before tax(3)	29,877	43,471
Income tax expense	9,410	14,551	Income tax (benefit)/expense
Total reclassification, net of tax	$20,467	$28,920

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for additional information.

(2)	See Note 9 for additional information on the effect of other postretirement benefit remeasurement.

(3)	There were no reclassifications relating to noncontrolling interest for the three and nine months ended September 28, 2014.

NOTE 14. SEGMENT INFORMATION

We have one reportable segment that includes The New York Times, the International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the condensed consolidated financial statements.
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group. The New England Media Group, which includes The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses, has been classified as a discontinued operation for all periods presented. See Note 11 for further information on the sale of the New England Media Group.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, office rental income, conferences/events and e-commerce.
NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $29.2 million of restricted cash as of September 28, 2014 and $28.1 million as of December 29, 2013, primarily to collateralize obligations under our workers’ compensation programs. Restricted cash is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Newspaper and Mail Deliverers – Publishers’ Pension Fund
On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers’ - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that the Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended September 28, 2014.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS

Debt Repurchases

In October 2014, we repurchased a total of approximately $20.4 million principal amount of our 5.0% senior unsecured notes due March 2015.

Lump-Sum Payment Offer

The Company plans to offer certain terminated vested participants in various qualified defined benefit pension plans the option to immediately receive a lump-sum payment equal to the present value of his or her pension benefit in full settlement of the plan’s pension obligation, or to immediately commence a reduced monthly annuity.  The election period for this voluntary offer is expected to be from November 21, 2014 to December 26, 2014.  The Company expects that settlement distributions, which will be funded with existing assets of the pension plans and not with Company cash, will be made beginning at the end of 2014.

Assuming an acceptance rate of 50%, the Company would settle approximately $200 million to $225 million in pension obligations and record settlement charges in the fourth quarter of 2014 and the first quarter of 2015 totaling approximately $60 million to $80 million. The charges are associated with the acceleration of the recognition of the accumulated unrecognized actuarial loss.  The actual amount of the charges will largely depend upon the number of participants electing the offer and the associated pension benefit of those electing participants, as well as interest rates and asset performance, and will be actuarially determined when the election period closes.

We expect the completion of this offer to have a modest favorable impact on the funded status of our qualified pension plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, digital businesses and investments in paper mills. Our current businesses include The New York Times (“The Times”), the International New York Times, NYTimes.com, international.nytimes.com and related businesses. We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, office rental income, conferences/events and e-commerce. Our main operating costs are employee-related costs and raw materials, primarily newsprint.
Joint venture investments accounted for under the equity method are currently as follows:

▪	a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.; and

▪	a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP items, respectively, diluted (loss)/earnings per share, operating profit and operating costs, see “Results of Operations — Non-GAAP Financial Measures.”
Financial Highlights
For the third quarter of 2014, diluted loss per share from continuing operations was $0.08 compared with a loss of $0.03 for the prior-year period. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) for such periods was $0.03 and $0.01, respectively.
Operating loss in the third quarter of 2014 was $9.0 million compared with an operating profit of $12.9 million for the prior-year period. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items, discussed below, (or “adjusted operating profit,” a non-GAAP measure) for such periods was $40.0 million and $45.0 million, respectively. The operating loss was mainly due to an increase in operating costs, driven principally by severance expense associated with workforce reductions and investment spending associated with the Company’s strategic initiatives.
During the third quarter of 2014, total revenues increased 0.8% compared with the same prior-year period, driven by an increase in circulation and other revenues. During the first nine months of 2014, total revenues increased 0.9% compared with the same prior-year period, driven by growth in circulation and other revenues, partially offset by declines in advertising revenues.
Compared with the prior-year periods, circulation revenues increased 1.3% in the third quarter of 2014 and 1.6% in the first nine months of 2014, as digital subscription initiatives and the 2014 home-delivery price increase at The Times more than offset a decline in print copies sold. Circulation revenues from our digital-only subscription packages increased 13.3% and 13.5% in the third quarter and first nine months of 2014, respectively, compared with the prior-year periods. Paid subscribers to digital-only subscription packages totaled approximately 875,000 as of the end of the third quarter of 2014, an increase of 44,000 subscribers compared with the end of the second quarter and an increase of 20 percent compared with the end of the third quarter of 2013.
Total advertising revenues decreased 0.1% in the third quarter of 2014 compared to the same prior-year period, reflecting a 5.3% decrease in print advertising revenues and 16.5% increase in digital advertising revenues. Total advertising revenues decreased 0.4% in the first nine months of 2014, reflecting a 2.7% decrease in print advertising revenues and 6.9% increase in digital advertising revenues, compared with the same prior-year period.
Compared with the prior-year periods, other revenues increased 2.7% in the third quarter of 2014 and 3.9% in the first nine months of 2014, driven by higher revenues from our online retail store, events and content licensing.
Operating costs in the third quarter of 2014 increased 9.1% to $373.8 million compared with $342.7 million in the prior-year period. Operating costs increased 6.0% in the first nine months of 2014 compared with the same prior-year period. The increase was primarily due to severance expense associated with previously disclosed workforce reductions as well as higher compensation and benefits expenses primarily related to the Company’s strategic initiatives, partially offset by efficiencies in print distribution and customer care. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) increased 2.5% to $324.7 million in the third quarter of 2014 compared with $316.7 million in the prior-year period.
Non-operating retirement costs increased to $8.3 million from $5.1 million, driven by lower expected returns on pension assets and by higher pension interest cost and expenses associated with multiemployer pension plan withdrawal obligations.
As of September 28, 2014, we had cash, cash equivalents and short- and long-term marketable securities of approximately $966 million and total debt and capital lease obligations of approximately $669 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $296 million. Our cash, cash equivalents and marketable securities decreased since the end of 2013, primarily due to the seasonal payment of approximately $44 million in variable compensation, the repayment of approximately $26 million of loans taken against the cash value of corporate-owned life insurance (“COLI”) policies and a lump-sum cash payment of approximately $24 million related to a pension settlement. We expect the repayment of the COLI loans to reduce net interest expense by approximately $1.5 million annually. Additionally, in the first nine months of 2014, we contributed approximately $12 million to certain qualified pension plans, made income tax payments of approximately $9 million, repaid debt and capital lease obligations of approximately $19 million and paid dividends of approximately $18 million.

On September 18, 2014, our board of directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on October 23, 2014, to all stockholders of record as of the close of business on October 8, 2014. This quarterly dividend has allowed us to return capital to our stockholders while also maintaining the financial flexibility necessary to continue to invest in our transformation and strategic initiatives. Given current conditions and the expectation of continued volatility in advertising revenue, as well as the early stage of our growth strategy, we believe it is in the best interests of the Company to maintain a conservative balance sheet and a prudent view of our cash flow going forward. Our board of directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.

Recent Developments

Workforce Reductions
On October 1, 2014, we announced certain cost-saving efforts that will result in a number of workforce reductions under our severance plan. We expect these efforts will allow us to strengthen our operating efficiencies while continuing to safeguard the quality of our journalism and invest in our digital products and strategic initiatives. We recognized severance costs of $21.4 million in the third quarter of 2014 (substantially all of which are related to these workforce reductions) and $26.7 million in the first nine months of 2014. See Note 7 of our Condensed Consolidated Financial Statements for additional information regarding these workforce reductions.

Non-Operating Retirement Costs
Beginning in the first quarter of 2014, we began providing supplemental non-GAAP information on adjusted diluted earnings per share, adjusted operating costs and adjusted operating profit, in each case adjusted to exclude non-operating retirement costs. We believe that this supplemental information helps clarify how the employee benefit costs of our principal plans affect our financial position and how they may affect future operating performance, allowing for a better long-term view of the business. See “Results of Operations — Non-GAAP Financial Measures” for more information.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have a significant impact on our reported financial results. We expect to continue to experience year-to-year volatility in our retirement-related costs, including pension, multiemployer pension and retiree medical costs. In 2014, we expect that our total non-operating retirement costs will increase to $44 million, or by approximately $27 million compared with 2013 (excluding a $6.2 million multiemployer pension plan withdrawal expense in 2013), due principally to a lower expected return on pension plan assets arising from a shift in asset mix from equity to bonds, higher interest costs, the impact of the acceleration of prior service costs due to the sale of the New England Media Group on retiree medical costs, and higher expenses associated with our multiemployer pension plan withdrawal obligations. See “Liquidity and Capital Resources” for additional information regarding our pension obligations and benefit expense.

Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
For the fourth quarter of 2014, we expect circulation revenues to increase at a rate similar to that of the third quarter of 2014, driven by the benefit from our digital subscription initiatives and from the most recent home-delivery price increase, partially offset by print weakness, particularly in newsstand volume. We expect the number of net new digital subscriber additions in the fourth quarter of 2014 to be in the mid-30,000s.
We expect advertising trends to remain challenging and subject to significant month-to-month volatility. In the fourth quarter of 2014, we expect advertising revenues to decrease in the mid-single digits compared with the fourth quarter of 2013, in part due to more challenging year-over-year comparisons, particularly in print. We expect digital advertising revenue to increase in the high-single digits in that period.
We expect other revenues to grow more than 10% in the fourth quarter of 2014 compared with the fourth quarter of 2013, driven primarily by growth in our conference and e-commerce businesses.
We expect operating costs and adjusted operating costs to be roughly flat in the fourth quarter of 2014 compared with the fourth quarter of 2013.  We also believe that continuing expense management efforts, which include workforce reductions announced in the fourth quarter of 2014, should allow us to maintain or slightly lower our operating costs and adjusted operating costs in 2015, relative to 2014 levels.
During the first nine months of 2014, we made pension contributions of approximately $12 million to certain qualified pension plans and we expect to make an additional $1.9 million contribution in 2014 to satisfy minimum funding requirements.

We also expect the following on a pre-tax basis for full-year 2014:

•	Results from joint ventures: loss of $1 million to $3 million,

•	Depreciation and amortization: $75 to $80 million,

•	Interest expense, net: $53 to $57 million, and

•	Capital expenditures: $35 million.
In addition, for full-year 2015, we currently expect depreciation and amortization to decline to a range of $60 to $65 million as we retire a major enterprise software system, and interest expense to decline to a range of $40 to $45 million as we intend to repay with existing cash balances our 5% senior notes due in March 2015.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Revenues
Circulation	$206,729	$204,156	1.3	$626,267	$616,603	1.6
Advertising	137,905	138,018	(0.1)	452,980	454,595	(0.4)
Other	20,084	19,564	2.7	64,598	62,172	3.9
Total revenues	364,718	361,738	0.8	1,143,845	1,133,370	0.9
Operating costs
Production costs:
Raw materials	20,875	21,064	(0.9)	64,513	66,913	(3.6)
Wages and benefits	90,777	82,387	10.2	267,418	247,199	8.2
Other	49,525	49,144	0.8	146,173	148,286	(1.4)
Total production costs	161,177	152,595	5.6	478,104	462,398	3.4
Selling, general and administrative costs	193,198	169,824	13.8	565,506	519,610	8.8
Depreciation and amortization	19,375	20,293	(4.5)	58,636	57,981	1.1
Total operating costs	373,750	342,712	9.1	1,102,246	1,039,989	6.0
Early termination charge	—	—	N/A	2,550	—	N/A
Multiemployer pension plan withdrawal expense	—	6,171	(100.0)	—	6,171	(100.0)
Pension settlement charge	—	—	N/A	9,525	—	N/A
Operating (loss)/profit	(9,032)	12,855	*	29,524	87,210	(66.1)
Income/(loss) from joint ventures	1,599	(123)	*	(523)	(3,398)	(84.6)
Interest expense, net	15,254	15,454	(1.3)	41,760	44,169	(5.5)
(Loss)/income from continuing operations before income taxes	(22,687)	(2,722)	*	(12,759)	39,643	*
Income tax (benefit)/expense	(10,247)	2,578	*	(12,226)	21,473	*
(Loss)/income from continuing operations	(12,440)	(5,300)	*	(533)	18,170	*
(Loss) from discontinued operations, net of income taxes	—	(18,987)	*	(994)	(18,995)	(94.8)
Net (loss)	(12,440)	(24,287)	(48.8)	(1,527)	(825)	85.1
Net (income)/loss attributable to the noncontrolling interest	(59)	61	*	(41)	304	*
Net (loss) attributable to The New York Times Company common stockholders	$(12,499)	$(24,226)	(48.4)	$(1,568)	$(521)	*
* Represents an increase or decrease in excess of 100%.

Revenues

Circulation Revenues

Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions, single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including digital-only subscription packages, e-readers and replica editions.

Circulation revenues increased in the third quarter and first nine months of 2014 compared with the same prior-year periods mainly due to new and existing digital subscription initiatives and the 2014 increase in home-delivery prices at The Times, partially offset by a decline in print copies sold. Circulation revenue from our digital-only subscription products was $42.8 million in the third quarter of 2014 and $124.8 million in the first nine months of 2014, increases of 13.3% and 13.5%, respectively, compared with prior-year periods.

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is sensitive to economic conditions and affected by the continuing transformation of our industry.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
National	$107,618	$109,747	(1.9)	$353,913	$358,757	(1.4)
Retail	16,718	15,186	10.1	56,076	52,612	6.6
Classified	13,569	13,085	3.7	42,991	43,226	(0.5)
Total advertising	$137,905	$138,018	(0.1)	$452,980	$454,595	(0.4)
Below is a percentage breakdown of advertising revenues in the first nine months of 2014 and 2013 (print and digital):

First Nine Months	National	Retail	Classified	Total
2014	78%	12%	10%	100%
2013	79%	12%	9%	100%
Total advertising revenues decreased 0.1% in the third quarter of 2014 and 0.4% in the first nine months of 2014 compared with the same prior-year periods, due to lower print advertising revenues partially offset by higher digital advertising revenues. Print advertising revenues, which represented approximately 72% of total advertising revenues, decreased 5.3% in the third quarter of 2014 and 2.7% in the first nine months of 2014, mainly due to decreases in spending in the national display advertising category, partially offset by higher spending in the retail advertising category, compared with the same prior-year periods.
Digital advertising revenues, which represented approximately 28% of total advertising revenues, increased 16.5% in the third quarter of 2014, primarily due to increases in the national and retail display advertising categories, offset by declines in the classified advertising category, compared with the same prior-year period. Digital advertising revenues increased 6.9% in the first nine months of 2014, primarily due to increases in the national and retail advertising categories, offset by declines in the classified advertising category, compared with the same prior-year period.
In the third quarter of 2014, total national advertising revenues decreased, mainly driven by declines in entertainment, automotive and transportation offset by increases in the advocacy and technology categories.

In the first nine months of 2014, total national advertising revenues decreased mainly driven by declines in automotive, healthcare and entertainment offset by increases in the advocacy, telecommunications and international fashion categories.

Other Revenues

Other revenues consist primarily of revenues from news services/syndication, digital archives, office rental income, conferences/events and e-commerce. Other revenues increased 2.7% in the third quarter of 2014 and 3.9% in the first nine months of 2014 compared with the same prior-year periods in 2013 driven by higher revenues from our online retail store, events and content licensing.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Production costs:
Raw materials	$20,875	$21,064	(0.9)	$64,513	$66,913	(3.6)
Wages and benefits	90,777	82,387	10.2	267,418	247,199	8.2
Other	49,525	49,144	0.8	146,173	148,286	(1.4)
Total production costs	161,177	152,595	5.6	478,104	462,398	3.4
Selling, general and administrative costs	193,198	169,824	13.8	565,506	519,610	8.8
Depreciation and amortization	19,375	20,293	(4.5)	58,636	57,981	1.1
Total operating costs	$373,750	$342,712	9.1	$1,102,246	$1,039,989	6.0

Production Costs

Production costs increased in the third quarter of 2014 compared with the same period in 2013 mainly due to higher salaries and wages (approximately $5 million) and benefits expense (approximately $3 million).

Production costs increased in the first nine months of 2014 compared with the same period in 2013 primarily due to higher salaries and wages (approximately $13 million) and benefits (approximately $5 million), offset in part by lower raw materials expense (approximately $2 million). Newsprint expense declined 5.1% in the first nine months of 2014 compared with the same period in 2013, with 3.1% from lower consumption and 2.0% from lower pricing.

Selling, General and Administrative Costs
Selling, general and administrative costs increased in the third quarter of 2014 compared with the same period in 2013 primarily due to severance expense associated with workforce reductions. Benefits expense was higher mainly due to higher retirement costs.

Selling, general and administrative costs increased in the first nine months of 2014 compared with the same period in 2013 primarily due to severance expense associated with workforce reductions as well as higher compensation and benefits (approximately $36 million), other compensation expense (approximately $3 million) and promotion costs (approximately $10 million), offset by lower distribution costs ($9 million). Benefits expense was higher mainly due to higher retirement costs. Promotion costs were higher mainly due to the launch of our new digital products and print circulation marketing. Lower distribution costs were mainly due to lower print copies produced and transportation efficiency.

Other Items

Early Termination Charge

During the first nine months ended September 28, 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement, which we expect will result in distribution cost savings for the Company in future periods.

Pension Settlement Charge

During the first nine months ended September 28, 2014, we recorded a pension settlement charge of $9.5 million in connection with the lump-sum payments to certain former employees of approximately $24 million to reduce pension obligations by approximately $32 million.

Reserve for Uncertain Tax Positions

During the first six months ended June 29, 2014, we recorded a $9.5 million income tax benefit primarily due to a reduction in the Company’s reserve for uncertain tax positions.

Non-Operating Items

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cash interest expense	$12,748	$12,995	$38,870	$39,508
Premium on debt repurchases	2,188	1,499	2,188	2,127
Amortization of discount on debt	1,314	1,355	3,632	3,622
Interest income	(996)	(395)	(2,930)	(1,088)
Total interest expense, net	$15,254	$15,454	$41,760	$44,169

“Interest expense, net” decreased in the third quarter of 2014 and first nine months of 2014 compared with the same prior-year period mainly due to a lower level of debt outstanding as a result of debt repurchases made in 2013 and higher interest income.

Income Taxes
The Company had an income tax benefit of $10.2 million and $12.2 million in the third quarter and first nine months of 2014, respectively. The income tax benefit in the third quarter of 2014 was primarily due to the pre-tax loss resulting from severance costs associated with workforce reductions.

The Company had income tax expense of $2.6 million on a pre-tax loss of $2.7 million in the third quarter of 2013 and income tax expense of $21.5 million on a pre-tax gain of $39.6 million in the first nine months of 2013. Included in the tax expense for the third quarter of 2013 is a charge of $1.5 million related to the remeasurement of deferred tax assets in connection with the sale of the New England Media Group.

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

The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$—	$89,073	$—	$268,737
Total operating costs	—	85,157	—	262,079
Multiemployer pension plan withdrawal expense (1)	—	7,997	—	7,997
Write-down of assets	—	34,300	—	34,300
Loss from joint ventures	—	(82)	—	(205)
Interest expense, net	—	3	—	9
Pre-tax loss	—	(38,466)	—	(35,853)
Income tax benefit	—	(19,479)	—	(16,858)
(Loss) from discontinued operations, net of income taxes	—	(18,987)	—	(18,995)
(Loss)/gain on sale, net of income taxes:
Loss on sale	—	—	(1,559)	—
Income tax benefit	—	—	(565)	—
Loss on sale, net of income taxes	—	—	(994)	—
(Loss) from discontinued operations, net of income taxes	$—	$(18,987)	$(994)	$(18,995)
(1) The multiemployer pension plan withdrawal expense related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

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
The special items in the first nine months of 2014 consisted of a $9.5 million pension settlement charge in connection with a lump-sum payment offer to certain former employees, a reduction in the reserve for uncertain tax positions of $9.5 million and a $2.6 million charge for the early termination of a distribution agreement. The special item in the third quarter and first nine months of 2013 consisted of a $6.2 million charge for a partial withdrawal obligation under a multiemployer pension plan.

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
Reconciliations of non-GAAP financial measures from, respectively, diluted (loss)/earnings per share from continuing operations, operating profit and operating costs, the most directly comparable GAAP items, as well as details on the components of non-operating retirement costs, are set out in the tables below.

Reconciliation of diluted (loss)/earnings per share from continuing operations excluding severance, non-operating retirement costs and special items (or adjusted diluted earnings per share from continuing operations)

	For the Quarters Ended			For the Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Diluted (loss)/earnings per share from continuing operations	$(0.08)	$(0.03)	*	$—	$0.12	-100.0%
Add:
Severance	0.08	—		0.11	0.03
Non-operating retirement costs	0.03	0.02		0.10	0.05
Special items:
Reduction in uncertain tax positions	—	—		(0.06)	—
Multiemployer pension plan withdrawal expense	—	—		0.04	—
Pension withdrawal expense	—	0.02		—	0.02
Early termination charge	—	—		0.01	—
Adjusted diluted earnings per share from continuing operations	$0.03	$0.01	*	$0.20	$0.22	-9.1%
* Represents an increase or decrease in excess of 100%

Reconciliation of operating (loss)/profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Operating (loss)/profit	$(9,032)	$12,855	*	$29,524	$87,210	-66.1%
Add:
Depreciation & amortization	19,375	20,293		58,636	57,981
Severance	21,365	622		26,662	8,346
Non-operating retirement costs	8,327	5,064		25,506	13,105
Special items:
Multiemployer pension plan withdrawal expense	—	6,171		—	6,171
Pension withdrawal expense	—	—		9,525	—
Early termination charge	—	—		2,550	—
Adjusted operating profit	$40,035	$45,005	-11.0%	$152,403	$172,813	-11.8%

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Operating costs	$373,750	$342,712	9.1%	$1,102,246	$1,039,989	6.0%
Less:
Depreciation & amortization	19,375	20,293		58,636	57,981
Severance	21,365	622		26,662	8,346
Non-operating retirement costs	8,327	5,064		25,506	13,105
Adjusted operating costs	$324,683	$316,733	2.5%	$991,442	$960,557	3.2%

Components of non-operating retirement costs
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Pension:
Interest cost	$23,494	$21,927		$71,304	$65,787
Expected return on plan assets	(28,460)	(31,063)		(85,380)	(93,188)
Amortization of actuarial loss	7,645	9,756		23,041	29,262
Non-operating pension costs	2,679	620	*	8,965	1,861	*
Other postretirement benefits:
Interest cost	930	1,009		2,950	3,027
Amortization of actuarial loss	1,237	1,022		3,605	3,066
Non-operating other postretirement costs	2,167	2,031	6.7%	6,555	6,093	7.6%
Expenses associated with multiemployer pension plan withdrawal obligations	3,481	2,413		9,986	5,151
Total non-operating retirement costs(1)	$8,327	$5,064	64.4%	$25,506	$13,105	94.6%
* Represents an increase or decrease in excess of 100%

(1)	Total non-operating retirement costs were $7.4 million in the fourth quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months, including the maturities of our senior notes due March 2015. As of September 28, 2014, we had cash, cash equivalents and short- and long-term marketable securities of approximately $966 million and total debt and capital lease obligations of approximately $669 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $296 million. Our cash, cash equivalents and marketable securities decreased since the end of 2013, primarily due to the seasonal payment of approximately $44 million in variable compensation, the repayment of approximately $26 million of loans taken against the cash value of corporate-owned life insurance policies and a lump-sum cash payment of approximately $24 million related to a pension settlement. Additionally, during the first nine months of 2014, we contributed approximately $12 million to certain qualified pension plans and made income tax payments of approximately $9 million, repaid debt and capital lease obligations of approximately $19 million and paid dividends of approximately $18 million.

On September 18, 2014, our board of directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on October 23, 2014, to all stockholders of record as of the close of business on October 8, 2014. Our board of directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.

During the first nine months of 2014, we made pension contributions of approximately $12 million to certain qualified pension plans and we expect to make an additional $1.9 million contribution in 2014 to satisfy minimum funding requirements.

On October 27, 2014, the Society of Actuaries (“SOA”) released new mortality tables that increased life expectancy assumptions. Based on this data, it is likely we will revise the mortality assumptions used in determining our pension and postretirement benefit obligations. We expect the adoption of new mortality assumptions for purposes of funding our plans will trail the adoption for accounting purposes. Our preliminary analysis of the impact of the revised mortality tables, when fully implemented for accounting and plan funding purposes, estimates an increase of approximately $150 million in pension and postretirement liabilities and approximately $10 million in annual pension and postretirement expense and may result in higher pension funding requirements in future periods depending upon the funded status of our pension plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

As part of the Company’s ongoing strategy to reduce the size of our legacy pension obligations, during the first quarter of 2014, we offered to certain former employees who participate in certain non-qualified pension plans the option to elect to receive a lump-sum payment equal to the present value of the participant’s pension benefit. The election period for this voluntary offer closed on April 25, 2014, and thereafter we made a lump-sum payment of approximately $24 million to those former employees who accepted the offer, reducing pension obligations by approximately $32 million. As a result, during the second quarter of 2014, we recorded a pension settlement charge of $9.5 million.

In addition, the Company plans to offer certain terminated vested participants in various qualified defined benefit pension plans the option to immediately receive a lump-sum payment equal to the present value of his or her pension benefit in full settlement of the plan’s pension obligation, or to immediately commence a reduced monthly annuity.  The election period for this voluntary offer is expected to be from November 21, 2014 to December 26, 2014.  The Company expects that settlement distributions, which will be funded with existing assets of the pension plans and not with Company cash, will be made beginning at the end of 2014.

Assuming an acceptance rate of 50%, the Company would settle approximately $200 million to $225 million in pension obligations and record settlement charges in the fourth quarter of 2014 and the first quarter of 2015 totaling approximately $60 million to $80 million. The charges are associated with the acceleration of the recognition of the accumulated unrecognized actuarial loss.  The actual amount of the charges will largely depend upon the number of participants electing the offer and the associated pension benefit of those electing participants, as well as interest rates and asset performance, and will be actuarially determined when the election period closes.

We expect the completion of this offer to have a modest favorable impact on the funded status of our qualified pension plans.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) category were as follows:

	For the Nine Months Ended
(In thousands)	September 28, 2014	September 29, 2013
Operating Activities	$36,243	$10,070
Investing Activities	$(68,715)	$(424,581)
Financing Activities	$(35,906)	$(16,202)

Operating Activities

Cash from operating activities are generated by cash receipts from circulation and advertising sales and other revenue transactions. Operating cash outflows generally include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities increased in the first nine months of 2014 compared with the same prior-year period primarily due to lower income tax payments and pension contributions, including a pension settlement, partially offset by declines in operating performance. We made estimated tax payments of approximately $9 million in the first nine months of 2014 compared with approximately $50 million in the first nine months of 2013, with the amount in 2013 mainly driven by the 2012 sales of our ownership interests in Indeed.com and Fenway Sports Group. We made payments to certain pension plans of approximately $36 million (including a lump-sum payment of $24 million in connection with a pension settlement) in the first nine months of 2014 compared with approximately $71 million in the first nine months of 2013, with the amount in 2013 mainly driven by a contribution of approximately $65 million to The New York Times Newspaper Guild pension plan in 2013, of which $28 million was to satisfy minimum funding requirements.

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

In the first nine months of 2014 and 2013, net cash used in investing activities was primarily due to net purchases of marketable securities, capital expenditures and changes in restricted cash. Additionally during the first nine months of 2014, net cash used in investing activities included the repayment of approximately $26 million of loans taken against the cash value of our COLI policies.

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

In the first nine months of 2014, net cash used in financing activities was primarily due to repurchases of $18.4 million of our 6.625% Notes and dividend payments of $18.2 million offset by proceeds from stock option exercises. In the first nine months of 2013, net cash used in financing activities was primarily due to the repurchase of $17.4 million of our 6.625% Notes, offset by proceeds from stock option exercises. In the third quarter of 2013, the Board of Directors announced the initiation of a quarterly dividend on Class A and Class B common stock with the first such dividend payment made in October 2013.

Restricted Cash

We were required to maintain $29.2 million of restricted cash as of September 28, 2014, primarily to collateralize certain workers’ compensation obligations.

Third-Party Financing

As of September 28, 2014, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 28, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due 2015	5.0%	$244,083	$—
Short-term capital lease obligations		—	21
Total current portion of debt and capital lease obligations		244,083	21
Long-term debt and capital lease obligations
Senior notes due 2015	5.0%	—	244,057
Senior notes due 2016	6.625%	187,420	205,111
Option to repurchase ownership interest in headquarters building in 2019		231,131	228,259
Long-term capital lease obligations		6,730	6,715
Total long-term debt and capital lease obligations		425,281	684,142
Total debt and capital lease obligations		$669,364	$684,163

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $530 million as of September 28, 2014, and $819 million as of December 29, 2013.

We were in compliance with our covenants under our third-party financing arrangements as of September 28, 2014.
Ratings
In April 2014, Standard & Poor’s upgraded its rating on the Company’s senior notes to BB from BB- and revised favorably the recovery prospects for the senior notes, changing its recovery rating on these senior notes to 1 from 2, based on its anticipation of a lower balance of priority debt outstanding.
CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013. As of September 28, 2014, our critical accounting policies have not changed from December 29, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern. The new guidance becomes effective for the Company for fiscal years ending on or after December 25, 2016 and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and IFRS. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification (“ASC”) 250, “Accounting

Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. The new guidance becomes effective for the Company for fiscal years beginning on or after January 2, 2017. Early adoption is prohibited. We are currently in the process of evaluating the impact of the new revenue guidance; however, we do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.

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

The recent accounting pronouncements noted above and others not specifically identified in our disclosures are not expected to have a material effect on our financial condition and results of operations.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 29, 2013 and our quarterly report on Form 10-Q for the quarter ended June 29, 2014. As of September 28, 2014, our contractual obligations and off-sheet balance sheet arrangements have not changed materially from June 29, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 29, 2013, details our disclosures about market risk. As of September 28, 2014, there were no material changes in our market risks from December 29, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 28, 2014. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on such evaluation, management concluded that there were no material changes in internal control over financial reporting for the quarter ended September 28, 2014.

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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that the Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contribution base units. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended September 28, 2014.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On August 28, 2014 we issued 200 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
June 30, 2014 - August 3, 2014	—	—	—	$91,386,000
August 4, 2014 - August 31, 2014	—	—	—	$91,386,000
September 1, 2014 - September 28, 2014	—	—	—	$91,386,000
Total for the third quarter of 2014	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the third quarter of 2014, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of October 31, 2014, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 5, 2014	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 28, 2014

Exhibit No.

10.1	Amendment No. 4 to The New York Times Companies Supplemental Retirement and Investment Plan, amended effective September 2, 2014.
10.2	Amendment No. 5 to The New York Times Companies Supplemental Retirement and Investment Plan, amended on September 11, 2014 and effective June 26, 2013.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.