Form 10-K
period 2014-12-28
NEW YORK TIMES CO
filed 2015-02-24
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2014	Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 27, 2014, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $2.2 billion. As of such date, non-affiliates held 66,172 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 19, 2015 (exclusive of treasury shares), was as follows: 165,676,726 shares of Class A Common Stock and 816,635 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be held on May 6, 2015, are incorporated by reference into Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Item 1A — Risk Factors” and “Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “could,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We are a global media organization focused on creating, collecting and distributing high-quality news and information. Our continued commitment to premium content and journalistic excellence makes The New York Times brand a trusted source of news and information for readers and viewers across various media. Recognized widely for the quality of our reporting and content, our publications have been awarded many industry and peer accolades, including 114 Pulitzer Prizes and citations.
The Company includes newspapers, digital businesses and investments in paper mills. We currently have one reportable segment with businesses that include:

•	The New York Times (“The Times”);

•	the International New York Times (“INYT”);

•	our websites, NYTimes.com and international.nytimes.com; and

•	related businesses, such as The Times news services division, digital archive distribution, our conferences business and other products and services under The Times brand.
We generate revenues principally from circulation and advertising. Circulation and advertising revenue information for the Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenues, operating profit and identifiable assets of our foreign operations are not significant.
The Times’s award-winning content is available in print, online and through other digital platforms. The Times’s print edition, a daily (Mon. – Sat.) and Sunday newspaper in the United States, commenced publication in 1851. The NYTimes.com website was launched in 1996.
INYT is the international edition of The Times, tailored and edited for global audiences. First published in 2013, INYT succeeded the International Herald Tribune, a leading daily newspaper that commenced publishing in Paris in 1887. INYT’s content is also available at international.nytimes.com.

THE NEW YORK TIMES COMPANY – P. 1

During 2014, the Company continued to focus on growing its digital business, while also making targeted investments in its print products. During the year, the Company introduced several new products, including NYT Now, a smartphone app targeted to a younger audience; Times Premier, a suite of exclusive online content and features offered to existing print and digital subscribers for an additional charge; and NYT Cooking, a collection of recipes and outstanding food journalism of The Times available on NYTimes.com and the iPad. NYT Now and NYT Cooking were named among the best apps of 2014 by Apple. We also made several investments in our print products, including a major redesign of The New York Times Magazine, which relaunched in early 2015.
The Company sold the New England Media Group in 2013 and the Regional Media Group and the About Group in 2012.  The results of operations for these businesses have been presented as discontinued operations for all periods presented. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding these discontinued operations.
CIRCULATION AND AUDIENCE
Our content reaches a broad audience through our print products, online and through other digital media, including smartphone, tablet and e-reader applications.
Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. Since 2011, we have charged consumers for content provided on NYTimes.com and other digital platforms. NYTimes.com’s metered model offers users free access to a set number of articles per month and then charges users who are not print home-delivery subscribers, once they exceed that number. All print home-delivery subscribers receive free digital access.
The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States for the six-month period ended September 30, 2014, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 28, 2014, The Times’s average print circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 648,900 for weekday (Monday to Friday) and 1,185,400 for Sunday. Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.
Average circulation for INYT (which includes paid circulation of the newspaper in print and electronic replica editions) for the fiscal years ended December 28, 2014, and December 29, 2013, was approximately 219,500 (estimated) and 220,500, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. The final 2014 figure will not be available until April 2015.
According to comScore Media Metrix, an online audience measurement service, in 2014, NYTimes.com had a monthly average of approximately 31 million unique desktop/laptop visitors in the United States and approximately 42 million unique desktop/laptop visitors worldwide. In addition, according to comScore Mobile Metrix, in 2014, we had a monthly average of approximately 28 million unique visitors to The Times on mobile devices in the United States.
Paid subscribers to digital-only subscription packages, e-readers and replica editions totaled approximately 910,000 as of December 28, 2014, an increase of approximately 20% compared with December 29, 2013. This amount includes estimated paid subscribers through our group corporate and group education subscriptions (which collectively represent approximately 5% of total paid digital subscribers) and home-delivery subscribers who also subscribe to Times Premier (which represent approximately 2% of total paid digital subscribers). The number of paid subscribers through group subscriptions is derived using the value of the relevant contract and a discounted basic subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher.

P. 2 – THE NEW YORK TIMES COMPANY

ADVERTISING
We have a comprehensive portfolio of advertising products and services that we provide across multiple platforms, including print, online and mobile.
Beginning in the fourth quarter of 2014, we divide our advertising revenue into three main categories:
Display Advertising
Display advertising is principally from advertisers promoting products, services or brands, such as financial institutions, movie studios, department stores, American and international fashion and technology, in The Times and INYT.  In print, column-inch ads are priced according to established rates, with premiums for color and positioning. The Times had the largest market share in 2014 in print advertising revenue among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume and estimates advertising revenue.
In digital, display advertising comprises banners, video, rich media and other interactive ads on our website and across other digital platforms. Advertisers pay for advertising based on a cost-per-thousand-impression, programmatic or flat rate, or through sponsorship fees.
Display advertising also includes “Paid Posts,” a native advertising product on The Times’s platforms. The Paid Posts product allows advertisers to present longer form marketing content that is distinct from the Times’s editorial content. In 2014, display advertising (print and digital) represented approximately 91% of advertising revenues.
Classified Advertising
Classified advertising includes line ads sold in the major categories of real estate, help wanted, automotive and other. In print, classified advertisers pay on a per-line basis.  In digital, classified advertisers pay on either a per-listing basis for bundled listing packages, or as an add-on to their print ad.  In 2014, classified advertising (print and digital) represented approximately 6% of advertising revenues.
Other Advertising
Other advertising primarily includes creative services fees associated with our branded content studio; revenues from preprinted advertising, also known as free-standing inserts;  revenues generated from branded bags in which our newspapers are delivered; and advertising revenues from our News Services business. In 2014, other advertising (print and digital) represented approximately 3% of our advertising revenues.
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
INYT is printed under contract at 39 sites throughout the world and is sold in 140 countries and territories. INYT is distributed through agreements with other newspapers and third-party delivery agents.
OTHER BUSINESSES
Our other businesses primarily include:

•
The Times news services division, which transmits articles, graphics and photographs from The Times and other publications to over 1,900 newspapers, magazines and websites in over 100 countries and territories worldwide. It also comprises a number of other businesses that primarily include our online retail store, product licensing, book development and rights and permissions;

•
The Company’s conferences business, which is a platform for our live journalism, convenes thought leaders from business, academia and government to discuss topics ranging from education to sustainability to the luxury business; and

•	Digital archive distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets.
FOREST PRODUCTS INVESTMENTS
We have non-controlling ownership interests in one newsprint company and one mill producing supercalendered paper, a polished paper used in some magazines, catalogs and preprinted inserts, which is a higher-value grade than newsprint (the “Forest Products Investments”). These investments are accounted for under the equity method and reported in “Investments in joint ventures” in our Consolidated Balance Sheets as of December 28, 2014. For additional information on our investments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of the Notes to the Consolidated Financial Statements.
We have a 49% equity interest in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company. The other 51% is owned by Resolute FP Canada Inc., a subsidiary of Resolute Forest Products Inc. (“Resolute”), a Delaware corporation. Resolute is a large global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within Resolute’s paper mill in Clermont, Quebec. Malbaie is wholly dependent upon Resolute for its pulp, which is purchased by Malbaie from Resolute’s Clermont paper mill. In 2014, Malbaie produced approximately 214,000 metric tons of newsprint, of which approximately 11% was sold to us, with the balance sold to Resolute for resale.
We have a 40% equity interest in Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Madison, Maine. Our Company and UPM-Kymmene Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s percentage ownership is through an 80%-owned consolidated subsidiary. UPM-Kymmene owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2014, Madison produced approximately 190,000 metric tons of supercalendered paper, of which approximately 4% was sold to us.
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

THE NEW YORK TIMES COMPANY – P. 3

RAW MATERIALS
The primary raw materials we use are newsprint and supercalendered and coated paper. We purchase newsprint from a number of North American producers. In 2014, the paper we used for our print products was purchased from both unrelated suppliers and related suppliers in which we hold equity interests (see “— Forest Products Investments”). A significant portion of newsprint is purchased from Resolute.
In 2014 and 2013, we used the following types and quantities of paper:

(In metric tons)	2014	2013
Newsprint	114,000	119,000
Supercalendered and Coated Paper(1)	17,000	17,200

(1)	The Times uses supercalendered and coated paper for The New York Times Magazine and T: The New York Times Style Magazine.
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
The Times newspaper competes for print advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today; newspapers of general circulation in New York City and its suburbs; other daily and weekly newspapers and television stations and networks in markets in which The Times circulates; and some national news and lifestyle magazines. INYT newspaper’s key competitors include all international sources of English-language news, including The Wall Street Journal’s European and Asian Editions, the Financial Times, Time, Bloomberg Business Week and The Economist.
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
Our websites most directly compete for traffic and readership with other news and information websites and mobile applications. NYTimes.com faces competition from sources such as WSJ.com, Google News, Yahoo! News, huffingtonpost.com, MSNBC and CNN.com. Internationally, international.nytimes.com competes against international online sources of English-language news, including bbc.co.uk, guardian.co.uk, ft.com, huffingtonpost.com and reuters.com. For digital advertising revenues, we face competition from a wide range of companies offering competing products, such as other advertising-supported websites and mobile applications, including websites that provide platforms for classified advertisements, as well as search engines, social media sites and other Internet companies.

P. 4 – THE NEW YORK TIMES COMPANY

EMPLOYEES AND LABOR RELATIONS
We had 3,588 full-time equivalent employees as of December 28, 2014.
As of December 28, 2014, approximately half of our full-time equivalent employees were represented by nine unions. The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. As indicated below, one collective bargaining agreement has expired and negotiations for a new contract are ongoing. We cannot predict the timing or the outcome of these negotiations.

Employee Category	Expiration Date
Paper handlers	March 30, 2014 (expired)
Electricians	March 30, 2015
Machinists	March 30, 2015
Mailers	March 30, 2016
New York Newspaper Guild	March 30, 2016
Typographers	March 30, 2016
Pressmen	March 30, 2017
Stereotypers	March 30, 2017
Drivers	March 30, 2020
Approximately 130 of our full-time equivalent employees are located in France, and the terms and conditions of employment of those employees are established by a combination of French national labor law, industry-wide collective agreements and Company-specific agreements.
AVAILABLE INFORMATION
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
We face significant competition in all aspects of our business.
We operate in a highly competitive environment. Our print and digital products compete for advertising and circulation revenue with both traditional and new content providers. This competition has intensified as a result of the continued development of new digital media technologies and new media providers offering online news and other content. Competition among companies offering online content is intense, and new competitors can quickly emerge. Some of our current and potential competitors may have greater resources or better competitive positions in certain areas than we do. These factors may allow our competitors to respond more effectively than us to new technologies and changes in market conditions.
Our ability to compete effectively depends on many factors both within and beyond our control, including among others:

•	our ability to continue to deliver high-quality journalism and content that is interesting and relevant to our audience;

•	our ability to monetize new and existing print and digital products;

•	the popularity, usefulness, ease of use, performance, and reliability of our digital products compared with our competitors’ products;

THE NEW YORK TIMES COMPANY – P. 5

•	the engagement of our readers with our print and digital products;

•	the maintenance and development of relevant print products in an environment that is increasingly digitally focused;

•	our ability to attract, retain, and motivate talented journalists and other employees and executives;

•	our ability to manage and grow our operations in a cost-effective manner; and

•	our reputation and brand strength relative to those of our competitors.
Our success depends on our ability to respond and adapt to changes in technology and consumer behavior.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for the delivery and consumption of news and other content. These developments are driving changes in consumer behavior as consumers seek more control over the ways in which they consume content. Unless we are able to use new and existing technologies to distinguish our products and services from those of our competitors and develop in a timely manner compelling new products and services that engage users across platforms, our business, financial condition and prospects may be adversely affected.
Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:

•
we may be unable to develop products for mobile devices or other digital platforms that consumers find engaging, that work with a variety of operating systems and networks and that achieve a high level of market acceptance;

•	there may be changes in user sentiment about the quality or usefulness of our existing products;

•	news aggregation websites and customized news feeds may reduce our traffic levels by creating a disincentive for users to visit our websites or use our digital products;

•	failure to successfully manage changes in search engine optimization and social media traffic to increase our digital presence and visibility may reduce our traffic levels;

•	technical or other problems could prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience;

•	new delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers;

•	mobile devices, including smartphones and tablets, may present challenges for traditional display advertising; and

•	technology developed to block the display of advertising on websites could proliferate.
Responding to these changes may require significant investment. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur research and development costs in building, maintaining and evolving our technology infrastructure.
Our advertising revenues are affected by numerous factors, including economic conditions, audience fragmentation and evolving digital advertising market dynamics.
We derive substantial revenues from the sale of advertising in The Times and INYT and in our digital products. Advertising spending is sensitive to overall economic conditions, and our advertising revenues are adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations.
In determining whether to buy advertising, our advertisers will consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in audience fragmentation and increased competition for advertising.

P. 6 – THE NEW YORK TIMES COMPANY

Print advertising revenue represented approximately 73% of our total 2014 advertising revenues. However, the advertising industry continues to experience a secular shift toward digital advertising, which is less expensive and can offer more directly measurable returns than traditional print media. Because rates for digital advertising are generally lower than for traditional print advertising, our digital advertising revenue may not replace in full print advertising revenue lost as a result of the shift. In addition, growing consumer reliance on mobile devices exacerbates rate pressure, as rates for digital advertising are generally lower on mobile devices than on personal computers. Mobile advertising is a new and rapidly evolving market. If we are unable to grow revenues generated from mobile devices through the development of advertising products that are accepted by marketers and consumers, our advertising revenues will be adversely affected.
Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are also playing a more significant role in the advertising marketplace and causing downward pricing pressure. In addition, increased inventory in the digital marketplace and evolving standards for delivery of digital advertising, such as viewability, could adversely affect advertising revenues.
The inability of the Company to retain and grow our subscriber base could adversely affect our results of operations and business.
Circulation revenue comprises a majority of our total revenue. In recent years, we have experienced declining print circulation volume. This is primarily due to increased competition from digital media formats and sources other than traditional newspapers (which are often free to users), higher subscription rates and a growing preference among certain consumers to receive all or a portion of their news from sources other than a newspaper. If we are unable to offset continued revenue declines resulting from falling print circulation volume with revenue from home-delivery price increases, then our print circulation revenue will be adversely affected.
Digital subscriptions for content provided on NYTimes.com and other digital platforms generate substantial revenue for us. Our future growth depends upon our ability to retain and grow our digital subscription base and audience. To do so will require us to evolve our digital subscription model, address changing consumer requirements and develop and improve our digital products while continuing to deliver high-quality journalism and content that is interesting and relevant to our audience. There is no assurance that we will be able to successfully maintain and increase our digital audience or that we will be able to do so without taking steps such as reducing pricing or increasing costs that would affect our margin or profitability.
If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which would adversely affect our profitability.
Over the last several years, we have taken steps to reduce operating costs by reducing staff and employee benefits and implementing general cost-control measures across the Company, and we plan to continue these cost management efforts. If we do not achieve expected savings or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage our costs properly, such efforts may affect the quality of our products and our ability to generate future revenues. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. In addition, our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by certain of our collective bargaining agreements. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, this could adversely affect our results of operations.
Security breaches and other network and information systems disruptions could affect our ability to conduct our business effectively.
Our online systems store and process confidential subscriber, employee and other sensitive personal data, and therefore maintaining our network security is of critical importance. The security of these network and information systems and other technologies is important to our business activities. We use third-party technology and systems for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, back-office support and other functions. Our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters, fires, power outages, acts of terrorism or other similar events, or from deliberate attacks such as computer

THE NEW YORK TIMES COMPANY – P. 7

hacking, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing.
Despite the security measures we and our third-party service providers have taken, our computer systems, and those of our vendors, have been, and will likely continue to be, subject to attack. We have implemented controls and taken other preventative measures designed to strengthen our systems against attacks, including measures designed to reduce the impact of a security breach at our third-party vendors. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, there can be no assurance as to the cost of additional controls and measures that we may conclude are necessary in the future.
There can also be no assurance that the actions, measures and controls we have implemented will be effective against future attacks or be sufficient to prevent a future security breach or other disruption to our network or information systems, or those of our third-party providers. Such an event could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks, divert management’s attention and resources or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.
Our international operations expose us to risks inherent in foreign operations.
We are focused on expanding the international scope of our operations. We face the inherent risks associated with doing business abroad, including:

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
We maintain qualified defined benefit pension plans. In addition, although we sold the New England Media Group in 2013 and the Regional Media Group in 2012, we retained pension assets and liabilities and postretirement obligations related to employees of those businesses. As a result, and although we have frozen participation and benefits under all but two of the qualified pension plans we maintain, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to, these plans.
Pension income and expense is calculated using a number of actuarial valuations. These valuations reflect assumptions about mortality, as well as financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension expense are the discount rate and the expected long-term rate of return on the plan assets. Our qualified defined benefit pension plans were underfunded by approximately $264 million as of December 28, 2014. We are required to make contributions to our qualified defined benefit pension plans to comply with minimum funding requirements imposed by laws governing those plans. A decrease in the discount rate used to determine the liabilities for pension obligations may result in increased contributions.

P. 8 – THE NEW YORK TIMES COMPANY

Failure to achieve expected returns on plan assets driven by various factors, including a continued environment of low interest rates or sustained volatility and disruption in the stock and bond markets, could also result in an increase in the amount of cash we would be required to contribute to these pension plans. In addition, unfavorable changes in underlying assumptions or applicable laws or regulations could materially change the timing and amount of required plan funding. As a result, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our results of operations, financial condition and cash flows.
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
Approximately half of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
Our brand and reputation are key assets of the Company, and negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
The New York Times brand is a key asset of the Company, and our continued success depends on our ability to preserve, grow and leverage the value of our brand. We believe that we have a very powerful and trusted brand with an excellent reputation for high-quality journalism and content. This reputation could be damaged by incidents that erode consumer trust. Our reputation could also be damaged by failures of third-party vendors we rely on in many contexts. To the extent consumers perceive the quality of our products to be less reliable or our reputation is damaged, our revenues and profitability could be adversely affected.
A significant increase in the price of newsprint, or significant disruptions in our newsprint supply chain, would have an adverse effect on our operating results.
The cost of raw materials, of which newsprint is the major component, represented approximately 6% of our total operating costs in 2014. The price of newsprint has historically been volatile and may increase as a result of

THE NEW YORK TIMES COMPANY – P. 9

various factors, including a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations; declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and other factors that adversely impact supplier profitability, including increases in operating expenses caused by raw material and energy costs, and currency volatility.
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
Our debt agreements contain various covenants that limit our flexibility in operating our businesses, including our ability to engage in specified types of transactions. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things:

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
Our credit ratings, as well as general macroeconomic conditions, may affect our liquidity by increasing borrowing costs and limiting our financing options.
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
Our business may suffer if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable brands, content, services and internally developed technology. We believe our proprietary trademarks and other intellectual property rights are

P. 10 – THE NEW YORK TIMES COMPANY

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
In order to position our business to take advantage of growth opportunities, we conduct discussions, evaluate opportunities and enter into agreements for possible acquisitions, divestitures, investments and other transactions. We routinely evaluate our portfolio of businesses and may, as a result, buy or sell different properties. For example, in 2013, we completed the sale of the New England Media Group and our 49% equity interest in Metro Boston. We may also consider the acquisition of specific properties, businesses or technologies that fall outside our traditional lines of business and diversify our portfolio, including those that may operate in new and developing industries, if we deem such properties sufficiently attractive.
Acquisitions or divestitures affect our costs, revenues, profitability and financial condition. Acquisitions involve significant risks, including difficulties in integrating acquired operations, diversion of management resources, debt incurred in financing these acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Competition for certain types of acquisitions, particularly digital properties, is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets, which would adversely affect our business, results of operations and financial condition.
Legislative and regulatory developments may result in increased costs and lower revenues from our digital businesses.
Our digital businesses are subject to government regulation in the jurisdictions in which we operate, and our websites, which are available worldwide, may be subject to laws regulating the Internet even in jurisdictions where we do not do business. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Revenues from our digital businesses could be adversely affected, directly or indirectly, in particular by existing or future laws and regulations relating to online privacy (including the evolving right to be forgotten) and the collection and use of consumer data in digital media.

THE NEW YORK TIMES COMPANY – P. 11

Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See “Legal Proceedings” regarding certain matters. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located in our New York headquarters building in the Times Square area. The building was completed in 2007 and consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space have been allocated to us. We owned a leasehold condominium interest representing approximately 58% of the New York headquarters building until March 2009, when we entered into an agreement to sell and simultaneously lease back 21 floors, or approximately 750,000 rentable square feet, currently occupied by us (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million. We have an option exercisable in 2019 to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We continue to own a leasehold condominium interest in seven floors in our New York headquarters building, totaling approximately 216,000 rentable square feet that were not included in the sale-leaseback transaction, all of which are currently leased to third parties.
In addition, we have a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site owned by the City of New York for which we have a ground lease. We have an option to purchase the property at any time before the lease ends in 2019 for $6.9 million. We also currently own other properties with an aggregate of approximately 2,200 gross square feet and lease other properties with an aggregate of approximately 269,200 rentable square feet in various locations.

P. 12 – THE NEW YORK TIMES COMPANY

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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers - Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban, a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability and has initiated arbitration proceedings. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended December 28, 2014.
Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believed the Company had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild (the “Boston Globe Plan”) and The New York Times Companies Pension Plan on account of the Company’s sale of the New England Media Group.
In June 2014, the PBGC voluntarily withdrew its claim with respect to The New York Times Companies Pension Plan. In December 2014, Congress enacted major changes to Section 4062(e) of ERISA. In light of this amendment, the Company believes that it has no Section 4062(e) liability with respect to the Boston Globe Plan.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

THE NEW YORK TIMES COMPANY – P. 13

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 24, 2015
Arthur Sulzberger, Jr.	63	1978	Chairman (since 1997) and Publisher of The Times (since 1992); Chief Executive Officer (2011 to 2012)
Mark Thompson	57	2012
President and Chief Executive Officer (since 2012); Director-General, British Broadcasting Corporation (“BBC”) (2004 to 2012); Chief Executive, Channel 4 Television Corporation (2002 to 2004); and various positions of increasing responsibility at the BBC (1979 to 2001)

Michael Golden	65	1984
Vice Chairman (since 1997); President and Chief Operating Officer, Regional Media Group (2009 to 2012); Publisher of the International Herald Tribune (2003 to 2008); Senior Vice President (1997 to 2004)

James M. Follo	55	2007
Executive Vice President (since March 2013) and Chief Financial Officer (since 2007); Senior Vice President (2007 to March 2013); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

R. Anthony Benten	51	1989	Senior Vice President, Finance (since 2008) and Corporate Controller (since 2007); Vice President (2003 to 2008); Treasurer (2001 to 2007)
Kenneth A. Richieri	63	1983
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

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 19, 2015, was as follows: Class A Common Stock: 6,637; Class B Common Stock: 26.
In September 2013, we announced the initiation of a quarterly dividend in which both classes of our common stock participate equally. Since then, we have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any existing indebtedness, such as the terms of our 6.625% senior unsecured notes due 2016, which restrict our ability to pay dividends. See also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Our Strategy” and “— Liquidity and Capital Resources — Third-Party Financing.”
The following table sets forth, for the periods indicated, the high and low closing sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

	2014		2013
Quarters	High	Low	High	Low
First Quarter	$16.81	$13.75	$10.13	$8.18
Second Quarter	17.26	14.64	11.06	8.73
Third Quarter	15.61	11.46	12.66	11.06
Fourth Quarter	13.61	11.22	15.47	11.94
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
September 29, 2014 - November 2, 2014	—	—	—	$91,386,000
November 3, 2014 - November 30, 2014	—	—	—	$91,386,000
December 1, 2014 - December 28, 2014	—	—	—	$91,386,000
Total for the fourth quarter of 2014	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million of our Class A Common Stock. As of December 28, 2014, approximately $91.4 million remained under this authorization. On January 13, 2015, the Board of Directors terminated this authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. As of February 19, 2015, approximately $101.1 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY – P. 15

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ending December 28, 2014, on an assumed investment of $100 on December 27, 2009, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index and The New York Times Company’s Class A Common Stock

$250
$200
$150
$100
$50
$0
12/27/09
12/26/10
12/25/11
12/30/12
12/29/13
12/28/14
$125
$105
$82
$123
$113
$64
$142
$135
$68
$216
$191
$127
$218
$213
$113
NYT
S&P 400 Midcap Index
S&P 1500 Publishing & Print Index

P. 16 – THE NEW YORK TIMES COMPANY

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for the New England Media Group, which was sold in 2013, as well as for the Regional Media Group and the About Group, which were sold in 2012, have been presented as discontinued operations for all periods presented (see Note 13 of the Notes to the Consolidated Financial Statements). The pages following the table show certain items included in Selected Financial Data. All per share amounts on those pages are on a diluted basis. Fiscal year 2012 comprises 53 weeks and all other fiscal years presented in the table below comprise 52 weeks.

	As of and for the Years Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data
Revenues	$1,588,528	$1,577,230	$1,595,341	$1,554,574	$1,556,839
Operating costs	1,484,505	1,411,744	1,441,410	1,411,652	1,422,173
Early termination charge	2,550	—	—	—	—
Pension settlement expense	9,525	3,228	47,657	—	—
Multiemployer pension plan withdrawal expense	—	6,171	—	4,228	6,268
Other expenses	—	—	2,620	4,500	—
Impairment of assets	—	—	—	7,458	—
Operating profit	91,948	156,087	103,654	126,736	128,398
Gain on sale of investments	—	—	220,275	71,171	9,128
Impairment of investments	—	—	5,500	—	—
(Loss)/income from joint ventures	(8,368)	(3,215)	2,936	(270)	18,652
Premium on debt redemption	—	—	—	46,381	—
Interest expense, net	53,730	58,073	62,808	85,243	85,052
Income from continuing operations before income taxes	29,850	94,799	258,557	66,013	71,126
Income from continuing operations, net of income taxes	33,391	56,907	163,940	44,596	51,745
(Loss)/income from discontinued operations, net of income taxes	(1,086)	7,949	(27,927)	(82,799)	58,909
Net income/(loss) attributable to The New York Times Company common stockholders	$33,307	$65,105	$135,847	$(37,648)	$109,640
Balance Sheet Data
Cash, cash equivalents and marketable securities	$981,170	$1,023,780	$959,754	$279,997	$399,642
Property, plant and equipment, net	665,758	713,356	773,469	837,595	891,470
Total assets	2,566,474	2,572,552	2,807,470	2,887,367	3,297,401
Total debt and capital lease obligations	650,120	684,163	696,875	773,120	996,384
Total New York Times Company stockholders’ equity	726,328	842,910	662,325	533,678	680,360

THE NEW YORK TIMES COMPANY – P. 17

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.23	$0.38	$1.11	$0.31	$0.35
(Loss)/income from discontinued operations, net of income taxes	(0.01)	0.05	(0.19)	(0.57)	0.40
Net income/(loss)	$0.22	$0.43	$0.92	$(0.26)	$0.75
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.21	$0.36	$1.07	$0.30	$0.33
(Loss)/income from discontinued operations, net of income taxes	(0.01)	0.05	(0.18)	(0.55)	0.39
Net income/(loss)	$0.20	$0.41	$0.89	$(0.25)	$0.72
Dividends declared per share	$0.16	$0.08	$—	$—	$—
New York Times Company stockholders’ equity per share	$4.50	$5.34	$4.34	$3.51	$4.46
Average basic shares outstanding	150,673	149,755	148,147	147,190	145,636
Average diluted shares outstanding	161,323	157,774	152,693	152,007	152,600
Key Ratios
Operating profit to revenues	6%	10%	6%	8%	8%
Return on average common stockholders’ equity	4%	9%	23%	(6)%	17%
Return on average total assets	1%	2%	5%	(1)%	3%
Total debt and capital lease obligations to total capitalization	47%	45%	51%	59%	59%
Current assets to current liabilities	1.91	3.36	3.30	2.67	3.35
Ratio of earnings to fixed charges	1.67	2.58	4.94	1.76	1.65
Full-Time Equivalent Employees	3,588	3,529	5,363	7,273	7,414
The items below are included in the Selected Financial Data.
2014
The items below had a net unfavorable effect on our results from continuing operations of $35.1 million, or $.22 per share:

•	$36.7 million of expenses ($21.7 million after tax, or $.13 per share) for non-operating retirement costs.

•	a $36.1 million pre-tax charge ($21.4 million after tax, or $.13 per share) for severance costs.

•	a $21.1 million income tax benefit ($.13 per share) primarily due to reductions in the Company’s reserve for uncertain tax positions.

•
a $9.5 million pre-tax pension settlement charge ($5.7 million after tax, or $.04 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees.

•	a $9.2 million pre-tax charge ($5.9 million after tax or $.04 per share) for the impairment related to the Company’s investment in a joint venture.

•
a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) for the early termination of a distribution agreement, which will result in distribution cost savings for the Company in future periods.

P. 18 – THE NEW YORK TIMES COMPANY

2013
The items below had a net unfavorable effect on our results from continuing operations of $25.2 million, or $.16 per share:

•	$20.8 million of expenses ($12.3 million after tax, or $.08 per share) for non-operating retirement costs.

•	a $12.4 million pre-tax charge ($7.3 million after tax, or $.05 per share) for severance costs.

•	a $6.2 million pre-tax charge ($3.7 million after tax, or $.02 per share) for a partial withdrawal obligation under a multiemployer pension plan.

•	a $3.2 million pre-tax pension settlement charge ($1.9 million after tax, or $.01 per share) in connection with lump-sum payments under an immediate pension benefit offer to certain former employees.
2012 (53-week fiscal year)
The items below had a net favorable effect on our results from continuing operations of $69.2 million, or $.45 per share:

•	a $220.3 million pre-tax gain ($134.7 million after tax, or $.87 per share) on the sales of our ownership interest in Indeed.com and our remaining units in Fenway Sports Group.

•
a $47.7 million pre-tax pension settlement charge ($27.7 million after tax, or $.18 per share) in connection with lump-sum payments made under an immediate pension benefit offer to certain former employees.

•	$44.5 million of expenses ($25.9 million after tax, or $.17 per share) for non-operating retirement costs.

•	a $12.3 million pre-tax charge ($7.2 million after tax, or $.04 per share) for severance costs.

•
a $5.5 million pre-tax, non-cash charge ($3.2 million after tax, or $.02 per share) for the impairment of certain investments, primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.

•	a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) in connection with a legal settlement.
2011
The items below had a net unfavorable effect on our results from continuing operations of $27.9 million, or $.19 per share:

•	a $71.2 million pre-tax gain ($41.4 million after tax, or $.27 per share) from the sales of 390 of our units in Fenway Sports Group and a portion of our interest in Indeed.com.

•	a $46.4 million pre-tax charge ($27.6 million after tax, or $.18 per share) in connection with the prepayment of all $250.0 million aggregate principal amount of our 14.053% senior unsecured notes.

•	$43.6 million of expenses ($25.8 million after tax, or $.17 per share) for non-operating retirement costs.

•	a $10.0 million pre-tax charge ($5.9 million after tax, or $.04 per share) for severance costs.

•
a $7.5 million pre-tax charge ($4.7 million after tax, or $.03 per share) for the impairment of assets related to certain assets held for sale, primarily of Baseline, Inc. (“Baseline”), an online subscription database and research service for information on the film and television industries and a provider of premium film and television data to websites.

•	a $4.5 million pre-tax charge ($2.6 million after tax, or $.02 per share) for a retirement and consulting agreement in connection with the retirement of our former chief executive officer.

•	a $4.2 million estimated pre-tax charge ($2.7 million after tax, or $.02 per share) for a pension withdrawal obligation under a multiemployer pension plan at The Boston Globe (the “Globe”).

THE NEW YORK TIMES COMPANY – P. 19

2010
The items below had a net unfavorable effect on our results from continuing operations of $28.6 million, or $.18 per share:

•	$40.5 million of expenses ($23.8 million after tax, or $.16 per share) for non-operating retirement costs.

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

P. 20 – THE NEW YORK TIMES COMPANY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 28, 2014, and results of operations for the three years ended December 28, 2014. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, digital businesses and investments in paper mills. We currently have one reportable segment comprising businesses that include The Times, INYT, NYTimes.com, international.nytimes.com and related businesses.
We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, office rental income, e-commerce and conferences/events. Our main operating costs are employee-related costs and raw materials, primarily newsprint.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP items, respectively, diluted (loss)/earnings per share, operating profit and operating costs, see “Results of Operations — Non-GAAP Financial Measures.”
2014 Financial Highlights
In 2014, diluted earnings per share from continuing operations were $0.21, compared with $0.36 for 2013. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.43 for 2014, compared with $0.52 for 2013.
Operating profit in 2014 was $91.9 million, compared with $156.1 million for 2013. The decline was primarily driven by investment spending related to the Company’s strategic initiatives and severance expense. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) for 2014 was $256.3 million, compared with $277.1 million for 2013.
Total revenues increased slightly in 2014 to $1.59 billion, compared with $1.58 billion in 2013. This was driven by growth in circulation and other revenues, partially offset by declines in advertising revenues. Compared with 2013, circulation revenues increased 1.5% in 2014, as digital subscription growth and a print home-delivery price increase at The Times offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscription packages increased 13.5% in 2014, compared with 2013. Paid subscribers to digital-only subscription packages totaled approximately 910,000 as of December 28, 2014, a nearly 20% increase compared with year-end 2013.
Advertising revenues remained under pressure during 2014 due to continuing secular trends. Total advertising revenues decreased 0.7% in 2014 compared with 2013, reflecting a 4.7% decrease in print advertising revenues and an 11.9% increase in digital advertising revenues.
Compared with 2013, other revenues increased 3.6% in 2014, driven by our e-commerce business and digital archives.
Operating costs in 2014 increased 5.2% to $1.48 billion, compared with $1.41 billion in 2013. The increase was primarily due to investment spending related to the Company’s strategic initiatives as well as severance expense associated with workforce reductions, partially offset by efficiencies in print distribution. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) increased 2.5% to $1.33 billion in 2014, compared with $1.30 billion in 2013.

THE NEW YORK TIMES COMPANY – P. 21

Non-operating retirement costs increased to $36.7 million in 2014 from $20.8 million in 2013, driven by lower expected returns on pension assets, higher retiree medical costs and higher pension interest cost.
Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
For the first quarter of 2015, we expect circulation revenues to increase at a rate similar to that of the fourth quarter of 2014, driven by the benefit from our digital subscription initiatives and from the most recent home-delivery price increase, partially offset by print weakness, particularly in newsstand volume. We expect the number of net new digital subscriber additions in the first quarter of 2015 to be in the mid-30,000s.
We expect advertising trends to remain challenging and subject to significant month-to-month volatility. In the first quarter of 2015, we expect advertising revenues to decrease in the mid-single digits compared with the first quarter of 2014, in part due to more challenging year-over-year comparisons, particularly in print. We expect digital advertising revenue to increase in the low double digits in that period.
We expect other revenues to grow in the mid-single digits in the first quarter of 2015 compared with the first quarter of 2014.
We expect operating costs and adjusted operating costs to be roughly flat in the first quarter of 2015 compared with the first quarter of 2014.  We also believe that recent expense management efforts, including workforce reductions announced in the fourth quarter of 2014, should allow us to maintain or slightly lower our operating costs and adjusted operating costs in 2015, relative to 2014 levels.
We expect non-operating retirement costs in the first quarter of 2015 to be approximately $10 million compared with $8.9 million in the first quarter of 2014 due to higher multiemployer pension withdrawal costs.
We also expect the following on a pre-tax basis in 2015:

•	Results from joint ventures: breakeven to $5 million,

•	Depreciation and amortization: $60 million to $65 million,

•	Interest expense, net: $40 million to $45 million, and

•	Capital expenditures: $35 million to $45 million.
Business Environment
We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:
Competition in our industry
We operate in a highly competitive environment. Our print and digital products compete for advertising and circulation revenue with both traditional and new content providers, and this competition has intensified as a result of new digital media technologies and new media providers offering news and other online content. Competition among companies offering online content is intense; new competitors can quickly emerge, and some competitors may have greater resources or better competitive positions than we do.
Our ability to compete effectively depends, among other things, on our ability to continue delivering high-quality journalism and content that is interesting and relevant to our audience; the popularity, ease of use and performance of our products, and our ability to monetize them; our ability to attract, retain and motivate talented journalists and other employees to develop products that users find engaging; and our ability to manage and grow our business in a cost-effective manner.

P. 22 – THE NEW YORK TIMES COMPANY

Continuing shift to digital over print
Circulation revenue is a significant source of revenue for us and an increasingly important driver as the overall composition of our revenues has shifted in response to the transformations in our industry. The largest portion of our circulation revenue is currently from traditional print products, where we have experienced declining print circulation volume in recent years. This is due to, among other factors, increased competition from digital platforms and sources other than traditional newspapers (which are often free to users), higher subscription and single-copy rates and a growing preference among some consumers for receiving their news from a variety of sources.
Advances in technology have led to an increasing popularity in the distribution of news and other content through smartphones, tablets and other mobile devices, reshaping consumer behavior and expectations for consuming news and other information. Our ability to retain and continue to build on our digital subscription base and audience for our digital products depends on continued market acceptance of our evolving digital subscription model, consumer behavior, pricing, available alternatives from current and new competitors, continued delivery of high-quality journalism and content that is interesting and relevant to users and other factors.
In addition, the advertising industry continues to experience a secular shift toward digital advertising, which is less expensive and can offer more directly measurable returns than traditional print media. The digital advertising marketplace has become increasingly complex and fragmented, particularly as digital advertising networks and exchanges, real-time bidding and other programmatic-buying channels that allow advertisers to buy audience at scale play a more significant role. Competition from a wide variety of digital media and services, many of which charge lower rates than us, and a significant increase in inventory in the digital marketplace have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates.
Economic conditions
Global, national and local economic conditions affect various aspects of our business, particularly advertising spending, which drives a significant portion of our revenues. The level of advertising sales in any period may be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts of key advertisers, in response to economic conditions, have depressed and may continue to depress our advertising revenues.
Fixed costs
A significant portion of our costs are fixed, and therefore we are limited in our ability to reduce these costs in the short term. Our most significant costs are employee-related costs and raw materials, which together accounted for approximately 50% of our total operating costs in 2014. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.
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
Strengthening and extending The New York Times brand through our digital offerings
Our priority is to better position our organization for innovation and growth, while maintaining a robust news-gathering operation capable of continuing to provide the high-quality news and information that sets our Company apart. As we continue to face a challenging advertising environment, we are focused on building consumer revenues. Our paid digital subscription model has created a meaningful revenue stream that has partially offset declines in our advertising and print circulation businesses. The continued growth in our digital subscriber base in 2014 underscores the willingness of our readers and users to pay for the high-quality journalism we provide across multiple platforms.
We aim to continue building our digital subscriber base by increasing engagement and subscription opportunities. In 2014, we introduced several new digital products, including NYT Now, Times Premier and NYT Cooking.

THE NEW YORK TIMES COMPANY – P. 23

We believe we have a very powerful and trusted brand that, because of the quality of our journalism, attracts educated, affluent and influential audiences. We are continuing to focus on leveraging our brand and developing and innovating our digital advertising offerings. In early 2014, we introduced Paid Posts, our native advertising product, which has contributed to digital advertising growth. We will also continue to build on the strength of The New York Times brand to expand our presence into new products, markets and endeavors, such as expanding our conferences business and developing our e-commerce business.
As we continue to look for ways to optimize and monetize our products and services, we remain committed to creating quality content and a quality user experience, regardless of the distribution model of news and information.
Managing our expenses
Over the past few years, we have focused on realigning our cost base to ensure that we are operating our businesses efficiently, while maintaining our commitment to investing in high-quality content and achieving our long-term strategy. During the fourth quarter of 2014, we announced workforce reductions that we expect will allow us to strengthen our operating efficiencies while continuing to safeguard the quality of our journalism and invest in our digital products and strategic initiatives. See Note 7 of our Consolidated Financial Statements for additional information regarding these workforce reductions. We will endeavor to be diligent in reducing expenses and managing legacy costs going forward, but will also remain prepared to invest where appropriate.
Strengthening our liquidity
We have continued to strengthen our liquidity position and we remain focused on further de-leveraging and de-risking our balance sheet. As of December 28, 2014, we had cash, cash equivalents and marketable securities of approximately $981 million and total debt and capital lease obligations of approximately $650 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $331 million. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
In September 2013, we announced the initiation of a quarterly dividend in which both classes of our common stock participate equally. We believe this quarterly dividend allows us to return capital to our stockholders while also maintaining the financial flexibility necessary to continue to invest in our transformation and growth initiatives. Given current conditions and continued volatility in advertising revenues, we believe it is in the best interests of the Company to maintain a conservative balance sheet and a prudent view of our cash flow going forward.
Managing our retirement-related costs
We remain focused on managing the underfunded status of our pension plans and adjusting the size of our pension obligations relative to the size of our Company. Our qualified pension plans were underfunded (meaning the present value of future obligations exceeded the fair value of plan assets) as of December 28, 2014, by approximately $264 million, compared with approximately $80 million as of December 29, 2013. The increase was driven by a decline in interest rates and new mortality tables adopted by the Society of Actuaries during the fourth quarter of 2014, partially offset by solid returns on pension assets. The net impact to our qualified pension plans resulting from the new mortality assumptions was an increase of $104 million. We made contributions of approximately $15 million to certain qualified pension plans in 2014, compared with approximately $74 million in 2013. We expect contributions in 2015 to total approximately $9.0 million to satisfy minimum funding requirements.
We have taken steps over the last few years as part of our ongoing strategy to address our pension obligations, including freezing accruals under the qualified defined benefit pension plans that cover both our non-union employees and those covered by collective bargaining agreements. We have also offered an immediate pension benefit offer in the form of lump-sum payments to certain former employees and we will continue to look for ways to reduce the size of our pension obligations.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have a significant impact on our reported financial results. We expect to continue to experience volatility in our retirement-related costs, including pension, multiemployer pension and retiree medical costs. In 2014, our retirement-related costs increased by approximately $16 million to $37 million (excluding a $9.5 million pension settlement charge in 2014), due principally to a lower assumed return on pension plan assets resulting from a shift in asset mix to bonds from equity, higher retiree medical costs and higher pension interest costs. For 2015,

P. 24 – THE NEW YORK TIMES COMPANY

we expect retiree medical costs to be lower due to plan amendments that will reduce the Company’s portion of premiums paid.
Since the first quarter of 2014, we have provided supplemental non-GAAP information on adjusted diluted earnings per share, adjusted operating costs and adjusted operating profit, in each case adjusted to exclude non-operating retirement costs. We believe that this supplemental information helps clarify how the employee benefit costs of our principal plans affect our financial position and how they may affect future operating performance, allowing for a better long-term view of the business. See “Results of Operations — Non-GAAP Financial Measures” for more information.

THE NEW YORK TIMES COMPANY – P. 25

RESULTS OF OPERATIONS
Overview
Fiscal years 2014 and 2013 each comprise 52 weeks and fiscal year 2012 comprises 53 weeks. The effect of the 53rd week (“additional week”) on revenues and operating costs is discussed below. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues
Circulation	$836,822	$824,277	$795,037	1.5	3.7
Advertising	662,315	666,687	711,829	(0.7)	(6.3)
Other	89,391	86,266	88,475	3.6	(2.5)
Total revenues	1,588,528	1,577,230	1,595,341	0.7	(1.1)
Operating costs
Production costs:
Raw materials	88,958	92,886	106,381	(4.2)	(12.7)
Wages and benefits	357,573	332,085	331,321	7.7	0.2
Other	197,464	201,942	213,616	(2.2)	(5.5)
Total production costs	643,995	626,913	651,318	2.7	(3.7)
Selling, general and administrative costs	761,055	706,354	711,112	7.7	(0.7)
Depreciation and amortization	79,455	78,477	78,980	1.2	(0.6)
Total operating costs	1,484,505	1,411,744	1,441,410	5.2	(2.1)
Early termination charge	2,550	—	—	100.0	—
Pension settlement charge	9,525	3,228	47,657	*	(93.2)
Multiemployer pension plan withdrawal expense	—	6,171	—	(100.0)	100.0
Other expense	—	—	2,620	—	(100.0)
Operating profit	91,948	156,087	103,654	(41.1)	50.6
Gain on sale of investments	—	—	220,275	—	(100.0)
Impairment of investments	—	—	5,500	—	(100.0)
(Loss)/income from joint ventures	(8,368)	(3,215)	2,936	*	*
Interest expense, net	53,730	58,073	62,808	(7.5)	(7.5)
Income from continuing operations before income taxes	29,850	94,799	258,557	(68.5)	(63.3)
Income tax (benefit)/expense	(3,541)	37,892	94,617	*	(60.0)
Income from continuing operations	33,391	56,907	163,940	(41.3)	(65.3)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(20,413)	(113,447)	(100.0)	(82.0)
(Loss)/gain on sale, net of income taxes	(1,086)	28,362	85,520	*	(66.8)
(Loss)/income from discontinued operations, net of income taxes	(1,086)	7,949	(27,927)	*	*
Net income	32,305	64,856	136,013	(50.2)	(52.3)
Net loss/(income) attributable to the noncontrolling interest	1,002	249	(166)	*	*
Net income attributable to The New York Times Company common stockholders	$33,307	$65,105	$135,847	(48.8)	(52.1)
* Represents an increase or decrease in excess of 100%.

P. 26 – THE NEW YORK TIMES COMPANY

Revenues
Circulation, advertising and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
	(52 weeks)	(52 weeks)	(53 weeks)
Circulation	$836,822	$824,277	$795,037	1.5	3.7
Advertising	662,315	666,687	711,829	(0.7)	(6.3)
Other	89,391	86,266	88,475	3.6	(2.5)
Total	$1,588,528	$1,577,230	$1,595,341	0.7	(1.1)
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
Circulation revenues increased in 2014 compared with 2013 primarily due to growth in our digital subscription base and the increase in print home-delivery prices at The Times, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $169.3 million in 2014 compared with $149.1 million in 2013, an increase of 13.5%.
Circulation revenues increased in 2013 compared with 2012 primarily due to growth in our digital subscription base and the increase in print home-delivery prices at The Times, offset by a reduction in the number of print copies sold and the effect of the additional week in 2012. Revenues from our digital-only subscription packages, e-readers and replica editions were $149.1 million in 2013 compared with $111.7 million in 2012, an increase of 33.5%.
Advertising Revenues
In the fourth quarter of 2014, the Company reclassified the categories under which advertising revenues are disclosed, including prior period information. Display advertising revenue is principally from advertisers promoting products, services or brands, such as financial institutions, movie studios, department stores, American and international fashion and technology in The Times and INYT. Classified advertising revenue includes line-ads sold in the major categories of real estate, help wanted, automotive and other. Other advertising revenue primarily includes creative services fees associated with our branded content studio; revenue from preprinted advertising, also known as free-standing inserts; revenue generated from branded bags in which our newspapers are delivered; and advertising revenues from our News Services business.
Advertising revenues (print and digital) by category were as follows:

	Years Ended			% Change
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
	(52 weeks)	(52 weeks)	(53 weeks)
Display	$606,838	$609,920	$649,755	(0.5)	(6.1)
Classified	36,689	37,453	40,922	(2.0)	(8.5)
Other	18,788	19,314	21,152	(2.7)	(8.7)
Total	$662,315	$666,687	$711,829	(0.7)	(6.3)

THE NEW YORK TIMES COMPANY – P. 27

Below is a percentage breakdown of 2014, 2013 and 2012 advertising revenues (print and digital):

	Display	Classified	Other	Total
2014	91%	6%	3%	100%
2013	91%	6%	3%	100%
2012	91%	6%	3%	100%
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is sensitive to economic conditions and affected by the continuing transformation of our industry. During 2014, advertising revenues were affected by the ongoing secular shift from print to digital and continued to reflect changes in the spending patterns and marketing strategies of our advertisers as well as an increasingly complex and fragmented digital advertising marketplace. The market for standard web-based digital display advertising continues to experience challenges, due to an abundance of available advertising inventory and a shift toward automation, including digital advertising networks and exchanges, real-time bidding and other programmatic-buying channels that allow advertisers to buy audience at scale, which has led to downward pricing pressure.
In 2014, total advertising revenues decreased primarily due to lower print advertising revenues across most advertising categories. Print advertising revenues, which represented 73% of total advertising revenues, declined 4.7% in 2014 compared with 2013, mainly due to weakness in display advertising. This weakness resulted from reductions primarily in the technology, entertainment and corporate categories.  The decline was partially offset by an increase in the financial services, advocacy and international fashion categories.
Digital advertising revenues, which represented 27% of total advertising revenues, increased 11.9% in 2014 compared with 2013 due to an increase in display advertising, partially offset by a decrease in classified advertising revenues. The increase in display advertising primarily resulted from the introduction of Paid Posts and from increases in the technology, telecommunications and media categories, partially offset by declines mainly in the financial services and entertainment categories.
In 2013, total advertising revenues declined mainly due to weakness in display and classified advertising. This weakness resulted from advertisers reducing spending in the face of uneven economic conditions, primarily in the entertainment, financial services and travel categories. The uncertain economic environment, coupled with secular changes in our industry, contributed to declines in total classified advertising revenues, primarily in the real estate, automotive and help wanted categories, partially offset by growth in the telecommunications and corporate categories.
Other Revenues
Other revenues consist primarily of revenues from news services/syndication, digital archives, office rental income, e-commerce and conferences/events.
Other revenues increased in 2014 compared with 2013 driven by higher revenues from our e-commerce business and digital archives.
Other revenues decreased in 2013 compared with 2012, mainly due to our exit from the education business at the end of 2012.

P. 28 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
	(52 weeks)	(52 weeks)	(53 weeks)
Production costs:
Raw materials	$88,958	$92,886	$106,381	(4.2)	(12.7)
Wages and benefits	357,573	332,085	331,321	7.7	0.2
Other	197,464	201,942	213,616	(2.2)	(5.5)
Total production costs	643,995	626,913	651,318	2.7	(3.7)
Selling, general and administrative costs	761,055	706,354	711,112	7.7	(0.7)
Depreciation and amortization	79,455	78,477	78,980	1.2	(0.6)
Total operating costs	$1,484,505	$1,411,744	$1,441,410	5.2	(2.1)
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(52 weeks)	(52 weeks)	(53 weeks)
Components of operating costs as a percentage of total operating costs
Wages and benefits	44%	40%	40%
Raw materials	6%	7%	7%
Other operating costs	45%	47%	47%
Depreciation and amortization	5%	6%	6%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(52 weeks)	(52 weeks)	(53 weeks)
Components of operating costs as a percentage of total revenues
Wages and benefits	41%	36%	36%
Raw materials	5%	6%	7%
Other operating costs	42%	43%	42%
Depreciation and amortization	5%	5%	5%
Total	93%	90%	90%
Production Costs
Production costs increased in 2014 compared with 2013 primarily due to higher wages and benefits (approximately $25 million), offset in part by lower raw materials expense (approximately $4 million). Newsprint expense declined 5.5% in 2014 compared with 2013, with 4.1% from lower consumption and 1.4% from lower pricing. Compensation costs increased mainly due to hiring related to strategic initiatives.
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
Selling, General and Administrative Costs
Selling, general and administrative costs increased in 2014 compared with 2013 primarily due to severance expense associated with workforce reductions as well as higher compensation and benefits (approximately $58 million) and promotion costs (approximately $7 million), offset by lower distribution costs ($14 million). Benefits expense was higher mainly due to higher retirement costs. Promotion costs were higher mainly due to the launch of our new digital products and print circulation marketing. Lower distribution costs were mainly due to fewer print copies produced and transportation efficiency.
Selling, general and administrative costs decreased in 2013 compared with 2012 primarily due to lower pension expense (approximately $18 million) and salaries and wage expenses (approximately $10 million) offset by higher other compensation costs (approximately $13 million). Compensation costs increased primarily due to new hires related to digital initiatives and annual salary merit increases.
Other Items
Early Termination Charge
During 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement, which we expect will result in distribution cost savings for the Company in future periods.
Reserve for Uncertain Tax Positions
During 2014, we recorded a $21.1 million income tax benefit primarily due to a reduction in the Company’s reserve for uncertain tax positions.
Pension Settlement Charges
As part of our strategy to reduce our pension obligations and the resulting volatility of our overall financial condition, during 2014, 2013 and 2012, we offered lump-sum payments to certain former employees participating in both our qualified and non-qualified pension plans. Each lump-sum payment offer resulted in pension settlement charges due to the acceleration of the recognition of the accumulated unrecognized actuarial loss.
2014
In the second quarter of 2014, we recorded a $9.5 million pension settlement charge in connection with lump-sum payments made to certain former employees who participated in certain non-qualified pension plans. These lump-sum payments totaled approximately $24 million and were paid out of Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by approximately $32 million.
2013
In the fourth quarter of 2013, we recorded a $3.2 million pension settlement charge in connection with lump-sum payments made to certain former employees who participated in certain non-qualified pension plans. These lump-sum payments totaled approximately $11 million and were paid out of Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by approximately $13 million.
2012
In the fourth quarter of 2012, we recorded a $47.7 million pension settlement charge in connection with lump-sum payments made to certain former employees who participated in The New York Times Companies Pension Plan. These lump-sum payments totaled approximately $112 million and were paid out of the existing assets of the plan. The effect of this lump-sum payment offer was to reduce our pension obligations by approximately $30 million.
Multiemployer Pension Plan Withdrawal Expense
Over the past few years, certain events, such as amendments to various collective bargaining agreements and the sales of the New England Media Group and the Regional Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to certain multiemployer pension plans for our proportionate share of any unfunded vested benefits.

P. 30 – THE NEW YORK TIMES COMPANY

Our multiemployer pension plan withdrawal liability was approximately $116 million as of December 28, 2014 and $119 million as of December 29, 2013. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred, as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
2013
In the third quarter of 2013, we recorded an estimated charge of $6.2 million related to a partial withdrawal obligation under a multiemployer pension plan.
2012
There were nominal charges in 2012 for withdrawal obligations related to our multiemployer pension plans.
Advertising Expenses
Advertising expenses were $89.5 million, $86.0 million, and $83.2 million for December 28, 2014, December 29, 2013 and December 30, 2012 respectively.
Capitalized Computer Software Costs
Capitalized computer software costs (included in depreciation expense) were $29.4 million, $27.4 million, and $22.5 million for December 28, 2014, December 29, 2013 and December 30, 2012 respectively.
Other Expense
2012
In 2012, we recorded a $2.6 million charge in connection with a legal settlement.
NON-OPERATING ITEMS
Gain on Sale of Investments
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
Impairment of Investments
In 2012, we recorded impairment charges of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charges were primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.
(Loss)/Income from Joint Ventures
As of December 28, 2014, we had investments in paper mills that were accounted for under the equity method (Malbaie and Madison). Our proportionate share of the operating results of these investments is recorded in “(Loss)/income from joint ventures” in our Consolidated Statements of Operations. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.
During the fourth quarter of 2014, we recognized an impairment charge of $9.2 million for one of our investments, Madison Paper Industries. Our proportionate share of the loss was $4.7 million after adjusting for tax and the allocation of the loss to the non-controlling interest. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.
In 2014, we had a loss from joint ventures of $8.4 million compared with a loss of $3.2 million in 2013.

THE NEW YORK TIMES COMPANY – P. 31

In the fourth quarter of 2013, as part of the sale of the New England Media Group, we sold our 49% equity interest in Metro Boston, and classified the results as discontinued operations for all periods presented. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.
In 2013, we had a loss from joint ventures of $3.2 million compared with income of $2.9 million in 2012. Joint venture results in 2013 were primarily due to lower results for the paper mills in which we have an investment.
Interest Expense, Net
Interest expense, net, was as follows:

	Years Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Cash interest expense	$51,877	$52,913	$58,291
Premium on debt repurchases	2,538	2,127	428
Amortization of debt costs and discount on debt	4,651	4,548	4,516
Capitalized interest	(152)	—	(17)
Interest income	(5,184)	(1,515)	(410)
Total interest expense, net	$53,730	$58,073	$62,808
Interest expense, net decreased in 2014 compared with 2013 mainly due to a lower level of debt outstanding as a result of debt repurchases made in 2013 and higher interest income.
Interest expense, net decreased in 2013 compared with 2012 due to a lower level of debt outstanding as a result of repurchases and, in the fourth quarter of 2012, a charge associated with the termination of our $125.0 million revolving credit facility.
Income Taxes
We had income tax benefit of $3.5 million on pre-tax income of $29.9 million in 2014. The effective tax rate for 2014 was favorably affected by approximately $21.1 million for the reversal of reserves for uncertain tax positions due to the lapse of applicable statutes of limitations.
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
Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group, consisting of the Globe, BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (“T&G”), Telegram.com and related properties, and our 49% equity interest in Metro Boston, for approximately $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from retiree medical plan amendments announced in prior years, and is due to a cessation of service for employees at the New England Media Group. Post-closing adjustments in the first and fourth quarter of 2014 resulted in a nominal loss of $0.3 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.

P. 32 – THE NEW YORK TIMES COMPANY

About Group
In the fourth quarter of 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. In 2012, the sale resulted in a pre-tax gain of $96.7 million ($61.9 million after tax). The net after-tax proceeds from the sale were approximately $291 million. In the fourth quarter of 2014, there was a legal settlement that resulted in a nominal loss of $0.2 million. The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented.
Regional Media Group
In the first quarter of 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). In the fourth quarter of 2014, there was an environmental contingency that resulted in a nominal loss of $0.4 million. The results of operations for the Regional Media Group have been classified as discontinued operations for all periods presented.

THE NEW YORK TIMES COMPANY – P. 33

Discontinued operations are summarized in the following charts:

Year ended December 28, 2014
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$—	$—	$—	$—
Total operating costs	—	—	—	—
Multiemployer pension plan withdrawal expense(1)	—	—	—	—
Impairment of assets(2)	—	—	—	—
Loss from joint ventures	—	—	—	—
Interest expense, net	—	—	—	—
Pre-tax loss	—	—	—	—
Income tax benefit(3)	—	—	—	—
Loss from discontinued operations, net of income taxes	—	—	—	—
Loss on sale, net of income taxes:
Loss on sale	(349)	(229)	(397)	(975)
Income tax (benefit)/expense	(127)	(93)	331	111
Loss on sale, net of income taxes	(222)	(136)	(728)	(1,086)
Loss from discontinued operations, net of income taxes	$(222)	$(136)	$(728)	$(1,086)

	Year Ended December 29, 2013
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$287,677	$—	$—	$287,677
Total operating costs	281,414	—	—	281,414
Multiemployer pension plan withdrawal expense(1)	7,997	—	—	7,997
Impairment of assets(2)	34,300	—	—	34,300
Loss from joint ventures	(240)	—	—	(240)
Interest expense, net	9	—	—	9
Pre-tax loss	(36,283)	—	—	(36,283)
Income tax benefit(3)	(13,373)	(2,497)	—	(15,870)
(Loss)/income from discontinued operations, net of income taxes	(22,910)	2,497	—	(20,413)
Gain/(loss) on sale, net of income taxes:
Gain on sale(4)	47,561	419	—	47,980
Income tax expense	19,457	161	—	19,618
Gain on sale, net of income taxes	28,104	258	—	28,362
Income from discontinued operations, net of income taxes	$5,194	$2,755	$—	$7,949

P. 34 – THE NEW YORK TIMES COMPANY

	Year Ended December 30, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$394,739	$74,970	$6,115	$475,824
Total operating costs	385,527	51,140	8,017	444,684
Impairment of assets(2)	—	194,732	—	194,732
Income from joint ventures	68	—	—	68
Interest expense, net	7	—	—	7
Pre-tax income/(loss)	9,273	(170,902)	(1,902)	(163,531)
Income tax expense/(benefit)	10,717	(60,065)	(736)	(50,084)
Loss from discontinued operations, net of income taxes	(1,444)	(110,837)	(1,166)	(113,447)
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale	—	96,675	(5,441)	91,234
Income tax expense/(benefit)(5)	—	34,785	(29,071)	5,714
Gain on sale, net of income taxes	—	61,890	23,630	85,520
(Loss)/income from discontinued operations, net of income taxes	$(1,444)	$(48,947)	$22,464	$(27,927)

(1)
The multiemployer pension plan withdrawal expense in 2013 is related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

(2)	Included the impairment of fixed assets related to the New England Media Group in 2013 and impairment of goodwill related to the About Group in 2012.

(3)	The income tax benefit for the About Group in 2013 is related to a change in prior period estimated tax expense.

(4)	Included in the gain on sale in 2013 is a $49.1 million post-retirement curtailment gain related to the New England Media Group.

(5)	The income tax benefit for the Regional Media Group in 2012 included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.
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

THE NEW YORK TIMES COMPANY – P. 35

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
The special items in 2014 consisted of a $2.6 million charge for the early termination of a distribution agreement, a reduction in the reserve for uncertain tax positions of $21.1 million, a $9.5 million pension settlement charge in connection with a lump-sum payment offer to certain former employees and a $9.2 million non-cash impairment charge related to the Company’s investment in a joint venture. The special items in 2013 consisted of a $3.2 million settlement charge in connection with the Company’s immediate pension benefit offer to certain former employees and a $6.2 million charge for a partial withdrawal obligation under a multiemployer pension plan.
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

P. 36 – THE NEW YORK TIMES COMPANY

Reconciliation of diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items (or adjusted diluted earnings per share from continuing operations)

	Years Ended			% Change
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
Diluted earnings per share from continuing operations	$0.21	$0.36	$1.07	(41.7)	(66.4)
Add:
Severance	0.13	0.05	0.04
Non-operating retirement costs	0.13	0.08	0.17
Special items:
Early termination charge	0.01	—	—
Reduction in uncertain tax positions	(0.13)	—	—
Pension settlement charge	0.04	0.01	0.18
Multiemployer pension plan withdrawal expense	—	0.02	—
Impairment charge	0.04	—	0.02
Gain on sale of investments	—	—	(0.87)
Other expense	—	—	0.01
Adjusted diluted earnings per share from continuing operations	$0.43	$0.52	$0.62	(17.3)	(16.1)

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	Years Ended			% Change
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
Operating profit	$91,948	$156,087	$103,654	(41.1)	50.6
Add:
Depreciation & amortization	79,455	78,477	78,980
Severance	36,082	12,382	12,267
Non-operating retirement costs	36,697	20,791	44,517
Special items:
Early termination charge	2,550	—	—
Pension settlement charge	9,525	3,228	47,657
Multiemployer pension plan withdrawal expense	—	6,171	—
Other expense	—	—	2,620
Adjusted operating profit	$256,257	$277,136	$289,695	(7.5)	(4.3)

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	Years Ended			% Change
	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
Operating costs	$1,484,505	$1,411,744	$1,441,410	5.2	(2.1)
Less:
Depreciation & amortization	79,455	78,477	78,980
Severance	36,082	12,382	12,267
Non-operating retirement costs	36,697	20,791	44,517
Adjusted operating costs	$1,332,271	$1,300,094	$1,305,646	2.5	(0.4)

THE NEW YORK TIMES COMPANY – P. 37

Components of non-operating retirement costs

	Years Ended			% Change
	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
Pension:
Interest cost	$94,897	$87,817	$106,748
Expected return on plan assets	(113,839)	(124,250)	(118,551)
Amortization and other costs	31,338	39,331	37,812
Non-operating pension costs	12,396	2,898	26,009	*	(88.9)
Other postretirement benefits:
Interest cost	3,722	4,101	4,985
Amortization and other costs	7,299	4,440	3,328
Non-operating other postretirement benefits costs	11,021	8,541	8,313	29.0	2.7
Expenses associated with multiemployer pension plan withdrawal obligations	13,280	9,352	10,195
Total non-operating retirement costs	$36,697	$20,791	$44,517	76.5	(53.3)
* Represents an increase in excess of 100%.

P. 38 – THE NEW YORK TIMES COMPANY

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 28, 2014	December 29, 2013	14-13
Cash and cash equivalents	$176,607	$482,745	(63.4)
Marketable securities	804,563	541,035	48.7
Current portion of long-term debt and capital lease obligations	223,662	21	*
Long-term debt and capital lease obligations	426,458	684,142	(37.7)
Total New York Times Company stockholders’ equity	726,328	842,910	(13.8)
Ratios:
Total debt and capital lease obligations to total capitalization	47%	45%
Current assets to current liabilities	1.91	3.36
* Represents an increase in excess of 100%.
Our primary sources of cash inflows from operations are circulation and advertising sales. Circulation and advertising provided about 53% and 42%, respectively, of total revenues in 2014. The remaining cash inflows from operations are from other revenue sources such as news services/syndication, digital archives, office rental income, conferences/events and e-commerce. Our primary source of cash outflows are for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes. Contributions to our qualified pension plans can have a significant impact on cash flows. See “— Pensions and Other Postretirement Benefits” for additional information regarding our pension plans. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months, including the repayment at maturity of approximately $224 million aggregate principal amount of our 5.0% senior notes due March 2015 (“5.0% Notes”).
We have continued to strengthen our liquidity position and our debt profile. As of December 28, 2014, we had cash, cash equivalents and marketable securities of approximately $981 million and total debt and capital lease obligations of approximately $650 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $331 million. Our cash and investment balances declined in 2014, primarily due to repurchases of our 5.0% Notes and our 6.625% senior notes due 2016 (“6.625% Notes”) in the open market, the repayment of borrowings against the cash surrender value of corporate-owned life insurance, and lump-sum payments made to certain former employees who participated in certain non-qualified pension plans.
In September 2013, we announced the initiation of a quarterly dividend in which both classes of our common stock participate equally. Since then, we have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
On October 27, 2014, the Society of Actuaries (“SOA”) released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our qualified and non-qualified pension and postretirement obligations resulting from the new mortality assumptions was an increase of $117.0 million and $4.2 million, respectively. See Note 9 and Note 10 of our Consolidated Financial Statements for additional information.
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

THE NEW YORK TIMES COMPANY – P. 39

approximately $32 million. As a result, during the second quarter of 2014, we recorded a pension settlement charge of $9.5 million.
During the fourth quarter of 2014, the Company offered certain terminated vested participants in various qualified defined benefit pension plans the option to immediately receive a lump-sum payment equal to the present value of his or her pension benefit in full settlement of the plan’s pension obligation, or to immediately commence a reduced monthly annuity. The election period for this voluntary offer closed on December 31, 2014.  During the first quarter of 2015, we expect to record a pension settlement charge of approximately $40 million. The lump-sum payments will approximate $98 million, and will be funded with existing assets of the pension plans and not with Company cash.
We remain focused on managing the underfunded status of our pension plans and adjusting the size of our pension obligations relative to the size of the Company. Our qualified pension plans were underfunded (meaning the present value of future obligations exceeded the fair value of plan assets) as of December 28, 2014, by approximately $264 million, compared with approximately $80 million as of December 29, 2013. The funded status of these pension plans were negatively impacted by interest rates in 2014 and the adoption of new mortality tables issued by the SOA, partially offset by solid returns on pension assets. The net impact to our qualified pension plans resulting from the new mortality assumptions was an increase of $104 million. We made contributions of approximately $15 million to certain qualified pension plans in 2014. We expect contributions to total approximately $9 million to satisfy minimum funding requirements in 2015.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended			% Change
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012	14-13	13-12
Operating activities	$80,491	$34,855	$79,310	*	(56.1)
Investing activities	$(324,717)	$(353,657)	$646,813	(8.2)	*
Financing activities	$(61,386)	$(19,259)	$(80,854)	*	(76.2)
* Represents an increase or decrease in excess of 100%.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in 2014 compared with 2013 due to lower income tax payments and pension contributions, including a pension settlement, partially offset by declines in operating performance. We made estimated tax payments of approximately $11 million in 2014 compared with approximately $53 million in 2013, with the amount in 2013 mainly driven by the 2012 sales of our ownership interests in Indeed.com and Fenway Sports Group. We made payments to certain pension plans of approximately $39 million (including a lump-sum payment of $24 million in connection with a pension settlement) in 2014 compared with approximately $74 million in 2013.
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

P. 40 – THE NEW YORK TIMES COMPANY

Net cash used in investing activities in 2014 was primarily due to net purchases of marketable securities, capital expenditures and changes in restricted cash. Additionally during 2014, net cash used in investing activities included the repayment of approximately $26 million of loans taken against the cash value of our corporate-owned life insurance policies.
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
Capital expenditures were $35.4 million in 2014, $16.9 million in 2013 and $34.9 million in 2012.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, long-term debt and capital lease obligations.
Net cash used in financing activities in 2014 was primarily due to repurchases of $18.4 million of our 6.625% Notes, $20.4 million of our 5.0% Notes and dividend payments of $24.9 million offset by proceeds from stock option exercises.
Net cash used in financing activities in 2013 was primarily due to the repurchase of $17.4 million principal amount of our 6.625% Notes in addition to dividends paid in the fourth quarter of 2013, offset by funds from stock option exercises.
Net cash used in financing activities in 2012 was primarily for the repayment at maturity in September 2012 of all $75.0 million outstanding aggregate principal amount of the 4.610% senior notes (“4.610% Notes”) and the repurchase of $5.9 million principal amount of the 5.0% Notes due March 15, 2015.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

THE NEW YORK TIMES COMPANY – P. 41

Restricted Cash
We were required to maintain $30.2 million and $28.1 million of restricted cash as of December 28, 2014 and December 29, 2013, respectively, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Third-Party Financing
Our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	December 28, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due in 2015, net of unamortized debt costs and discount of $7 in 2014	5.0%	$223,662	$—
Short-term capital lease obligations(1)		—	21
Total current portion of debt and capital lease obligations		223,662	21
Long-term debt and capital lease obligations
Senior notes due 2015, net of unamortized debt costs and discount of $43 in 2013	5.0%	—	244,057
Senior notes due in 2016, net of unamortized debt costs and discount of $1,566 in 2014 and $2,484 in 2013	6.625%	187,604	205,111
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs and discount of $17,882 in 2014 and $21,741 in 2013		232,118	228,259
Long-term capital lease obligations		6,736	6,715
Total long-term debt and capital lease obligations		426,458	684,142
Total debt and capital lease obligations		$650,120	$684,163

(1)	Included in “Accrued expenses and other” in our Consolidated Balance Sheets.
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $527 million as of December 28, 2014, and $819 million as of December 29, 2013. We were in compliance with our covenants under our third-party financing arrangements as of December 28, 2014.
4.610% Notes
On September 26, 2012, we repaid in full all $75.0 million aggregate principal amount of our 4.610% Notes due on that date.
5.0% Notes
In 2005, we issued $250.0 million aggregate principal amount of 5.0% Notes due March 15, 2015. During 2014, we repurchased $20.4 million principal amount of our 5.0% Notes and recorded a $0.3 million pre-tax charge in connection with the repurchase. During 2012, we repurchased $5.9 million principal amount of our 5.0% Notes and recorded a $0.4 million pre-tax charge in connection with the repurchase. This charge is included in “Interest expense, net” in our Consolidated Statements of Operations.
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
The Company intends to repay the 5.0% Notes in full at their maturity on March 15, 2015 from cash on hand.

P. 42 – THE NEW YORK TIMES COMPANY

6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of the 6.625% Notes due on December 15, 2016. During 2014, we repurchased $18.4 million principal amount of our 6.625% Notes and recorded a $2.2 million pre-tax charge in connection with the repurchases. During 2013, we repurchased $17.4 million principal amount of our 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases.
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
Warrants
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of approximately $101.1 million from this exercise. The Company currently intends to use the cash proceeds to repurchase Class A shares from time to time in open market transactions as conditions permit.
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

THE NEW YORK TIMES COMPANY – P. 43

Revolving Credit Facility
In November 2012, we terminated our $125.0 million asset-backed five-year revolving credit facility and recorded a pre-tax charge of $1.4 million in connection with the early termination, which is included in “Interest expense, net” in our Consolidated Statements of Operations.
Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 28, 2014. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2015	2016-2017	2018-2019	Later Years
Long-term debt(1)	$806,034	$268,176	$255,661	$282,197	$—
Capital leases(2)	9,453	552	1,104	7,797	—
Operating leases(2)	45,608	12,031	16,516	7,116	9,945
Benefit plans(3)	1,566,476	245,335	293,533	290,210	737,398
Total	$2,427,571	$526,094	$566,814	$587,320	$747,343

(1)	Includes estimated interest payments on long-term debt. See Note 6 of the Notes to the Consolidated Financial Statements for additional information related to our long-term debt.

(2)	See Note 18 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)
Includes estimated benefit payments under our Company-sponsored pension and other postretirement benefit plans. Payments for these plans have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2020-2024. While benefit payments under these plans are expected to continue beyond 2024, we believe that an estimate beyond this period is impracticable. Payments under our Company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not with Company cash. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.

“Other Liabilities — Other” in our Consolidated Balance Sheets include liabilities related to (1) deferred compensation, primarily consisting of our deferred executive compensation plan (the “DEC plan”), (2) our liability for uncertain tax positions and (3) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable.
The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the initial deferral period is for a minimum of two years up to a maximum of 15 years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on “Other Liabilities — Other.”
Our tax liability for uncertain tax positions was approximately $20 million, including approximately $4 million of accrued interest and penalties as of December 28, 2014. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on “Income Taxes.”
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

P. 44 – THE NEW YORK TIMES COMPANY

Ratings
The Company’s senior notes are currently rated B1 by Moody’s Investors Service with a stable outlook. In April 2014, Standard & Poor’s upgraded its rating on the Company’s senior notes to BB from BB- and revised favorably the recovery prospects for the senior notes, changing its recovery rating on these senior notes to 1 from 2, based on its anticipation of a lower balance of priority debt outstanding. The Company’s overall rating remains B1 at Moody’s Investors Service with a stable outlook, and B+ at Standard & Poor’s with a stable outlook.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 28, 2014.
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

(In thousands)	December 28, 2014	December 29, 2013
Property, plant and equipment, net	$665,758	$713,356
Goodwill	116,422	125,871
Long-lived assets	$782,180	$839,227
Total assets	$2,566,474	$2,572,552
Percentage of long-lived assets to total assets	30%	33%
The impairment analysis is considered critical because of the significance of long-lived assets to our Consolidated Balance Sheets.
We test for goodwill impairment at the reporting unit level, which is our operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2014 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
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

THE NEW YORK TIMES COMPANY – P. 45

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
In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of its long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include: (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological, (3) significant impairments and (4) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. Additionally, management believes that the likelihood of an impairment of goodwill is remote due to the excess market capitalization relative to its net book value. See Notes 4 and 13 of the Notes to the Consolidated Financial Statements.
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
On October 27, 2014, the SOA released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our qualified and non-qualified pension and postretirement obligations resulting from the new mortality assumptions was an increase of $117.0 and $4.2 million, respectively. See Note 9 and Note 10 of our Consolidated Financial Statements for additional information.
See “— Pensions and Other Postretirement Benefits” below for more information on our retirement benefits.

P. 46 – THE NEW YORK TIMES COMPANY

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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $43 million as of December 28, 2014 and December 29, 2013.
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

(In thousands)	December 28, 2014	December 29, 2013
Accounts receivable, net	$212,690	$202,303
Accounts receivable allowances	12,860	14,252
Accounts receivable - gross	$225,550	$216,555
Total current assets	$1,148,095	$1,172,267
Percentage of accounts receivable allowances to gross accounts receivable	6%	7%
Percentage of net accounts receivable to current assets	19%	17%
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

THE NEW YORK TIMES COMPANY – P. 47

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
The table below includes the liability for all of these plans.

(In thousands)	December 28, 2014	December 29, 2013
Pension and other postretirement liabilities	$728,577	$563,162
Total liabilities	$1,838,125	$1,726,018
Percentage of pension and other postretirement liabilities to total liabilities	40%	33%
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
The funded status of our qualified and non-qualified pension plans as of December 28, 2014 is as follows:

	December 28, 2014
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$2,101,573	$267,824	$2,369,397
Fair value of plan assets	1,837,250	—	1,837,250
Pension underfunded/unfunded obligation, net	$264,323	$267,824	$532,147
We made contributions of approximately $15 million to certain qualified pension plans in 2014. We expect contributions to total approximately $9 million to satisfy minimum funding requirements in 2015.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 7.00% at the beginning of 2014. Our plan assets had an average rate of return of approximately 14.3% in 2014 and an average annual return of approximately 12.6% over the three-year period 2012-2014. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The value (“market-related value”) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2015 expected long-term rate of return to be 7.00%, equal to 2014. If we had decreased our expected long-term rate of return on our plan assets by 50

P. 48 – THE NEW YORK TIMES COMPANY

basis points to 6.50% in 2014, pension expense would have increased by approximately $8 million in 2014 for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted average discount rate determined on this basis was 4.05% for our qualified plans and 3.90% for our non-qualified plans as of December 28, 2014.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2014, pension expense would have increased by approximately $2 million as of December 28, 2014 and our pension obligation would have increased by approximately $159 million.
On October 27, 2014, the SOA released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension benefit obligations. The net impact on our qualified and non-qualified pension obligations resulting from the new mortality assumptions was an increase of $117.0 million. See Note 9 of our Consolidated Financial Statements for additional information.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
 We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $116 million as of December 28, 2014. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.
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
On October 27, 2014, the SOA released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our postretirement benefit obligations. The net impact to our postretirement obligations resulting from the new mortality assumptions was an increase of $4.2 million. See Note 10 of our Consolidated Financial Statements for additional information.
The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate was 7.20% as of December 28, 2014. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of $0.1 million or a

THE NEW YORK TIMES COMPANY – P. 49

decrease of $0.1 million in our 2014 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A one-percentage point change in the assumed health-care cost trend rate would result in an increase or decrease of approximately $2 million in our accumulated benefit obligation as of December 28, 2014. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See “— Pension Benefits” above for information on our discount rate assumption.
See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our other postretirement benefits.
RECENT ACCOUNTING PRONOUNCEMENTS
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern. The new guidance becomes effective for the Company for fiscal years ending on or after December 26, 2016 and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. The new guidance becomes effective for the Company for fiscal years beginning on or after December 26, 2016. Early adoption is prohibited. We are currently in the process of evaluating the impact of the new revenue guidance; however, we do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
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
In July 2013, the FASB issued ASU 2013-11, which prescribes that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. At the beginning of our 2014 fiscal year, we adopted ASU 2013-11 and it did not have a material impact on our financial statements.
Recent accounting pronouncements not specifically identified in our disclosures are not expected to have a material effect on our financial condition and results of operations.

P. 50 – THE NEW YORK TIMES COMPANY

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:

•	We do not have interest rate risk related to our debt because, as of December 28, 2014, our portfolio does not include variable-rate debt.

•
Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a substantial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented approximately 6% and 7% of our total operating costs in 2014 and 2013, respectively. Based on the number of newsprint tons consumed in 2014 and 2013, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $1.1 million (pre-tax) in 2014 and $1.2 million (pre-tax) in 2013, but would also result in improved performance in our joint ventures.

•
The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan ACM Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions and Other Postretirement Benefits.”

•
A significant portion of our employees are unionized and our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. In addition, if we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired.

See Notes 5, 6, 9 and 18 of the Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 51

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2014 FINANCIAL REPORT

P. 52 – THE NEW YORK TIMES COMPANY

REPORT OF MANAGEMENT
Management’s Responsibility for the Financial Statements
The Company’s consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on management’s best estimates and judgments.
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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2014, 2013 and 2012. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 56.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2014.
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 28, 2014, which is included on Page 56 in this Annual Report on Form 10-K.

THE NEW YORK TIMES COMPANY – P. 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
The New York Times Company
New York, NY
We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2014 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of The New York Times Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 28, 2014 and December 29, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 24, 2015

P. 54 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
The New York Times Company
New York, NY
We have audited The New York Times Company’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company’s internal control over financial reporting based on our audit.
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
In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 24, 2015

THE NEW YORK TIMES COMPANY – P. 55

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 28, 2014	December 29, 2013
Assets
Current assets
Cash and cash equivalents	$176,607	$482,745
Short-term marketable securities	636,743	364,880
Accounts receivable (net of allowances of $12,860 in 2014 and $14,252 in 2013)	212,690	202,303
Deferred income taxes	63,640	65,859
Prepaid expenses	25,635	20,250
Other current assets	32,780	36,230
Total current assets	1,148,095	1,172,267
Long-term marketable securities	167,820	176,155
Investments in joint ventures	22,069	40,213
Property, plant and equipment:
Equipment	542,265	623,249
Buildings, building equipment and improvements	652,220	650,293
Software	208,241	189,684
Land	105,710	105,710
Assets in progress	10,685	15,402
Total, at cost	1,519,121	1,584,338
Less: accumulated depreciation and amortization	(853,363)	(870,982)
Property, plant and equipment, net	665,758	713,356
Goodwill	116,422	125,871
Deferred income taxes	252,587	179,989
Miscellaneous assets	193,723	164,701
Total assets	$2,566,474	$2,572,552
 See Notes to the Consolidated Financial Statements.

P. 56 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 28, 2014	December 29, 2013
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$94,401	$90,982
Accrued payroll and other related liabilities	91,755	91,629
Unexpired subscriptions	58,736	58,007
Current portion of long-term debt and capital lease obligations	223,662	21
Accrued expenses	124,740	107,734
Accrued income taxes	7,214	138
Total current liabilities	600,508	348,511
Other liabilities
Long-term debt and capital lease obligations	426,458	684,142
Pension benefits obligation	631,756	444,328
Postretirement benefits obligation	71,628	90,602
Other	107,775	158,435
Total other liabilities	1,237,617	1,377,507
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2014 – 151,701,136; 2013 – 151,289,625 (including treasury shares: 2014 – 2,180,442; 2013 – 2,180,471)	15,170	15,129
Class B – convertible – authorized and issued shares: 2014 – 816,635; 2013 – 818,061 (including treasury shares: 2014 – none; 2013 – none)	82	82
Additional paid-in capital	39,217	33,045
Retained earnings	1,291,907	1,283,518
Common stock held in treasury, at cost	(86,253)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	5,705	12,674
Funded status of benefit plans	(539,500)	(415,285)
Total accumulated other comprehensive loss, net of income taxes	(533,795)	(402,611)
Total New York Times Company stockholders’ equity	726,328	842,910
Noncontrolling interest	2,021	3,624
Total stockholders’ equity	728,349	846,534
Total liabilities and stockholders’ equity	$2,566,474	$2,572,552
 See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 57

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues
Circulation	$836,822	$824,277	$795,037
Advertising	662,315	666,687	711,829
Other	89,391	86,266	88,475
Total revenues	1,588,528	1,577,230	1,595,341
Operating costs
Production costs:
Raw materials	88,958	92,886	106,381
Wages and benefits	357,573	332,085	331,321
Other	197,464	201,942	213,616
Total production costs	643,995	626,913	651,318
Selling, general and administrative costs	761,055	706,354	711,112
Depreciation and amortization	79,455	78,477	78,980
Total operating costs	1,484,505	1,411,744	1,441,410
Early termination charge	2,550	—	—
Pension settlement charge	9,525	3,228	47,657
Multiemployer pension plan withdrawal expense	—	6,171	—
Other expense	—	—	2,620
Operating profit	91,948	156,087	103,654
Gain on sale of investments	—	—	220,275
Impairment of investments	—	—	5,500
(Loss)/income from joint ventures	(8,368)	(3,215)	2,936
Interest expense, net	53,730	58,073	62,808
Income from continuing operations before income taxes	29,850	94,799	258,557
Income tax (benefit)/expense	(3,541)	37,892	94,617
Income from continuing operations	33,391	56,907	163,940
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(20,413)	(113,447)
(Loss)/gain on sale, net of income taxes	(1,086)	28,362	85,520
(Loss)/income from discontinued operations, net of income taxes	(1,086)	7,949	(27,927)
Net income	32,305	64,856	136,013
Net loss/(income) attributable to the noncontrolling interest	1,002	249	(166)
Net income attributable to The New York Times Company common stockholders	$33,307	$65,105	$135,847
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$34,393	$57,156	$163,774
(Loss)/income from discontinued operations, net of income taxes	(1,086)	7,949	(27,927)
Net income	$33,307	$65,105	$135,847
See Notes to the Consolidated Financial Statements.

P. 58 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 28, 2014	December 29, 2013	December 30, 2012
	(52 weeks)	(52 weeks)	(53 weeks)
Average number of common shares outstanding:
Basic	150,673	149,755	148,147
Diluted	161,323	157,774	152,693
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.23	$0.38	$1.11
(Loss)/income from discontinued operations, net of income taxes	(0.01)	0.05	(0.19)
Net income	$0.22	$0.43	$0.92
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.21	$0.36	$1.07
(Loss)/income from discontinued operations, net of income taxes	(0.01)	0.05	(0.18)
Net income	$0.20	$0.41	$0.89
Dividends declared per share	$0.16	$0.08	$—
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 59

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Years Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$32,305	$64,856	$136,013
Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments-(loss)/gain	(11,006)	2,613	536
Unrealized derivative gain on cash-flow hedge of equity method investment	—	—	1,143
Unrealized gain/(loss) on available-for-sale security	—	729	(729)
Pension and postretirement benefits obligation	(206,889)	180,340	(27,222)
Other comprehensive (loss)/income, before tax	(217,895)	183,682	(26,272)
Income tax benefit/(expense)	86,110	(73,165)	10,760
Other comprehensive (loss)/income, net of tax	(131,785)	110,517	(15,512)
Comprehensive (loss)/income	(99,480)	175,373	120,501
Comprehensive income/(loss) attributable to the noncontrolling interest	1,603	(313)	(162)
Comprehensive (loss)/income attributable to The New York Times Company common stockholders	$(97,877)	$175,060	$120,339
See Notes to the Consolidated Financial Statements.

P. 60 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Compre-hensive Loss, Net of Income Taxes	Total New York Times Company Stock- holders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 25, 2011	$15,083	$32,024	$1,094,603	$(110,974)	$(497,058)	$533,678	$3,149	$536,827
Net income	—	—	135,847	—	—	135,847	166	136,013
Other comprehensive loss	—	—	—	—	(15,508)	(15,508)	(4)	(15,512)
Issuance of shares:
Stock options – 176,400 Class A shares	18	712	—	—	—	730	—	730
Stock conversions – 500 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 92,847 Class A shares	8	(656)	—	147	—	(501)	—	(501)
401(k) Company stock match – 490,031 Class A shares	—	(10,785)	—	14,549	—	3,764	—	3,764
Stock-based compensation	—	5,329	—	—	—	5,329	—	5,329
Income tax shortfall related to share-based payments	—	(1,014)	—	—	—	(1,014)	—	(1,014)
Balance, December 30, 2012	15,109	25,610	1,230,450	(96,278)	(512,566)	662,325	3,311	665,636
Net income/(loss)	—	—	65,105	—	—	65,105	(249)	64,856
Dividends	—	—	(12,037)	—	—	(12,037)	—	(12,037)
Other comprehensive income	—	—	—	—	109,955	109,955	562	110,517
Issuance of shares:
Stock options – 914,272 Class A shares	92	4,994	—	—	—	5,086	—	5,086
Stock conversions – 324 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 104,054 Class A shares	10	(756)	—	—	—	(746)	—	(746)
401(k) Company stock match – 303,066 Class A shares	—	(6,571)	—	10,025	—	3,454	—	3,454
Stock-based compensation	—	6,813	—	—	—	6,813	—	6,813
Income tax benefit related to share-based payments	—	2,955	—	—	—	2,955	—	2,955
Balance, December 29, 2013	15,211	33,045	1,283,518	(86,253)	(402,611)	842,910	3,624	846,534
Net income/(loss)	—	—	33,307	—	—	33,307	(1,002)	32,305
Dividends	—	—	(24,918)	—	—	(24,918)	—	(24,918)
Other comprehensive income	—	—	—	—	(131,184)	(131,184)	(601)	(131,785)
Issuance of shares:
Stock options – 169,286 Class A shares	17	1,102	—	—	—	1,119	—	1,119
Stock conversions – 1,426 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 241,607 Class A shares	24	(2,355)	—	—	—	(2,331)	—	(2,331)
Stock-based compensation	—	9,480	—	—	—	9,480	—	9,480
Income tax shortfall related to share-based payments	—	(2,055)	—	—	—	(2,055)	—	(2,055)
Balance, December 28, 2014	$15,252	$39,217	$1,291,907	$(86,253)	$(533,795)	$726,328	$2,021	$728,349
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 61

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities
Net income	$32,305	$64,856	$136,013
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets	—	34,300	194,732
Multiemployer pension plan withdrawal expense	—	14,168	—
Gain on insurance settlement	(1,859)	—	—
Pension settlement charge	9,525	3,228	47,657
Early termination charge	2,550	—	—
Other expense	—	—	2,620
Gain on sale of investments	—	—	(220,275)
Impairment on investments	—	—	5,500
Loss/(Gain) on sale of New England Media Group & About Group	—	(47,561)	(96,675)
Loss on sale of Regional Media Group	—	—	5,441
Depreciation and amortization	79,455	85,477	103,775
Stock-based compensation expense	8,880	8,741	4,693
Undistributed loss of joint ventures	10,980	3,619	2,586
Deferred income taxes	(10,621)	44,102	1,380
Long-term retirement benefit obligations	(37,334)	(112,133)	(143,724)
Uncertain tax positions	17,310	1,387	(1,049)
Other – net	12,141	11,541	10,786
Changes in operating assets and liabilities:
Accounts receivable – net	(10,166)	3,148	5,130
Inventories	(811)	176	6,806
Other current assets	1,318	1,675	(8,477)
Accounts payable and other liabilities	(33,911)	(83,072)	18,429
Unexpired subscriptions	729	1,203	3,962
Net cash provided by operating activities	80,491	34,855	79,310
Cash flows from investing activities
Purchases of marketable securities	(777,945)	(860,848)	(439,700)
Maturities of marketable securities	506,711	447,350	409,726
Repayment of borrowings against cash surrender value of corporate-owned life insurance	(26,005)	—	—
Proceeds from sale of business	—	68,585	456,158
Proceeds from investments – net of purchases	7,331	12,004	250,918
Capital expenditures	(35,350)	(16,942)	(34,888)
Proceeds from insurance settlement	1,638	—	—
Change in restricted cash	(1,401)	(3,806)	3,287
Other-net	304	—	1,312
Net cash (used in)/provided by investing activities	(324,717)	(353,657)	646,813
Cash flows from financing activities
Repayment of debt and capital lease obligations	(38,857)	(19,959)	(81,584)
Dividends paid	(24,858)	(6,040)	—
Stock option exercises	1,120	5,086	730
Windfall tax benefit related to share-based payments	1,209	1,654	—
Net cash used in financing activities	(61,386)	(19,259)	(80,854)
Net (decrease)/increase in cash and cash equivalents	(305,612)	(338,061)	645,269
Effect of exchange rate changes on cash and cash equivalents	(526)	316	70
Cash and cash equivalents at the beginning of the year	482,745	820,490	175,151
Cash and cash equivalents at the end of the year	$176,607	$482,745	$820,490
See Notes to the Consolidated Financial Statements.

P. 62 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Cash payments
Interest, net of capitalized interest	$54,252	$54,821	$60,005
Income tax payment/(refunds) – net	$21,325	$42,792	$(6,627)
See Notes to the Consolidated Financial Statements.
Non-Cash Investing Activities
Non-cash investing activities in 2012 included approximately $14 million for amounts held in escrow to satisfy certain indemnification provisions related to the sale of our ownership interest in Indeed.com in 2012. In each of 2014 and 2013, we received approximately $7 million of the total amount held in escrow, constituting the remaining balance. See Note 5 for additional information regarding the sale.

THE NEW YORK TIMES COMPANY – P. 63

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a global media organization that includes newspapers, digital businesses, investments in paper mills and other investments (see Note 5). The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are circulation and advertising.
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
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal years 2014 and 2013 each comprise 52 weeks and fiscal year 2012 comprises 53 weeks. Our fiscal years ended as of December 28, 2014, December 29, 2013, and December 30, 2012.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of 3 months or less to be cash equivalents.
Marketable Securities
We have investments in marketable debt securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. We have the intent and ability to hold our marketable debt securities until maturity; therefore, they are accounted for as held-to-maturity and stated at amortized cost. We had a marketable equity security which was accounted for as available-for-sale and stated at fair value until the sale of the investment in the fourth quarter of 2013 (see Note 3). Changes in the fair value of our available-for-sale security were recognized as unrealized gains or losses, net of taxes, as a component of accumulated other comprehensive income/(loss) (“AOCI”).
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and investments. Cash and cash equivalents are placed with major financial institutions. As of December 28, 2014, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
Our investment portfolio consists of investment-grade securities diversified among security types, issuers and industries. Our cash and investments are primarily managed by third-party investment managers who are required to adhere to investment policies approved by our Board of Directors designed to mitigate risk.

P. 64 – THE NEW YORK TIMES COMPANY

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
We test for goodwill impairment at the reporting unit level, which is our single operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2014 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
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

THE NEW YORK TIMES COMPANY – P. 65

fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.
The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of the reporting unit.
All other long-lived assets were tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (1) was not recoverable (the carrying value of the asset was greater than the sum of undiscounted cash flows) and (2) was greater than its fair value.
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
In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of its long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include: (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological, (3) significant impairments and (4) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. Additionally, management believes that the likelihood of an impairment of goodwill is remote due to the excess market capitalization relative to its net book value. See Notes 4 and 13 of the Notes to the Consolidated Financial Statements.
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $43 million as of December 28, 2014 and December 29, 2013.
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
See Notes 9 and 10 for additional information regarding pension and other postretirement benefits.

P. 66 – THE NEW YORK TIMES COMPANY

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
Stock-Based Compensation
We establish fair value for our stock-based awards to determine our cost and recognize the related expense over the appropriate vesting period. We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards, stock-settled and cash-settled restricted stock units, stock options and stock appreciation rights. See Note 15 for additional information related to stock-based compensation expense.

THE NEW YORK TIMES COMPANY – P. 67

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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern.” The new guidance becomes effective for the Company for fiscal years ending on or after December 26, 2016 and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections”. Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. The new guidance becomes effective for the Company for fiscal years beginning December 26, 2016. Early application is prohibited. We are currently in the process of evaluating the impact of the new revenue guidance; however, we do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
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
In July 2013, the FASB issued ASU 2013-11, which prescribes that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. At the beginning of our 2014 fiscal year, we adopted ASU 2013-11 and it did not have a material impact on our financial statements.

P. 68 – THE NEW YORK TIMES COMPANY

Recent accounting pronouncements not specifically identified in our disclosures are not expected to have a material effect on our financial condition and results of operations.
3. Marketable Securities
Our marketable debt securities consisted of the following:

(In thousands)	December 28, 2014	December 29, 2013
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$238,488	$143,510
Corporate debt securities	208,346	78,991
U.S. agency securities	32,009	31,518
Municipal securities	13,622	48,035
Certificates of deposit	109,293	31,949
Commercial paper	34,985	30,877
Total short-term marketable securities	$636,743	$364,880
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$71,191	$98,979
U.S. agency securities	95,204	73,697
Municipal securities	1,425	3,479
Total long-term marketable securities	$167,820	$176,155
Marketable debt securities
As of December 28, 2014, our short-term and long-term marketable securities had remaining maturities of 1 month to 12 months and 13 months to 36 months, respectively.
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

THE NEW YORK TIMES COMPANY – P. 69

4. Goodwill
The changes in the carrying amount of goodwill in 2014 and 2013 were as follows:

(In thousands)	Total Company
Balance as of December 30, 2012	$122,691
Goodwill transferred to held for sale (1)	—
Foreign currency translation	3,180
Balance as of December 29, 2013	125,871
Foreign currency translation	(9,449)
Balance as of December 28, 2014	$116,422

(1)	See Note 13 for additional information regarding the assets and liabilities held for sale for the New England Media Group.
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
5. Investments
Equity Method Investments
As of December 28, 2014, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Our investments above are accounted for under the equity method, and are recorded in “Investments in joint ventures” in our Consolidated Balance Sheets. Our proportionate shares of the operating results of our investments are recorded in “(Loss)/income from joint ventures” in our Consolidated Statements of Operations and in “Investments in joint ventures” in our Consolidated Balance Sheets.
In the first quarter of 2013, we recorded a nominal charge for the impairment of our investment in quandrantONE LLC as a result of its February 2013 announcement of the wind down of its operations.
In the fourth quarter of 2013, we completed the sale of the New England Media Group and our 49% equity interest in Metro Boston, and classified the results as discontinued operations for all periods presented. See Note 13 for additional information.
Malbaie & Madison
We have investments in Donohue Malbaie, Inc. (“Malbaie”), a Canadian newsprint company, and Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Maine (together, the “Paper Mills”).
We have a 49% equity interest in a Canadian newsprint company, Malbaie. The other 51% is owned by Resolute FP Canada Inc., a subsidiary of Resolute Forest Products Inc. (“Resolute”), a Delaware corporation. Resolute is a large global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within Resolute’s paper mill in Clermont, Quebec. Malbaie is wholly dependent upon Resolute for its pulp, which is purchased by Malbaie from Resolute’s Clermont paper mill.
Our Company and UPM-Kymmene Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. UPM-Kymmene owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company.
We received distributions from Malbaie of $3.9 million in 2014, $1.4 million in 2013 and $7.3 million in 2012.
We received distributions from Madison of $0.0 million in 2014, $0.0 million in 2013 and $2.0 million in 2012.
We purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $20 million in 2014, $21 million in 2013 and $26 million in 2012.
Impairment of Equity Method Investments
During the fourth quarter of 2014, we recognized an impairment charge of $9.2 million for our investment in Madison. Our proportionate share of the loss was $4.7 million after adjusting for tax and the allocation of the loss to the non-controlling interest.
Cost Method Investments
Gain on Sale of Investments
We recorded a gain on sale of investments totaling $220.3 million in 2012.
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
Impairment of Cost Method Investments
In 2012, we recorded non-cash impairment charges of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charges were primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers. See Note 8 for additional information regarding the fair value of these investments.
6. Debt Obligations
Our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	December 28, 2014	December 29, 2013
Current portion of long-term debt and capital lease obligations
Senior notes due in 2015, net of unamortized debt costs and discount of $7 in 2014	5.0%	$223,662	$—
Short-term capital lease obligations(1)		—	21
Total current portion of debt and capital lease obligations		223,662	21
Long-term debt and capital lease obligations
Senior notes due 2015, net of unamortized debt costs and discount of $43 in 2013	5.0%	—	244,057
Senior notes due in 2016, net of unamortized debt costs and discount of $1,566 in 2014 and $2,484 in 2013	6.625%	187,604	205,111
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs and discount of $17,882 in 2014 and $21,741 in 2013		232,118	228,259
Long-term capital lease obligations		6,736	6,715
Total long-term debt and capital lease obligations		426,458	684,142
Total debt and capital lease obligations		$650,120	$684,163

(1)	Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
See Note 8 for information regarding the fair value of our long-term debt.

P. 70 – THE NEW YORK TIMES COMPANY

The aggregate face amount of maturities of debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2015	$223,669
2016	189,170
2017	—
2018	—
2019	250,000
Thereafter	—
Total face amount of maturities	662,839
Less: Unamortized debt costs and discount	(19,455)
Carrying value of debt (excludes capital leases)	$643,384
Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Cash interest expense	$51,877	$52,913	$58,291
Premium on debt repurchases	2,538	2,127	428
Amortization of debt costs and discount on debt	4,651	4,548	4,516
Capitalized interest	(152)	—	(17)
Interest income	(5,184)	(1,515)	(410)
Total interest expense, net	$53,730	$58,073	$62,808
4.610% Notes
On September 26, 2012, we repaid in full all $75.0 million aggregate principal amount of 4.610% senior notes due on that date (“4.610% Notes”).
5.0% Notes
In 2005, we issued $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015 (“5.0% Notes”). During 2014, we repurchased $20.4 million principal amount of our 5.0% Notes and recorded a $0.3 million pre-tax charge in connection with the repurchase. During 2012, we repurchased $5.9 million principal amount of our 5.0% Notes and recorded a $0.4 million pre-tax charge in connection with the repurchase. This charge is included in “Interest expense, net” in our Consolidated Statements of Operations.
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
The Company intends to repay the 5.0% Notes in full at their maturity on March 15, 2015 from cash on hand.
6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of 6.625% senior unsecured notes due on December 15, 2016 (“6.625% Notes”). During 2014, we repurchased $18.4 million principal amount of our 6.625% Notes and recorded a $2.2 million pre-tax charge in connection with the repurchases. During 2013, we repurchased $17.4 million principal amount of our 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases.

THE NEW YORK TIMES COMPANY – P. 71

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
Warrants
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of approximately $101.1 million from this exercise. The Company currently intends to use the cash proceeds to repurchase Class A shares from time to time in open market transactions as conditions permit. See Note 19 for additional information.
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
The transaction is accounted for as a financing transaction. As such, we have continued to depreciate the Condo Interest and account for the rental payments as interest expense. The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $210.5 million, or approximately $39.0 million, is being amortized over a 10-year period through interest expense. The effective interest rate on this transaction was approximately 13%.
Revolving Credit Facility
In November 2012, we terminated our $125.0 million asset-backed five-year revolving credit facility and recorded a pre-tax charge of $1.4 million in connection with the early termination, which is included in “Interest expense, net” in our Consolidated Statements of Operations.
7. Other
Severance Costs
In October 2014, we announced cost-saving efforts that have resulted in a number of workforce reductions and layoffs across the Company. The workforce reductions are actions taken under our severance plan in connection with our continued focus on operating efficiencies. In accordance with ASC 712, “Compensation - Nonretirement Postemployment Benefits,” we accounted for this liability in the third quarter of 2014 when the liability was probable and reasonably estimable. In December 2014, we adjusted the liability upward to reflect the actual payout, which will occur in 2015. We recognized severance costs of $36.1 million in 2014, $12.4 million in 2013 and $12.3 million in 2012. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $34.6 million and $10.3 million included in “Accrued expenses and other” in our Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013, respectively. We anticipate most of the

P. 72 – THE NEW YORK TIMES COMPANY

expenditures associated with the workforce reductions will be recognized within the next twelve months. See recent developments in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Early Termination Charge
In 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.
Pension Settlement Charge
In 2014, we recorded a $9.5 million pension settlement charge in connection with a lump-sum payment offer to certain former employees. See Note 9 for additional information regarding the pension settlement charge.
Reserve for Uncertain Tax Positions
In 2014, we recorded a $21.1 million income tax benefit primarily due to a reduction in the Company’s reserve for uncertain tax positions.
Advertising Expenses
Advertising expenses were $89.5 million , $86.0 million , and $83.2 million for December 28, 2014, December 29, 2013, and December 30, 2012 respectively.
Capitalized Computer Software Costs
Capitalized computer software costs (included in depreciation expense) were $29.4 million, $27.4 million, and $22.5 million for December 28, 2014, December 29, 2013 and December 30, 2012 respectively.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 28, 2014 and December 29, 2013, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 28, 2014 and December 29, 2013:

(In thousands)	December 28, 2014				December 29, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$45,136	$45,136	$—	$—	$51,660	$51,660	$—	$—
Certain financial liabilities are valued using market prices on the active markets. The deferred compensation liability, included in “Other liabilities — Other” in our Condensed Consolidated Balance Sheets, consists of deferrals under our deferred executive compensation plan, which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis (see Note 11). The deferred amounts are invested at the executives’ option in

THE NEW YORK TIMES COMPANY – P. 73

various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, that were part of operations that have been classified as discontinued operations are only recorded at fair value if an impairment charge is recognized. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during 2014, 2013 and 2012 on those assets.
2014

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses for the Year Ended
	December 28, 2014	Level 1	Level 2	Level 3	December 28, 2014
Investments in joint ventures	$—	$—	$—	$—	$9,216 (1)

(1)	Impairment losses related to Madison are included within “(Loss)/income from joint ventures” for the year ended December 28, 2014. See Note 5 for additional information.
The impairment of assets in 2014 reflects the impairment of one of our investments in joint ventures, Madison Paper Industries. During the fourth quarter of 2014, we estimated the fair value less cost to sell of the group held for sale, using unobservable inputs (Level 3). We recorded a $9.2 million non-cash charge in the fourth quarter of 2014. Our proportionate share of the loss was $4.7 million after tax and adjusted for the allocation of the loss to the non-controlling interest.
2013

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses for the Year Ended
	December 29, 2013	Level 1	Level 2	Level 3	December 29, 2013
Property, plant and equipment	$—	$—	$—	$—	$34,300 (1)

(1)
Impairment losses related to the New England Media Group and are included within “(Loss)/income from discontinued operations, net of income taxes” for the year ended December 29, 2013. We sold the New England Media Group in the fourth quarter of 2013. See Note 13 for additional information.

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

(1)
Impairment losses related to the About Group and are included within “(Loss)/income from discontinued operations, net of income taxes” for the year ended December 30, 2012. We sold the About Group in September 2012. See Note 13 for additional information.

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

P. 74 – THE NEW YORK TIMES COMPANY

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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of December 28, 2014 and December 29, 2013, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $420 million as of December 28, 2014 and $677 million as of December 29, 2013. The fair value of our long-term debt was approximately $527 million as of December 28, 2014 and $819 million as of December 29, 2013. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
9. Pension Benefits
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

THE NEW YORK TIMES COMPANY – P. 75

Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 28, 2014			December 29, 2013			December 30, 2012
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension cost
Service cost	$9,543	$184	$9,727	$11,225	$1,162	$12,387	$11,903	$1,656	$13,559
Interest cost	84,447	10,450	94,897	77,136	10,681	87,817	94,113	12,635	106,748
Expected return on plan assets	(113,839)	—	(113,839)	(124,250)	—	(124,250)	(118,551)	—	(118,551)
Amortization and other costs	26,620	4,718	31,338	33,770	5,561	39,331	33,323	4,489	37,812
Amortization of prior service (credit)/cost	(1,945)	—	(1,945)	(1,945)	—	(1,945)	574	—	574
Effect of settlement	—	9,525	9,525	—	3,228	3,228	47,657	—	47,657
Effect of sale of Regional Media Group	—	—	—	—	—	—	(5,097)	—	(5,097)
Net periodic pension cost/(income)	$4,826	$24,877	$29,703	$(4,064)	$20,632	$16,568	$63,922	$18,780	$82,702
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, during 2014, 2013 and 2012, we offered lump-sum payments to certain former employees. The lump-sum payment offers each resulted in settlement charges due to the acceleration of the recognition of the accumulated unrecognized actuarial loss. Therefore, we recorded settlement charges of $9.5 million, $3.2 million and $47.7 million in connection with lump-sum payments made in 2014, 2013 and 2012, respectively. Total lump-sum payments were approximately $24 million, $11 million and $112 million in 2014, 2013 and 2012, respectively. The 2012 lump-sum payments were made out of the existing assets of The New York Times Companies Pension Plan and the 2014 and 2013 payments were made out of Company cash.
Following ratification of an amendment to a collective bargaining agreement covering the employees in The New York Times Newspaper Guild, in the fourth quarter of 2012, we amended The New York Times Newspaper Guild pension plan to freeze benefit accruals for participating employees. We adopted a new defined benefit pension plan for these employees. The amendment to The New York Times Newspaper Guild pension plan resulted in a reduction of the projected benefit obligation and underfunded status of the plan by approximately $32 million. This amount is recognized within “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 30, 2012.
Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Net actuarial loss/(gain)	$254,525	$(178,088)	$96,551
Prior service credit	—	—	(31,839)
Amortization of loss	(30,665)	(39,017)	(37,813)
Amortization of prior service cost/(credit)	1,945	1,945	(574)
Effect of settlement	(9,525)	(3,358)	(47,657)
Total recognized in other comprehensive loss/(income)	216,280	(218,518)	(21,332)
Net periodic pension cost	29,703	16,568	82,702
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$245,983	$(201,950)	$61,370
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $40 million and $2 million, respectively.
The amount of cost recognized for defined contribution benefit plans was approximately $17 million for 2014 and $18 million for 2013 and 2012.

P. 76 – THE NEW YORK TIMES COMPANY

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/(loss) were as follows:

	December 28, 2014			December 29, 2013
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,778,647	$262,501	$2,041,148	$1,965,406	$299,265	$2,264,671
Service cost	9,543	184	9,727	11,225	1,162	12,387
Interest cost	84,447	10,450	94,897	77,136	10,681	87,817
Plan participants’ contributions	26	—	26	26	—	26
Actuarial loss/(gain)	330,224	36,604	366,828	(161,348)	(18,960)	(180,308)
Lump-sum settlement paid	—	(24,015)	(24,015)	—	(10,667)	(10,667)
Benefits paid	(101,314)	(17,507)	(118,821)	(113,798)	(19,149)	(132,947)
Effects of change in currency conversion	—	(393)	(393)	—	169	169
Benefit obligation at end of year	2,101,573	267,824	2,369,397	1,778,647	262,501	2,041,148
Change in plan assets
Fair value of plan assets at beginning of year	1,698,091	—	1,698,091	1,615,723		1,615,723
Actual return on plan assets	225,470	—	225,470	122,030	—	122,030
Employer contributions	14,977	41,522	56,499	74,110	29,999	104,109
Plan participants’ contributions	26	—	26	26	—	26
Lump-sum settlement paid	—	(24,015)	(24,015)	—	(10,667)	(10,667)
Benefits paid	(101,314)	(17,507)	(118,821)	(113,798)	(19,149)	(132,947)
Effect of change in currency conversion	—	—	—	—	(183)	(183)
Fair value of plan assets at end of year	1,837,250	—	1,837,250	1,698,091	—	1,698,091
Net amount recognized	$(264,323)	$(267,824)	$(532,147)	$(80,556)	$(262,501)	$(343,057)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$—	$(15,767)	$(15,767)	$—	$(17,903)	$(17,903)
Noncurrent liabilities	(264,323)	(252,057)	(516,380)	(80,556)	(244,598)	(325,154)
Net amount recognized	$(264,323)	$(267,824)	$(532,147)	$(80,556)	$(262,501)	$(343,057)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$854,267	$119,797	$974,064	$662,293	$97,436	$759,729
Prior service credit	(26,565)	—	(26,565)	(28,510)	—	(28,510)
Total	$827,702	$119,797	$947,499	$633,783	$97,436	$731,219

THE NEW YORK TIMES COMPANY – P. 77

The accumulated benefit obligation for all pension plans was $2.36 billion and $2.03 billion as of December 28, 2014 and December 29, 2013, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 28, 2014	December 29, 2013
Projected benefit obligation	$2,369,397	$2,041,148
Accumulated benefit obligation	$2,362,050	$2,034,145
Fair value of plan assets	$1,837,250	$1,698,091
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

(Percent)	December 28, 2014	December 29, 2013
Discount rate	4.05%	4.90%
Rate of increase in compensation levels	2.89%	2.55%
The rate of increase in compensation levels is applicable only for qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

(Percent)	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate	4.90%	4.00%	5.05%
Rate of increase in compensation levels	2.87%	3.50%	3.00%
Expected long-term rate of return on assets	7.02%	7.85%	8.00%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

(Percent)	December 28, 2014	December 29, 2013
Discount rate	3.90%	4.60%
Rate of increase in compensation levels	2.50%	2.50%
The rate of increase in compensation levels is applicable only for the non-qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

(Percent)	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate	4.60%	3.70%	4.80%
Rate of increase in compensation levels	2.50%	3.00%	3.50%
We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.

P. 78 – THE NEW YORK TIMES COMPANY

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
On October 27, 2014, the Society of Actuaries (“SOA”) released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our qualified and non-qualified pension obligations resulting from the new mortality assumptions was an increase of $117.0 million.
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
The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of each pension plan. Under our policy, for example, a funded status between 85% and 90% requires an allocation of total assets of 46% to 56% to Long Duration Assets and 44% to 54% to Return-Seeking Assets. As our funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.

THE NEW YORK TIMES COMPANY – P. 79

The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range
Public Equity	70%	-	90%
Growth Fixed Income	0%	-	15%
Alternatives	0%	-	15%
Cash	0%	-	10%
The asset allocations of our Company-sponsored pension plans by asset category for both Long Duration and Return-Seeking Assets, as of December 28, 2014, were as follows:

Asset Category	Percentage
Public Equity	32%
Fixed Income	57%
Alternatives	4%
Cash	7%
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
Fair Value of Plan Assets
The fair value of the assets underlying our Company-sponsored qualified pension plans and The New York Times Newspaper Guild pension plan by asset category are as follows:

	Fair Value Measurement at December 28, 2014
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category(1)	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$48,640	$—	$—	$48,640
International Equities	51,154	—	—	51,154
Common/Collective Funds(2)	—	697,075	—	697,075
Fixed Income Securities:
Corporate Bonds	—	539,098	—	539,098
U.S. Treasury and Other Government Securities	—	150,496	—	150,496
Group Annuity Contract	—	76,290	—	76,290
Municipal and Provincial Bonds	—	47,046	—	47,046
Government Sponsored Enterprises(3)	—	9,517	—	9,517
Other	—	22,951	—	22,951
Cash and Cash Equivalents	52	127,910	—	127,962
Private Equity	—	—	35,727	35,727
Hedge Fund	—	—	31,294	31,294
Assets at Fair Value	$99,846	$1,670,383	$67,021	$1,837,250

(1)	Includes the assets of The Guild-Times Adjustable Pension Plan and the Retirement Annuity Plan which are not part of the Master Trust.

(2)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value of the underlying funds.

(3)	Represents investments that are not backed by the full faith and credit of the United States government.

P. 80 – THE NEW YORK TIMES COMPANY

	Fair Value Measurement at December 29, 2013
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$36,920	$—	$—	$36,920
International Equities	75,606	—	—	75,606
Common/Collective Funds(1)	—	581,553	—	581,553
Fixed Income Securities:
Corporate Bonds	—	594,667	—	594,667
U.S. Treasury and Other Government Securities	—	183,700	—	183,700
Group Annuity Contract	—	72,663	—	72,663
Municipal and Provincial Bonds	—	41,729	—	41,729
Government Sponsored Enterprises(2)	—	4,738	—	4,738
Other	—	29,115	—	29,115
Cash and Cash Equivalents	—	6,538	—	6,538
Private Equity	—	—	40,537	40,537
Hedge Fund	—	—	30,325	30,325
Assets at Fair Value	$112,526	$1,514,703	$70,862	$1,698,091

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
Level 3 Investments
We have investments in private equity funds and a hedge fund as of December 28, 2014 and December 29, 2013 that have been determined to be Level 3 investments, within the fair value hierarchy, because the inputs to determine fair value are considered unobservable.
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
The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 28, 2014 is as follows:

THE NEW YORK TIMES COMPANY – P. 81

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Hedge Fund	Private Equity	Total
Balance at beginning of year	$30,325	$40,537	$70,862
Actual gain/(loss) on plan assets:
Relating to assets still held	969	(1,775)	(806)
Capital contribution	—	2,008	2,008
Return of Capital	—	(5,043)	(5,043)
Balance at end of year	$31,294	$35,727	$67,021
The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 29, 2013 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Real Estate	Private Equity	Total
Balance at beginning of year	$26,370	$36,011	$62,381
Actual gain on plan assets:
Relating to assets still held	3,955	6,169	10,124
Capital contribution	—	3,018	3,018
Return of Capital	—	(4,661)	(4,661)
Balance at end of year	$30,325	$40,537	$70,862
Cash Flows
In August 2014, the Highway and Transportation Funding Act of 2014 was enacted. The legislation extended interest rate stabilization for single-employer defined benefit pension plan funding for an additional five years. In 2014, we made contributions of $15.0 million. We expect contributions to total approximately $9.0 million to satisfy minimum funding requirements in 2015.
In January 2013, we made a contribution of approximately $57 million to the New York Times Newspaper Guild pension plan, of which $20 million was estimated to be necessary to satisfy minimum funding requirements in 2013. Mandatory contributions to other qualified pension plans increased our total contributions to approximately $74 million for the full year of 2013.
The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2015 (1)	$200,873	$16,044	$216,917
2016	103,233	16,095	119,328
2017	105,296	16,865	122,161
2018	106,714	16,843	123,557
2019	109,229	17,244	126,473
2020-2024	572,392	83,987	656,379

(1)
Includes lump-sum payments that will approximate $98 million in the first quarter of 2015 related to the Company’s qualified defined benefit pension plans. The lump-sum payments will be funded with existing assets of the pension plans and not with Company cash. See Note 19 for additional information.

P. 82 – THE NEW YORK TIMES COMPANY

Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. Over the past few years, certain events, such as amendments to various collective bargaining agreements and the sales of the New England Media Group and the Regional Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. We recorded an estimated charge for multiemployer pension plan withdrawal obligations of $14.2 million in 2013, which includes $8.0 million directly related to the sale of the New England Media Group. There were nominal charges in 2012 for withdrawal obligations related to our multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $116 million as of December 28, 2014 and approximately $119 million as of December 29, 2013. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
The risks of participating in multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If we choose to stop participating in some multiemployer pension plans, we may be required to pay those plans an amount based on the underfunded status of the plan (a withdrawal liability).

•	If a multiemployer plan from which we have withdrawn subsequently experiences a mass withdrawal, we may be required to make additional contributions under applicable law.
Our participation in significant plans for the fiscal period ended December 28, 2014, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

THE NEW YORK TIMES COMPANY – P. 83

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands)Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2014	2013		2014	2013	2012
CWA/ITU Negotiated Pension Plan	13-6212879-001	Red as of 1/01/14	Red as of 1/01/13	Implemented	$611	$663	$646	No	3/30/2016(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	13-6122251-001	Green as of 6/01/14	Yellow as of 6/01/13	N/A	1,102	1,217	1,101	No	3/30/2020(2)
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Red as of 1/01/14	Red as of 1/01/13	Implemented	58	124	114	No	3/30/2017(3)
Pressmen’s Publishers’ Pension Fund	13-6121627-001	Green as of 4/01/14	Green as of 4/01/13	N/A	1,097	1,016	1,037	No	3/30/2017(4)
Paper-Handlers’-Publishers’ Pension Fund	13-6104795-001	Green as of 4/01/14	Green as of 4/01/13	N/A	103	114	121	No	3/30/2014(5)
Contributions for individually significant plans					$2,971	$3,134	$3,019
Contributions to other multiemployer plans					—	945	2,503
Total Contributions					$2,971	$4,079	$5,522

(1)	There are two collective bargaining agreements (Mailers and Typographers) requiring contributions to this plan, which both expire March 30, 2016.

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
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)

CWA/ITU Negotiated Pension Plan	12/31/2013 & 12/31/2012(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2013 & 5/31/2012(1)
Pressmen’s Publisher’s Pension Fund	3/31/2014 & 3/31/2013
Paper-Handlers’-Publishers’ Pension Fund	3/31/2014 & 3/31/2013
(1) Forms 5500 for the plans’ year ended of 12/31/14 and 5/31/14 were not available as of the date we filed our financial statements.
The number of our employees covered by multiemployer plans decreased from 2012 to 2013, affecting period-to-period comparability, as a result of the sale of the New England Media Group.
The Company received a notice and demand for payment of withdrawal liability from the Newspaper and Mail Deliverers’-Publishers’ Pension Fund September 2013 and December 2014 associated with alleged partial withdrawals. See Note 18 for further information.

P. 84 – THE NEW YORK TIMES COMPANY

10. Other Postretirement Benefits
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
Net Periodic Other Postretirement Benefit Expense/(Income)
The components of net periodic postretirement benefit expense/(income) were as follows:

(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Service cost	$580	$1,089	$957
Interest cost	3,722	4,101	4,985
Amortization and other costs	7,299	4,440	3,328
Amortization of prior service credit	(7,199)	(13,051)	(15,112)
Effect of curtailment	—	(49,122)	(27,213)
Net periodic postretirement benefit expense/(income)	$4,402	$(52,543)	$(33,055)
In 2012, we sold the Regional Media Group. The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012, which is included in the gain on the sale within “(Loss)/income from discontinued operations, net of income taxes” in the Consolidated Statement of Operations.
In 2013, we completed the sale of the New England Media Group, consisting of The Boston Globe, BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (“T&G”), Telegram.com and related properties. As a result of the sale, the Company recorded a $49.1 million post-retirement curtailment gain in 2013, which is included in the gain on sale within “(Loss)/income from discontinued operations, net of income taxes” in the Consolidated Statement of Operations. This gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group.
In September 2014 and December 2014, the ERISA Management Committee approved certain changes to The New York Times Company Retiree Medical Plan provisions, which triggered a remeasurement under ASC 715-60, “Compensation — Retirement Benefits — Defined Benefit Plans — Other Postretirement.” The changes in the plan provisions decreased obligations by $25.5 million and the change in discount rate as of the remeasurement date increased obligations by $3.6 million. Overall, the remeasurement decreased our obligations by $21.9 million as reflected in other comprehensive income in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Comprehensive Income/(Loss).
The changes in the benefit obligations recognized in other comprehensive loss were as follows:

(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Net actuarial loss/(gain)	$8,882	$(13,500)	$11,562
Prior service credit	(25,489)	(1,690)	—
Amortization of loss	(4,948)	(4,440)	(3,328)
Amortization of prior service credit	7,199	13,051	15,112
Recognition of prior service credit due to curtailment	—	49,122	27,213
Total recognized in other comprehensive (income)/loss	(14,356)	42,543	50,559
Net periodic postretirement benefit expense/(income)	4,402	(52,543)	(33,055)
Total recognized in net periodic postretirement benefit income and other comprehensive (income)/loss	$(9,954)	$(10,000)	$17,504

THE NEW YORK TIMES COMPANY – P. 85

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $5.3 million and $9.7 million, respectively.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $18 million in 2014, $20 million in 2013 and $18 million in 2012.
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/loss were as follows:

(In thousands)	December 28, 2014	December 29, 2013
Change in benefit obligation
Benefit obligation at beginning of year	$100,932	$120,767
Service cost	580	1,089
Interest cost	3,722	4,101
Plan participants’ contributions	3,834	4,861
Actuarial loss/(gain)	12,091	(13,501)
Plan amendments	(25,489)	(1,690)
Benefits paid	(14,616)	(14,695)
Benefit obligation at the end of year	81,054	100,932
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	10,782	9,834
Plan participants’ contributions	3,834	4,861
Benefits paid	(14,616)	(14,695)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(81,054)	$(100,932)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(9,426)	$(10,329)
Noncurrent liabilities	(71,628)	(90,603)
Net amount recognized	$(81,054)	$(100,932)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$37,339	$33,406
Prior service credit	(51,950)	(33,660)
Total	$(14,611)	$(254)
 Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 28, 2014	December 29, 2013
Discount rate	3.61%	4.22%
Estimated increase in compensation level	3.50%	3.50%

P. 86 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate	4.22%	3.70%	4.66%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 28, 2014	December 29, 2013
Health-care cost trend rate	7.20%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2014	$104	$(88)
Effect on accumulated postretirement benefit obligation as of December 28, 2014	$1,966	$(1,670)
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2015	$9,635
2016	8,254
2017	7,604
2018	7,019
2019	6,417
2020-2024	26,038
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued cost of these benefits amounted to $15.9 million as of December 28, 2014 and $16.2 million as of December 29, 2013.
On October 27, 2014, the SOA released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our postretirement obligations resulting from the new mortality assumptions was an increase of $4.2 million.

THE NEW YORK TIMES COMPANY – P. 87

11. Other Liabilities
The components of the “Other Liabilities — Other” balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2014	December 29, 2013
Deferred compensation	$45,136	$51,660
Other liabilities	62,639	106,775
Total	$107,775	$158,435
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
We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $72.1 million as of December 28, 2014 and $68.6 million as of December 29, 2013.
Other liabilities in the preceding table primarily included our post employment liabilities as of December 28, 2014 and our contingent tax liability for uncertain tax positions as of December 29, 2013.
12. Income Taxes
Reconciliations between the effective tax rate on income/(loss) from continuing operations before income taxes and the federal statutory rate are presented below.

	December 28, 2014		December 29, 2013		December 30, 2012
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$10,448	35.0	$33,180	35.0	$90,494	35.0
State and local taxes, net	4,620	15.5	8,312	8.8	11,507	4.4
Effect of enacted changes in tax laws	1,393	4.7	—	—	—	—
Reduction in uncertain tax positions	(21,147)	(70.8)	(1,803)	(1.9)	(6,721)	(2.6)
Gain on Company-owned life insurance	(1,250)	(4.2)	(3,673)	(3.9)	(2,690)	(1.0)
Nondeductible expense, net	1,847	6.2	2,039	2.2	866	0.3
Other, net	548	1.8	(163)	(0.2)	1,161	0.5
Income tax (benefit)/expense	$(3,541)	(11.8)	$37,892	40.0	$94,617	36.6

P. 88 – THE NEW YORK TIMES COMPANY

The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Current tax (benefit)/expense
Federal	$17,397	$18,903	$51,836
Foreign	583	681	1,154
State and local	(25,625)	8,371	(6,680)
Total current tax (benefit)/expense	(7,645)	27,955	46,310
Deferred tax expense
Federal	4,014	5,426	38,845
Foreign	—	—	—
State and local	90	4,511	9,462
Total deferred tax expense	4,104	9,937	48,307
Income tax (benefit)/expense	$(3,541)	$37,892	$94,617
State tax operating loss carryforwards totaled $7.5 million as of December 28, 2014 and $9.3 million as of December 29, 2013. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 20 years.
The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2014	December 29, 2013
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$320,174	$251,082
Accruals for other employee benefits, compensation, insurance and other	42,294	35,596
Accounts receivable allowances	1,746	1,478
Net operating losses	46,726	57,885
Other	41,186	63,821
Gross deferred tax assets	452,126	409,862
Valuation allowance	(41,136)	(42,295)
Net deferred tax assets	$410,990	$367,567
Deferred tax liabilities
Property, plant and equipment	$64,056	$75,661
Intangible assets	11,607	11,902
Investments in joint ventures	13,971	19,625
Other	5,129	14,531
Gross deferred tax liabilities	94,763	121,719
Net deferred tax asset	$316,227	$245,848
Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$63,640	$65,859
Deferred tax asset – long-term	252,587	179,989
Net deferred tax asset	$316,227	$245,848
We assess whether a valuation allowance should be established against deferred tax assets based on the consideration of both positive and negative evidence using a “more likely than not” standard. In making such

THE NEW YORK TIMES COMPANY – P. 89

judgments, significant weight is given to evidence that can be objectively verified. We evaluated our deferred tax assets for recoverability using a consistent approach that considers our three-year historical cumulative income/(loss), including an assessment of the degree to which any such losses were due to items that are unusual in nature (e.g., impairments of nondeductible goodwill and intangible assets).
We had a valuation allowance totaling $41.1 million as of December 28, 2014 and $42.3 million as of December 29, 2013 for deferred tax assets primarily associated with net operating losses of non-U.S. operations, as we determined these assets were not realizable on a more-likely-than-not basis. The valuation allowance was allocated in proportion to the related current and noncurrent gross deferred tax asset balances.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $3.1 million in 2014, $3.4 million in 2013 and $2.4 million in 2012.
As of December 28, 2014 and December 29, 2013, “Accumulated other comprehensive loss, net of income taxes” in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $369 million and $283 million, respectively.
A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Balance at beginning of year	$46,058	$45,308	$47,971
Gross additions to tax positions taken during the current year	2,116	2,249	5,241
Gross additions to tax positions taken during the prior year	—	127	258
Gross reductions to tax positions taken during the prior year	(12,109)	(833)	(922)
Reductions from settlements with taxing authorities	(7,114)	—	—
Reductions from lapse of applicable statutes of limitations	(12,627)	(793)	(7,240)
Balance at end of year	$16,324	$46,058	$45,308
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $10.7 million as of December 28, 2014 and $30.0 million as of December 29, 2013.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $4.0 million as of December 28, 2014 and $18 million as of December 29, 2013. The total amount of accrued interest and penalties was a net benefit of $8.6 million in 2014, a net detriment of $1.7 million in 2013 and a net benefit of $0.3 million in 2012.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $6.1 million that would, if recognized, impact the effective tax rate.
13. Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group — consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties — and our 49% equity interest in Metro Boston, for approximately $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from retiree medical plan amendments announced in prior years, and is due to a cessation of service for employees at the New England Media Group. Post-closing adjustments in the first and fourth quarter of 2014 resulted in a nominal loss of $0.3 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.

P. 90 – THE NEW YORK TIMES COMPANY

About Group
In the fourth quarter of 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. In 2012, the sale resulted in a pre-tax gain of $96.7 million ($61.9 million after tax). The net after-tax proceeds from the sale were approximately $291 million. In the fourth quarter of 2014, there was a legal settlement that resulted in a nominal loss of $0.2 million. The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented.
Regional Media Group
In the first quarter of 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). In the fourth quarter of 2014, there was an environmental contingency that resulted in a nominal loss of $0.4 million. The results of operations for the Regional Media Group have been classified as discontinued operations for all periods presented.
The results of operations for the New England Media Group, About Group and the Regional Media Group presented as discontinued operations are summarized below for 2014.

Year ended December 28, 2014
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$—	$—	$—	$—
Total operating costs	—	—	—	—
Multiemployer pension plan withdrawal expense	—	—	—	—
Impairment of assets	—	—	—	—
Loss from joint ventures	—	—	—	—
Interest expense, net	—	—	—	—
Pre-tax income/(loss)	—	—	—	—
Income tax expense/(benefit)	—	—	—	—
Income/(loss) from discontinued operations, net of income taxes	—	—	—	—
Loss on sale, net of income taxes:
Loss on sale	(349)	(229)	(397)	(975)
Income tax (benefit)/expense	(127)	(93)	331	111
Loss on sale, net of income taxes	(222)	(136)	(728)	(1,086)
Loss from discontinued operations, net of income taxes	$(222)	$(136)	$(728)	$(1,086)

THE NEW YORK TIMES COMPANY – P. 91

The results of operations for the New England Media Group, About Group and the Regional Media Group presented as discontinued operations are summarized below for 2013.

	Year Ended December 29, 2013
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$287,677	$—	$—	$287,677
Total operating costs	281,414	—	—	281,414
Multiemployer pension plan withdrawal expense(1)	7,997	—	—	7,997
Impairment of assets (2)	34,300	—	—	34,300
Loss from joint ventures	(240)	—	—	(240)
Interest expense, net	9	—	—	9
Pre-tax loss	(36,283)	—	—	(36,283)
Income tax benefit(3)	(13,373)	(2,497)	—	(15,870)
(Loss)/income from discontinued operations, net of income taxes	(22,910)	2,497	—	(20,413)
Gain/(loss) on sale, net of income taxes:
Gain on sale(4)	47,561	419	—	47,980
Income tax expense	19,457	161	—	19,618
Gain on sale, net of income taxes	28,104	258	—	28,362
Income from discontinued operations, net of income taxes	$5,194	$2,755	$—	$7,949

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

P. 92 – THE NEW YORK TIMES COMPANY

The results of operations for the New England Media Group, About Group and the Regional Media Group presented as discontinued operations are summarized below for 2012.

	Year Ended December 30, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total
Revenues	$394,739	$74,970	$6,115	$475,824
Total operating costs	385,527	51,140	8,017	444,684
Impairment of assets(1)	—	194,732	—	194,732
Income from joint ventures	68	—	—	68
Interest expense, net	7	—	—	7
Pre-tax income/(loss)	9,273	(170,902)	(1,902)	(163,531)
Income tax expense/(benefit)	10,717	(60,065)	(736)	(50,084)
Loss from discontinued operations, net of income taxes	(1,444)	(110,837)	(1,166)	(113,447)
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale	—	96,675	(5,441)	91,234
Income tax expense/(benefit)(2)	—	34,785	(29,071)	5,714
Gain on sale, net of income taxes	—	61,890	23,630	85,520
(Loss)/income from discontinued operations, net of income taxes	$(1,444)	$(48,947)	$22,464	$(27,927)

(1)	Included in impairment of assets in 2012 is the impairment of goodwill related to the About Group.

(2)	The income tax benefit for the Regional Media Group in 2012 included a tax deduction for goodwill, which was previously nondeductible, triggered upon the sale of the Regional Media Group.
Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group, we performed an interim impairment test as of June 24, 2012. The interim impairment test resulted in a $194.7 million non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. The impairment charge reduced the carrying value of goodwill to its fair value. See Note 8 for information regarding the fair value of goodwill and the related impairment charge.
14. Earnings/(Loss) Per Share
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

THE NEW YORK TIMES COMPANY – P. 93

Basic and diluted earnings/(loss) per share have been computed as follows:

	Years Ended
(In thousands, except per share data)	December 28, 2014	December 29, 2013	December 30, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$34,393	$57,156	$163,774
(Loss)/income from discontinued operations, net of income taxes	(1,086)	7,949	(27,927)
Net income	$33,307	$65,105	$135,847
Average number of common shares outstanding:
Basic	150,673	149,755	148,147
Diluted	161,323	157,774	152,693
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.23	$0.38	$1.11
(Loss)/income from discontinued operations, net of income taxes	(0.01)	0.05	(0.19)
Net income	$0.22	$0.43	$0.92
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.21	$0.36	$1.07
(Loss)/income from discontinued operations, net of income taxes	(0.01)	0.05	(0.18)
Net income	$0.20	$0.41	$0.89
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our warrants, restricted stock units and stock options could have the most significant impact on diluted shares.
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of approximately $101.1 million from this exercise. See Note 19 for additional information.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options that was excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 6 million in 2014, 10 million in 2013 and 15 million in 2012, respectively.
15. Stock-Based Awards
As of December 28, 2014, the Company was authorized to grant stock-based compensation under its 2010 Incentive Compensation Plan (the “2010 Incentive Plan”), which became effective April 27, 2010, and replaced the 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
In 2013, the Company redesigned its long-term incentive compensation program, eliminating annual grants of stock options and restricted stock units and long-term performance awards payable solely in cash for executives. In their place, executives have the opportunity to earn cash and shares of Class A Common Stock at the end of three-year cycles based on the achievement of financial goals tied to a financial metric and stock price performance relative to companies in the Standard & Poor’s 500 Stock Index, with the majority of the target award to be settled in the Company’s Class A Common Stock.
We recognize stock-based compensation expense for these stock-settled long-term performance awards, stock-settled and cash-settled restricted stock units, stock options and stock appreciation rights (together, “Stock-Based Awards”). Stock-based compensation expense was $8.9 million in 2014, $8.8 million in 2013 and $4.5 million in 2012.

P. 94 – THE NEW YORK TIMES COMPANY

Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Awards under the 1991 Incentive Plan, 2010 Incentive Plan and 2004 Directors’ Plan generally vest over a stated vesting period or upon the retirement of an employee or director, as the case may be.
The 2004 Director’s Plan provided for the issuance of up to 500,000 shares of Class A Common Stock in the form of stock options or restricted stock awards. Restricted stock has never been awarded under the 2004 Directors’ Plan. Prior to 2012, under our 2004 Directors’ Plan, each non-employee director of our Company received annual grants of non-qualified stock options with 10-year terms to purchase 4,000 shares of Class A Common Stock from our Company at the average market price of such shares on the date of grants. These annual grants were replaced with annual grants of cash-settled phantom stock units in 2012, and, accordingly, no grants of stock options were made under this plan in 2012 or 2013. Under its terms, the 2004 Directors’ Plan terminated as of April 30, 2014.
Our pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies was approximately $26 million as of December 28, 2014.
Stock Options
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of both incentive and non-qualified stock options at an exercise price equal to the market value of our Class A Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 10-year term and vest in equal annual installments. Due to a change in the Company’s long-term incentive compensation, no grants of stock options were made in 2014.
Our 2004 Directors’ Plan provided for grants of stock options to non-employee directors at an exercise price equal to the market value of our Class A Common Stock on the date of grant. Prior to 2012, stock options were granted with a 1-year vesting period and a 10-year term. No grants of stock options were made in 2014 or 2013. Our Company’s directors are considered employees for purposes of stock-based compensation.
Changes in our Company’s stock options in 2014 were as follows:

	December 28, 2014
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	9,749	$20	4	$23,273
Granted	—	—
Exercised	(169)	7
Forfeited/Expired	(1,410)	34
Options outstanding at end of period	8,170	$18	3	$16,234
Options expected to vest at end of period	8,157	$18	3	$16,234
Options exercisable at end of period	7,877	$18	3	$14,508
The total intrinsic value for stock options exercised was $1.5 million in 2014, $5.3 million in 2013 and $0.9 million in 2012.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. The fair value for stock options granted with different vesting periods and on different dates is calculated separately. There were no stock option grants in 2013 or 2014.

THE NEW YORK TIMES COMPANY – P. 95

Restricted Stock Units
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
In 2014, we granted stock-settled restricted stock units with a 5-year vesting period and in 2014, 2013 and 2012, we granted stock-settled restricted stock units with a 3-year vesting period. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2014 were as follows:

	December 28, 2014
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	1,193	$9
Granted	389	15
Vested	(405)	10
Forfeited	(118)	11
Unvested stock-settled restricted stock units at end of period	1,059	$10
Unvested stock-settled restricted stock units expected to vest at end of period	997	$10
The intrinsic value of stock-settled restricted stock units vested was $5.8 million in 2014, $1.9 million in 2013 and $1.2 million in 2012.
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
The intrinsic value of cash-settled restricted stock units vested was $1.5 million in 2013 and $3.7 million in 2012. There were no cash-settled restricted stock units granted or that remained unvested in 2014.
Long-Term Incentive Compensation
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period. There were payments of approximately $1 million in 2014, $9 million in 2013 and $12 million in 2012.
Awards granted for the three-year performance period beginning in 2012 are based on the achievement of specified goals under two financial performance measures. These awards were classified as liability awards because we incurred a liability payable in cash.
Awards granted for the cycles beginning in 2013 and 2014 are based on relative Total Shareholder Return (“TSR”), which is calculated at stock appreciation plus reinvested dividends, payable in Class A Common Stock and another performance measure, payable in Class A Common Stock and cash. Awards payable in stock are classified within equity; awards payable in cash are classified as a liability. The fair value of TSR awards is determined at the date of grant using a market calculation simulation.
Unrecognized Compensation Expense
As of December 28, 2014, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $12.5 million and is expected to be recognized over a weighted-average period of 1.51 years.
Reserved Shares
We generally issue shares for the exercise of stock options and stock-settled restricted stock units from unissued reserved shares.

P. 96 – THE NEW YORK TIMES COMPANY

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 28, 2014	December 29, 2013
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	9,228	10,965
Stock-settled performance awards(1)	2,827	1,908
Outstanding	12,055	12,873
Available	8,408	3,161
Employee Stock Purchase Plan(2)
Available	6,410	6,410
401(k) Company stock match(3)
Available	3,045	3,045
Total Outstanding	12,055	12,873
Total Available	17,863	12,616

(1)
The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that would be issued is included in the table above.

(2)	We have not had an offering under the Employee Stock Purchase Plan since 2010.

(3)	Effective 2014, we no longer offer a Company stock match under the Company’s 401(k) plan.
16. Stockholders’ Equity
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
There were 816,635 shares as of December 28, 2014 and 818,061 shares as of December 29, 2013 of Class B Common Stock available for conversion into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of approximately $101.1 million from this exercise. See Note 19 for additional information.
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million of our Class A Common Stock. As of December 28, 2014, approximately $91.4 million remained under this authorization. On January 13, 2015, the Board of Directors terminated this authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. As of February 19, 2015, approximately $101.1 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY – P. 97

We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 28, 2014.
The following table summarizes the changes in AOCI by component as of December 28, 2014:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance, December 29, 2013	$12,674	$(415,285)	$(402,611)
Other comprehensive income before reclassifications, before tax(1)	(11,006)	(267,771)	(278,777)
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	61,483	61,483
Income tax (benefit)/expense(1)	(4,037)	(82,073)	(86,110)
Net current-period other comprehensive income, net of tax	(6,969)	(124,215)	(131,184)
Balance, December 28, 2014	$5,705	$(539,500)	$(533,795)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the period ended December 28, 2014:

Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented

Funded status of benefit plans:
Amortization of prior service credit(1)	$(9,144)	Selling, general & administrative costs
Amortization of actuarial loss(1)	35,613	Selling, general & administrative costs
Effect of other postretirement benefit remeasurement (2)	25,489
Pension settlement charge	9,525	Pension settlement charge
Total reclassification, before tax(3)	61,483
Income tax benefit	(24,416)	Income tax (benefit)/expense
Total reclassification, net of tax	$85,899

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 and 10 for additional information.

(2)	See Note 10 for additional information on the effect of other postretirement benefit remeasurement.

(3)	There were no reclassifications relating to noncontrolling interest for the year ended December 28, 2014.
17. Segment Information
We have one reportable segment that includes The Times, the International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the consolidated financial statements.
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group. The New England Media Group, which includes The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses, has been classified as a discontinued operation for all periods presented. See Note 13 for further information on the sale of the New England Media Group.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, office rental income, conferences/events and e-commerce.
18. Commitments and Contingent Liabilities
Operating Leases
Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.
Rental expense amounted to approximately $16 million in 2014 and 2013 and $18 million in 2012. The approximate minimum rental commitments under noncancelable leases, net of subleases, as of December 28, 2014 were as follows:

(In thousands)	Amount
2015	$12,031
2016	8,582
2017	7,934
2018	4,090
2019	3,026
Later years	9,945
Total minimum lease payments	45,608
Less: noncancelable subleases	(4,493)
Total minimum lease payments, net of noncancelable subleases	$41,115
Capital Leases
Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 28, 2014, were as follows:

(In thousands)	Amount
2015	$552
2016	552
2017	552
2018	552
2019	7,245
Later years	—
Total minimum lease payments	9,453
Less: imputed interest	(2,717)
Present value of net minimum lease payments including current maturities	$6,736
Restricted Cash
We were required to maintain $30.2 million of restricted cash as of December 28, 2014 and $28.1 million as of December 29, 2013, primarily related to certain collateral requirements, for obligations under our workers’ compensation programs. These collateral requirements were previously supported by letters of credit under a revolving credit facility that was replaced in June 2011.
Newspaper and Mail Deliverers – Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers - Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban, a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability and has initiated arbitration proceedings. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended December 28, 2014.

P. 98 – THE NEW YORK TIMES COMPANY

Pension Benefit Guaranty Corporation
In February 2014, the Pension Benefit Guaranty Corporation (“PBGC”) notified us that it believed the Company had a triggering event under Section 4062(e) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to The Boston Globe Retirement Plan for Employees Represented by the Boston Newspaper Guild (the “Boston Globe Plan”) and The New York Times Companies Pension Plan on account of the Company’s sale of the New England Media Group.
In June 2014, the PBGC voluntarily withdrew its claim with respect to The New York Times Companies Pension Plan. In December 2014, Congress enacted major changes to Section 4062(e) of ERISA. In light of this amendment, the Company believes that it has no Section 4062(e) liability with respect to the Boston Globe Plan.
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
19. Subsequent Events
Warrants
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of approximately $101.1 million from this exercise. The Company currently intends to use the cash proceeds to repurchase Class A shares from time to time in open market transactions as conditions permit.
Lump-Sum Payment Offer
During the fourth quarter of 2014, the Company offered certain terminated vested participants in various qualified defined benefit pension plans the option to immediately receive a lump-sum payment equal to the present value of his or her pension benefit in full settlement of the plan’s pension obligation, or to immediately commence a reduced monthly annuity. The election period for this voluntary offer closed on December 31, 2014.  During the first quarter of 2015, we expect to record a pension settlement charge of approximately $40 million. The lump-sum payments will approximate $98 million, and will be funded with existing assets of the pension plans and not with Company cash.

THE NEW YORK TIMES COMPANY – P. 99

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 28, 2014

(In thousands) Description	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 28, 2014	$14,252	$11,384	$12,776	$12,860
Year ended December 29, 2013	$15,452	$9,377	$10,577	$14,252
Year ended December 30, 2012	$13,065	$11,623	$9,236	$15,452
Valuation allowance for deferred tax assets:
Year ended December 28, 2014	$42,295	$—	$1,159	$41,136
Year ended December 29, 2013	$42,138	$2,432	$2,275	$42,295
Year ended December 30, 2012	$39,824	$2,314	$—	$42,138

(1)	Includes write-offs, net of recoveries.

P. 100 – THE NEW YORK TIMES COMPANY

QUARTERLY INFORMATION (UNAUDITED)
The New England Media Group, About Group and the Regional Media Group’s results of operations have been presented as discontinued operations for all periods presented. See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding these discontinued operations.

	2014 Quarters
(In thousands, except per share data)	March 30, 2014	June 29, 2014	September 28, 2014	December 28, 2014	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$390,408	$388,719	$364,718	$444,683	$1,588,528
Operating costs	365,799	362,697	373,750	382,259	1,484,505
Early termination charge	2,550	—	—	—	2,550
Pension settlement expense(1)	—	9,525	—	—	9,525
Operating profit/(loss)	22,059	16,497	(9,032)	62,424	91,948
(Loss)/income from joint ventures	(2,147)	25	1,599	(7,845)	(8,368)
Interest expense, net	13,301	13,205	15,254	11,970	53,730
Income/(loss) from continuing operations before income taxes	6,611	3,317	(22,687)	42,609	29,850
Income tax expense/(benefit)	3,764	(5,743)	(10,247)	8,685	(3,541)
Income/(loss) from continuing operations	2,847	9,060	(12,440)	33,924	33,391
Loss from discontinued operations, net of income taxes	(994)	—	—	(92)	(1,086)
Net income/(loss)	1,853	9,060	(12,440)	33,832	32,305
Net (income)/loss attributable to the noncontrolling interest	(110)	128	(59)	1,043	1,002
Net income/(loss) attributable to The New York Times Company common stockholders	$1,743	$9,188	$(12,499)	$34,875	$33,307
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$2,737	$9,188	$(12,499)	$34,967	$34,393
Loss from discontinued operations, net of income taxes	(994)	—	—	(92)	(1,086)
Net income/(loss)	$1,743	$9,188	$(12,499)	$34,875	$33,307
Average number of common shares outstanding:
Basic	150,612	150,796	150,822	150,779	150,673
Diluted	161,920	161,868	150,822	160,455	161,323
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$0.06	$(0.08)	$0.23	$0.23
(Loss)/income from discontinued operations, net of income taxes	(0.01)	—	—	—	(0.01)
Net income/(loss)	$0.01	$0.06	$(0.08)	$0.23	$0.22
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$0.06	$(0.08)	$0.22	$0.21
(Loss)/income from discontinued operations, net of income taxes	(0.01)	—	—	—	(0.01)
Net income/(loss)	$0.01	$0.06	$(0.08)	$0.22	$0.20

(1)	We recorded a settlement charge related to a lump-sum payment offer to certain former employees who participated in a non-qualified pension plan.

THE NEW YORK TIMES COMPANY – P. 101

	2013 Quarters
(In thousands, except per share data)	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$380,675	$390,957	$361,738	$443,860	$1,577,230
Operating costs	352,544	344,733	342,712	371,755	1,411,744
Pension settlement expense(1)	—	—	—	3,228	3,228
Multiemployer pension plan withdrawal expense(2)	—	—	6,171	—	6,171
Operating profit	28,131	46,224	12,855	68,877	156,087
(Loss)/income from joint ventures	(2,870)	(405)	(123)	183	(3,215)
Interest expense, net	14,071	14,644	15,454	13,904	58,073
Income/(loss) from continuing operations before income taxes	11,190	31,175	(2,722)	55,156	94,799
Income tax expense	5,082	13,813	2,578	16,419	37,892
Income/(loss) from continuing operations	6,108	17,362	(5,300)	38,737	56,907
(Loss)/income from discontinued operations, net of income taxes	(2,785)	2,776	(18,987)	26,944	7,949
Net income/(loss)	3,323	20,138	(24,287)	65,681	64,856
Net loss/(income) attributable to the noncontrolling interest	249	(6)	61	(55)	249
Net income/(loss) attributable to The New York Times Company common stockholders	$3,572	$20,132	$(24,226)	$65,626	$65,105
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$6,357	$17,356	$(5,239)	$38,682	$57,156
(Loss)/income from discontinued operations, net of income taxes	(2,785)	2,776	(18,987)	26,944	7,949
Net income/(loss)	$3,572	$20,132	$(24,226)	$65,626	$65,105
Average number of common shares outstanding:
Basic	148,710	148,797	150,033	150,162	149,755
Diluted	155,270	156,511	150,033	160,013	157,774
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$0.12	$(0.03)	$0.26	$0.38
(Loss)/income from discontinued operations, net of income taxes	(0.02)	0.02	(0.13)	0.18	0.05
Net income/(loss)	$0.02	$0.14	$(0.16)	$0.44	$0.43
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.04	$0.11	$(0.03)	$0.24	$0.36
(Loss)/income from discontinued operations, net of income taxes	(0.02)	0.02	(0.13)	0.17	0.05
Net income/(loss)	$0.02	$0.13	$(0.16)	$0.41	$0.41

(1)	We recorded a settlement charge related to a lump-sum payment offer to certain former employees who participated in a non-qualified pension plan.

(2)	We recorded an estimated charge related to a partial withdrawal obligation under a multiemployer pension plan.
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

P. 102 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 28, 2014. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

THE NEW YORK TIMES COMPANY – P. 103

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 – Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independent Directors,” but only up to and including the section titled “Audit Committee Financial Experts,” and “Board Committees” of our Proxy Statement for the 2015 Annual Meeting of Stockholders.
The Board has adopted a code of ethics that applies not only to the principal executive officer, principal financial officer and principal accounting officer, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our website at http://investors.nytco.com/investors/corporate-governance. We intend to post any amendments to or waivers from the code of ethics that apply to our principal executive officer, principal financial officer or principal accounting officer on our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2015 Annual Meeting of Stockholders.
Equity Compensation Plan Information
The following table presents information regarding our existing equity compensation plans as of December 28, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options and stock-based awards	12,055,424	(1)	$17.90	(2)	8,407,983	(3)
Employee Stock Purchase Plan	—		—		6,409,741	(4)
Total	12,055,424				14,817,724
Equity compensation plans not approved by security holders	None		None		None

(1)
Includes (i) 8,169,952 shares of Class A stock to be issued upon the exercise of outstanding stock options granted under the 1991 Incentive Plan, the 2010 Incentive Plan, and the 2004 Non-Employee Directors’ Stock Incentive Plan, at a weighted average exercise price of $17.90 per share, and with a weighted average remaining term of 3 years; (ii) 1,058,754 shares of Class A stock issuable upon the vesting of outstanding stock-settled restricted stock units granted under the 2010 Incentive Plan; and (iii) 2,826,718 shares of Class A stock that would be issuable at maximum performance pursuant to outstanding stock-settled performance awards under the 2010 Incentive Plan. Under the terms of the performance awards, shares of Class A stock are to be issued at the end of three-year performance cycles based on the Company’s achievement under specified performance tests. The shares included in the table represent the maximum number of shares that would be issued under the outstanding performance awards. The number of shares that would be issued at the end of the three-year cycle assuming target performance is 1,413,359.

P. 104 – THE NEW YORK TIMES COMPANY

(2)	Excludes shares of Class A stock issuable upon vesting of stock-settled restricted stock units and shares issuable pursuant to stock-settled performance awards.

(3)
Includes shares of Class A stock available for future stock options to be granted under the 2010 Incentive Plan. As of December 28, 2014, the 2010 Incentive Plan had 8,407,983 shares of Class A stock remaining available for issuance upon the grant, exercise or other settlement of share-based awards. Stock options granted under the 2010 Incentive Plan must provide for an exercise price of 100% of the fair market value on the date of grant. The 2004 Non-Employee Directors’ Stock Incentive Plan terminated on April 30, 2014.

(4)	Includes shares of Class A stock available for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). We have not had an offering under the ESPP since 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance — Independent Directors,” “Board of Directors and Corporate Governance — Board Committees” and “Board of Directors and Corporate Governance — Policy on Transactions with Related Persons” of our Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 3 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2015 Annual Meeting of Stockholders.

THE NEW YORK TIMES COMPANY – P. 105

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

Page
Consolidated Schedule for the Three Years Ended December 28, 2014
II – Valuation and Qualifying Accounts	100
Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.
(3) Exhibits
An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

P. 106 – THE NEW YORK TIMES COMPANY

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2015

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

Signature	Title	Date
/s/ Arthur Sulzberger, Jr.	Chairman and Director	February 24, 2015
/s/ Mark Thompson	Chief Executive Officer, President and Director (principal executive officer)	February 24, 2015
/s/ Michael Golden	Vice Chairman and Director	February 24, 2015
/s/ James M. Follo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2015
/s/ R. Anthony Benten	Senior Vice President, Finance and Corporate Controller (principal accounting officer)	February 24, 2015
/s/ Raul E. Cesan	Director	February 24, 2015
/s/ Robert E. Denham	Director	February 24, 2015
/s/ Steven B. Green	Director	February 24, 2015
/s/ Carolyn D. Greenspon	Director	February 24, 2015
/s/ Joichi Ito	Director	February 24, 2015
/s/ James A. Kohlberg	Director	February 24, 2015
/s/ David E. Liddle	Director	February 24, 2015
/s/ Ellen R. Marram	Director	February 24, 2015
/s/ Brian P. McAndrews	Director	February 24, 2015
/s/ Doreen A. Toben	Director	February 24, 2015

THE NEW YORK TIMES COMPANY – P. 107

INDEX TO EXHIBITS
Exhibit numbers 10.16 through 10.32 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
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

P. 108 – THE NEW YORK TIMES COMPANY

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

(10.16)
The Company’s 2010 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (filed as an exhibit to the Company’s Form 8-K dated April 30, 2014 and incorporated by reference herein).

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

(10.19)
The Company’s Supplemental Executive Retirement Plan, as amended and restated effective March 1, 2014 (filed as an Exhibit to the Company’s Form 10-Q dated May 6, 2014, and incorporated by reference herein).

(10.20)
The Company’s Deferred Executive Compensation Plan, as amended and restated effective January 1, 2012 (filed as an Exhibit to the Company’s Form 10-K dated February 23, 2012, and incorporated by reference herein).

(10.21)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.22)	The Company’s Non-Employee Directors Deferral Plan, as amended through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.23)	The Company’s Savings Restoration Plan, amended and restated effective January 1, 2014 (filed as an Exhibit to the Company’s Form 8-K filed December 13, 2013, and incorporated by reference herein).
(10.24)
The Company’s Supplemental Executive Savings Plan, amended and restated effective December 31, 2013 (filed as an Exhibit to the Company’s Form 8-K filed December 13, 2013, and incorporated by reference herein).

(10.25)
The New York Times Companies Supplemental Retirement and Investment Plan, amended and restated effective January 1, 2011 (filed as an Exhibit to the Company’s Form 10-Q dated November 3, 2011, and incorporated by reference herein).

(10.26)
Amendment No. 1, effective January 1, 2012, and Amendment No. 2, effective November 1, 2012, to The New York Times Companies Supplemental Retirement and Investment Plan (filed as an Exhibit to the Company’s Form 10-Q dated August 8, 2013, and incorporated by reference herein).

THE NEW YORK TIMES COMPANY – P. 109

Exhibit Number	Description of Exhibit
(10.27)
Amendment No. 3 to The New York Times Companies Supplemental Retirement and Investment Plan, amended effective January 1, 2014 (filed as an Exhibit to the Company’s Form 10-K dated February 26, 2014, and incorporated by reference herein).

(10.28)
Amendment No. 4 to The New York Times Companies Supplemental Retirement and Investment Plan, amended effective September 2, 2014 (filed as an Exhibit to the Company’s Form 10-Q dated November 5, 2014, and incorporated by reference herein).

(10.29)
Amendment No. 5 to The New York Times Companies Supplemental Retirement and Investment Plan, amended September 11, 2014 and effective June 26, 2013 (filed as an Exhibit to the Company’s Form 10-Q dated November 5, 2014, and incorporated by reference herein).

(10.30)	Amendment No. 6 to The New York Times Companies Supplemental Retirement and Investment Plan, amended effective January 1, 2015.
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

P. 110 – THE NEW YORK TIMES COMPANY