Form 10-Q
period 2015-03-29
NEW YORK TIMES CO
filed 2015-05-06
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 29, 2015 (exclusive of treasury shares):

Class A Common Stock	165,224,787	shares
Class B Common Stock	816,635	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 29, 2015 (unaudited) and December 28, 2014	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 29, 2015 and March 30, 2014	3
		Condensed Consolidated Statements of Comprehensive (Loss)/Income (unaudited) for the quarters ended March 29, 2015 and March 30, 2014	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 29, 2015 and March 30, 2014	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	3	Quantitative and Qualitative Disclosures about Market Risk	28
Item	4	Controls and Procedures	28

PART II		Other Information	29
Item	1	Legal Proceedings	29
Item	1A	Risk Factors	29
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item	6	Exhibits	31

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 29, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$266,175	$176,607
Short-term marketable securities	398,317	636,743
Accounts receivable (net of allowances of $13,047 in 2015 and $12,860 in 2014)	165,902	212,690
Deferred income taxes	63,640	63,640
Prepaid expenses	26,235	25,635
Other current assets	23,601	32,780
Total current assets	943,870	1,148,095
Other assets
Long-term marketable securities	183,298	167,820
Investments in joint ventures	21,254	22,069
Property, plant and equipment (less accumulated depreciation and amortization of $867,433 in 2015 and $853,363 in 2014)	656,100	665,758
Goodwill	108,633	116,422
Deferred income taxes	252,021	252,587
Miscellaneous assets	194,970	193,723
Total assets	$2,360,146	$2,566,474
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 29, 2015	December 28, 2014
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$86,361	$94,401
Accrued payroll and other related liabilities	52,134	91,755
Unexpired subscriptions	61,719	58,736
Current portion of long-term debt and capital lease obligations	—	223,662
Accrued expenses and other	107,224	131,954
Total current liabilities	307,438	600,508
Other liabilities
Long-term debt and capital lease obligations	427,670	426,458
Pension benefits obligation	625,479	631,756
Postretirement benefits obligation	70,741	71,628
Other	99,126	107,775
Total other liabilities	1,223,016	1,237,617
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2015 – 167,943,762; 2014 – 151,701,136 (including treasury shares: 2015 – 2,462,839; 2014 – 2,180,442)	16,794	15,170
Class B – convertible – authorized and issued shares: 2015 – 816,635; 2014 – 816,635 (including treasury shares: 2015 – none; 2014 – none)	82	82
Additional paid-in capital	139,341	39,217
Retained earnings	1,270,952	1,291,907
Common stock held in treasury, at cost	(90,035)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	451	5,705
Funded status of benefit plans	(509,755)	(539,500)
Total accumulated other comprehensive loss, net of income taxes	(509,304)	(533,795)
Total New York Times Company stockholders’ equity	827,830	726,328
Noncontrolling interest	1,862	2,021
Total stockholders’ equity	829,692	728,349
Total liabilities and stockholders’ equity	$2,360,146	$2,566,474
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 29, 2015	March 30, 2014
	(13 weeks)
Revenues
Circulation	$211,470	$209,723
Advertising	149,908	159,212
Other	22,861	21,473
Total revenues	384,239	390,408
Operating costs
Production costs:
Raw materials	20,277	22,028
Wages and benefits	90,638	88,616
Other	45,721	48,339
Total production costs	156,636	158,983
Selling, general and administrative costs	178,797	186,724
Depreciation and amortization	14,844	20,092
Total operating costs	350,277	365,799
Pension settlement charge	40,329	—
Multiemployer pension plan withdrawal expense	4,697	—
Early termination charge	—	2,550
Operating (loss)/profit	(11,064)	22,059
Loss from joint ventures	(572)	(2,147)
Interest expense, net	12,192	13,301
(Loss)/income from continuing operations before income taxes	(23,828)	6,611
Income tax (benefit)/expense	(9,407)	3,764
(Loss)/income from continuing operations	(14,421)	2,847
Loss from discontinued operations, net of income taxes	—	(994)
Net (loss)/income	(14,421)	1,853
Net loss/(income) attributable to the noncontrolling interest	159	(110)
Net (loss)/income attributable to The New York Times Company common stockholders	$(14,262)	$1,743
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(14,262)	$2,737
Loss from discontinued operations, net of income taxes	—	(994)
Net (loss)/income	$(14,262)	$1,743
Average number of common shares outstanding:
Basic	163,988	150,612
Diluted	163,988	161,920
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.09)	$0.02
Loss from discontinued operations, net of income taxes	0.00	(0.01)
Net (loss)/income	$(0.09)	$0.01
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.09)	$0.02
Loss from discontinued operations, net of income taxes	0.00	(0.01)
Net (loss)/income	$(0.09)	$0.01
Dividends declared per share	$0.04	$0.04
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 29, 2015	March 30, 2014
	(13 weeks)
Net (loss)/income	$(14,421)	$1,853
Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments-loss	(8,527)	(155)
Pension and postretirement benefits obligation	49,338	6,750
Other comprehensive income, before tax	40,811	6,595
Income tax expense	16,320	2,701
Other comprehensive income, net of tax	24,491	3,894
Comprehensive income	10,070	5,747
Comprehensive income/(loss) attributable to the noncontrolling interest	159	(110)
Comprehensive income attributable to The New York Times Company common stockholders	$10,229	$5,637
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 29, 2015	March 30, 2014
	(13 weeks)
Cash flows from operating activities
Net (loss)/income	$(14,421)	$1,853
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Pension settlement charge	40,329	—
Multiemployer pension plan withdrawal expense	4,697	—
Early termination charge	—	2,550
Depreciation and amortization	14,844	20,092
Stock-based compensation expense	1,852	3,806
Undistributed loss of joint ventures	572	2,147
Long-term retirement benefit obligations	(2,602)	(7,072)
Uncertain tax positions	(118)	2,016
Other – net	5,271	2,273
Changes in operating assets and liabilities:
Accounts receivable – net	46,788	26,607
Inventories	(2,438)	(1,457)
Other current assets	11,848	(4,787)
Accounts payable and other liabilities	(98,532)	(54,989)
Unexpired subscriptions	2,983	2,518
Net cash provided by/(used in) operating activities	11,073	(4,443)
Cash flows from investing activities
Purchases of marketable securities	(136,466)	(253,641)
Maturities of marketable securities	357,820	127,921
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(26,005)
Capital expenditures	(8,791)	(10,533)
Change in restricted cash	398	(1,100)
Other-net	(1,472)	(867)
Net cash provided by/(used in) investing activities	211,489	(164,225)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(223,664)	(155)
Dividends paid	(6,693)	(6,047)
Capital shares:
Stock issuances	101,879	798
Repurchases	(3,221)	—
Net cash used in financing activities	(131,699)	(5,404)
Net increase/(decrease) in cash and cash equivalents	90,863	(174,072)
Effect of exchange rate changes on cash and cash equivalents	(1,295)	16
Cash and cash equivalents at the beginning of the period	176,607	482,745
Cash and cash equivalents at the end of the period	$266,175	$308,689
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 29, 2015 and December 28, 2014, and the results of operations and cash flows of the Company for the periods ended March 29, 2015 and March 30, 2014. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 28, 2014. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
For comparability, certain prior-year amounts have been reclassified to conform with the current period presentation. See Management’s Discussion and Analysis of Results of Operations for additional information regarding reclassified amounts.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 29, 2015, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014, have not changed.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license and how to account for the license under each scenario. The guidance is effective for the Company for fiscal years beginning December 28, 2015 and interim periods within those annual periods. A reporting entity may apply the guidance prospectively to all arrangements entered into or materially modified after the service effective date, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets,” which provides guidance on practical expedients for entities with fiscal years that do not coincide with a month end. The amended guidance is effective for the Company for fiscal years beginning December 28, 2015 and interim periods within those annual periods. The amendments in this guidance should be applied prospectively. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amended guidance is effective for the Company for fiscal years beginning December 28, 2015 and interim periods within those annual periods.The amendments in this guidance should be applied retrospectively. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends the current consolidation guidance. The amendments affect both the variable interest entity (VIE) and voting interest entity (VOE) consolidation model. The guidance becomes effective for the Company for fiscal years beginning December 28, 2015 and interim periods thereafter. Early adoption is permitted. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates from GAAP the concept of extraordinary items. The amended guidance is effective for the Company for fiscal years beginning December 28, 2015 and interim periods thereafter. A reporting entity may apply the amended guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, provided that the amended guidance is applied from the beginning of the fiscal year of adoption. We do not expect that the adoption of the new accounting guidance will have a material impact on our financial condition and results of operations.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern.” The new guidance becomes effective for the Company for fiscal years beginning December 26, 2016 and interim periods thereafter. Early adoption is permitted.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections”. Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings effective for fiscal years beginning December 26, 2016. In April 2015, the FASB proposed deferring the effective date of this guidance for one year. Early application is prohibited. We are currently in the process of evaluating the impact of the new revenue guidance.
In April 2014, the FASB issued ASU 2014-08, “Amendment of Discontinued Operations,” which amends the definition of a discontinued operation in ASC 205-20, “Presentation of Financial Statements-Discontinued Operations,” and requires entities to provide expanded disclosures on all disposal transactions. At the beginning of our 2015 fiscal year, we adopted ASU 2014-08 and it did not have a material impact on our financial statements.
Recent accounting pronouncements not specifically identified in our disclosures are not applicable to the Company and therefore will not have an effect on our financial condition and results of operations.
NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	March 29, 2015	December 28, 2014
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$89,926	$238,488
Corporate debt securities	183,842	208,346
U.S. agency securities	24,013	32,009
Municipal securities	5,294	13,622
Certificates of deposit	85,245	109,293
Commercial paper	9,997	34,985
Total short-term marketable securities	$398,317	$636,743
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$74,605	$71,191
U.S. agency securities	108,693	95,204
Municipal securities	—	1,425
Total long-term marketable securities	$183,298	$167,820

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 29, 2015, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 14 months to 36 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
NOTE 4. GOODWILL

The changes in the carrying amount of goodwill as of March 29, 2015 and December 28, 2014 were as follows:

(In thousands)	Total Company
Balance as of December 28, 2014	$116,422
Foreign currency translation	(7,789)
Balance as of March 29, 2015	$108,633
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS
Equity Method Investments
As of March 29, 2015, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
We have investments in Donohue Malbaie, Inc. (“Malbaie”), a Canadian newsprint company, and Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Maine (together, the “Paper Mills”).
We received no distributions from the Paper Mills during the three-month periods ended March 29, 2015 and March 30, 2014.
We purchase newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases totaled $3.5 million and $4.9 million for the three-month periods ended March 29, 2015 and March 30, 2014, respectively. Effective February 2015, we no longer purchase supercalendered paper.
NOTE 6. DEBT OBLIGATIONS
Our current indebtedness includes senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	March 29, 2015	December 28, 2014
Current portion of long-term debt and capital lease obligations
Senior notes due in 2015	5.0%	$—	$223,662
Long-term debt and capital lease obligations
Senior notes due in 2016	6.625%	187,792	187,604
Option to repurchase ownership interest in headquarters building in 2019		233,138	232,118
Long-term capital lease obligations		6,740	6,736
Total long-term debt and capital lease obligations		427,670	426,458
Total debt and capital lease obligations		$427,670	$650,120
See Note 8 for information regarding the fair value of our long-term debt.
In March 2015, we repaid, at maturity, the remaining $223.7 million principal amount of our 5.0% senior notes.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014
Cash interest expense	$12,169	$13,051
Amortization of debt costs and discount on debt	1,215	1,190
Capitalized interest	(51)	—
Interest income	(1,141)	(940)
Total interest expense, net	$12,192	$13,301
NOTE 7. OTHER
Severance Costs
We recognized severance costs of $1.5 million in the first quarter of 2015 and $3.1 million in the first quarter of 2014. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $22.6 million and $34.6 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014, respectively.
Pension Settlement Charge
During the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with a lump-sum payment offer to certain former employees. These lump-sum payments were made with cash from the qualified pension plans, not with Company cash.
See Note 9 for additional information regarding the pension settlement charge.
Multiemployer Pension Plan Withdrawal Expense
During the first quarter of 2015, we recorded a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan.
See Note 9 for additional information regarding the multiemployer pension plan withdrawal expense.
Early Termination Charge
In the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.
Advertising Expenses
Expenses incurred to promote our consumer and advertising services were $21.4 million and $22.0 million for the three-month periods ended March 29, 2015, and March 30, 2014, respectively.
Capitalized Computer Software Costs
Capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $2.9 million and $7.5 million for the three-month periods ended March 29, 2015 and March 30, 2014, respectively.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of March 29, 2015 and December 28, 2014:

(In thousands)	March 29, 2015				December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$36,475	$36,475	$—	$—	$45,136	$45,136	$—	$—
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
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, that were part of operations that have been classified as discontinued operations are only recorded at fair value if an impairment charge is recognized. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded on those assets as of December 28, 2014.

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses as of
	December 28, 2014	Level 1	Level 2	Level 3	December 28, 2014
Investments in joint ventures	$—	$—	$—	$—	$9,216
The impairment of assets in 2014 reflects the impairment of our investment in Madison. During the fourth quarter of 2014, we estimated the fair value using unobservable inputs (Level 3). We recorded a $9.2 million non-cash charge in the fourth quarter of 2014. Our proportionate share of the loss was $4.7 million after tax and adjusted for the allocation of the loss to the non-controlling interest.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of March 29, 2015 and December 28, 2014, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was $421 million as of March 29, 2015 and $420 million as of December 28, 2014. The fair value of our long-term debt was $531 million as of March 29, 2015 and $527 million as of December 28, 2014. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 29, 2015			March 30, 2014
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,988	$—	$2,988	$2,386	$1	$2,387
Interest cost	18,938	2,502	21,440	21,112	2,875	23,987
Expected return on plan assets	(28,775)	—	(28,775)	(28,460)	—	(28,460)
Amortization of actuarial loss	9,397	1,270	10,667	6,598	1,054	7,652
Amortization of prior service (credit)	(486)	—	(486)	(486)	—	(486)
Effect of settlement	40,329	—	40,329	—	—	—
Net periodic pension cost	$42,391	$3,772	$46,163	$1,150	$3,930	$5,080
During the first quarter of 2015 and 2014, we made pension contributions of $2.1 million and $4.2 million, respectively to certain qualified pension plans. Including the first quarter of contributions, we expect to make total contributions of $8.6 million in 2015 to satisfy minimum funding requirements.
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, during 2014 we offered lump-sum payments to certain former employees. The lump-sum payment offers resulted in settlement charges due to the acceleration of the recognition of the accumulated unrecognized actuarial loss. Therefore, we recorded settlement charges of $40.3 million in connection with lump-sum payments made in 2015. Total lump-sum payments were $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million.
Multiemployer Plans
During the first quarter of 2015, we recorded a $4.7 million charge related to a partial withdrawal obligation under a multiemployer pension plan.
Other Postretirement Benefits
The components of net periodic postretirement benefit (income)/expense were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014
Service cost	$147	$147
Interest cost	688	1,010
Amortization of actuarial loss	1,303	1,184
Amortization of prior service credit	(2,475)	(1,600)
Net periodic postretirement benefit (income)/expense	$(337)	$741

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
The Company had an income tax benefit of $9.4 million in the first quarter of 2015 and income tax expense of $3.8 million in the first quarter of 2014. The income tax benefit in 2015 is due to the $23.8 million loss from continuing operations before taxes that was impacted by the two pension charges.
NOTE 11. DISCONTINUED OPERATIONS
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group — consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties — and our 49% equity interest in Metro Boston, for $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were $74 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.
The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014
Loss on sale, net of income taxes:
Loss on sale	$—	$(1,559)
Income tax benefit	—	(565)
Loss on sale, net of income taxes	—	(994)
Loss from discontinued operations, net of income taxes	$—	$(994)
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 29, 2015	March 30, 2014
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(14,262)	$2,737
Loss from discontinued operations, net of income taxes	—	(994)
Net (loss)/income	$(14,262)	$1,743
Average number of common shares outstanding:
Basic	163,988	150,612
Diluted	163,988	161,920
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.09)	$0.02
Loss from discontinued operations, net of income taxes	0.00	(0.01)
Net (loss)/income	$(0.09)	$0.01
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.09)	$0.02
Loss from discontinued operations, net of income taxes	0.00	(0.01)
Net (loss)/income	$(0.09)	$0.01
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have the most significant impact on diluted shares.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options that was excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 8 million in the first quarter of 2015 and approximately 7 million in the first quarter of 2014.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 28, 2014	$726,328	$2,021	$728,349
Net loss	(14,262)	(159)	(14,421)
Other comprehensive income, net of tax	24,491	—	24,491
Effect of issuance of shares	99,828	—	99,828
Share repurchases	(3,800)	—	(3,800)
Dividends declared	(6,693)	—	(6,693)
Stock-based compensation	1,938	—	1,938
Balance as of March 29, 2015	$827,830	$1,862	$829,692

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 29, 2013	$842,910	$3,624	$846,534
Net income	1,743	110	1,853
Other comprehensive income, net of tax	3,894	—	3,894
Effect of issuance of shares	(1,132)	—	(1,132)
Dividends declared	(6,058)	—	(6,058)
Stock-based compensation	3,471	—	3,471
Balance as of March 30, 2014	$844,828	$3,734	$848,562
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of $101.1 million from this exercise.
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million of our Class A Common Stock. As of December 28, 2014, $91.4 million remained under this authorization. On January 13, 2015, the Board of Directors terminated this authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise of warrants. Under this authorization, the Company repurchased 282,943 Class A shares at cost during the quarter for $3.8 million. As of April 29, 2015, repurchases totaled $7.3 million and $93.8 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of March 29, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance, December 28, 2014	$5,705	$(539,500)	$(533,795)
Other comprehensive income before reclassifications, before tax(1)	(8,527)	—	(8,527)
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	49,338	49,338
Income tax (benefit)/expense(1)	(3,273)	19,593	16,320
Net current-period other comprehensive income, net of tax	(5,254)	29,745	24,491
Balance, March 29, 2015	$451	$(509,755)	$(509,304)

(1)	All amounts are shown net of noncontrolling interest.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the reclassifications from AOCI for the quarter ended March 29, 2015:

(In thousands)	Amounts reclassified from
Detail about accumulated other comprehensive loss components	accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,961)	Selling, general & administrative costs
Amortization of actuarial loss(1)	11,970	Selling, general & administrative costs
Pension settlement charge	40,329	Pension settlement charge
Total reclassification, before tax(2)	49,338
Income tax benefit	19,593	Income tax (benefit)/expense
Total reclassification, net of tax	$29,745

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended March 29, 2015.
NOTE 14. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times (“The Times”), the International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, conferences/events and e-commerce.
NOTE 15. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $30.6 million of restricted cash as of March 29, 2015 and $30.2 million as of December 28, 2014, primarily related to certain collateral requirements, for obligations under our workers’ compensation programs.
Newspaper and Mail Deliverers – Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers - Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban, a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability and has initiated arbitration proceedings. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended March 29, 2015. However, as required by the Employee Retirement Income Security Act of 1974, we have been making the quarterly payments to the Fund set forth in the demand letters.
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
We are a global media organization that includes newspapers, digital businesses and investments in paper mills. We currently have one reportable segment comprising businesses that include The New York Times (“The Times”), International New York Times (“INYT”), NYTimes.com, international.nytimes.com and related businesses.
We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income, conferences/events and e-commerce.
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
Financial Highlights
For the first quarter of 2015, diluted loss per share from continuing operations was $0.09, compared with diluted earnings per share of $0.02 for the first quarter of 2014. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) for such periods were $0.11 and $0.07, respectively.
The Company had an operating loss in the first quarter of 2015 of $11.1 million, compared with an operating profit of $22.1 million for the prior year period. This loss was driven by a $40.3 million pre-tax pension settlement charge in connection with a lump sum payment offer to certain former employees, as well as a $4.7 million pre-tax charge for a partial withdrawal obligation under a multiemployer pension plan. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) for such periods was $59.2 million and $56.6 million, respectively.
Total revenues decreased slightly in the first quarter of 2015 to $384.2 million from $390.4 million in the first quarter of 2014. Compared with the first quarter of 2014, circulation revenues increased 0.8% in the first quarter of 2015, as digital subscription growth and a print home-delivery price increase for The Times more than offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscription packages increased 14.4% in the first quarter of 2015 compared with the same period in 2014.
Paid subscribers to digital-only subscription packages totaled approximately 957,000 as of March 29, 2015, an increase of nearly 20% compared with the end of the first quarter of 2014. This growth was largely attributable to improved retention and higher traffic to the website, partially as a result of our recent audience development efforts.
Advertising revenues remained under pressure during the first quarter of 2015 due to continuing secular trends. Total advertising revenues decreased 5.8% in the first quarter of 2015 compared with the same period in 2014, reflecting an 11.1% decrease in print advertising revenues and a 10.7% increase in digital advertising revenues. The decrease in print advertising revenues also reflected declines associated with our international newspaper as well as foreign currency effects. The increase in digital advertising revenues reflected growth in our mobile and video platforms, as well as from Paid Posts, our native advertising product, and our programmatic buying channels.
Compared with the first quarter of 2014, other revenues increased 6.5% during the first quarter of 2015, driven primarily by increased revenues in our conference business as well as from office rental income.
Operating costs in the first quarter of 2015 decreased 4.2% to $350.3 million, compared with $365.8 million in the first quarter of 2014. The decrease was primarily due to efficiencies in print distribution as well as declines in depreciation and amortization, raw materials and external printing expenses. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) decreased 2.6% to $325.0 million during the first quarter of 2015, compared with $333.8 million in the first quarter of 2014.

Non-operating retirement costs were flat at $8.9 million during the first quarter of 2015 compared to the first quarter of 2014.
Recent Developments
Warrant Exercise and Share Repurchase Program
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of $101.1 million from this exercise.
On January 13, 2015, the Board of Directors terminated an existing share repurchase authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. During the first quarter, the Company repurchased 282,943 Class A shares at cost for $3.8 million. See Note 13 of the Notes to the Condensed Consolidated Financial Statements for more information.
Pension Settlement Charge and Multiemployer Pension Plan Withdrawal Expense
In the first quarter of 2015, we recorded a $40.3 million pension settlement charge in connection with lump-sum payments made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled approximately $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million.
In the first quarter of 2015, the Company also recorded a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan.
Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
For the second quarter of 2015, we expect circulation revenues to increase at a rate similar to that of the first quarter of 2015, driven by the benefit from our digital subscription initiatives and from the most recent home-delivery price increase for The Times, partially offset by print weakness. We expect the number of net digital subscriber additions in the second quarter of 2015 to be approximately 30,000, partially affected by the conversion of our NYT Now mobile product to a free product and the expected associated loss in paid digital subscriptions.
We expect advertising trends to remain challenging and subject to significant month-to-month volatility. In the second quarter of 2015, we expect advertising revenues to decrease in the mid-single digits compared with the second quarter of 2014, driven by continuing declines in print. We expect digital advertising revenue to increase at a rate similar to that of the first quarter of 2015.
Similar to other publishers, we are in the process of optimizing our website to meet the new industry-wide standard on viewability, which ensures that advertisers only pay for impressions that have actually been viewed by users. We support this new standard and believe that it aligns with our strength in engagement. As we convert to this new standard and make corresponding adjustments to our website, we expect that overall ad impressions will decline and as a result, our advertising revenues may be affected beginning in the second half of the year. In the long term, we expect that this transition will benefit digital advertising growth.
We expect other revenues to grow in the low-single digits in the second quarter of 2015 compared with the second quarter of 2014.
We expect operating costs and adjusted operating costs to each decrease in the low-single digits in the second quarter of 2015 compared with the second quarter of 2014.  We also believe that recent expense management efforts, including workforce reductions announced in the fourth quarter of 2014, should allow us to maintain lower operating costs and adjusted operating costs in 2015, relative to 2014 levels.

We expect non-operating retirement costs in the second quarter of 2015 to be approximately $9 million compared with $8.3 million in the second quarter of 2014 due to higher multiemployer pension withdrawal costs.
We also expect the following on a pre-tax basis in 2015:

•	Results from joint ventures: breakeven,

•	Depreciation and amortization: $60 million to $65 million,

•	Interest expense, net: $40 million to $45 million, and

•	Capital expenditures: $35 million to $45 million.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Revenues
Circulation	$211,470	$209,723	0.8%
Advertising	149,908	159,212	(5.8)%
Other	22,861	21,473	6.5%
Total revenues	384,239	390,408	(1.6)%
Operating costs
Production costs:
Raw materials	20,277	22,028	(7.9)%
Wages and benefits	90,638	88,616	2.3%
Other	45,721	48,339	(5.4)%
Total production costs	156,636	158,983	(1.5)%
Selling, general and administrative costs	178,797	186,724	(4.2)%
Depreciation and amortization	14,844	20,092	(26.1)%
Total operating costs	350,277	365,799	(4.2)%
Pension settlement charge	40,329	—	*
Multiemployer pension plan withdrawal expense	4,697	—	*
Early termination charge	—	2,550	*
Operating (loss)/profit	(11,064)	22,059	*
Loss from joint ventures	(572)	(2,147)	(73.4)%
Interest expense, net	12,192	13,301	(8.3)%
(Loss)/income from continuing operations before income taxes	(23,828)	6,611	*
Income tax (benefit)/expense	(9,407)	3,764	*
(Loss)/income from continuing operations	(14,421)	2,847	*
Loss from discontinued operations, net of income taxes	—	(994)	*
Net (loss)/income	(14,421)	1,853	*
Net loss/(income) attributable to the noncontrolling interest	159	(110)	*
Net (loss)/income attributable to The New York Times Company common stockholders	$(14,262)	$1,743	*
* Represents an increase or decrease in excess of 100% or not meaningful.

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
Circulation revenues increased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to growth in our digital subscription base and the increase in print home-delivery prices at The Times, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $46.1 million in the first quarter of 2015 compared with $40.3 million in the first quarter of 2014, an increase of 14.4%.
Advertising Revenues
In the fourth quarter of 2014, the Company reclassified advertising revenues, including prior period information, into three categories: Display, Classified and Other. Display advertising revenue is principally from advertisers promoting products, services or brands, such as financial institutions, movie studios, department stores, American and international fashion and technology in The Times and INYT. In print, display advertising consists of column-inch ads sold. In digital, display advertising consists of banners, video, rich media and other interactive ads on our website and across other digital platforms. Display advertising also includes Paid Posts, a native advertising product that allows advertisers to present longer form marketing content that is distinct from The Times’s editorial content.
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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Display	$136,433	$146,653	(7.0)%
Classified	9,324	9,153	1.9%
Other	4,151	3,406	21.9%
Total	$149,908	$159,212	(5.8)%
Below is a percentage breakdown of advertising revenues (print and digital) for the first quarters of 2015 and 2014:

	Display	Classified	Other	Total
2015	91%	6%	3%	100%
2014	92%	6%	2%	100%
In the first quarter of 2015, total advertising revenues decreased compared with the first quarter of 2014, primarily due to lower print advertising revenues across most advertising categories. Print advertising revenues, which represented 71.8% of total advertising revenues, declined 11.1% in the first quarter of 2015 compared with the first quarter of 2014. The decrease in print advertising included declines associated with our international newspaper as well as foreign currency effects.
Digital advertising revenues, which represented 28.2% of total advertising revenues, increased 10.7% during the first quarter in 2015 compared with the same period in 2014 due to an increase in display advertising, classified and other advertising revenues. The increase in display advertising primarily resulted from increases in the automotive and media categories, partially offset by declines mainly in the financial services, telecommunications, and technology categories. In addition, digital advertising revenue growth benefited from growth on our mobile and video platforms, as well as from Paid Posts and our programmatic buying channels.

Other Revenues
Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, conferences/events and e-commerce.
Other revenues increased 6.5% in the first quarter of 2015 compared with the first quarter of 2014 driven by higher revenues from our conference business as well as from rental income.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Production costs:
Raw materials	$20,277	$22,028	(7.9)%
Wages and benefits	90,638	88,616	2.3%
Other	45,721	48,339	(5.4)%
Total production costs	156,636	158,983	(1.5)%
Selling, general and administrative costs	178,797	186,724	(4.2)%
Depreciation and amortization	14,844	20,092	(26.1)%
Total operating costs	$350,277	$365,799	(4.2)%
Production Costs
Production costs decreased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to lower raw materials expense (approximately $2 million). Raw materials expense decreased as a result of a 14.6% decline in newsprint expense in the first quarter of 2015 compared with the first quarter of 2014, with 9.3% from lower consumption and 5.3% from lower pricing. The decline was partially offset by a 22.0% increase in magazine paper expense in the first quarter of 2015 compared with the first quarter of 2014, with 25.5% from higher consumption offset by 3.5% from lower pricing. Higher consumption in the first quarter of 2015 resulted primarily from increased paging in both the Sunday and T Magazines.
Selling, General and Administrative Costs
Selling, general and administrative costs decreased in the first quarter of 2015 compared with the first quarter of 2014 primarily due to a decrease in distribution costs (approximately $6 million) and a decrease in stock compensation (approximately $2 million), offset by higher professional fees (approximately $3 million). Lower distribution costs were mainly due to contract efficiencies.
Depreciation and amortization
Depreciation and amortization decreased in the first quarter 2015 compared with the first quarter of 2014 primarily due to $4.6 million of depreciation expense recognized in the first quarter of 2014 as a result of the Company’s discontinued use of certain software products.
Other Items
Pension Settlement Charge
As part of our strategy to reduce our pension obligations and the resulting volatility of our overall financial condition, during 2014 we offered lump-sum payments to certain former employees participating in our qualified pension plans. The lump-sum payment offers resulted in a pension settlement charge due to the acceleration of the recognition of the accumulated unrecognized actuarial loss.

During the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with lump-sum payments made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled approximately $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million.
Multiemployer Pension Plan Withdrawal Expense
During the first quarter of 2015, we recorded a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan.
Early Termination Charge
During the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement, resulting in distribution cost savings for the Company.
Advertising Expenses
Expenses incurred to promote our consumer and advertising services were $21.4 million and $22.0 million for the three-month periods ended March 29, 2015, and March 30, 2014, respectively.
Capitalized Computer Software Costs
Capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $2.9 million and $7.5 million for the three-month periods ended March 29, 2015 and March 30, 2014, respectively.
NON-OPERATING ITEMS
Joint Ventures
Loss from joint ventures was $0.6 million in the first quarter of 2015 compared with a loss of $2.1 million in the first quarter of 2014.
Interest Expense, Net
Interest expense, net, was as follows:

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014
Cash interest expense	$12,169	$13,051
Amortization of debt costs and discount on debt	1,215	1,190
Capitalized interest	(51)	—
Interest income	(1,141)	(940)
Total interest expense, net	$12,192	$13,301
Interest expense, net decreased in the first quarter of 2015 compared with the first quarter of 2014 mainly due to a lower level of debt outstanding as a result of the repayment of the principal amount of the Company’s 5.0% senior notes (the “5.0% Notes”) made in the first quarter of 2015 and debt repurchases made in 2014.
Income Taxes
The Company had an income tax benefit of $9.4 million in the first quarter of 2015 and income tax expense of $3.8 million in the first quarter of 2014. The income tax benefit in 2015 is due to the $23.8 million loss from continuing operations before taxes that was impacted by the two pension charges.
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

The results of operations for the New England Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014
Loss on sale, net of income taxes:
Loss on sale	—	(1,559)
Income tax benefit	—	(565)
Loss on sale, net of income taxes	—	(994)
Loss from discontinued operations, net of income taxes	$—	$(994)
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
The special items in the first quarter of 2015 consisted of a $40.3 million pension settlement charge in connection with a lump-sum payment offer to certain former employees and a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan.
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

	For the Quarters Ended
	March 29, 2015	March 30, 2014	% Change
Diluted (loss)/earnings per share from continuing operations	$(0.09)	$0.02	*
Add:
Severance	0.01	0.01	*
Non-operating retirement costs	0.03	0.03	*
Special items:
Pension settlement charge	0.15	—	*
Multiemployer pension plan withdrawal expense	0.02	—	*
Early termination charge	—	0.01	*
Adjusted diluted earnings per share from continuing operations(1)	$0.11	$0.07	57.1%
(1) Amounts may not add due to rounding.

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)

	For the Quarters Ended
	March 29, 2015	March 30, 2014	% Change
Operating (loss)/profit	$(11,064)	$22,059	*
Add:
Depreciation & amortization	14,844	20,092	-26.1%
Severance	1,517	3,054	-50.3%
Non-operating retirement costs	8,875	8,877	*
Special items:
Pension settlement charge	40,329	—	*
Multiemployer pension plan withdrawal expense	4,697	—	*
Early termination charge	—	2,550	*
Adjusted operating profit	$59,198	$56,632	4.5%

* Represents an increase or decrease in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended
	March 29, 2015	March 30, 2014	% Change
Operating costs	$350,277	$365,799	-4.2%
Less:
Depreciation & amortization	14,844	20,092	-26.1%
Severance	1,517	3,054	-50.3%
Non-operating retirement costs	8,875	8,877	*
Adjusted operating costs	$325,041	$333,776	-2.6%

Components of non-operating retirement costs(1)

	For the Quarters Ended
	March 29, 2015	March 30, 2014	% Change
Pension:
Interest cost	$21,440	$23,987	-10.6%
Expected return on plan assets	(28,775)	(28,460)	1.1%
Amortization and other costs	10,667	7,652	39.4%
Non-operating pension costs	3,332	3,179	4.8%
Other postretirement benefits:
Interest cost	688	1,010	-31.9%
Amortization and other costs	1,303	1,184	10.1%
Non-operating other postretirement benefits costs	1,991	2,194	-9.3%
Expenses associated with multiemployer pension plan withdrawal obligations	3,552	3,504	1.4%
Total non-operating retirement costs	$8,875	$8,877	*

(1)Components of non-operating retirement costs do not include special items.

* Represents an increase or decrease in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 29, 2015, we had cash, cash equivalents and short- and long-term marketable securities of $847.8 million and total debt and capital lease obligations of $427.7 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $420.1 million. Our cash and investment balances declined during the first quarter of 2015, primarily due to our repayment of debt and capital lease obligations of $223.7 million, variable compensation payments of $44.0 million to eligible employees, income tax payments of $12.5 million, dividend payments of $6.7 million and stock repurchases of $3.2 million in cash, offset by proceeds from the maturity of $357.8 million short-term marketable securities and $101.1 million of proceeds from the exercise of warrants.
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of $101.1 million from this exercise. On January 13, 2015, the Board of Directors terminated an existing share repurchase authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. During the first quarter, the Company repurchased 282,943 Class A shares at cost for $3.8 million. See Note 13 of the Notes to the Condensed Consolidated Financial Statements for more information.
On February 19, 2015, our Board of Directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on April 23, 2015, to all stockholders of record as of the close of business on April 8, 2015. Our Board of Directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.
During the first quarter of 2015, we made pension contributions of $2.1 million to certain qualified pension plans. Including the first quarter of contributions, we expect to make total contributions of $8.6 million in 2015 to satisfy minimum funding requirements.
During the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with lump-sum payments made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled approximately $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2015	March 30, 2014	% Change
Operating activities	$11,073	$(4,443)	*
Investing activities	$211,489	$(164,225)	*
Financing activities	$(131,699)	$(5,404)	*
* Represents an increase or decrease in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in the first quarter of 2015 compared with the first quarter of 2014 due to an increase in operating performance and lower pension contributions. We made contributions to certain qualified pension plans of $2.1 million in the first quarter of 2015 compared with $4.2 million in the first quarter of 2014. Additionally, we received a Federal and State income tax refunds of $10.1 million in the first quarter of 2015.

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
Net cash used in investing activities in the first quarter of 2015 was primarily due to net purchases of marketable securities and capital expenditures.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, long-term debt and capital lease obligations.
Net cash used in financing activities in the first quarter of 2015 was primarily due to the repayment, at maturity, of $223.7 million of our 5.0% Notes, dividend payments of $6.7 million and share repurchases of $3.2 million in cash offset primarily by $101.1 million of proceeds from the exercise of warrants.
Restricted Cash
We were required to maintain $30.6 million and $30.2 million of restricted cash as of March 29, 2015 and December 28, 2014, respectively, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Third-Party Financing
Our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	March 29, 2015	December 28, 2014
Current portion of long-term debt and capital lease obligations
Senior notes due in 2015	5.0%	$—	$223,662
Long-term debt and capital lease obligations
Senior notes due in 2016	6.625%	187,792	187,604
Option to repurchase ownership interest in headquarters building in 2019		233,138	232,118
Long-term capital lease obligations		6,740	6,736
Total long-term debt and capital lease obligations		427,670	426,458
Total debt and capital lease obligations		$427,670	$650,120
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $531 million as of March 29, 2015, and approximately $527 million as of December 28, 2014. We were in compliance with our covenants under our third-party financing arrangements as of March 29, 2015.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014. As of March 29, 2015, our critical accounting policies have not changed from December 28, 2014.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014. As of March 29, 2015, our contractual obligations and off-sheet balance sheet arrangements have not changed materially from December 28, 2014.

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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 28, 2014, as well as other risks and factors identified from time to time in our SEC filings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 28, 2014, details our disclosures about market risk. As of March 29, 2015, there were no material changes in our market risks from December 28, 2014.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 29, 2015. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 29, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Newspaper and Mail Deliverers – Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers - Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban, a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability and has initiated arbitration proceedings. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended March 29, 2015. However, as required by the Employee Retirement Income Security Act of 1974, we have been making the quarterly payments to the Fund set forth in the demand letters.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
December 29, 2014 - February 1, 2015	—	—	—	$101,079,000
February 2, 2015 - March 1, 2015	2,150	13.99	2,150	$101,049,000
March 2, 2015 - March 29, 2015	280,793	13.45	280,793	$97,279,000
Total for the first quarter of 2015	282,943	13.55	282,943	$97,279,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million of our Class A Common Stock. As of December 28, 2014, $91.4 million remained under this authorization. On January 13, 2015, the Board of Directors terminated this authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. As of April 29, 2015, repurchases totaled $7.3 million and $93.8 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 6, 2015	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 29, 2015

Exhibit No.

10.1	Amendment No. 7 to The New York Times Companies Supplemental Retirement and Investment Plan, amended April 2, 2015 and effective February 19, 2015.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.