Form 10-Q
period 2015-06-28
NEW YORK TIMES CO
filed 2015-08-06
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of August 4, 2015 (exclusive of treasury shares):

Class A Common Stock	164,491,657	shares
Class B Common Stock	816,635	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 28, 2015 (unaudited) and December 28, 2014	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and six months ended June 28, 2015 and June 29, 2014	3
		Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the quarter and six months ended June 28, 2015 and June 29, 2014	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 28, 2015 and June 29, 2014	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	3	Quantitative and Qualitative Disclosures about Market Risk	29
Item	4	Controls and Procedures	29

PART II		Other Information	29
Item	1	Legal Proceedings	30
Item	1A	Risk Factors	30
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item	6	Exhibits	30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 28, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$155,001	$176,607
Short-term marketable securities	499,750	636,743
Accounts receivable (net of allowances of $12,003 in 2015 and $12,860 in 2014)	154,609	212,690
Deferred income taxes	63,640	63,640
Prepaid expenses	23,534	25,635
Other current assets	26,129	32,780
Total current assets	922,663	1,148,095
Other assets
Long-term marketable securities	224,950	167,820
Investments in joint ventures	23,121	22,069
Property, plant and equipment (less accumulated depreciation and amortization of $881,960 in 2015 and $853,363 in 2014)	646,101	665,758
Goodwill	110,314	116,422
Deferred income taxes	246,046	252,587
Miscellaneous assets	193,020	193,723
Total assets	$2,366,215	$2,566,474
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 28, 2015	December 28, 2014
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$81,957	$94,401
Accrued payroll and other related liabilities	67,099	91,755
Unexpired subscriptions	60,111	58,736
Current portion of long-term debt and capital lease obligations	—	223,662
Accrued expenses and other	101,190	131,954
Total current liabilities	310,357	600,508
Other liabilities
Long-term debt and capital lease obligations	428,821	426,458
Pension benefits obligation	615,411	631,756
Postretirement benefits obligation	69,490	71,628
Other	98,266	107,775
Total other liabilities	1,211,988	1,237,617
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2015 – 168,075,301; 2014 – 151,701,136 (including treasury shares: 2015 – 2,875,914; 2014 – 2,180,442)	16,807	15,170
Class B – convertible – authorized and issued shares: 2015 – 816,635; 2014 – 816,635 (including treasury shares: 2015 – none; 2014 – none)	82	82
Additional paid-in capital	142,716	39,217
Retained earnings	1,280,671	1,291,907
Common stock held in treasury, at cost	(95,576)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	1,656	5,705
Funded status of benefit plans	(504,218)	(539,500)
Total accumulated other comprehensive loss, net of income taxes	(502,562)	(533,795)
Total New York Times Company stockholders’ equity	842,138	726,328
Noncontrolling interest	1,732	2,021
Total stockholders’ equity	843,870	728,349
Total liabilities and stockholders’ equity	$2,366,215	$2,566,474
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(13 weeks)		(26 weeks)
Revenues
Circulation	$211,658	$209,815	$423,128	$419,538
Advertising	148,599	157,249	298,507	316,461
Other	22,629	21,655	45,490	43,128
Total revenues	382,886	388,719	767,125	779,127
Operating costs
Production costs:
Raw materials	18,348	21,610	38,625	43,638
Wages and benefits	89,030	88,025	179,668	176,641
Other	45,395	48,309	91,116	96,648
Total production costs	152,773	157,944	309,409	316,927
Selling, general and administrative costs	176,252	185,584	355,049	372,308
Depreciation and amortization	15,810	19,169	30,654	39,261
Total operating costs	344,835	362,697	695,112	728,496
Pension settlement charges	—	9,525	40,329	9,525
Multiemployer pension plan withdrawal expense	—	—	4,697	—
Early termination charge	—	—	—	2,550
Operating profit	38,051	16,497	26,987	38,556
(Loss)/income from joint ventures	(356)	25	(928)	(2,122)
Interest expense, net	9,776	13,205	21,968	26,506
Income from continuing operations before income taxes	27,919	3,317	4,091	9,928
Income tax expense/(benefit)	11,700	(5,743)	2,293	(1,979)
Income from continuing operations	16,219	9,060	1,798	11,907
Loss from discontinued operations, net of income taxes	—	—	—	(994)
Net income	16,219	9,060	1,798	10,913
Net loss attributable to the noncontrolling interest	181	128	340	18
Net income attributable to The New York Times Company common stockholders	$16,400	$9,188	$2,138	$10,931
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$16,400	$9,188	$2,138	$11,925
Loss from discontinued operations, net of income taxes	—	—	—	(994)
Net income	$16,400	$9,188	$2,138	$10,931
Average number of common shares outstanding:
Basic	166,355	150,796	165,173	150,683
Diluted	168,316	161,868	167,491	161,962
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.10	$0.06	$0.01	$0.08
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net income	$0.10	$0.06	$0.01	$0.07
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.10	$0.06	$0.01	$0.07
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net income	$0.10	$0.06	$0.01	$0.06
Dividends declared per share	$0.04	$0.04	$0.08	$0.08
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(13 weeks)		(26 weeks)
Net income	$16,219	$9,060	$1,798	$10,913
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-gain/(loss)	1,907	(427)	(6,620)	(582)
Pension and postretirement benefits obligation	9,142	6,844	58,480	13,594
Other comprehensive income, before tax	11,049	6,417	51,860	13,012
Income tax expense	4,256	2,440	20,576	5,141
Other comprehensive income, net of tax	6,793	3,977	31,284	7,871
Comprehensive income	23,012	13,037	33,082	18,784
Comprehensive income attributable to the noncontrolling interest	130	128	289	18
Comprehensive income attributable to The New York Times Company common stockholders	$23,142	$13,165	$33,371	$18,802
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 28, 2015	June 29, 2014
	(26 weeks)
Cash flows from operating activities
Net income	$1,798	$10,913
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gain on insurance settlement	—	(1,421)
Pension settlement charges	40,329	9,525
Multiemployer pension plan withdrawal expense	4,697	—
Early termination charge	—	2,550
Depreciation and amortization	30,654	39,261
Stock-based compensation expense	4,670	5,015
Undistributed loss of joint ventures	928	2,122
Long-term retirement benefit obligations	(4,581)	(36,173)
Uncertain tax positions	152	11,273
Other-net	7,642	4,162
Changes in operating assets and liabilities:
Accounts receivable-net	58,081	42,830
Inventories	(1,101)	73
Other current assets	8,680	(4,833)
Accounts payable, accrued payroll and other liabilities	(87,644)	(78,190)
Unexpired subscriptions	1,375	991
Net cash provided by operating activities	65,680	8,098
Cash flows from investing activities
Purchases of marketable securities	(393,839)	(328,491)
Maturities of marketable securities	470,457	268,441
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(26,005)
Purchase of investments – net of proceeds	(3,242)	(297)
Capital expenditures	(14,446)	(18,283)
Proceeds from insurance settlement	—	1,200
Change in restricted cash	(1,230)	(1,100)
Other-net	(270)	(334)
Net cash provided by/(used in) investing activities	57,430	(104,869)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(223,659)	(297)
Dividends paid	(13,365)	(12,106)
Capital shares:
Stock issuances	102,640	1,120
Repurchases	(9,342)	—
Net cash used in financing activities	(143,726)	(11,283)
Net decrease in cash and cash equivalents	(20,616)	(108,054)
Effect of exchange rate changes on cash	(990)	(65)
Cash and cash equivalents at the beginning of the period	176,607	482,745
Cash and cash equivalents at the end of the period	$155,001	$374,626
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 28, 2015 and December 28, 2014, and the results of operations and cash flows of the Company for the periods ended June 28, 2015 and June 29, 2014. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 28, 2014. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the full six-month periods.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 28, 2015, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014, have not changed.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not specifically identified in our disclosures are either not applicable to the Company or will not have a material effect on our financial condition or results of operations.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250, “Accounting Changes and Error Corrections”. Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings effective for fiscal years beginning December 31, 2017, subject to finalization. Early application is permitted. We are currently in the process of evaluating the impact of the new revenue guidance.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	June 28, 2015	December 28, 2014
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$127,189	$238,488
Corporate debt securities	194,516	208,346
U.S. agency securities	49,443	32,009
Municipal securities	5,237	13,622
Certificates of deposit	88,393	109,293
Commercial paper	34,972	34,985
Total short-term marketable securities	$499,750	$636,743
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$90,033	$71,191
U.S. agency securities	134,917	95,204
Municipal securities	—	1,425
Total long-term marketable securities	$224,950	$167,820
As of June 28, 2015, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
NOTE 4. GOODWILL
The changes in the carrying amount of goodwill as of June 28, 2015 and December 28, 2014 were as follows:

(In thousands)	Total Company
Balance as of December 28, 2014	$116,422
Foreign currency translation	(6,108)
Balance as of June 28, 2015	$110,314
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS
Equity Method Investments
As of June 28, 2015, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Maine (together, the “Paper Mills”), and Women in the World Media, LLC, a live-event conference business.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We received no distributions from the Paper Mills during the six-month periods ended June 28, 2015 and June 29, 2014.
We purchase newsprint and have purchased supercalendered paper from the Paper Mills at competitive prices. Such purchases totaled $6.1 million and $10.0 million for the six-month periods ended June 28, 2015 and June 29, 2014, respectively. Effective February 2015, we no longer purchase supercalendered paper.
During the second quarter of 2015, we made an investment of $2.3 million in Women in the World Media, LLC, which includes our initial investment and additional capital contributions.
NOTE 6. DEBT OBLIGATIONS
Our current indebtedness includes senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	June 28, 2015	December 28, 2014
Current portion of long-term debt and capital lease obligations:
Senior notes due in 2015	5.0%	$—	$223,662
Long-term debt and capital lease obligations:
Senior notes due in 2016	6.625%	187,983	187,604
Option to repurchase ownership interest in headquarters building in 2019		234,093	232,118
Long-term capital lease obligations		6,745	6,736
Total long-term debt and capital lease obligations		428,821	426,458
Total debt and capital lease obligations		$428,821	$650,120
See Note 8 for information regarding the fair value of our long-term debt.
In March 2015, we repaid, at maturity, the remaining $223.7 million principal amount of our 5.0% senior notes.
“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cash interest expense	$9,920	$13,153	$22,089	$26,204
Amortization of debt costs and discount on debt	1,145	1,128	2,360	2,318
Capitalized interest	(106)	(82)	(157)	(82)
Interest income	(1,183)	(994)	(2,324)	(1,934)
Total interest expense, net	$9,776	$13,205	$21,968	$26,506
NOTE 7. OTHER
Severance Costs
We recognized severance costs of $1.9 million in the second quarter of 2015 and $3.4 million in the first six months of 2015 compared with $2.2 million in the second quarter of 2014 and $5.3 million in the first six months of 2014. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $19.9 million and $34.6 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014, respectively.
Pension Settlement Charges
During the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. These lump-sum payments were made with cash from the qualified pension plans, not with Company cash.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of 2014, we recorded a pension settlement charge of $9.5 million in connection with a lump-sum payment offer made to certain former employees who participated in certain non-qualified pension plans.
See Note 9 for additional information regarding the pension settlement charges.
Multiemployer Pension Plan Withdrawal Expense
During the first quarter of 2015, we recorded a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan.
Early Termination Charge
In the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.
Advertising Expenses
Expenses incurred to promote our consumer and advertising services were $21.1 million in the second quarter of 2015 and $42.5 million in the first six months of 2015 compared to $25.6 million in the second quarter of 2014 and $47.6 million in the first six months of 2014.
Capitalized Computer Software Costs
Capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $3.1 million in the second quarter of 2015 and $6.0 million in the first six months of 2015 compared to $6.8 million in the second quarter of 2014 and $14.3 million in the first six months of 2014.
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
The fair value hierarchy consists of three levels:
Level 1–quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;
Level 2–inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
Level 3–unobservable inputs for the asset or liability.
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of June 28, 2015 and December 28, 2014:

(In thousands)	June 28, 2015				December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$36,459	$36,459	$—	$—	$45,136	$45,136	$—	$—
The deferred compensation liability, included in “Other liabilities—Other” in our Condensed Consolidated Balance Sheets, consists of deferrals under our deferred executive compensation plan, which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets.

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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of June 28, 2015 and December 28, 2014, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was $422 million as of June 28, 2015 and $420 million as of December 28, 2014. The fair value of our long-term debt was $523 million as of June 28, 2015 and $527 million as of December 28, 2014. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in joint Company and Guild-sponsored plans covering employees of The New York Times Newspaper Guild, including The Newspaper Guild of New York-The New York Times Pension Fund, which was frozen and replaced with a new defined benefit pension plan, The Guild-Times Adjustable Pension Plan.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension cost were as follows:

	For the Quarters Ended
	June 28, 2015			June 29, 2014
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,987	$—	$2,987	$2,385	$—	$2,385
Interest cost	18,514	2,502	21,016	21,112	2,711	23,823
Expected return on plan assets	(28,832)	—	(28,832)	(28,460)	—	(28,460)
Amortization of actuarial loss	9,479	1,270	10,749	6,711	1,033	7,744
Amortization of prior service (credit)	(486)	—	(486)	(484)	—	(484)
Effect of settlement	—	—	—	—	9,525	9,525
Net periodic pension cost	$1,662	$3,772	$5,434	$1,264	$13,269	$14,533

	For the Six Months Ended
	June 28, 2015			June 29, 2014
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,975	$—	$5,975	$4,772	$—	$4,772
Interest cost	37,452	5,004	42,456	42,224	5,586	47,810
Expected return on plan assets	(57,607)	—	(57,607)	(56,920)	—	(56,920)
Amortization of actuarial loss	18,876	2,540	21,416	13,309	2,087	15,396
Amortization of prior service (credit)	(972)	—	(972)	(970)	—	(970)
Effect of settlement	40,329	—	40,329	—	9,525	9,525
Net periodic pension cost	$44,053	$7,544	$51,597	$2,415	$17,198	$19,613
During the first six months of 2015 and 2014, we made pension contributions of $3.2 million and $9.1 million, respectively, to certain qualified pension plans. We expect to make a total contribution of $8.0 million in 2015 to satisfy funding requirements.
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, we have offered lump-sum payments to certain former employees participating in both our qualified and non-qualified pension plans.
In the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million.
In the second quarter of 2014, we recorded a pension settlement charge of $9.5 million in connection with a lump-sum payment offer made to certain former employees who participated in certain non-qualified pension plans. These lump-sum payments totaled $24.0 million and were paid out of Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $32.0 million.
Multiemployer Plans
During the first quarter of 2015, we recorded a $4.7 million charge related to a partial withdrawal obligation under a multiemployer pension plan.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The components of net periodic postretirement benefit expense were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$147	$147	$294	$294
Interest cost	689	1,010	1,377	2,020
Amortization of actuarial loss	1,303	1,184	2,606	2,368
Amortization of prior service credit	(2,475)	(1,600)	(4,950)	(3,200)
Net periodic postretirement benefit expense	$(336)	$741	$(673)	$1,482
NOTE 10. INCOME TAXES
The Company had income tax expense of $11.7 million and $2.3 million in the second quarter and first six months of 2015, respectively, and an effective tax rate of 41.9% and 56.1% in the second quarter and first six months of 2015, respectively. The Company had an income tax benefit of $5.7 million and $2.0 million in the second quarter and first six months of 2014, respectively. The tax benefit in the second quarter of 2014 was primarily due to a reduction in the Company’s reserve for uncertain tax positions.
On April 13, 2015, New York State enacted legislation amending New York City’s corporate tax laws for tax years commencing on or after January 1, 2015. The new legislation did not have a material impact on the Company’s provision for income taxes.
NOTE 11. DISCONTINUED OPERATIONS
New England Media Group
The following table summarizes the 2015 and 2014 discontinued operations including post-sale adjustments related to the New England Media Group, which was sold in 2013:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Loss on sale, net of income taxes:
Loss on sale	$—	$—	$—	$(1,559)
Income tax benefit	—	—	—	(565)
Loss on sale, net of income taxes	—	—	—	(994)
Loss from discontinued operations, net of income taxes	$—	$—	$—	$(994)
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$16,400	$9,188	$2,138	$11,925
Loss from discontinued operations, net of income taxes	—	—	—	(994)
Net income	$16,400	$9,188	$2,138	$10,931
Average number of common shares outstanding:
Basic	166,355	150,796	165,173	150,683
Diluted	168,316	161,868	167,491	161,962
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.10	$0.06	$0.01	$0.08
Loss from discontinued operations, net of income taxes	0.00	0.00	0.00	(0.01)
Net income	$0.10	$0.06	$0.01	$0.07
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.10	$0.06	$0.01	$0.07
Loss from discontinued operations, net of income taxes	0.00	0.00	0.00	(0.01)
Net income	$0.10	$0.06	$0.01	$0.06
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have the most significant impact on diluted shares. The increase in our basic shares is due to the exercise of warrants in January 2015, partially offset by repurchases of the Company’s Class A Common Stock.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options that was excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 5 million in the second quarter and first six months of 2015 and approximately 6 million in the second quarter and first six months of 2014.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 28, 2014	$726,328	$2,021	$728,349
Net income/(loss)	2,138	(340)	1,798
Other comprehensive income, net of tax	31,233	51	31,284
Effect of issuance of shares	100,589	—	100,589
Share repurchases	(9,342)	—	(9,342)
Dividends declared	(13,375)	—	(13,375)
Stock-based compensation	4,567	—	4,567
Balance as of June 28, 2015	$842,138	$1,732	$843,870

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 29, 2013	$842,910	$3,624	$846,534
Net income/(loss)	10,931	(18)	10,913
Other comprehensive income, net of tax	7,871	—	7,871
Effect of issuance of shares	(823)	—	(823)
Dividends declared	(12,119)	—	(12,119)
Stock-based compensation	5,160	—	5,160
Balance as of June 29, 2014	$853,930	$3,606	$857,536
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, then the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of $101.1 million from this exercise.
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million of our Class A Common Stock. As of December 28, 2014, $91.4 million remained under this authorization. On January 13, 2015, the Board of Directors terminated this authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise of warrants. Under this authorization, the Company repurchased 696,018 Class A shares for a cost of $9.3 million (excluding commissions), as of June 28, 2015. As of August 4, 2015, repurchases totaled $18.9 million and $82.2 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in AOCI by component as of June 28, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance, December 28, 2014	$5,705	$(539,500)	$(533,795)
Other comprehensive loss before reclassifications, before tax(1)	(6,620)	—	(6,620)
Amounts reclassified from accumulated other comprehensive income, before tax(1)	—	58,429	58,429
Income tax (benefit)/expense(1)	(2,571)	23,147	20,576
Net current-period other comprehensive (loss)/income, net of tax	(4,049)	35,282	31,233
Balance, June 28, 2015	$1,656	$(504,218)	$(502,562)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the periods ended June 28, 2015:

(In thousands)	For the Six Months Ended June 28, 2015
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(5,922)	Selling, general & administrative costs
Amortization of actuarial loss(1)	24,022	Selling, general & administrative costs
Pension settlement charge	40,329	Pension settlement charges
Total reclassification, before tax(2)	58,429
Income tax expense	23,147	Income tax (benefit)/expense
Total reclassification, net of tax	$35,282

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended June 28, 2015.
NOTE 14. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times (“The Times”), the International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, conferences/events, e-commerce and the Crossword product.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $29.0 million of restricted cash as of June 28, 2015 and $30.2 million as of December 28, 2014, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Newspaper and Mail Deliverers–Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers-Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban, a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability and has initiated arbitration proceedings. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended June 28, 2015. However, as required by the Employee Retirement Income Security Act of 1974, we have been making the quarterly payments to the Fund set forth in the demand letters. As of June 28, 2015, we made total payments of $8.1 million since the receipt of the initial demand letter, including $3.6 million in 2015.
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
We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income, conferences/events, e-commerce and the Crossword product.
Our main operating costs are employee-related costs and raw materials, primarily newsprint.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP items, respectively, diluted (loss)/earnings per share, operating profit and operating costs, see “Results of Operations—Non-GAAP Financial Measures.”
Financial Highlights
For the second quarter of 2015, diluted earnings per share from continuing operations were $0.10, compared with diluted earnings per share of $0.06 for the second quarter of 2014. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) for such periods were $0.13 and $0.07, respectively.
The Company had an operating profit in the second quarter of 2015 of $38.1 million, compared with an operating profit of $16.5 million for the prior year period. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) for such periods was $64.4 million and $55.7 million, respectively.
Total revenues decreased slightly in the second quarter of 2015 to $382.9 million from $388.7 million in the second quarter of 2014.
Compared with the second quarter of 2014, circulation revenues increased 0.9% in the second quarter of 2015, as digital subscription growth and a print home-delivery price increase for The Times more than offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscription packages, e-readers and replica editions increased 13.8% in the second quarter of 2015 compared with the same period in 2014.
Paid subscribers to digital-only subscription packages totaled approximately 990,000 as of June 28, 2015, an increase of approximately 33,000 compared to the end of the first quarter of 2015. Strength in international subscriptions and improved retention contributed to this increase.
Advertising revenues remained under pressure during the second quarter of 2015. Total advertising revenues decreased 5.5% in the second quarter of 2015 compared with the same period in 2014, reflecting a 12.8% decrease in print advertising revenues and a 14.2% increase in digital advertising revenues. The decrease in print advertising revenues also reflected declines associated with our international newspaper. The increase in digital advertising revenues reflected growth in our mobile and video platforms, as well as from Paid Posts, our native advertising product, and our programmatic buying channels.
Compared with the second quarter of 2014, other revenues increased 4.5% during the second quarter of 2015, driven primarily by increased revenues from the Company’s Crossword product as well as from rental income.

Operating costs in the second quarter of 2015 decreased 4.9% to $344.8 million, compared with $362.7 million in the second quarter of 2014. The decrease was primarily due to efficiencies in print distribution as well as declines in depreciation and amortization, raw materials costs and external printing expenses. In addition, marketing costs incurred in the second quarter of 2014 related to the launch of new digital products did not repeat. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) decreased 4.4% to $318.5 million during the second quarter of 2015, compared with $333.0 million in the second quarter of 2014.
Non-operating retirement costs increased to $8.7 million during the second quarter of 2015 compared to $8.3 million in the second quarter of 2014 primarily due to pension amortization.
Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
For the third quarter of 2015, we expect circulation revenues to increase at a rate similar to that of the second quarter of 2015, driven by the benefit from our digital subscription initiatives and from the most recent home-delivery price increase for The Times, partially offset by print volume weakness. We expect the number of net digital subscriber additions in the third quarter of 2015 to be in the high-30,000s.
We expect advertising trends to remain challenging and subject to significant month-to-month volatility. In the third quarter of 2015, we expect advertising revenues to decrease in the mid-single digits compared with the third quarter of 2014. We expect digital advertising revenue to increase in the mid-single digits compared with the third quarter of 2014.
Similar to other publishers, we are in the process of optimizing our website to meet the new industry-wide standard on viewability, which ensures that advertisers only pay for impressions that have actually been viewed by users. We support this new standard and believe that it aligns with our strength in engagement. As we convert to this new standard and make corresponding adjustments to our website, our advertising revenues may be affected beginning in the second half of the year. In the long term, we expect that this transition will benefit digital advertising growth.
We expect other revenues to grow in the low-double digits in the third quarter of 2015 compared with the third quarter of 2014, driven by increased revenues from conferences and our Crossword product.
We expect operating costs to decrease in the low-single digits in the third quarter of 2015 compared with the third quarter of 2014.  We also believe that recent expense management efforts, including workforce reductions announced in the fourth quarter of 2014, should allow us to maintain lower operating costs in 2015, relative to 2014 levels.
We expect non-operating retirement costs in the third quarter of 2015 to be approximately $9 million compared with $8.3 million in the third quarter of 2014 due to higher multiemployer pension withdrawal costs.
We also expect the following on a pre-tax basis in 2015:

•	Results from joint ventures: breakeven,

•	Depreciation and amortization: $60 million to $65 million,

•	Interest expense, net: $40 million to $45 million, and

•	Capital expenditures: approximately $35 million.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Revenues
Circulation	$211,658	$209,815	0.9%	$423,128	$419,538	0.9%
Advertising	148,599	157,249	(5.5)%	298,507	316,461	(5.7)%
Other	22,629	21,655	4.5%	45,490	43,128	5.5%
Total revenues	382,886	388,719	(1.5)%	767,125	779,127	(1.5)%
Operating costs
Production costs:
Raw materials	18,348	21,610	(15.1)%	38,625	43,638	(11.5)%
Wages and benefits	89,030	88,025	1.1%	179,668	176,641	1.7%
Other	45,395	48,309	(6.0)%	91,116	96,648	(5.7)%
Total production costs	152,773	157,944	(3.3)%	309,409	316,927	(2.4)%
Selling, general and administrative costs	176,252	185,584	(5.0)%	355,049	372,308	(4.6)%
Depreciation and amortization	15,810	19,169	(17.5)%	30,654	39,261	(21.9)%
Total operating costs	344,835	362,697	(4.9)%	695,112	728,496	(4.6)%
Pension settlement charges	—	9,525	*	40,329	9,525	*
Multiemployer pension plan withdrawal expense	—	—	*	4,697	—	*
Early termination charge	—	—	*	—	2,550	*
Operating profit	38,051	16,497	*	26,987	38,556	(30.0)%
(Loss)/income from joint ventures	(356)	25	*	(928)	(2,122)	(56.3)%
Interest expense, net	9,776	13,205	(26.0)%	21,968	26,506	(17.1)%
Income from continuing operations before income taxes	27,919	3,317	*	4,091	9,928	(58.8)%
Income tax expense/(benefit)	11,700	(5,743)	*	2,293	(1,979)	*
Income from continuing operations	16,219	9,060	79.0%	1,798	11,907	(84.9)%
Loss from discontinued operations, net of income taxes	—	—	*	—	(994)	*
Net income	16,219	9,060	79.0%	1,798	10,913	(83.5)%
Net loss attributable to the noncontrolling interest	181	128	41.4%	340	18	*
Net income attributable to The New York Times Company common stockholders	$16,400	$9,188	78.5%	$2,138	$10,931	(80.4)%
* Represents a change equal to or in excess of 100% or not meaningful.

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
Circulation revenues increased in the second quarter and first six months of 2015 compared with the same prior-year periods primarily due to growth in our digital subscription base and the increase in print home-delivery prices at The Times, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $47.5 million in the second quarter of 2015 and $93.6 million in the first six months of 2015, an increase of 13.8% and 14.1% from the second quarter and first six months of 2014, respectively.
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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Display	$135,505	$142,459	(4.9)%	$271,938	$289,112	(5.9)%
Classified	8,296	9,914	(16.3)%	17,620	19,067	(7.6)%
Other	4,798	4,876	(1.6)%	8,949	8,282	8.1%
Total	$148,599	$157,249	(5.5)%	$298,507	$316,461	(5.7)%
Below is a percentage breakdown of advertising revenues (print and digital) for the first six months of 2015 and 2014:

	Display	Classified	Other	Total
2015	91%	6%	3%	100%
2014	91%	6%	3%	100%
In the second quarter and first six months of 2015, total advertising revenues decreased compared with the same prior-year periods, primarily due to lower print advertising revenues across most advertising categories. Print advertising revenues, which represented 67.5% and 69.6% of total advertising revenues for the second quarter and first six months of 2015, respectively, declined 12.8% in the second quarter of 2015 and 11.9% in the first six months of 2015 compared with the same prior-year periods. The decrease in print advertising included declines associated with our international newspaper.
Digital advertising revenues, which represented 32.5% and 30.4% of total advertising revenues for the second quarter and first six months of 2015, respectively, increased 14.2% in the second quarter of 2015 and 12.6% in the first six months of 2015, compared with the same prior-year periods, due to an increase in display advertising and other advertising revenues, offset by a slight decrease in classified advertising revenue. The increase in display advertising primarily resulted from increases in the technology and automotive categories, partially offset by declines mainly in the financial services, hospitality, transportation and education categories. In addition, digital advertising revenue growth benefited from growth on our mobile and video platforms, as well as from Paid Posts and our programmatic buying channels.
Other Revenues
Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, conferences/events, e-commerce and the Crossword product.
Other revenues increased 4.5% in the second quarter of 2015 and 5.5% in the first six months of 2015, compared with the same prior-year periods, primarily due to revenues from our Crossword product as well as from rental income.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Production costs:
Raw materials	$18,348	$21,610	(15.1)%	$38,625	$43,638	(11.5)%
Wages and benefits	89,030	88,025	1.1%	179,668	176,641	1.7%
Other	45,395	48,309	(6.0)%	91,116	96,648	(5.7)%
Total production costs	152,773	157,944	(3.3)%	309,409	316,927	(2.4)%
Selling, general and administrative costs	176,252	185,584	(5.0)%	355,049	372,308	(4.6)%
Depreciation and amortization	15,810	19,169	(17.5)%	30,654	39,261	(21.9)%
Total operating costs	$344,835	$362,697	(4.9)%	$695,112	$728,496	(4.6)%
Production Costs
Production costs decreased in the second quarter of 2015 compared with the second quarter of 2014 primarily due to lower raw materials expense (approximately $3 million). Raw materials expense decreased as a result of a 21.5% decline in newsprint expense in the second quarter of 2015 compared with the second quarter of 2014, with 8.7% from lower consumption and 12.8% from lower pricing. The decline was partially offset by a 16.8% increase in magazine paper expense in the second quarter of 2015 compared with the second quarter of 2014, with 18.2% from higher consumption offset by 1.4% from lower pricing.
Production costs decreased in the first six months of 2015 compared with the first six months of 2014 primarily due to lower other expenses ($5.5 million) and lower raw materials expense (approximately $5 million), partially offset by an increase in wages and benefits expense (approximately $3 million). Lower other expenses decreased primarily as a result of lower outside printing costs. Raw materials expense decreased as a result of an 18.0% decline in newsprint expense in the first six months of 2015 compared with the first six months of 2014, with 9.0% from lower consumption and 9.0% from lower pricing. The decline was partially offset by a 19.6% increase in magazine paper expense in the first six months of 2015 compared with the first six months of 2014, with 22.1% from higher consumption offset by 2.5% from lower pricing. Higher consumption in the second quarter and first six months of 2015 resulted primarily from increased paging in both the Sunday and T Magazines. Wages and benefits expense increased as a result of an increase in hiring.

Selling, General and Administrative Costs
Selling, general and administrative costs decreased in the second quarter of 2015 compared with the second quarter of 2014 primarily due to a decrease in distribution costs (approximately $6 million), a decrease in promotion costs (approximately $5 million) and a decrease in benefits costs (approximately $4 million), partially offset by higher incentive compensation (approximately $3 million). Lower distribution costs were mainly due to increased utilization of lower cost vendors, fewer print copies produced, training for new systems in the second quarter of 2014 that did not repeat in 2015 and transportation efficiency. The decrease in promotion costs was primarily due to promotions in 2014 for new product launches that did not repeat in 2015. The decrease in benefits costs was primarily due to lower medical claims during the second quarter of 2015 compared with the second quarter of 2014.
Selling, general and administrative costs decreased in the first six months of 2015 compared with the first six months of 2014 primarily due to a decrease in distribution costs ($11.3 million), a decrease in promotion costs ($6.1 million) and a decrease in benefits costs ($3.7 million), partially offset by an increase in compensation ($2.1 million). Lower distribution costs were mainly due to increased utilization of lower cost vendors, fewer print copies produced and transportation efficiency. The decrease in promotion costs was primarily due to promotions in 2014 for new product launches that did not occur in 2015. The decrease in benefits costs was primarily due to lower medical claims in the first six months of 2015 compared to the same period in 2014, while compensation expense increased primarily as a result of increased hiring to support our digital initiatives.
Depreciation and Amortization
Depreciation and amortization decreased in the second quarter and first six months of 2015 compared with the same prior-year periods primarily due to $3.7 million and $8.3 million of depreciation expense recognized in the second quarter and first six months of 2014, respectively, as a result of the Company’s discontinued use of certain software products.
Other Items
Severance Costs
We recognized severance costs of $1.9 million in the second quarter of 2015 and $3.4 million in the first six months of 2015 compared to $2.2 million in the second quarter of 2014 and $5.3 million in the first six months of 2014. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $19.9 million and $34.6 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014, respectively.
Pension Settlement Charges
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, we have offered lump-sum payments to certain former employees participating in both our qualified and non-qualified pension plans.
In the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million.
In the second quarter of 2014, we recorded a pension settlement charge of $9.5 million in connection with a lump-sum payment offer made to certain former employees who participated in certain non-qualified pension plans. These lump-sum payments totaled $24.0 million and were paid out of Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $32.0 million.
Multiemployer Pension Plan Withdrawal Expense
During the first quarter of 2015, we recorded a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan.

Early Termination Charge
During the first quarter of 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement, resulting in distribution cost savings for the Company.
Advertising Expenses
Expenses incurred to promote our consumer and advertising services were $21.1 million in the second quarter of 2015 and $42.5 million in the first six months of 2015 compared to $25.6 million in the second quarter of 2014 and $47.6 million in the first six months of 2014.
Capitalized Computer Software Costs
Capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $3.1 million in the second quarter of 2015 and $6.0 million in the first six months of 2015 compared to $6.8 million in the second quarter of 2014 and $14.3 million in the first six months of 2014.
NON-OPERATING ITEMS
Joint Ventures
Loss from joint ventures was $0.4 million in the second quarter of 2015 compared with income of $25 thousand in the second quarter of 2014.
Interest Expense, Net
Interest expense, net, was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cash interest expense	$9,920	$13,153	$22,089	$26,204
Amortization of debt costs and discount on debt	1,145	1,128	2,360	2,318
Capitalized interest	(106)	(82)	(157)	(82)
Interest income	(1,183)	(994)	(2,324)	(1,934)
Total interest expense, net	$9,776	$13,205	$21,968	$26,506
Interest expense, net decreased in the second quarter of 2015 compared with the second quarter of 2014 mainly due to a lower level of debt outstanding as a result of the repayment, at maturity, of the principal amount of the Company’s 5.0% senior notes (the “5.0% Notes”) made in the first quarter of 2015 and debt repurchases made in 2014.
Income Taxes
The Company had income tax expense of $11.7 million and $2.3 million in the second quarter and first six months of 2015, respectively, and an effective tax rate of 41.9% and 56.1% in the second quarter and first six months of 2015, respectively. The Company had an income tax benefit of $5.7 million and $2.0 million in the second quarter and first six months of 2014, respectively. The tax benefit in the second quarter of 2014 was primarily due to a reduction in the Company’s reserve for uncertain tax positions.
On April 13, 2015, New York State enacted legislation amending New York City’s corporate tax laws for tax years commencing on or after January 1, 2015. The new legislation did not have a material impact on the Company’s provision for income taxes.
Discontinued Operations
New England Media Group
The following table summarizes the 2015 and 2014 discontinued operations including post-sale adjustments related to the New England Media Group, which was sold in 2013:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Loss on sale, net of income taxes:
Loss on sale	$—	$—	$—	$(1,559)
Income tax benefit	—	—	—	(565)
Loss on sale, net of income taxes	—	—	—	(994)
Loss from discontinued operations, net of income taxes	$—	$—	$—	$(994)
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
The special items in the first six months of 2015 consisted of a $40.3 million pension settlement charge in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans and a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan.
The special items in the first six months of 2014 consisted of a $9.5 million pension settlement charge in connection with a lump-sum payment offer made to certain former employees who participated in certain non-qualified pension plans, a reduction in the reserve for uncertain tax positions of $9.5 million and a $2.6 million charge for the early termination of a distribution agreement.
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
Non-operating retirement costs include:

•	interest cost, expected return on plan assets and amortization of actuarial gain and loss components of pension expense;

•	interest cost and amortization of actuarial gain and loss components of retiree medical expense; and

•	all expenses associated with multiemployer pension plan withdrawal obligations, not otherwise included as special items.
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

	For the Quarters Ended			For the Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Diluted earnings per share from continuing operations	$0.10	$0.06	66.7%	$0.01	$0.07	(85.7)%
Add:
Severance	0.01	0.01	*	0.01	0.02	(50.0)%
Non-operating retirement costs	0.03	0.03	*	0.06	0.06	*
Special items:
Pension settlement charges	—	0.03	*	0.14	0.03	*
Multiemployer pension plan withdrawal expense	—	—	*	0.02	—	*
Early termination charge	—	—	*	—	0.01	*
Reduction in uncertain tax positions	—	(0.06)	*	—	(0.06)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.13	$0.07	85.7%	$0.25	$0.13	92.3%

(1) Amounts may not add due to rounding.

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Operating profit	$38,051	$16,497	*	$26,987	$38,556	(30.0)%
Add:
Depreciation & amortization	15,810	19,169	(17.5)%	30,654	39,261	(21.9)%
Severance	1,874	2,243	(16.5)%	3,391	5,297	(36.0)%
Non-operating retirement costs	8,674	8,302	4.5%	17,549	17,179	2.2%
Special items:
Pension settlement charges	—	9,525	*	40,329	9,525	*
Multiemployer pension plan withdrawal expense	—	—	*	4,697	—	*
Early termination charge	—	—	*	—	2,550	*
Adjusted operating profit	$64,409	$55,736	15.6%	$123,607	$112,368	10.0%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Operating costs	$344,835	$362,697	(4.9)%	$695,112	$728,496	(4.6)%
Less:
Depreciation & amortization	15,810	19,169	(17.5)%	30,654	39,261	(21.9)%
Severance	1,874	2,243	(16.5)%	3,391	5,297	(36.0)%
Non-operating retirement costs	8,674	8,302	4.5%	17,549	17,179	2.2%
Adjusted operating costs	$318,477	$332,983	(4.4)%	$643,518	$666,759	(3.5)%

Components of non-operating retirement costs(1)

	For the Quarters Ended			For the Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
Pension:
Interest cost	$21,016	$23,823	(11.8)%	$42,456	$47,810	(11.2%)
Expected return on plan assets	(28,832)	(28,460)	1.3%	(57,607)	(56,920)	1.2%
Amortization and other costs	10,749	7,744	38.8%	21,416	15,396	39.1%
Non-operating pension costs	2,933	3,107	(5.6)%	6,265	6,286	(0.3)%
Other postretirement benefits:
Interest cost	689	1,010	(31.8)%	1,377	2,020	(31.8%)
Amortization and other costs	1,303	1,184	10.1%	2,606	2,368	10.1%
Non-operating other postretirement benefits costs	1,992	2,194	(9.2)%	3,983	4,388	(9.2%)
Expenses associated with multiemployer pension plan withdrawal obligations	3,749	3,001	24.9%	7,301	6,505	12.2%
Total non-operating retirement costs	$8,674	$8,302	4.5%	$17,549	$17,179	2.2%

(1)Components of non-operating retirement costs do not include special items.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 28, 2015, we had cash, cash equivalents and short- and long-term marketable securities of $879.7 million and total debt and capital lease obligations of $428.8 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $450.9 million. Our cash and investment balances have declined since the end of 2014, primarily due to our repayment of debt and capital lease obligations of $223.7 million, variable compensation payments of $44.0 million to eligible employees, net income tax payments of $14.8 million, dividend payments of $13.4 million and stock repurchases of $9.3 million, offset by $101.1 million of proceeds from the exercise of warrants and other cash generated from operations.
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, then the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of $101.1 million from this exercise. On January 13, 2015, the Board of Directors terminated an existing share repurchase authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. During the first six months of 2015, the Company repurchased 696,018 Class A shares for a cost of $9.3 million (excluding commissions). See Note 13 of the Notes to the Condensed Consolidated Financial Statements for more information.
On June 11, 2015, our Board of Directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on July 30, 2015, to all stockholders of record as of the close of business on July 15, 2015. Our Board of Directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.
During the first six months of 2015, we made pension contributions of $3.2 million to certain qualified pension plans. We expect to make a total contribution of $8.0 million in 2015 to satisfy funding requirements.
During the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with lump-sum payments made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 28, 2015	June 29, 2014	% Change
Operating activities	$65,680	$8,098	*
Investing activities	$57,430	$(104,869)	*
Financing activities	$(143,726)	$(11,283)	*
* Represents an increase or decrease in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in the first six months of 2015 compared with the same prior-year period due to an increase in operating performance, lower pension contributions and favorable collections of accounts receivable. We made contributions to certain qualified pension plans of $3.2 million in the first six months of 2015 compared with $33.1 million (including a lump sum payment of $24 million in connection with a pension settlement) in the first six months of 2014.

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
During the second quarter of 2015, we made an investment of $2.3 million in Women in the World Media, LLC, a live-event conference business, which includes our initial investment and additional capital contributions.
Net cash provided by investing activities in the first six months of 2015 was primarily due to maturities of marketable securities, offset by net purchases of marketable securities and capital expenditures.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends and the payment of long-term debt and capital lease obligations.
Net cash used in financing activities in the first six months of 2015 was primarily due to the repayment, at maturity, of $223.7 million of our 5.0% Notes, dividend payments of $13.4 million and share repurchases of $9.3 million offset primarily by $101.1 million of proceeds from the exercise of warrants.
Restricted Cash
We were required to maintain $29.0 million and $30.2 million of restricted cash as of June 28, 2015 and December 28, 2014, respectively, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Third-Party Financing
As of June 28, 2015, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	June 28, 2015	December 28, 2014
Current portion of long-term debt and capital lease obligations:
Senior notes due in 2015	5.0%	$—	$223,662
Long-term debt and capital lease obligations:
Senior notes due in 2016	6.625%	187,983	187,604
Option to repurchase ownership interest in headquarters building in 2019		234,093	232,118
Long-term capital lease obligations		6,745	6,736
Total long-term debt and capital lease obligations		428,821	426,458
Total debt and capital lease obligations		$428,821	$650,120
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $523 million as of June 28, 2015, and approximately $527 million as of December 28, 2014. We were in compliance with our covenants under our third-party financing arrangements as of June 28, 2015.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014. As of June 28, 2015, our critical accounting policies have not changed from December 28, 2014.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014. As of June 28, 2015, our contractual obligations and off-sheet balance sheet arrangements have not changed materially from December 28, 2014.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 28, 2014, details our disclosures about market risk. As of June 28, 2015, there were no material changes in our market risks from December 28, 2014.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 28, 2015. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Newspaper and Mail Deliverers–Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers-Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban, a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability and has initiated arbitration proceedings. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended June 28, 2015. However, as required by the Employee Retirement Income Security Act of 1974, we have been making the quarterly payments to the Fund set forth in the demand letters. As of June 28, 2015, we made total payments of $8.1 million since the receipt of the initial demand letter, including $3.6 million in 2015.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
March 30, 2015-May 3, 2015	278,880	13.16	278,880	$93,615,000
May 4, 2015-May 31, 2015	75,323	13.84	75,323	$92,572,000
June 1, 2015-June 28, 2015	58,872	13.95	58,872	$91,751,000
Total for the second quarter of 2015	413,075	13.40	413,075	$91,751,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million of our Class A Common Stock. As of December 28, 2014, $91.4 million remained under this authorization. On January 13, 2015, the Board of Directors terminated this authorization and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. As of August 4, 2015, repurchases totaled $18.9 million (excluding commissions) and $82.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 6, 2015	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 28, 2015

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