Form 10-Q
period 2015-09-27
NEW YORK TIMES CO
filed 2015-11-04
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 27, 2015 (exclusive of treasury shares):

Class A Common Stock	161,074,241	shares
Class B Common Stock	816,635	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 27, 2015 (unaudited) and December 28, 2014	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and nine months ended September 27, 2015 and September 28, 2014	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarter and nine months ended September 27, 2015 and September 28, 2014	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 27, 2015 and September 28, 2014	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	3	Quantitative and Qualitative Disclosures about Market Risk	27
Item	4	Controls and Procedures	27

PART II		Other Information	27
Item	1	Legal Proceedings	28
Item	1A	Risk Factors	28
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item	6	Exhibits	28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 27, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$144,606	$176,607
Short-term marketable securities	499,486	636,743
Accounts receivable (net of allowances of $11,624 in 2015 and $12,860 in 2014)	157,570	212,690
Deferred income taxes	63,640	63,640
Prepaid expenses	22,017	25,635
Other current assets	26,764	32,780
Total current assets	914,083	1,148,095
Other assets
Long-term marketable securities	228,586	167,820
Investments in joint ventures	22,870	22,069
Property, plant and equipment (less accumulated depreciation and amortization of $872,351 in 2015 and $853,363 in 2014)	638,836	665,758
Goodwill	110,469	116,422
Deferred income taxes	238,596	252,587
Miscellaneous assets	186,474	193,723
Total assets	$2,339,914	$2,566,474
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 27, 2015	December 28, 2014
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$83,457	$94,401
Accrued payroll and other related liabilities	75,501	91,755
Unexpired subscriptions	60,222	58,736
Current portion of long-term debt and capital lease obligations	—	223,662
Accrued expenses and other	104,608	131,954
Total current liabilities	323,788	600,508
Other liabilities
Long-term debt and capital lease obligations	430,007	426,458
Pension benefits obligation	604,812	631,756
Postretirement benefits obligation	67,485	71,628
Other	95,302	107,775
Total other liabilities	1,197,606	1,237,617
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2015 – 168,110,083; 2014 – 151,701,136 (including treasury shares: 2015 – 5,817,535; 2014 – 2,180,442)	16,811	15,170
Class B – convertible – authorized and issued shares: 2015 – 816,635; 2014 – 816,635 (including treasury shares: 2015 – none; 2014 – none)	82	82
Additional paid-in capital	146,112	39,217
Retained earnings	1,283,533	1,291,907
Common stock held in treasury, at cost	(132,187)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	1,143	5,705
Funded status of benefit plans	(498,656)	(539,500)
Total accumulated other comprehensive loss, net of income taxes	(497,513)	(533,795)
Total New York Times Company stockholders’ equity	816,838	726,328
Noncontrolling interest	1,682	2,021
Total stockholders’ equity	818,520	728,349
Total liabilities and stockholders’ equity	$2,339,914	$2,566,474
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(13 weeks)		(39 weeks)
Revenues
Circulation	$209,075	$206,729	$632,203	$626,267
Advertising	135,356	138,222	433,863	454,683
Other	22,973	19,767	68,463	62,895
Total revenues	367,404	364,718	1,134,529	1,143,845
Operating costs
Production costs:
Raw materials	18,400	20,875	57,025	64,513
Wages and benefits	88,999	90,777	268,667	267,418
Other	44,632	49,525	135,748	146,173
Total production costs	152,031	161,177	461,440	478,104
Selling, general and administrative costs	178,071	193,198	533,120	565,506
Depreciation and amortization	15,369	19,375	46,023	58,636
Total operating costs	345,471	373,750	1,040,583	1,102,246
Pension settlement charges	—	—	40,329	9,525
Multiemployer pension plan withdrawal expense	—	—	4,697	—
Early termination charge	—	—	—	2,550
Operating profit/(loss)	21,933	(9,032)	48,920	29,524
Income/(loss) from joint ventures	170	1,599	(758)	(523)
Interest expense, net	9,127	15,254	31,095	41,760
Income/(loss) from continuing operations before income taxes	12,976	(22,687)	17,067	(12,759)
Income tax expense/(benefit)	3,611	(10,247)	5,904	(12,226)
Income/(loss) from continuing operations	9,365	(12,440)	11,163	(533)
Loss from discontinued operations, net of income taxes	—	—	—	(994)
Net income/(loss)	9,365	(12,440)	11,163	(1,527)
Net loss/(income) attributable to the noncontrolling interest	50	(59)	390	(41)
Net income/(loss) attributable to The New York Times Company common stockholders	$9,415	$(12,499)	$11,553	$(1,568)
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$9,415	$(12,499)	$11,553	$(574)
Loss from discontinued operations, net of income taxes	—	—	—	(994)
Net income/(loss)	$9,415	$(12,499)	$11,553	$(1,568)
Average number of common shares outstanding:
Basic	165,052	150,822	165,130	150,728
Diluted	166,981	150,822	167,574	150,728
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.06	$(0.08)	$0.07	$0.00
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net income/(loss)	$0.06	$(0.08)	$0.07	$(0.01)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.06	$(0.08)	$0.07	$0.00
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net income/(loss)	$0.06	$(0.08)	$0.07	$(0.01)
Dividends declared per share	$0.04	$0.04	$0.12	$0.12
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(13 weeks)		(39 weeks)
Net income/(loss)	$9,365	$(12,440)	$11,163	$(1,527)
Other comprehensive income, before tax:
Loss on foreign currency translation adjustments	(482)	(6,581)	(7,102)	(7,163)
Pension and postretirement benefits obligation	9,166	29,877	67,646	43,471
Other comprehensive income, before tax	8,684	23,296	60,544	36,308
Income tax expense	3,635	9,410	24,211	14,551
Other comprehensive income, net of tax	5,049	13,886	36,333	21,757
Comprehensive income	14,414	1,446	47,496	20,230
Comprehensive loss/(income) attributable to the noncontrolling interest	50	(59)	339	(41)
Comprehensive income attributable to The New York Times Company common stockholders	$14,464	$1,387	$47,835	$20,189
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 27, 2015	September 28, 2014
	(39 weeks)
Cash flows from operating activities
Net income/(loss)	$11,163	$(1,527)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on insurance settlement	—	(1,421)
Pension settlement charges	40,329	9,525
Multiemployer pension plan withdrawal expense	4,697	—
Early termination charge	—	2,550
Depreciation and amortization	46,023	58,636
Stock-based compensation expense	7,588	6,120
Undistributed loss of joint ventures	758	523
Long-term retirement benefit obligations	(7,767)	(42,255)
Uncertain tax positions	147	11,211
Other-net	14,303	9,947
Changes in operating assets and liabilities:
Accounts receivable-net	55,120	42,191
Other current assets	10,742	(6,268)
Accounts payable, accrued payroll and other liabilities	(76,555)	(53,871)
Unexpired subscriptions	1,486	882
Net cash provided by operating activities	108,034	36,243
Cash flows from investing activities
Purchases of marketable securities	(555,040)	(398,124)
Maturities of marketable securities	626,697	382,376
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(26,005)
Purchase of investments – net of proceeds	(3,592)	(1,005)
Capital expenditures	(21,150)	(25,819)
Proceeds from insurance settlement	—	1,200
Change in restricted cash	(1,190)	(1,100)
Other-net	(343)	(238)
Net cash provided by/(used in) investing activities	45,382	(68,715)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(223,653)	(18,860)
Dividends paid	(20,053)	(18,166)
Capital shares:
Stock issuances	102,803	1,120
Repurchases	(43,561)	—
Net cash used in financing activities	(184,464)	(35,906)
Net decrease in cash and cash equivalents	(31,048)	(68,378)
Effect of exchange rate changes on cash	(953)	224
Cash and cash equivalents at the beginning of the period	176,607	482,745
Cash and cash equivalents at the end of the period	$144,606	$414,591
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 27, 2015 and December 28, 2014, and the results of operations and cash flows of the Company for the periods ended September 27, 2015 and September 28, 2014. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 28, 2014. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the full nine-month periods.
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
For comparability, certain prior-year amounts have been reclassified to conform with the current period presentation. See Management’s Discussion and Analysis of Results of Operations for additional information regarding reclassified amounts.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 27, 2015, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014, have not changed.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not specifically identified in our disclosures are either not applicable to the Company or will not have a material effect on our financial condition or results of operations.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250, “Accounting Changes and Error Corrections”. Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings effective for fiscal years beginning after December 31, 2017, subject to finalization. Early application is permitted. We are currently in the process of evaluating the impact of the new revenue guidance.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	September 27, 2015	December 28, 2014
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$170,815	$238,488
Corporate debt securities	184,579	208,346
U.S. agency securities	56,274	32,009
Municipal securities	3,242	13,622
Certificates of deposit	63,583	109,293
Commercial paper	20,993	34,985
Total short-term marketable securities	$499,486	$636,743
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$96,454	$71,191
U.S. agency securities	132,132	95,204
Municipal securities	—	1,425
Total long-term marketable securities	$228,586	$167,820
As of September 27, 2015, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 36 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
NOTE 4. GOODWILL
The changes in the carrying amount of goodwill as of September 27, 2015 and December 28, 2014 were as follows:

(In thousands)	Total Company
Balance as of December 28, 2014	$116,422
Foreign currency translation	(5,953)
Balance as of September 27, 2015	$110,469
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS
Equity Method Investments
As of September 27, 2015, our investments in joint ventures consisted of equity ownership interests in the following entities:

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We received no distributions from our equity method investments during the nine-month periods ended September 27, 2015 and September 28, 2014.
We purchase newsprint and have purchased supercalendered paper from the Paper Mills at competitive prices. Such purchases totaled $8.8 million and $15.2 million for the nine-month periods ended September 27, 2015 and September 28, 2014, respectively. Effective February 2015, we no longer purchase supercalendered paper.
NOTE 6. DEBT OBLIGATIONS
Our current indebtedness includes senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	September 27, 2015	December 28, 2014
Current portion of long-term debt and capital lease obligations:
Senior notes due in March 2015	5.0%	$—	$223,662
Long-term debt and capital lease obligations:
Senior notes due in December 2016	6.625%	188,178	187,604
Option to repurchase ownership interest in headquarters building in 2019		235,077	232,118
Long-term capital lease obligations		6,752	6,736
Total long-term debt and capital lease obligations		430,007	426,458
Total debt and capital lease obligations		$430,007	$650,120
See Note 8 for information regarding the fair value of our long-term debt.
In March 2015, we repaid, at maturity, the remaining $223.7 million principal amount of our 5.0% senior notes.
“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cash interest expense	$9,919	$12,795	$32,008	$38,999
Premium on debt repurchases	—	2,188	—	2,188
Amortization of debt issuance costs and discount on debt	1,180	1,314	3,540	3,632
Capitalized interest	(85)	(47)	(242)	(129)
Interest income	(1,887)	(996)	(4,211)	(2,930)
Total interest expense, net	$9,127	$15,254	$31,095	$41,760
NOTE 7. OTHER
Severance Costs
We recognized severance costs of $1.0 million in the third quarter of 2015 and $4.3 million in the first nine months of 2015. We recognized severance costs of $21.4 million in the third quarter of 2014 and $26.7 million in the first nine months of 2014, the majority of which related to workforce reductions that the Company announced on October 1, 2014. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $14.9 million and $34.6 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014, respectively.
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
Advertising Expenses
Advertising expenses incurred to promote our consumer and marketing services were $20.6 million in the third quarter of 2015 and $63.1 million in the first nine months of 2015 compared to $20.1 million in the third quarter of 2014 and $67.7 million in the first nine months of 2014.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $2.9 million in the third quarter of 2015 and $8.9 million in the first nine months of 2015 compared to $6.9 million in the third quarter of 2014 and $21.2 million in the first nine months of 2014.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of September 27, 2015 and December 28, 2014:

(In thousands)	September 27, 2015				December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$34,330	$34,330	$—	$—	$45,136	$45,136	$—	$—
The deferred compensation liability, included in “Other liabilities—Other” in our Condensed Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The DEC has been frozen effective December 31, 2015.

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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of September 27, 2015 and December 28, 2014, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was $423 million as of September 27, 2015 and $420 million as of December 28, 2014. The fair value of our long-term debt was $520 million as of September 27, 2015 and $527 million as of December 28, 2014. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in two single-employer defined benefit plans, which are established pursuant to collective bargaining and cover Company employees who are members of The Newspaper Guild of New York. The plans are sponsored by a Board of Trustees consisting of representatives of The Newspaper Guild of New York and the Company. The Newspaper Guild of New York-The New York Times Pension Fund (the “Guild Plan”) is a frozen plan. The Guild-Times Adjustable Pension Plan is a new defined benefit plan that replaced the Guild Plan.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 27, 2015			September 28, 2014
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,989	$—	$2,989	$2,386	$—	$2,386
Interest cost	18,514	2,502	21,016	21,112	2,382	23,494
Expected return on plan assets	(28,832)	—	(28,832)	(28,460)	—	(28,460)
Amortization of actuarial loss	9,478	1,271	10,749	6,655	990	7,645
Amortization of prior service credit	(487)	—	(487)	(486)	—	(486)
Net periodic pension cost	$1,662	$3,773	$5,435	$1,207	$3,372	$4,579

	For the Nine Months Ended
	September 27, 2015			September 28, 2014
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,964	$—	$8,964	$7,158	$—	$7,158
Interest cost	55,966	7,506	63,472	63,336	7,968	71,304
Expected return on plan assets	(86,439)	—	(86,439)	(85,380)	—	(85,380)
Amortization of actuarial loss	28,354	3,811	32,165	19,964	3,077	23,041
Amortization of prior service credit	(1,459)	—	(1,459)	(1,456)	—	(1,456)
Effect of settlement	40,329	—	40,329	—	9,525	9,525
Net periodic pension cost	$45,715	$11,317	$57,032	$3,622	$20,570	$24,192
During the first nine months of 2015 and 2014, we made pension contributions of $5.3 million and $12.5 million, respectively, to certain qualified pension plans. We expect to make total contributions of $7.7 million in 2015 to satisfy funding requirements.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The components of net periodic postretirement benefit expense were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$148	$145	$442	$439
Interest cost	688	930	2,065	2,950
Amortization of actuarial loss	1,303	1,237	3,909	3,605
Amortization of prior service credit	(2,399)	(1,800)	(7,349)	(5,000)
Net periodic postretirement benefit (credit) expense	$(260)	$512	$(933)	$1,994
NOTE 10. INCOME TAXES
The Company had income tax expense of $3.6 million and $5.9 million in the third quarter and first nine months of 2015, respectively, and an effective tax rate of 27.8% and 34.6% in the third quarter and first nine months of 2015, respectively. The effective income tax rate for the third quarter of 2015 was lower than the statutory tax rate principally due to the tax deduction for domestic production activities. The Company had an income tax benefit of $10.2 million and $12.2 million in the third quarter and first nine months of 2014, respectively. The tax benefits in the third quarter and first nine months of 2014 were primarily due to pre-tax losses from continuing operations and a reduction in our reserve for uncertain tax positions, respectively.
NOTE 11. EARNINGS/(LOSS) PER SHARE
We compute earnings/(loss) per share using a two-class method, an earnings allocation method used when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.
Earnings/(loss) per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have the most significant impact on diluted shares. The increase in our basic shares is due to the exercise of warrants in January 2015, partially offset by repurchases of the Company’s Class A Common Stock.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 5 million in the third quarter and first nine months of 2015 and approximately 6 million in the third quarter and first nine months of 2014.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 28, 2014	$726,328	$2,021	$728,349
Net income/(loss)	11,553	(390)	11,163
Other comprehensive income, net of tax	36,282	51	36,333
Effect of issuance of shares	100,624	—	100,624
Share repurchases	(45,953)	—	(45,953)
Dividends declared	(19,926)	—	(19,926)
Stock-based compensation	7,930	—	7,930
Balance as of September 27, 2015	$816,838	$1,682	$818,520

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 29, 2013	$842,910	$3,624	$846,534
Net (loss)/income	(1,568)	41	(1,527)
Other comprehensive income, net of tax	21,757	—	21,757
Effect of issuance of shares	(841)	—	(841)
Dividends declared	(18,179)	—	(18,179)
Stock-based compensation	7,163	—	7,163
Balance as of September 28, 2014	$851,242	$3,665	$854,907
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
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise of warrants. As of September 27, 2015, the Company had repurchased 3,637,639 Class A shares under this authorization for a cost of $45.9 million (excluding commissions). Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in AOCI by component as of September 27, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 28, 2014	$5,705	$(539,500)	$(533,795)
Other comprehensive loss before reclassifications, before tax(1)	(7,102)	—	(7,102)
Amounts reclassified from accumulated other comprehensive income, before tax(1)	—	67,595	67,595
Income tax (benefit)/expense(1)	(2,540)	26,751	24,211
Net current-period other comprehensive (loss)/income, net of tax	(4,562)	40,844	36,282
Balance as of September 27, 2015	$1,143	$(498,656)	$(497,513)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the periods ended September 27, 2015:

(In thousands)	For the Nine Months Ended September 27, 2015
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(8,808)	Selling, general & administrative costs
Amortization of actuarial loss(1)	36,074	Selling, general & administrative costs
Pension settlement charge	40,329	Pension settlement charges
Total reclassification, before tax(2)	67,595
Income tax expense	26,751	Income tax (benefit)/expense
Total reclassification, net of tax	$40,844

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended September 27, 2015.
NOTE 13. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times, International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, NYT Live business (which includes conferences and live events), e-commerce and the Crossword product.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $29.0 million of restricted cash as of September 27, 2015 and $30.2 million as of December 28, 2014, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Newspaper and Mail Deliverers–Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers-Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban Delivery Systems, Inc., a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the matter is currently being arbitrated. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended September 27, 2015. However, as required by the Employee Retirement Income Security Act of 1974, we have been making the quarterly payments to the Fund set forth in the demand letters. As of September 27, 2015, we made total payments of $9.8 million since the receipt of the initial demand letter, including $5.3 million in 2015.
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
We are a global media organization that includes newspapers, digital businesses and investments in joint ventures. We currently have one reportable segment comprising businesses that include The New York Times (“The Times”), International New York Times (“INYT”), NYTimes.com, international.nytimes.com and related businesses.
We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income, NYT Live business (which includes conferences and live events), e-commerce and the Crossword product.
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
Financial Highlights
For the third quarter of 2015, diluted earnings per share from continuing operations were $0.06, compared with a loss of $0.08 for the third quarter of 2014. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.09 and $0.03 for the third quarters of 2015 and 2014, respectively.
The Company had an operating profit of $21.9 million in the third quarter of 2015, compared with an operating loss of $9.0 million for the third quarter of 2014. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $47.6 million and $40.0 million for the third quarters of 2015 and 2014, respectively.
Total revenues increased slightly to $367.4 million in the third quarter of 2015 from $364.7 million in the third quarter of 2014.
Compared with the third quarter of 2014, circulation revenues increased 1.1% in the third quarter of 2015, as digital subscription growth and a print home-delivery price increase for The Times more than offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscription packages, e-readers and replica editions increased 13.8% in the third quarter of 2015 compared with the same period in 2014.
Paid subscribers to digital-only subscription packages totaled approximately 1,041,000 as of September 27, 2015, a net increase of approximately 51,000 compared to the end of the second quarter of 2015.
Total advertising revenues decreased 2.1% in the third quarter of 2015 compared with the same period in 2014, reflecting a 0.9% decrease in print advertising revenues and a 5.0% decrease in digital advertising revenues. The decrease in print advertising revenues resulted from declines from INYT, partially offset by increased revenue from The Times. The decrease in digital advertising revenues primarily reflected a decrease in non-repeating advertising campaigns compared to the third quarter of 2014 and a decline in traditional website display advertising in favor of our mobile and video platforms and Paid Posts. Our recent transition to the new industry-wide standard on viewability also had some impact.
Compared with the third quarter of 2014, other revenues increased 16.2% during the third quarter of 2015, driven primarily by increased revenues from the Company’s NYT Live business, Crossword product and rental income.

Operating costs decreased 7.6% to $345.5 million in the third quarter of 2015, compared with $373.8 million in the third quarter of 2014. The decrease was primarily due to declines in severance, depreciation and amortization, efficiencies in print distribution, and declines in raw materials costs and external printing expenses. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) decreased 1.5% to $319.8 million during the third quarter of 2015, compared with $324.7 million in the third quarter of 2014.
Non-operating retirement costs increased to $9.4 million during the third quarter of 2015 compared to $8.3 million in the third quarter of 2014 primarily due to higher multiemployer pension plan withdrawal obligations.
Outlook
We remain in a challenging business environment, reflecting an increasingly competitive and fragmented landscape, and visibility remains limited.
For the fourth quarter of 2015, we expect circulation revenues to increase at a rate similar to that of the third quarter of 2015, driven by the benefit from our digital subscription initiatives, partially offset by lower expected print circulation revenue. We expect to add approximately 40,000-45,000 net digital subscribers in the fourth quarter of 2015.
We expect advertising trends to remain challenging and subject to significant month-to-month volatility. In the fourth quarter of 2015, we expect advertising revenues to decrease in the mid-single digits compared with the fourth quarter of 2014. We expect digital advertising revenue to increase in the mid-single digits compared with the fourth quarter of 2014.
Similar to other publishers, we have been optimizing our website to meet an industry-wide standard on viewability, a measurement standard intended to ensure that advertisers only pay for impressions that have actually been viewed by users.  As we continue transitioning to this standard, our fourth quarter 2015 advertising revenues may be affected. In the long term, however, we expect that this transition will benefit digital advertising growth as it aligns with our strength in user engagement.
In addition, we are continuing to monitor the development of technology used to block the display of digital advertising and are exploring options to mitigate the impact it may have on our business should adoption rates increase.
We expect other revenues to grow in the mid-single digits in the fourth quarter of 2015 compared with the fourth quarter of 2014.
We expect operating costs to decrease in the low- to mid-single digits in the fourth quarter of 2015 compared with the fourth quarter of 2014.
We expect non-operating retirement costs in the fourth quarter of 2015 to be approximately $8 million compared with $11.2 million in the fourth quarter of 2014 due to lower other postretirement benefits costs.
We also expect the following on a pre-tax basis in 2015:

•	Results from joint ventures: breakeven,

•	Depreciation and amortization: $60 million to $65 million,

•	Interest expense, net: $40 million to $45 million, and

•	Capital expenditures: approximately $35 million.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Revenues
Circulation	$209,075	$206,729	1.1%	$632,203	$626,267	0.9%
Advertising	135,356	138,222	(2.1)%	433,863	454,683	(4.6)%
Other	22,973	19,767	16.2%	68,463	62,895	8.9%
Total revenues	367,404	364,718	0.7%	1,134,529	1,143,845	(0.8)%
Operating costs
Production costs:
Raw materials	18,400	20,875	(11.9)%	57,025	64,513	(11.6)%
Wages and benefits	88,999	90,777	(2.0)%	268,667	267,418	0.5%
Other	44,632	49,525	(9.9)%	135,748	146,173	(7.1)%
Total production costs	152,031	161,177	(5.7)%	461,440	478,104	(3.5)%
Selling, general and administrative costs	178,071	193,198	(7.8)%	533,120	565,506	(5.7)%
Depreciation and amortization	15,369	19,375	(20.7)%	46,023	58,636	(21.5)%
Total operating costs	345,471	373,750	(7.6)%	1,040,583	1,102,246	(5.6)%
Pension settlement charges	—	—	*	40,329	9,525	*
Multiemployer pension plan withdrawal expense	—	—	*	4,697	—	*
Early termination charge	—	—	*	—	2,550	*
Operating profit/(loss)	21,933	(9,032)	*	48,920	29,524	65.7%
Income/(loss) from joint ventures	170	1,599	(89.4)%	(758)	(523)	44.9%
Interest expense, net	9,127	15,254	(40.2)%	31,095	41,760	(25.5)%
Income/(loss) from continuing operations before income taxes	12,976	(22,687)	*	17,067	(12,759)	*
Income tax expense/(benefit)	3,611	(10,247)	*	5,904	(12,226)	*
Income/(loss) from continuing operations	9,365	(12,440)	*	11,163	(533)	*
Loss from discontinued operations, net of income taxes	—	—	*	—	(994)	*
Net income/(loss)	9,365	(12,440)	*	11,163	(1,527)	*
Net loss/(income) attributable to the noncontrolling interest	50	(59)	*	390	(41)	*
Net income/(loss) attributable to The New York Times Company common stockholders	$9,415	$(12,499)	*	$11,553	$(1,568)	*
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
Circulation revenues increased 1.1% in the third quarter and 0.9% in the first nine months of 2015 compared with the same prior-year periods primarily due to growth in our digital subscription base and the increase in print home-delivery prices at The Times, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $48.6 million in the third quarter of 2015 and $142.2 million in the first nine months of 2015, an increase of 13.8% and 14.0% from the third quarter and first nine months of 2014, respectively.
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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Display	$121,933	$125,591	(2.9)%	$393,871	$414,703	(5.0)%
Classified	8,435	9,110	(7.4)%	26,055	28,177	(7.5)%
Other	4,988	3,521	41.7%	13,937	11,803	18.1%
Total	$135,356	$138,222	(2.1)%	$433,863	$454,683	(4.6)%
Below is a percentage breakdown of advertising revenues (print and digital) for the first nine months of 2015 and 2014:

	Display	Classified	Other	Total
2015	91%	6%	3%	100%
2014	91%	6%	3%	100%
Print advertising revenues, which represented 73.0% and 70.7% of total advertising revenues for the third quarter and first nine months of 2015, respectively, declined 0.9% in the third quarter of 2015 and 8.6% in the first nine months of 2015 compared with the same prior-year periods. The decrease in print advertising revenues in the third quarter of 2015 resulted from declines from INYT, partially offset by increased revenue from The Times. The decrease in the first nine months of 2015 was primarily due to lower print advertising revenues across most advertising categories.
Digital advertising revenues, which represented 27.0% and 29.3% of total advertising revenues for the third quarter and first nine months of 2015, respectively, decreased 5.0% in the third quarter of 2015 and increased 6.9% in the first nine months of 2015, compared with the same prior-year periods. The decrease in digital advertising revenues in the third quarter of 2015 primarily reflected a decrease in non-repeating advertising campaigns compared with the third quarter of 2014, particularly in the international fashion, technology, corporate, telecommunications and media categories. The decrease also reflected a decline in traditional website display advertising in favor of our mobile and video platforms and Paid Posts, as well as some impact from our transition to the new viewability standard. The increase in the first nine months of 2015 was primarily due to an overall increase in display advertising from our mobile and video platforms, partially offset by a decrease in traditional website display advertising on our homepage.
Other Revenues
Other revenues increased 16.2% in the third quarter of 2015 and 8.9% in the first nine months of 2015, compared with the same prior-year periods, primarily due to revenues from our NYT Live business, Crossword product and rental income.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Production costs:
Raw materials	$18,400	$20,875	(11.9)%	$57,025	$64,513	(11.6)%
Wages and benefits	88,999	90,777	(2.0)%	268,667	267,418	0.5%
Other	44,632	49,525	(9.9)%	135,748	146,173	(7.1)%
Total production costs	152,031	161,177	(5.7)%	461,440	478,104	(3.5)%
Selling, general and administrative costs	178,071	193,198	(7.8)%	533,120	565,506	(5.7)%
Depreciation and amortization	15,369	19,375	(20.7)%	46,023	58,636	(21.5)%
Total operating costs	$345,471	$373,750	(7.6)%	$1,040,583	$1,102,246	(5.6)%
Production Costs
Production costs decreased in the third quarter of 2015 compared with the third quarter of 2014 due to a decrease in other expenses (approximately $5 million), raw materials expense (approximately $2 million) and wages and benefits expenses (approximately $2 million). Other expenses decreased primarily as a result of lower outside printing costs. Raw materials expense decreased as a result of a 21.4% decline in newsprint expense in the third quarter of 2015 compared with the third quarter of 2014, with 6.5% from lower consumption and 14.9% from lower pricing. The decline was partially offset by a 31.5% increase in magazine paper expense in the third quarter of 2015 compared with the third quarter of 2014, with 29.9% from higher consumption, driven by an increased number of issues of T Magazine in the third quarter of 2015 compared with the third quarter of 2014, and 1.6% from higher pricing. Wages and benefits expenses decreased as a result of reduced headcount in several departments.
Production costs decreased in the first nine months of 2015 compared with the first nine months of 2014 primarily due to a decrease in other expenses (approximately $10 million) and raw materials expense (approximately $7 million). Lower other expenses decreased primarily as a result of lower outside printing costs. Raw materials expense decreased as a result of a 19.1% decline in newsprint expense in the first nine months of 2015 compared with the first nine months of 2014, with 8.1% from lower consumption and 11.0% from lower pricing. The decline was partially offset by a 23.8% increase in magazine paper expense in the first nine months of 2015 compared with the first nine months of 2014, with 24.8% from higher consumption offset by 1.0% from lower pricing. Higher consumption in the first nine months of 2015 resulted primarily from increased paging in both the Sunday and T Magazines and an increased number of T Magazines issued in the first nine months of 2015, compared with the first nine months of 2014.
Selling, General and Administrative Costs
Selling, general and administrative costs decreased in the third quarter of 2015 compared with the third quarter of 2014 primarily due to a decrease in severance costs (approximately $21 million), partially offset by higher compensation expenses (approximately $7 million). During the third quarter of 2014 the Company recognized $21.4 million in severance costs. Compensation expenses increased in the third quarter of 2015 compared with the third quarter of 2014 as a result of an increase in hiring in departments directly aligned with our growth initiatives.

Selling, general and administrative costs decreased in the first nine months of 2015 compared with the first nine months of 2014 primarily due to a decrease in severance costs (approximately $22 million), distribution costs (approximately $15 million), promotion costs (approximately $6 million) and benefits costs (approximately $5 million), partially offset by an increase in compensation (approximately $8 million) and professional and other expenses (approximately $7 million). Severance costs decreased as a result of workforce reductions in 2014 that did not repeat in 2015. Lower distribution costs were mainly due to increased utilization of lower cost vendors, transportation efficiency and fewer print copies produced. The decrease in promotion costs was primarily due to promotions in 2014 for new product launches that did not repeat in 2015. The decrease in benefits costs was primarily due to lower medical claims in the first nine months of 2015 compared with the same period in 2014, while compensation expense increased primarily as a result of increased hiring to support our growth initiatives. Professional and other expenses increased as a result of growth initiatives as well as legal fees.
Depreciation and Amortization
Depreciation and amortization decreased in the third quarter and first nine months of 2015 compared with the same prior-year periods primarily due to $4.0 million and $12.3 million of depreciation expense recognized in the third quarter and first nine months of 2014, respectively, as a result of the Company’s discontinued use of certain software products.
Other Items
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information regarding other items.
NON-OPERATING ITEMS
Joint Ventures
Income from joint ventures was $0.2 million in the third quarter of 2015 compared with income of $1.6 million in the third quarter of 2014 due to lower results from our paper products investments.
Interest Expense, Net
Interest expense, net, was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cash interest expense	$9,919	$12,795	$32,008	$38,999
Premium on debt repurchases	—	2,188	—	2,188
Amortization of debt issuance costs and discount on debt	1,180	1,314	3,540	3,632
Capitalized interest	(85)	(47)	(242)	(129)
Interest income	(1,887)	(996)	(4,211)	(2,930)
Total interest expense, net	$9,127	$15,254	$31,095	$41,760
Interest expense, net decreased in the third quarter of 2015 compared with the third quarter of 2014 mainly due to a lower level of debt outstanding as a result of the repayment, at maturity, of the principal amount of the Company’s 5.0% senior notes (the “5.0% Notes”) made in the first quarter of 2015 and debt repurchases made in 2014.
Income Taxes
The Company had income tax expense of $3.6 million and $5.9 million in the third quarter and first nine months of 2015, respectively, and an effective tax rate of 27.8% and 34.6% in the third quarter and first nine months of 2015, respectively. The effective income tax rate for the third quarter of 2015 was lower than the statutory tax rate principally due to the tax deduction for domestic production activities. The Company had an income tax benefit of $10.2 million and $12.2 million in the third quarter and first nine months of 2014, respectively. The tax benefits in the third quarter and first nine months of 2014 were primarily due to pre-tax losses from continuing operations and a reduction in our reserve for uncertain tax positions, respectively.

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
The special items in 2015 consisted of a $40.3 million pension settlement charge in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans and a $4.7 million charge for a partial withdrawal obligation under a multiemployer pension plan, each in the first quarter.
The special items in 2014 consisted of a $9.5 million pension settlement charge in connection with a lump-sum payment offer made to certain former employees who participated in certain non-qualified pension plans and a reduction in the reserve for uncertain tax positions of $9.5 million, each in the second quarter, and a $2.6 million charge in the first quarter for the early termination of a distribution agreement.
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

	For the Quarters Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Diluted earnings/(loss) per share from continuing operations	$0.06	$(0.08)	*	$0.07	$0.00	*
Add:
Severance	0.00	0.08	*	0.02	0.11	(81.8)%
Non-operating retirement costs	0.03	0.03	*	0.10	0.10	*
Special items:
Pension settlement charges	—	—	*	0.14	0.04	*
Multiemployer pension plan withdrawal expense	—	—	*	0.02	—	*
Early termination charge	—	—	*	—	0.01	*
Reduction in uncertain tax positions	—	—	*	—	(0.06)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.09	$0.03	*	$0.34	$0.20	70.0%

(1) Amounts may not add due to rounding.

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Operating profit/(loss)	$21,933	$(9,032)	*	$48,920	$29,524	65.7%
Add:
Depreciation & amortization	15,369	19,375	(20.7)%	46,023	58,636	(21.5)%
Severance	959	21,365	(95.5)%	4,350	26,662	(83.7)%
Non-operating retirement costs	9,380	8,327	12.6%	26,929	25,506	5.6%
Special items:
Pension settlement charges	—	—	*	40,329	9,525	*
Multiemployer pension plan withdrawal expense	—	—	*	4,697	—	*
Early termination charge	—	—	*	—	2,550	*
Adjusted operating profit	$47,641	$40,035	19.0%	$171,248	$152,403	12.4%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Operating costs	$345,471	$373,750	(7.6)%	$1,040,583	$1,102,246	(5.6)%
Less:
Depreciation & amortization	15,369	19,375	(20.7)%	46,023	58,636	(21.5)%
Severance	959	21,365	(95.5)%	4,350	26,662	(83.7)%
Non-operating retirement costs	9,380	8,327	12.6%	26,929	25,506	5.6%
Adjusted operating costs	$319,763	$324,683	(1.5)%	$963,281	$991,442	(2.8)%

Components of non-operating retirement costs(1)

	For the Quarters Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
Pension:
Interest cost	$21,016	$23,494	(10.5)%	$63,472	$71,304	(11.0%)
Expected return on plan assets	(28,832)	(28,460)	1.3%	(86,439)	(85,380)	1.2%
Amortization and other costs	10,749	7,645	40.6%	32,165	23,041	39.6%
Non-operating pension costs	2,933	2,679	9.5%	9,198	8,965	2.6%
Other postretirement benefits:
Interest cost	688	930	(26.0)%	2,065	2,950	(30.0%)
Amortization and other costs	1,303	1,237	5.3%	3,909	3,605	8.4%
Non-operating other postretirement benefits costs	1,991	2,167	(8.1)%	5,974	6,555	(8.9%)
Expenses associated with multiemployer pension plan withdrawal obligations	4,456	3,481	28.0%	11,757	9,986	17.7%
Total non-operating retirement costs	$9,380	$8,327	12.6%	$26,929	$25,506	5.6%

(1)Components of non-operating retirement costs do not include special items.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 27, 2015, we had cash, cash equivalents and short- and long-term marketable securities of $872.7 million and total debt and capital lease obligations of $430.0 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $442.7 million. Our cash and investment balances have declined since the end of 2014, primarily due to our repayment of debt and capital lease obligations of $223.7 million, variable compensation payments of $44.0 million to eligible employees, stock repurchases of $43.6 million, dividend payments of $20.1 million and net tax payments of $17.6 million, offset by $101.1 million of proceeds from the exercise of warrants and other cash generated from operations.
In January 2009, pursuant to a securities purchase agreement, we issued warrants to affiliates of Carlos Slim Helú, then the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants), to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. On January 14, 2015, the warrant holders exercised these warrants in full and the Company received cash proceeds of $101.1 million from this exercise. On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. As of September 27, 2015, the Company had repurchased 3,637,639 Class A shares under this authorization for a cost of $45.9 million (excluding commissions). As of October 27, 2015, repurchases under this authorization totaled $61.1 million (excluding commissions) and $40.0 million remained under this authorization.
On September 17, 2015, our Board of Directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on October 22, 2015, to all stockholders of record as of the close of business on October 7, 2015. Our Board of Directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.
During the first nine months of 2015, we made pension contributions of $5.3 million to certain qualified pension plans. We expect to make total contributions of $7.7 million in 2015 to satisfy funding requirements.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 27, 2015	September 28, 2014	% Change
Operating activities	$108,034	$36,243	*
Investing activities	$45,382	$(68,715)	*
Financing activities	$(184,464)	$(35,906)	*
* Represents an increase or decrease in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in the first nine months of 2015 compared with the same prior-year period due to an increase in operating performance, lower pension contributions and favorable collections of accounts receivable. During the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. The lump-sum payments were made with cash from the qualified pension plans, not with Company cash.

Additionally, we made contributions to certain qualified pension plans of $5.3 million in the first nine months of 2015 compared with $36.5 million (including a lump-sum payment of $24 million in connection with a pension settlement) in the first nine months of 2014.
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
Net cash provided by investing activities in the first nine months of 2015 was primarily due to maturities of marketable securities, offset by net purchases of marketable securities and capital expenditures.
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
Net cash used in financing activities in the first nine months of 2015 was primarily related to the repayment, at maturity, of $223.7 million remaining under our 5.0% Notes, share repurchases of $43.6 million and dividend payments of $20.1 million offset primarily by $101.1 million of proceeds from the exercise of warrants.
Restricted Cash
We were required to maintain $29.0 million and $30.2 million of restricted cash as of September 27, 2015 and December 28, 2014, respectively, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Third-Party Financing
As of September 27, 2015, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	September 27, 2015	December 28, 2014
Current portion of long-term debt and capital lease obligations:
Senior notes due in March 2015	5.0%	$—	$223,662
Long-term debt and capital lease obligations:
Senior notes due in December 2016	6.625%	188,178	187,604
Option to repurchase ownership interest in headquarters building in 2019		235,077	232,118
Long-term capital lease obligations		6,752	6,736
Total long-term debt and capital lease obligations		430,007	426,458
Total debt and capital lease obligations		$430,007	$650,120
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $520 million as of September 27, 2015, and approximately $527 million as of December 28, 2014. We were in compliance with our covenants under our third-party financing arrangements as of September 27, 2015.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014. As of September 27, 2015, our critical accounting policies have not changed from December 28, 2014.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 28, 2014. As of September 27, 2015, our contractual obligations and off-sheet balance sheet arrangements have not changed materially from December 28, 2014.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 28, 2014, details our disclosures about market risk. As of September 27, 2015, there were no material changes in our market risks from December 28, 2014.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 27, 2015. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. It is the opinion of management after reviewing these actions with our legal counsel that the ultimate liability that might result from these actions would not have a material adverse effect on our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
June 29, 2015-August 2, 2015	722,546	13.29	722,546	$82,150,000
August 3, 2015-August 30, 2015	883,930	12.43	883,930	$71,159,000
August 31, 2015-September 27, 2015	1,335,145	11.95	1,335,145	$55,199,000
Total for the third quarter of 2015	2,941,621	12.43	2,941,621	$55,199,000

(1)
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. As of October 27, 2015, repurchases under this authorization totaled $61.1 million (excluding commissions) and $40.0 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 4, 2015	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 27, 2015

Exhibit No.

10.1	The New York Times Company Deferred Executive Compensation Plan, amended and restated effective January 1, 2015.

10.2	The New York Times Company Supplemental Executive Retirement Plan, amended and restated effective January 1, 2015.

10.3	The New York Times Company Savings Restoration Plan, amended and restated effective February 19, 2015.

10.4	The New York Times Company Supplemental Executive Savings Plan, amended and restated effective February 19, 2015.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.