Form 10-K
period 2015-12-27
NEW YORK TIMES CO
filed 2016-02-24
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2015	Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 26, 2015, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $2.3 billion. As of such date, non-affiliates held 66,865 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 17, 2016 (exclusive of treasury shares), was as follows: 159,393,875 shares of Class A Common Stock and 816,635 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be held on May 4, 2016, are incorporated by reference into Part III of this report.

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
We are a global media organization focused on creating, collecting and distributing high-quality news and information. Our continued commitment to premium content and journalistic excellence makes The New York Times brand a trusted source of news and information for readers and viewers across various platforms. Recognized widely for the quality of our reporting and content, our publications have been awarded many industry and peer accolades, including 117 Pulitzer Prizes and citations, more than any other news organization.
The Company includes newspapers, print and digital products and investments. We have one reportable segment with businesses that include:

•	our newspapers, The New York Times (“The Times”) and the International New York Times (“INYT”);

•	our websites, including NYTimes.com and international.nytimes.com;

•	our mobile applications, including The Times’s core news applications, as well as interest-specific applications such as NYT Cooking, Crossword and others;

•	related businesses, such as The Times news services division, digital archive distribution, NYT Live (our live events business) and other products and services under The Times brand.
We generate revenues principally from circulation and advertising. Circulation revenue is derived from the sale of subscriptions to our print, web and mobile products and single-copy sales of our print newspaper. Advertising revenue is derived from the sale of our advertising products and services on our print, web and mobile platforms. Revenue information for the Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenues, operating profit and identifiable assets of our foreign operations are not significant.
During 2015, the Company continued to focus on our digital offerings, while also making targeted investments in our print products. On July 30, 2015, we reached a milestone of one million paid digital-only subscribers, less than four-and-a-half years after launching our digital pay model. In the fall, we launched a virtual reality mobile application through which we have released a number of virtual reality films on wide-ranging topics. We also created innovative digital advertising solutions for our mobile and other platforms and continued to expand our branded

THE NEW YORK TIMES COMPANY – P. 1

content studio. In print, we re-launched The New York Times Magazine at the beginning of the year, and launched Men’s Style, the first new print section in The Times in a decade.
The Company sold the New England Media Group in 2013 and the Regional Media Group and the About Group in 2012.  The results of operations for these businesses have been presented as discontinued operations for all periods presented. See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding these discontinued operations.
PRODUCTS
The Company’s principal business consists of distributing content generated by our newsroom through our print, web and mobile platforms. In addition, we distribute selected content on third-party platforms. The Times’s print edition, a daily (Mon. - Sat.) and Sunday newspaper in the United States, commenced publication in 1851. The NYTimes.com website was launched in 1996. INYT, the international edition of The Times, is tailored and edited for global audiences. First published in 2013, INYT succeeded the International Herald Tribune, a leading daily newspaper that commenced publishing in Paris in 1887.
Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (by business, schools and other entities) and single-copy sales. All print home-delivery subscribers receive unlimited digital access.
Since 2011, we have charged consumers for content provided on our core news websites and mobile applications. Digital subscriptions can be purchased individually or through group corporate or group education subscriptions. Our metered model offers users free access to a set number of articles per month and then charges users for access to content beyond that limit. In addition, existing print and digital subscribers can, for an additional charge, access Times Insider, a suite of exclusive online content and features.
In addition to our core news websites and mobile applications, we have developed desktop and mobile applications that are tailored to a variety of interests, including cooking and our Crossword puzzle.
AUDIENCE AND CIRCULATION
Our content reaches a broad audience through our print, web and mobile platforms. As of December 27, 2015, we had over two million subscriptions in 195 countries to our print and digital products.
In the United States, The Times had the largest daily and Sunday circulation of all seven-day newspapers for the three-month period ended September 30, 2015, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 27, 2015, The Times’s average print circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 603,700 for weekday (Monday to Friday) and 1,127,200 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
Internationally, average circulation for INYT (which includes paid circulation of the newspaper in print and electronic replica editions) for the fiscal years ended December 27, 2015, and December 28, 2014, was approximately 214,700 (estimated) and 219,500, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. The final 2015 figure will not be available until April 2016.
Paid subscribers to digital-only subscription packages, e-readers and replica editions totaled approximately 1,094,000 as of December 27, 2015, an increase of approximately 20% compared with December 28, 2014. This amount includes estimated paid subscribers through our group corporate and group education subscriptions (which collectively represent approximately 7% of total paid digital subscribers) and home-delivery subscribers who also subscribe to Times Insider (which represent approximately 2% of total paid digital subscribers). The number of paid subscribers through group subscriptions is derived using the value of the relevant contract and a discounted basic subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher.

P. 2 – THE NEW YORK TIMES COMPANY

According to comScore Media Metrix, an online audience measurement service, in 2015, NYTimes.com had a monthly average of approximately 62 million unique visitors in the United States on either desktop/laptop computers or mobile devices. In addition, NYTimes.com had a monthly average of approximately 13 million unique visitors on desktop/laptop computers outside the United States.
ADVERTISING
We have a comprehensive portfolio of advertising products and services that we provide across print, web and mobile platforms.
Our advertising revenue is divided into three main categories:
Display Advertising
Display advertising is principally from advertisers promoting products, services or brands, such as financial institutions, movie studios, department stores, American and international fashion and technology. In print, column-inch ads are priced according to established rates, with premiums for color and positioning. The Times had the largest market share in 2015 in print advertising revenue among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume and estimates advertising revenue.
On our web and mobile platforms, display advertising comprises banners, video, rich media and other interactive ads. Display advertising also includes branded content on The Times’s platforms. Branded content is longer form marketing content that is distinct from the Times’s editorial content. In 2015, display advertising (print and digital) represented approximately 91% of advertising revenues.
Classified Advertising
Classified advertising includes line ads sold in the major categories of real estate, help wanted, automotive and other. In print, classified advertisers pay on a per-line basis. On our web and mobile platforms, classified advertisers pay on either a per-listing basis for bundled listing packages, or as an add-on to their print ad. In 2015, classified advertising (print and digital) represented approximately 5% of advertising revenues.
Other Advertising
Other advertising primarily includes creative services fees associated with our branded content studio; revenues from preprinted advertising, also known as free-standing inserts; revenues generated from branded bags in which our newspapers are delivered; and advertising revenues from our News Services business. In 2015, other advertising (print and digital) represented approximately 4% of our advertising revenues.
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.
COMPETITION
Our print, web and mobile products compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, broadcast, satellite and cable television, broadcast and satellite radio, magazines, other forms of media and direct marketing. Competition for advertising is generally based upon audience levels and demographics, advertising rates, service, targeting capabilities and advertising results, while competition for consumer revenue and readership is generally based upon platform, format, content, quality, service, timeliness and price.
The Times competes for advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today; newspapers of general circulation in New York City and its suburbs; other daily and weekly newspapers and television stations and networks in markets in which The Times is circulated; and some national news and lifestyle magazines. The international print edition competes with international sources of English-language news, including The Wall Street Journal’s European and Asian Editions, the Financial Times, Time, Bloomberg Business Week and The Economist.
As our industry continues to experience a shift from print to digital media, our products face competition for audience and advertising from a wide variety of digital alternatives, such as news and other information websites and mobile applications, news aggregation sites, sites that cover niche content, social media platforms, digital advertising networks and exchanges, real-time bidding and other programmatic buying channels and other new forms of media.

THE NEW YORK TIMES COMPANY – P. 3

In addition, developments in methods of distribution, such as applications for mobile phones, tablets and other devices, also increase competition for users and digital advertising revenues.
Our websites and mobile applications most directly compete for traffic and readership with other news and information websites and mobile applications. NYTimes.com faces competition from sources such as WSJ.com, washingtonpost.com, Google News, Yahoo! News, huffingtonpost.com, MSNBC and CNN.com. Internationally, international.nytimes.com competes against international online sources of English-language news, including bbc.co.uk, guardian.co.uk, ft.com, huffingtonpost.com and reuters.com.
OTHER BUSINESSES
We derive revenue from other businesses, which primarily include:

•
The Times news services division, which transmits articles, graphics and photographs from The Times and other publications to approximately 1,800 newspapers, magazines and websites in over 100 countries and territories worldwide. It also comprises a number of other businesses that primarily include our online retail store, product licensing, book development and rights and permissions;

•
The Company’s NYT Live business, which is a platform for our live journalism and convenes thought leaders from business, academia and government at conferences and events to discuss topics ranging from education to sustainability to the luxury business; and

•	Digital archive distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets.
JOINT VENTURE INVESTMENTS
We have noncontrolling ownership interests in three entities:

•	49% interest in Donahue Malbaie Inc., a Canadian newsprint company (“Malbaie”);

•	40% interest in Madison Paper Industries, a partnership operating a mill that produces supercalendered paper, a polished paper that is higher-value grade than newsprint (“Madison”); and

•	30% interest in Women in the World, LLC, a live-event conference business.
Ownership of Malbaie is shared with the Resolute FP Canada Inc. (“Resolute Canada”), which owns the other 51%. Resolute Canada is a subsidiary of Resolute Forest Products Inc., a Delaware corporation (“Resolute”), which is a large global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within Resolute’s paper mill in Clermont, Quebec, and is wholly dependent upon Resolute for its pulp, which it purchases from this paper mill. In 2015, Malbaie produced approximately 218,000 metric tons of newsprint, of which approximately 10% was sold to us.
Our Company and UPM-Kymmene Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s percentage ownership is through an 80%-owned consolidated subsidiary. UPM-Kymmene owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. We purchased supercalendered paper from Madison for The New York Times Magazine until February 2015, when we changed to a different type of paper. In 2015, Madison produced approximately 184,000 short tons (167,000 metric tons) of supercalendered paper, of which less than 1% was sold to us.
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

P. 4 – THE NEW YORK TIMES COMPANY

These investments are accounted for under the equity method and reported in “Investments in joint ventures” in our Consolidated Balance Sheets as of December 27, 2015. For additional information on these investments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of the Notes to the Consolidated Financial Statements.
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
INYT is printed under contract at 38 sites throughout the world and is sold in 131 countries and territories. INYT is distributed through agreements with other newspapers and third-party delivery agents.
RAW MATERIALS
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute.
In 2015 and 2014, we used the following types and quantities of paper:

(In metric tons)	2015	2014
Newsprint	104,000	114,000
Coated Paper	19,000	10,000
Supercalendered Paper(1)	1,000	7,000

(1)	The Times used supercalendered paper for The New York Times Magazine but discontinued such use in February 2015.
EMPLOYEES AND LABOR RELATIONS
We had 3,560 full-time equivalent employees as of December 27, 2015.
As of December 27, 2015, approximately half of our full-time equivalent employees were represented by unions. The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates.

Employee Category	Expiration Date
Mailers	March 30, 2016
NewsGuild of New York	March 30, 2016
Typographers	March 30, 2016
Machinists	March 30, 2018
Drivers	March 30, 2020
Paperhandlers	March 30, 2021
Pressmen	March 30, 2021
Stereotypers	March 30, 2021
Approximately 120 of our full-time equivalent employees are located in France, and the terms and conditions of employment of those employees are established by a combination of French national labor law, industry-wide collective agreements and Company-specific agreements.
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
We operate in a highly competitive environment. We compete for advertising and circulation revenue with both traditional and new content providers. This competition has intensified as a result of the continued development of new digital media technologies and new media providers offering online news and other content, and new competitors could quickly emerge. Some of our current and potential competitors may have greater resources or better competitive positions in certain areas than we do, which may allow them to respond more effectively than us to new technologies and changes in market conditions.
Our ability to compete effectively depends on many factors both within and beyond our control, including among others:

•	our ability to continue to deliver high-quality journalism and content that is interesting and relevant to our audience;

•	our ability to develop, maintain and monetize new and existing print and digital products;

•	the pricing of our products;

•	the popularity, usefulness, ease of use, performance, and reliability of our digital products;

•	the engagement of our readers with our print and digital products;

•	our ability to attract, retain, and motivate talented journalists and other employees and executives;

•	our ability to manage and grow our operations in a cost-effective manner; and

•	our reputation and brand strength relative to those of our competitors.
Our success depends on our ability to respond and adapt to changes in technology and consumer behavior.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for the delivery and consumption of news and other content. These developments are driving changes in consumer behavior as consumers seek more control over how they consume content.
Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:

•
we may be unable to develop products for mobile devices or other digital platforms that consumers find engaging, that work with a variety of operating systems and networks and that achieve a high level of market acceptance;

•	there may be changes in user sentiment about the quality or usefulness of our existing products or concerns related to privacy, security or other factors;

•	news aggregation websites and customized news feeds may reduce our traffic levels by creating a disincentive for users to visit our websites or use our digital products;

•	failure to successfully manage changes in search engine optimization and social media traffic to increase our digital presence and visibility may reduce our traffic levels;

•	we may be unable to maintain or update our technology infrastructure in a way that meets market and consumer demands;

•
the distribution of our content on delivery platforms of third parties may lead to limitations on monetization of our products, the loss of control over distribution of our content and loss of a direct relationship with our audience; and

P. 6 – THE NEW YORK TIMES COMPANY

•	we may experience challenges in creating display advertising on mobile devices that does not disrupt the user experience.
Responding to these changes may require significant investment. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur expense in building, maintaining and evolving our technology infrastructure.
Unless we are able to use new and existing technologies to distinguish our products and services from those of our competitors and develop in a timely manner compelling new products and services that engage users across platforms, our business, financial condition and prospects may be adversely affected.
Our advertising revenues are affected by numerous factors, including economic conditions, market dynamics, audience fragmentation and evolving digital advertising technologies.
We derive substantial revenues from the sale of advertising in our products. Advertising spending is sensitive to overall economic conditions, and our advertising revenues could be adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations.
In determining whether to buy advertising, our advertisers will consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, including through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in audience fragmentation and increased competition for advertising.
Print advertising revenue represented approximately 69% of our total 2015 advertising revenues. However, the advertising industry continues to experience a shift toward digital advertising, which is less expensive and can offer more directly measurable returns than traditional print media. Because rates for digital advertising are generally lower than for traditional print advertising, our digital advertising revenue may not replace in full print advertising revenue lost as a result of the shift. In addition, margins on certain of our digital advertising revenues tend to be lower than on our print advertising revenues. Growing consumer reliance on mobile devices adds additional pressure, as advertising rates are generally lower on mobile devices than on personal computers.
The digital advertising market continues to undergo significant changes. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale have led to audience fragmentation and caused downward pricing pressure. The wide range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have exacerbated this pressure.
The character of our digital advertising business is also changing, as demand for newer advertising formats like branded content, mobile and video advertising increases. Some of these newer formats may generate lower margins than traditional desktop display advertising. If we are unable to effectively grow advertising revenues from these newer formats through the development of advertising products that are compelling to both marketers and consumers, our results of operations could be adversely affected.
In addition, technologies have been developed, and will likely continue to be developed, that enable consumers to circumvent digital advertising on websites and mobile devices. Advertisements blocked by these technologies are treated as not delivered and any revenue we would otherwise receive from the advertiser for that advertisement is lost. Increased adoption of these technologies could adversely affect our advertising revenues, particularly if we are unable to develop effective solutions to mitigate their impact.
Competition from a variety of digital media and services, many of which charge lower rates than us, and the significant increase in inventory of digital advertising space have affected and will likely continue to affect our ability to attract and retain advertisers and to maintain or increase our advertising rates. In addition, evolving standards for the delivery of digital advertising, such as the industry-wide standard on viewability, could also negatively affect our digital advertising revenues.

THE NEW YORK TIMES COMPANY – P. 7

The inability of the Company to retain and grow our subscriber base could adversely affect our results of operations and business.
Revenue from subscriptions to our print and digital products makes up a majority of our total revenue. Subscription revenue is sensitive to discretionary spending available to subscribers in the markets we serve, as well as economic conditions. To the extent poor economic conditions lead consumers to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, thereby reducing our subscription revenue.
In recent years, we have experienced declining print subscriptions. This is primarily due to increased competition from digital media formats (which are often free to users), higher subscription rates and a growing preference among certain consumers to receive all or a portion of their news from sources other than a print newspaper. If we are unable to offset continued revenue declines resulting from falling print subscriptions with revenue from home-delivery price increases, our print circulation revenue will be adversely affected.
Digital-only subscriptions for content provided on our websites and other digital platforms generate substantial revenue for us. Our future growth depends upon our ability to retain and grow our digital subscription base and audience. To do so will require us to evolve our digital subscription model, address changing consumer demands and develop and improve our digital products while continuing to deliver high-quality journalism and content that is interesting and relevant to our audience. There is no assurance that we will be able to successfully maintain and increase our digital audience or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our margin or profitability.
Failure to execute cost-control measures successfully could adversely affect our profitability.
Over the last several years, we have taken steps to reduce operating costs across the Company, and we plan to continue our cost management efforts. However, if we do not achieve expected savings or our operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. In addition, if we do not manage cost-reduction efforts properly, such efforts may affect the quality of our products and therefore our ability to generate future revenues. And to the extent our cost-reduction efforts result in reductions in staff and employee compensation and benefits, this could adversely affect our ability to attract and retain key employees.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. In addition, our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by certain of our collective bargaining agreements. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, our results of operations will be adversely affected.
The underfunded status of our pension plans may adversely affect our operations, financial condition and liquidity.
We sponsor several single-employer defined benefit pension plans. Although we have frozen participation and benefits under all but two of these qualified pension plans, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to, these plans.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. As of December 27, 2015, our qualified defined benefit pension plans were underfunded by approximately $273 million. Our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include: legislative changes; assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and bond markets, which impact discount rates and returns on plan assets.
As a result of these required contributions, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
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

P. 8 – THE NEW YORK TIMES COMPANY

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
We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated, primarily in connection with the sales of the New England and the Regional Media Groups. In addition, we have recorded withdrawal liabilities for actual and estimated partial withdrawals from several plans in which we continue to participate. Until demand letters from some of the multiemployer plans’ trustees are received, the exact amount of the withdrawal liability will not be fully known and, as such, a difference from the recorded estimate could have an adverse effect on our results of operations, financial condition and cash flows. In addition, in the event a mass withdrawal is deemed to have occurred at any of these plans, we may be required to make additional withdrawal liability payments under applicable law.
If, in the future, we elect to withdraw from these plans or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, additional liabilities would need to be recorded that could have an adverse effect on our business, results of operations, financial condition or cash flows.
Security breaches and other network and information systems disruptions could affect our ability to conduct our business effectively.
Our online systems store and process confidential subscriber, employee and other sensitive personal data, and therefore maintaining our network security is of critical importance. We use third-party technology and systems for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, back-office support and other functions. Our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters, fires, power outages, acts of terrorism or other similar events, or from deliberate attacks such as computer hacking, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing.
We have implemented controls and taken other preventative measures designed to strengthen our systems against attacks, including measures designed to reduce the impact of a security breach at our third-party vendors. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, there can be no assurance as to the costs of additional controls and measures that we may conclude are necessary in the future.
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
Our international operations expose us to economic and other risks inherent in foreign operations.
We are focused on expanding the international scope of our business, and face the inherent risks associated with doing business abroad, including:

•	effectively managing and staffing foreign operations, including complying with local laws and regulations in each different jurisdiction;

•	navigating local customs and practices;

THE NEW YORK TIMES COMPANY – P. 9

•	government policies and regulations that restrict the digital flow of information;

•	protecting and enforcing our intellectual property rights under varying legal regimes;

•	complying with international laws and regulations, including those governing consumer privacy and the collection, use, retention, sharing and security of consumer data;

•	economic uncertainty, volatility in local markets and political or social instability;

•	restrictions on foreign ownership, foreign investment or repatriation of funds;

•	higher-than-anticipated costs of entry; and

•	currency exchange rate fluctuations.
Adverse developments in any of these areas could have an adverse impact on our business, financial condition and results of operations. We may, for example, incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In addition, we have limited experience in developing and marketing our digital products in international regions and could be at a disadvantage compared with local and multinational competitors.
A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.
Approximately half of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
Our brand and reputation are key assets of the Company, and negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
The New York Times brand is a key asset of the Company, and our continued success depends on our ability to preserve, grow and leverage the value of our brand. We believe that we have a powerful and trusted brand with an excellent reputation for high-quality journalism and content. This reputation could be damaged by incidents that erode consumer trust. Our reputation could also be damaged by failures of third-party vendors we rely on in many contexts. To the extent consumers perceive the quality of our products to be less reliable or our reputation is damaged, our revenues and profitability could be adversely affected.
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
If we are unable to procure, protect and enforce our intellectual property rights, including maintaining and monetizing our intellectual property rights to our content, we may not realize the full value of these assets, and our business and profitability may suffer. In addition, if we must litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of our management. In addition, if we must take actions, including litigation, in the

P. 10 – THE NEW YORK TIMES COMPANY

United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such actions may be costly and divert the attention of our management.
Legislative and regulatory developments, including with respect to privacy, could adversely affect our business.
Our business is are subject to government regulation in the jurisdictions in which we operate, and our websites, which are available worldwide, may be subject to laws regulating the Internet even in jurisdictions where we do not do business. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.
Revenues from our digital products could be adversely affected, directly or indirectly, in particular by existing or future laws and regulations relating to online privacy and the collection and use of consumer data in digital media. In addition, any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related requirements could result in claims against us by governmental entities or others, or could require us to change our practices, which could adversely affect our business.
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
These intellectual property infringement claims, if successful, may require us to enter into royalty or licensing agreements on unfavorable terms, use more costly alternative technology or otherwise incur substantial monetary liability. Additionally, these claims may require us to significantly alter certain of our operations. The occurrence of any of these events as a result of these claims could result in substantially increased costs or otherwise adversely affect our business.
Acquisitions, divestitures, investments and other transactions could adversely affect our costs, revenues, profitability and financial position.
In order to position our business to take advantage of growth opportunities, we engage in discussions, evaluate opportunities and enter into agreements for possible acquisitions, divestitures, investments and other transactions. We may also consider the acquisition of, or investment in, specific properties, businesses or technologies that fall outside our traditional lines of business and diversify our portfolio, including those that may operate in new and developing industries, if we deem such properties sufficiently attractive.
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
We have made investments in companies, and we may make similar investments in the future. Investments in these businesses subject us to the operating and financial risks of these businesses and to the risk that we do not have sole control over the operations of these businesses. For example, our investments in Malbaie and Madison subject us to risks related to paper mill operations, including existing pricing pressure caused by the declining demand for paper, and competitive pressures caused by currency volatility. The significant decline in the value of the Canadian dollar relative to the U.S. dollar has placed Madison, which is based in Maine, at a competitive disadvantage to supercalendered paper mills that operate in Canada and sell to the United States.
Our investments are generally illiquid and the absence of a market may inhibit our ability to dispose of them. In addition, if the book value of an investment were to exceed its fair value, we would be required to recognize an impairment charge related to the investment.

THE NEW YORK TIMES COMPANY – P. 11

A significant increase in the price of newsprint, or significant disruptions in our newsprint supply chain, would have an adverse effect on our operating results.
The cost of raw materials, of which newsprint is the major component, represented approximately 6% of our total operating costs in 2015. The price of newsprint has historically been volatile and, while it has decreased over the last several years, may increase as a result of various factors, including a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations; declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and other factors that adversely impact supplier profitability, including increases in operating expenses caused by raw material and energy costs, and currency volatility.
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
We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with holders of Class B Common Stock, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of our auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board of Directors and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds approximately 90% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, the trustees are directed to retain the Class B Common Stock held in trust and to vote such stock against any merger, sale of assets or other transaction pursuant to which control of The Times passes from the trustees, unless they determine that the primary objective of the trust can be achieved better by the implementation of such transaction. Because this concentrated control could

P. 12 – THE NEW YORK TIMES COMPANY

discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common Stock could be adversely affected.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 18 of the Notes to the Consolidated Financial Statements regarding certain matters. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors.

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
In addition, we have a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site owned by the City of New York for which we have a ground lease. We have an option to purchase the property at any time before the lease ends in 2019 for $6.9 million. We also currently own other properties with an aggregate of approximately 2,200 gross square feet and lease other properties with an aggregate of approximately 247,900 rentable square feet in various locations.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. See Note 18 of the Notes to the Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

THE NEW YORK TIMES COMPANY – P. 13

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 24, 2016
Arthur Sulzberger, Jr.	64	1978	Chairman (since 1997) and Publisher of The Times (since 1992); Chief Executive Officer (2011 to 2012)
Mark Thompson	58	2012
President and Chief Executive Officer (since 2012); Director-General, British Broadcasting Corporation (“BBC”) (2004 to 2012); Chief Executive, Channel 4 Television Corporation (2002 to 2004); and various positions of increasing responsibility at the BBC (1979 to 2001)

Michael Golden	66	1984
Vice Chairman (since 1997); President and Chief Operating Officer, Regional Media Group (2009 to 2012); Publisher of the International Herald Tribune (2003 to 2008); Senior Vice President (1997 to 2004)

James M. Follo	56	2007
Executive Vice President (since 2013) and Chief Financial Officer (since 2007); Senior Vice President (2007 to 2013); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

R. Anthony Benten	52	1989	Senior Vice President, Finance (since 2008) and Corporate Controller (since 2007); Vice President (2003 to 2008); Treasurer (2001 to 2007)
Meredith Kopit Levien	44	2013
Executive Vice President and Chief Revenue Officer (since 2015); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013); Senior Vice President and Group Publisher, Forbes Magazine Group (2010 to 2011); Vice President and Publisher, ForbesLife and ForbesWoman.com (2008 to 2010); and various positions of increasing responsibility at Atlantic Media Company (2001 to 2008)

Kenneth A. Richieri	64	1983
Executive Vice President (since 2013) and General Counsel (since 2006); Senior Vice President (2007 to 2013); Secretary (2008 to 2011); Vice President (2002 to 2007); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)

P. 14 – THE NEW YORK TIMES COMPANY

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 17, 2016, was as follows: Class A Common Stock: 6,348; Class B Common Stock: 26.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any existing indebtedness, such as the terms of our 6.625% senior unsecured notes due 2016, which restrict our ability to pay dividends. See also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Third-Party Financing.”
The following table sets forth, for the periods indicated, the high and low closing sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

	2015		2014
Quarters	High	Low	High	Low
First Quarter	$14.45	$12.02	$16.81	$13.75
Second Quarter	14.46	12.81	17.26	14.64
Third Quarter	13.75	11.62	15.61	11.46
Fourth Quarter	14.25	11.56	13.61	11.22
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
September 28, 2015 - November 1, 2015	1,337,353	$12.48	1,337,353	$38,510,000
November 2, 2015 - November 29, 2015	157,231	$13.57	157,231	$36,376,000
November 30, 2015 - December 27, 2015	379,010	$13.48	379,010	$31,268,000
Total for the fourth quarter of 2015	1,873,594	$12.77	1,873,594	$31,268,000

(1)
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. As of February 17, 2016, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY – P. 15

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 27, 2015, on an assumed investment of $100 on December 26, 2010, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index and The New York Times Company’s Class A Common Stock

$250
$200
$150
$100
$50
$0
12/26/10
12/25/11
12/30/12
12/29/13
12/28/14
12/27/15
$107
$128
$205
$207
$191
$171
$167
$155
$153
$138
$142
$114
$99
$78
$83
NYT
S&P 400 Midcap Index
S&P 1500 Publishing & Printing Index

P. 16 – THE NEW YORK TIMES COMPANY

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for the New England Media Group, which was sold in 2013, as well as for the Regional Media Group and the About Group, which were sold in 2012, have been presented as discontinued operations for all periods presented (see Note 13 of the Notes to the Consolidated Financial Statements). The pages following the table show certain items included in Selected Financial Data. All per share amounts on those pages are on a diluted basis. Fiscal year 2012 comprised 53 weeks and all other fiscal years presented in the table below comprised 52 weeks.

	As of and for the Years Ended
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Statement of Operations Data
Revenues	$1,579,215	$1,588,528	$1,577,230	$1,595,341	$1,554,574
Operating costs	1,393,246	1,484,505	1,411,744	1,441,410	1,411,652
Early termination charge	—	2,550	—	—	—
Pension settlement expense	40,329	9,525	3,228	47,657	—
Multiemployer pension plan withdrawal expense	9,055	—	6,171	—	4,228
Other expenses	—	—	—	2,620	4,500
Impairment of assets	—	—	—	—	7,458
Operating profit	136,585	91,948	156,087	103,654	126,736
Gain on sale of investments	—	—	—	220,275	71,171
Impairment of investments	—	—	—	5,500	—
Loss from joint ventures	(783)	(8,368)	(3,215)	2,936	(270)
Premium on debt redemption	—	—	—	—	46,381
Interest expense, net	39,050	53,730	58,073	62,808	85,243
Income from continuing operations before income taxes	96,752	29,850	94,799	258,557	66,013
Income from continuing operations, net of income taxes	62,842	33,391	56,907	163,940	44,596
(Loss)/income from discontinued operations, net of income taxes	—	(1,086)	7,949	(27,927)	(82,799)
Net income/(loss) attributable to The New York Times Company common stockholders	63,246	33,307	65,105	135,847	(37,648)
Balance Sheet Data
Cash, cash equivalents and marketable securities	$904,551	$981,170	$1,023,780	$959,754	$279,997
Property, plant and equipment, net	632,439	665,758	713,356	773,469	837,595
Total assets	2,417,690	2,566,474	2,572,552	2,807,470	2,887,367
Total debt and capital lease obligations	431,228	650,120	684,163	696,875	773,120
Total New York Times Company stockholders’ equity	826,751	726,328	842,910	662,325	533,678

THE NEW YORK TIMES COMPANY – P. 17

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.38	$0.23	$0.38	$1.11	$0.31
(Loss)/income from discontinued operations, net of income taxes	—	(0.01)	0.05	(0.19)	(0.57)
Net income/(loss)	$0.38	$0.22	$0.43	$0.92	$(0.26)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.38	$0.21	$0.36	$1.07	$0.30
(Loss)/income from discontinued operations, net of income taxes	—	(0.01)	0.05	(0.18)	(0.55)
Net income/(loss)	$0.38	$0.20	$0.41	$0.89	$(0.25)
Dividends declared per share	$0.16	$0.16	$0.08	$—	$—
New York Times Company stockholders’ equity per share	$4.97	$4.50	$5.34	$4.34	$3.51
Average basic shares outstanding	164,390	150,673	149,755	148,147	147,190
Average diluted shares outstanding	166,423	161,323	157,774	152,693	152,007
Key Ratios
Operating profit to revenues	9%	6%	10%	6%	8%
Return on average common stockholders’ equity	8%	4%	9%	23%	(6)%
Return on average total assets	3%	1%	2%	5%	(1)%
Total debt and capital lease obligations to total capitalization	34%	47%	45%	51%	59%
Current assets to current liabilities	1.53	1.91	3.36	3.30	2.67
Ratio of earnings to fixed charges	2.90	1.67	2.58	4.94	1.76
Full-Time Equivalent Employees	3,560	3,588	3,529	5,363	7,273
The items below are included in the Selected Financial Data.
2015
The items below had a net unfavorable effect on our results from continuing operations of $54.1 million, or $.32 per share:

•
a $40.3 million pre-tax pension settlement charge ($24.0 million after tax, or $.14 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees.

•	$34.4 million of pre-tax expenses ($20.5 million after tax, or $.12 per share) for non-operating retirement costs.

•	$9.1 million of pre-tax charges ($5.4 million after tax, or $.03 per share) for partial withdrawal obligations under multiemployer pension plans.

•	a $7.0 million pre-tax charge ($4.2 million after tax, or $.03 per share) for severance costs.
2014
The items below had a net unfavorable effect on our results from continuing operations of $35.1 million, or $.22 per share:

•	$36.7 million of pre-tax expenses ($21.7 million after tax, or $.13 per share) for non-operating retirement costs.

•	a $36.1 million pre-tax charge ($21.4 million after tax, or $.13 per share) for severance costs.

P. 18 – THE NEW YORK TIMES COMPANY

•	a $21.1 million income tax benefit ($.13 per share) primarily due to reductions in the Company’s reserve for uncertain tax positions.

•
a $9.5 million pre-tax pension settlement charge ($5.7 million after tax, or $.04 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees.

•	a $9.2 million pre-tax charge ($5.9 million after tax or $.04 per share) for an impairment related to the Company’s investment in a joint venture.

•	a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) for the early termination of a distribution agreement.
2013
The items below had a net unfavorable effect on our results from continuing operations of $25.2 million, or $.16 per share:

•	$20.8 million of pre-tax expenses ($12.3 million after tax, or $.08 per share) for non-operating retirement costs.

•	a $12.4 million pre-tax charge ($7.3 million after tax, or $.05 per share) for severance costs.

•	a $6.2 million pre-tax charge ($3.7 million after tax, or $.02 per share) for a partial withdrawal obligation under multiemployer pension plans.

•	a $3.2 million pre-tax pension settlement charge ($1.9 million after tax, or $.01 per share) in connection with lump-sum payments under an immediate pension benefit offer to certain former employees.
2012 (53-week fiscal year)
The items below had a net favorable effect on our results from continuing operations of $69.2 million, or $.45 per share:

•	a $220.3 million pre-tax gain ($134.7 million after tax, or $.87 per share) on the sales of our remaining ownership interest in Indeed.com and our remaining units in Fenway Sports Group.

•
a $47.7 million pre-tax pension settlement charge ($27.7 million after tax, or $.18 per share) in connection with lump-sum payments made under an immediate pension benefit offer to certain former employees.

•	$44.5 million of pre-tax expenses ($25.9 million after tax, or $.17 per share) for non-operating retirement costs.

•	a $12.3 million pre-tax charge ($7.2 million after tax, or $.04 per share) for severance costs.

•	a $5.5 million pre-tax, non-cash charge ($3.2 million after tax, or $.02 per share) for the impairment of certain investments, primarily related to our investment in Ongo Inc.

•	a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) in connection with a legal settlement.
2011
The items below had a net unfavorable effect on our results from continuing operations of $27.9 million, or $.19 per share:

•	a $71.2 million pre-tax gain ($41.4 million after tax, or $.27 per share) from the sales of 390 of our units in Fenway Sports Group and a portion of our interest in Indeed.com.

•	a $46.4 million pre-tax charge ($27.6 million after tax, or $.18 per share) in connection with the prepayment of all $250.0 million aggregate principal amount of our 14.053% senior unsecured notes.

•	$43.6 million of pre-tax expenses ($25.8 million after tax, or $.17 per share) for non-operating retirement costs.

•	a $10.0 million pre-tax charge ($5.9 million after tax, or $.04 per share) for severance costs.

•	a $7.5 million pre-tax charge ($4.7 million after tax, or $.03 per share) for the impairment of assets related to certain assets held for sale, primarily of Baseline, Inc.

•	a $4.5 million pre-tax charge ($2.6 million after tax, or $.02 per share) for a retirement and consulting agreement in connection with the retirement of our former chief executive officer.

•	a $4.2 million pre-tax charge ($2.7 million after tax, or $.02 per share) for a pension withdrawal obligation under a multiemployer pension plan at The Boston Globe.

THE NEW YORK TIMES COMPANY – P. 19

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 27, 2015, and results of operations for the three years ended December 27, 2015. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, print and digital products and investments. We have one reportable segment with businesses that include our newspapers, websites, mobile applications and related businesses.
We generate revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and the Crossword product.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP items, respectively, diluted (loss)/earnings per share, operating profit and operating costs, see “— Results of Operations — Non-GAAP Financial Measures.”
2015 Financial Highlights
In 2015, diluted earnings per share from continuing operations were $0.38, compared with $0.21 for 2014. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.71 for 2015, compared with $0.43 for 2014.
Operating profit in 2015 was $136.6 million, compared with $91.9 million for 2014. The increase was primarily driven by lower costs, including decreased severance expense and depreciation and amortization, partially offset by an increased pension settlement charge. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) for 2015 was $289.0 million, compared with $256.3 million for 2014.
Total revenues decreased slightly in 2015 to $1.58 billion, compared with $1.59 billion in 2014. This was driven by declines in advertising revenues, partially offset by growth in circulation and other revenues.
Compared with 2014, circulation revenues increased 1.0% in 2015, as digital subscription growth and a print home-delivery price increase at The Times offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscription packages increased 13.8% in 2015, compared with 2014. Paid subscribers to digital-only subscription packages totaled approximately 1,094,000 as of December 27, 2015, a 20% increase compared with year-end 2014.
Advertising revenues remained under pressure during 2015. Total advertising revenues decreased 3.6% in 2015 compared with 2014, reflecting an 8.0% decrease in print advertising revenues and an 8.2% increase in digital advertising revenues.
Compared with 2014, other revenues increased 6.3% in 2015, driven primarily by increased revenues from digital archives, our Crossword product and rental income.
Operating costs in 2015 decreased 6.1% to $1.39 billion, compared with $1.48 billion in 2014. The decrease was primarily due to efficiencies in print production as well as declines in severance, depreciation and amortization and raw materials costs. Operating costs before depreciation, amortization, severance and non-operating retirement costs

P. 20 – THE NEW YORK TIMES COMPANY

discussed below (or “adjusted operating costs,” a non-GAAP measure) decreased 3.2% to $1.29 billion in 2015, compared with $1.33 billion in 2014.
Loss from joint ventures decreased to $0.8 million in 2015 from $8.4 million in 2014. The improvement reflected a 2014 impairment charge related to our investment in Madison and increased income in 2015 from our investment in Malbaie, partially offset by losses from our investment in Madison, which continued to face significant competitive pressures.
Non-operating retirement costs decreased to $34.4 million in 2015 from $36.7 million in 2014, driven primarily by lower pension interest cost and lower retiree medical costs.
Business Environment
We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:
Competition in our industry
We operate in a highly competitive environment. Our print and digital products compete for advertising and circulation revenue with both traditional and new content providers. This competition has only intensified as a result of new digital media technologies and new media providers offering news and other online content. Competition among companies offering online content is intense; new competitors can quickly emerge. Some of our current and potential competitors may have greater resources or better competitive positions than we do.
Our ability to compete effectively depends on, among other things, our ability to continue delivering high-quality journalism and content that is interesting and relevant to our audience; our ability to develop, maintain and monetize new and existing print and digital products; the popularity, ease of use and performance of our products compared to those of our competitors; our ability to attract, retain and motivate talented journalists and other employees to develop products that users find engaging; and our ability to manage and grow our business in a cost-effective manner.
Continuing shift to digital from print
Circulation revenue is a significant source of revenue for us and an increasingly important driver as the overall composition of our revenues has shifted in response to transformations in our industry. The largest portion of our circulation revenue is currently from traditional print products, where we have experienced declining print circulation volume in recent years. This is due to, among other factors, increased competition from digital media formats (which are often free to users), higher print subscription and single-copy rates and a growing preference among some consumers to receive their news from sources other than a print newspaper.
The distribution of news and other content is increasingly through mobile devices, reshaping consumer behavior and expectations for consumption of news and other information. Our ability to retain and continue to build on our digital subscription base and audience for our digital products depends on, among other things, continued market acceptance of our pricing and overall digital subscription model, consumer behavior, available alternatives from current and new competitors and our ability to continue delivering high-quality journalism and content that is interesting and relevant to users.
Advertising market dynamics
We derive substantial revenues from the sale of advertising in our products. In determining whether to buy advertising, our advertisers will consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, and alternative advertising options.
The advertising industry continues to experience a shift towards digital advertising, which is less expensive and can offer more directly measurable returns than traditional print media. Because rates for digital advertising are generally lower than for traditional print advertising, our digital advertising revenue may not replace in full print advertising revenue lost as a result of the shift. In addition, margins on certain of our digital advertising revenues tend to be lower than on our print advertising revenues. Growing consumer reliance on mobile devices adds additional pressure, as advertising rates are generally lower on mobile devices than on personal computers.
The digital advertising market continues to undergo significant changes. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at

THE NEW YORK TIMES COMPANY – P. 21

scale have led to audience fragmentation and caused downward pricing pressure. The wide range of advertising choices across digital products and platforms and the large inventory of available digital advertising space has exacerbated this pressure.
The character of our digital advertising business is also changing, as demand for newer advertising formats like branded content, mobile and video advertising increases. Some of these newer formats may generate lower margins than traditional desktop display advertising. If we are unable to effectively grow advertising revenues from these newer formats through the development of advertising products that are compelling to both marketers and consumers, our results of operations could be adversely affected.
In addition, technologies have been and will continue to be developed that enable consumers to block digital advertising on websites and mobile devices. Advertisements blocked by these technologies are treated as not delivered and any revenue we would otherwise receive from the advertiser for that advertisement is lost.
Competition from a variety of digital media and services, many of which charge lower rates than us, and the significant increase in inventory of digital advertising space have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates. In addition, evolving standards for the delivery of digital advertising, such as the industry-wide standard on viewability, could also negatively affect our digital advertising revenues.
Economic conditions
Global, national and local economic conditions affect various aspects of our business. The level of advertising sales in any period may be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts of key advertisers, in response to economic conditions, have depressed and may continue to depress our advertising revenues.
In addition, subscription revenue is sensitive to discretionary spending available to subscribers in the markets we serve, and to the extent poor economic conditions lead consumers to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered.
Fixed costs
A significant portion of our costs are fixed, and therefore we are limited in our ability to reduce these costs in the short term. Employee-related costs and raw materials together accounted for approximately 50% of our total operating costs in 2015. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.
For a discussion of these and other factors that could affect our business, results of operations and financial condition, see “Forward-Looking Statements” and “Item 1A — Risk Factors.”
Our Strategy
We are operating during a period of transformation for our industry and amidst uncertain economic conditions. We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.
Strengthening The New York Times brand through innovation
Our priority is to maintain the high-quality and robust news-gathering operation that sets our Company apart, while at the same time positioning our organization for growth. We continue to focus on innovations in our digital products, particularly our mobile platforms, that enhance our journalism. During 2015, we made significant improvements to The Times’s core news mobile applications, and in the fall launched a virtual reality mobile application through which we have released virtual reality films on wide-ranging topics. We plan to continue our focus on digital innovation and expand our capabilities on our mobile, video and other platforms.
We are also committed to the continued success of our print products. Despite the ongoing industry shift to digital from print, our print products have been and will continue to be a significant source of revenue for us and we have made a number of investments in them. During 2015, for example, we re-launched The New York Times Magazine and launched Men’s Style, the first new print section in The Times in a decade.

P. 22 – THE NEW YORK TIMES COMPANY

As we continue to look for ways to innovate our products, we remain committed to creating quality content and a quality user experience, regardless of the distribution model or platform.
Deepening our engagement with readers
We are focused on deepening the engagement of our current readers and expanding our reach to new readers around the world, which we believe will drive revenue growth. Our paid digital-only subscription model has created a meaningful revenue stream that has partially offset declines in our print advertising and circulation revenues. In July, we reached a milestone of one million paid digital-only subscribers, less than four-and-a-half years after launching our digital pay model. We believe the continued growth in our digital-only subscriber base in 2015 underscores the willingness of our readers to pay for the high-quality journalism across multiple platforms, and we will continue to look for ways to strengthen the relationship we have with these subscribers.
We will also continue to focus on developing new audiences, including by expanding our global reach and working to engage younger readers. In February 2016, for example, we announced the launch of The New York Times en Español, a mobile-optimized website covering news and issues of interest to a Spanish-speaking audience. We will also continue to experiment with reaching new readers on third-party platforms, while remaining committed to building engagement with readers on our own platforms.
Creating compelling digital advertising solutions
We are focused on continuing to grow our digital advertising revenue by developing innovative and compelling advertising offerings that integrate with and add value to the user experience. We believe we have a very powerful and trusted brand that, because of the quality of our journalism, attracts educated, affluent and influential audiences, and we continue to focus on leveraging our brand in developing and refining these offerings. In 2015, for example, we created innovative digital advertising solutions for our mobile and other platforms, and our virtual reality mobile application provided advertisers new ways of reaching our audience. We have also continued to expand our branded content studio, which has become a fast-growing part of our advertising business since we launched it in early 2014.
Managing our cost structure
We continue to focus on managing our cost structure to ensure that we are operating our businesses efficiently, while maintaining our commitment to investing in high-quality content and achieving our strategic goals. In 2015, we succeeded in reducing operating costs through, among other things, efficiencies in our print distribution. In 2016, we plan to make investments across our business to grow our digital revenue, while at the same time maintaining our focus on cost management.
Strengthening our liquidity
We have continued to strengthen our liquidity position and we remain focused on further de-leveraging and de-risking our balance sheet. In March 2015, we repaid, at maturity, the remaining principal amount of our 5.0% senior notes. As of December 27, 2015, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $473 million. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
Managing our retirement-related costs
We remain focused on managing the underfunded status of our pension plans and adjusting the size of our pension obligations relative to the size of our Company. Our qualified pension plans were underfunded (meaning the present value of future obligations exceeded the fair value of plan assets) as of December 27, 2015, by approximately $273 million, compared with approximately $264 million as of December 28, 2014. We made contributions of approximately $7 million to certain qualified pension plans in 2015, compared with approximately $15 million in 2014. We expect contributions in 2016 to total approximately $8 million to satisfy minimum funding requirements.
We have taken steps over the last few years to address our pension obligations, including freezing accruals under most of our qualified defined benefit pension plans, which cover both our non-union employees and those covered by collective bargaining agreements. We have also made immediate pension benefits offers in the form of lump-sum payments to certain former employees and we will continue to look for ways to reduce the size of our pension obligations.

THE NEW YORK TIMES COMPANY – P. 23

While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have a significant impact on our reported financial results. We expect to continue to experience volatility in our retirement-related costs, including pension, multiemployer pension and retiree medical costs. For 2016, we expect pension and retiree medical costs to be lower due to a change in discount rate estimates described further in “— Pension and Other Postretirement Benefits.”

P. 24 – THE NEW YORK TIMES COMPANY

RESULTS OF OPERATIONS
Overview
Fiscal years 2015, 2014, and 2013 each comprise 52 weeks. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Revenues
Circulation	$845,504	$836,822	$824,277	1.0	1.5
Advertising	638,709	662,315	666,687	(3.6)	(0.7)
Other	95,002	89,391	86,266	6.3	3.6
Total revenues	1,579,215	1,588,528	1,577,230	(0.6)	0.7
Operating costs
Production costs:
Raw materials	77,176	88,958	92,886	(13.2)	(4.2)
Wages and benefits	354,516	357,573	332,085	(0.9)	7.7
Other	186,120	197,464	201,942	(5.7)	(2.2)
Total production costs	617,812	643,995	626,913	(4.1)	2.7
Selling, general and administrative costs	713,837	761,055	706,354	(6.2)	7.7
Depreciation and amortization	61,597	79,455	78,477	(22.5)	1.2
Total operating costs	1,393,246	1,484,505	1,411,744	(6.1)	5.2
Early termination charge	—	2,550	—	(100.0)	100.0
Pension settlement charge	40,329	9,525	3,228	*	*
Multiemployer pension plan withdrawal expense	9,055	—	6,171	100.0	(100.0)
Operating profit	136,585	91,948	156,087	48.5	(41.1)
Loss from joint ventures	(783)	(8,368)	(3,215)	(90.6)	*
Interest expense, net	39,050	53,730	58,073	(27.3)	(7.5)
Income from continuing operations before income taxes	96,752	29,850	94,799	*	(68.5)
Income tax expense/(benefit)	33,910	(3,541)	37,892	*	*
Income from continuing operations	62,842	33,391	56,907	88.2	(41.3)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(20,413)	—	(100.0)
(Loss)/gain on sale, net of income taxes	—	(1,086)	28,362	(100.0)	*
(Loss)/income from discontinued operations, net of income taxes	—	(1,086)	7,949	(100.0)	*
Net income	62,842	32,305	64,856	94.5	(50.2)
Net loss attributable to the noncontrolling interest	404	1,002	249	(59.7)	*
Net income attributable to The New York Times Company common stockholders	$63,246	$33,307	$65,105	89.9	(48.8)
* Represents an increase or decrease in excess of 100%.

THE NEW YORK TIMES COMPANY – P. 25

Revenues
Circulation, advertising and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Circulation	$845,504	$836,822	$824,277	1.0	1.5
Advertising	638,709	662,315	666,687	(3.6)	(0.7)
Other	95,002	89,391	86,266	6.3	3.6
Total	$1,579,215	$1,588,528	$1,577,230	(0.6)	0.7
Circulation Revenues
Total circulation revenues consist of revenues from our print and digital products, including our digital-only subscription packages, e-readers and replica editions. These revenues are based on the number of copies of the printed newspaper sold (through home-delivery subscriptions and single-copy and bulk sales) and digital-only subscriptions and the rates charged to the respective customers.
Circulation revenues increased in 2015 compared with 2014 primarily due to growth in our digital-only subscription base and the January 2015 print home-delivery price increase at The Times, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $192.7 million in 2015 compared with $169.3 million in 2014, an increase of 13.8%.
Circulation revenues increased in 2014 compared with 2013 primarily due to growth in our digital-only subscription base and the January 2014 print home-delivery price increase at The Times, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $169.3 million in 2014 compared with $149.1 million in 2013, an increase of 13.5%.
Advertising Revenues
Advertising revenues are derived from the sale of our advertising products and services on our print, web and mobile platforms. These revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands in print in the form of column-inch ads, and on our web and mobile platforms in the form of banners, video, rich media and other interactive ads. Classified advertising revenue includes line-ads sold in the major categories of real estate, help wanted, automotive and other. Other advertising revenue primarily includes creative services fees associated with our branded content studio; revenue from preprinted advertising, also known as free-standing inserts; revenue generated from branded bags in which our newspapers are delivered; and advertising revenues from our news services business.
Advertising revenues (print and digital) by category were as follows:

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Display	$579,153	$606,838	$609,920	(4.6)	(0.5)
Classified	34,544	36,689	37,453	(5.8)	(2.0)
Other	25,012	18,788	19,314	33.1	(2.7)
Total	$638,709	$662,315	$666,687	(3.6)	(0.7)

P. 26 – THE NEW YORK TIMES COMPANY

Below is a percentage breakdown of 2015, 2014 and 2013 advertising revenues (print and digital):

	Display	Classified	Other	Total
2015	91%	5%	4%	100%
2014	91%	6%	3%	100%
2013	91%	6%	3%	100%
In 2015, total advertising revenues decreased primarily due to lower print advertising revenues. Print advertising revenues, which represented 69% of total advertising revenues in 2015, declined 8.0% in 2015 compared with 2014, mainly due to a decline in display advertising, primarily in the financial services, entertainment and corporate categories. The decline was partially offset by an increase in the luxury goods, real estate and technology categories.
Digital advertising revenues, which represented 31% of total advertising revenues in 2015, increased 8.2% in 2015 compared with 2014 due to an increase in display advertising, primarily in the automotive and entertainment categories. Display advertising benefited strongly from the continued growth of branded content as well as increased revenue from our mobile and video platforms and our programmatic buying channels. These increases were partially offset by a decline in traditional desktop display advertising.
Classified advertising revenues decreased 5.8% in 2015 compared with 2014 due to a decrease in the real estate and help wanted categories.
Other advertising revenues increased 33.1% in 2015 compared to 2014 due to an increase in creative services fees from branded content advertising launches during 2015.
In 2014, total advertising revenues decreased primarily due to lower print advertising revenues. Print advertising revenues, which represented 73% of total advertising revenues in 2014, declined 4.7% in 2014 compared with 2013, mainly due to weakness in display advertising. This weakness resulted from reductions primarily in the technology, entertainment and corporate categories. The decline was partially offset by an increase in the financial services, advocacy and international fashion categories.
Digital advertising revenues, which represented 27% of total advertising revenues in 2014, increased 11.9% in 2014 compared with 2013 due to an increase in display advertising, partially offset by a decrease in classified advertising revenues. The increase in display advertising primarily resulted from the introduction of branded content and from increases in the technology, telecommunications and media categories, partially offset by declines mainly in the financial services and entertainment categories.
Classified advertising revenues decreased 2.0% in 2014 compared with 2013 primarily due to a decrease in the real estate category.
Other advertising revenues decreased 2.7% in 2014 compared to 2013 due to a decrease in revenues from our news services business.
Other Revenues
Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and the Crossword product.
Other revenues increased 6.3% in 2015 compared with 2014 due to higher revenues from digital archives, our Crossword product and rental income.
Other revenues increased 3.6% in 2014 compared with 2013 due to higher revenues from our e-commerce business and digital archives.

THE NEW YORK TIMES COMPANY – P. 27

Operating Costs
Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Production costs:
Raw materials	$77,176	$88,958	$92,886	(13.2)	(4.2)
Wages and benefits	354,516	357,573	332,085	(0.9)	7.7
Other	186,120	197,464	201,942	(5.7)	(2.2)
Total production costs	617,812	643,995	626,913	(4.1)	2.7
Selling, general and administrative costs	713,837	761,055	706,354	(6.2)	7.7
Depreciation and amortization	61,597	79,455	78,477	(22.5)	1.2
Total operating costs	$1,393,246	$1,484,505	$1,411,744	(6.1)	5.2
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Components of operating costs as a percentage of total operating costs
Wages and benefits	44%	44%	40%
Raw materials	6%	6%	7%
Other operating costs	46%	45%	47%
Depreciation and amortization	4%	5%	6%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Components of operating costs as a percentage of total revenues
Wages and benefits	39%	41%	36%
Raw materials	5%	5%	6%
Other operating costs	40%	42%	43%
Depreciation and amortization	4%	5%	5%
Total	88%	93%	90%
Production Costs
Production costs include items such as labor costs, raw materials and machinery and equipment expenses related to production activity, including costs related to producing branded content and merchandise for sale.
Production costs decreased in 2015 compared with 2014 primarily due to lower raw materials expense(approximately $12 million), mainly newsprint, and outside printing costs (approximately $8 million). Newsprint expense declined 20.3% in 2015 compared with 2014, with 7.4% from lower consumption and 12.9% from lower pricing.
Production costs increased in 2014 compared with 2013 primarily due to higher wages and benefits (approximately $25 million), offset in part by lower raw materials expense (approximately $4 million), mainly newsprint. Newsprint expense declined 5.5% in 2014 compared with 2013, with 4.1% from lower consumption and 1.4% from lower pricing. Wages and benefits increased mainly due to hiring related to growth initiatives.

P. 28 – THE NEW YORK TIMES COMPANY

Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling and marketing of products as well as administrative expenses.
Selling, general and administrative costs decreased in 2015 compared with 2014 primarily due to a decrease in severance costs (approximately $29 million) and lower distribution costs (approximately $17 million), partially offset by an increase in compensation expense (approximately $6 million). Severance costs decreased as a result of workforce reductions in 2014 that did not repeat in 2015. Lower distribution costs were mainly due to increased utilization of lower cost vendors, transportation efficiencies and fewer print copies delivered. Compensation expense increased primarily as a result of increased hiring to support growth initiatives.
Selling, general and administrative costs increased in 2014 compared with 2013 primarily due to an increase in severance costs associated with workforce reductions as well as higher compensation and benefits (approximately $58 million) and promotion costs (approximately $7 million), offset by lower distribution costs (approximately $14 million). Benefits expense was higher mainly due to higher retirement costs. Promotion costs were higher mainly due to the launch of new digital products and print circulation marketing. Lower distribution costs were mainly due to fewer print copies delivered and transportation efficiencies.
Other Items
See Note 7 of the Notes to the Consolidated Financial Statements for more information regarding other items.
NON-OPERATING ITEMS
Investments in Joint Ventures
See Note 5 of the Notes to the Consolidated Financial Statements for information regarding our joint venture investments.
Interest Expense, Net
See Note 6 of the Notes to the Consolidated Financial Statements for information regarding interest expense.
Income Taxes
See Note 12 of the Notes to the Consolidated Financial Statements for information regarding income taxes.
Discontinued Operations
See Note 13 of the Notes to the Consolidated Financial Statements for information regarding discontinued operations.
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
The special items in 2015 consisted of a $40.3 million pension settlement charge in the first quarter in connection with a lump-sum payment offer to certain former employees and $9.1 million in charges for partial withdrawal obligations under multiemployer pension plans.
The special items in 2014 consisted of a reduction in the reserve for uncertain tax positions of $21.1 million, a $9.5 million pension settlement charge in the second quarter in connection with a lump-sum payment offer to certain former employees, a $9.2 million non-cash impairment charge in the fourth quarter related to the Company’s

THE NEW YORK TIMES COMPANY – P. 29

investment in a joint venture and a $2.6 million charge in the first quarter for the early termination of a distribution agreement.
The special items in 2013 consisted of a $6.2 million charge in the third quarter for a partial withdrawal obligation under multiemployer pension plans and a $3.2 million settlement charge in the fourth quarter in connection with the Company’s immediate pension benefit offer to certain former employees.
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
Non-operating retirement costs include:

•	interest cost, expected return on plan assets and amortization of actuarial gain and loss components of pension expense;

•	interest cost and amortization of actuarial gain and loss components of retiree medical expense; and

•	expenses associated with multiemployer pension plan withdrawal obligations.
These non-operating retirement costs are primarily tied to financial market performance and changes in market interest rates and investment performance. Non-operating retirement costs do not include service costs and amortization of prior service costs for pension and retiree medical benefits, which we believe reflect the ongoing service-related costs of providing pension and retiree medical benefits to our employees. Non-operating retirement costs also do not include special items. We consider non-operating retirement costs to be outside the performance of our ongoing core business operations and believe that presenting operating results excluding non-operating retirement costs, in addition to our GAAP operating results, provides increased transparency and a better understanding of the underlying trends in our operating business performance.
Reconciliations of non-GAAP financial measures from, respectively, diluted earnings per share from continuing operations, operating profit and operating costs, the most directly comparable GAAP items, as well as details on the components of non-operating retirement costs, are set out in the tables below.

P. 30 – THE NEW YORK TIMES COMPANY

Reconciliation of diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items (or adjusted diluted earnings per share from continuing operations)

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Diluted earnings per share from continuing operations	$0.38	$0.21	$0.36	81.0	(41.7)
Add:
Severance	0.03	0.13	0.05
Non-operating retirement costs	0.12	0.13	0.08
Special items:
Early termination charge	—	0.01	—
Reduction in uncertain tax positions	—	(0.13)	—
Pension settlement charge	0.14	0.04	0.01
Multiemployer pension plan withdrawal expense	0.03	—	0.02
Impairment charge	—	0.04	—
Adjusted diluted earnings per share from continuing operations (1)	$0.71	$0.43	$0.52	65.1	(17.3)
(1) Amounts may not add due to rounding.

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Operating profit	$136,585	$91,948	$156,087	48.5	(41.1)
Add:
Depreciation & amortization	61,597	79,455	78,477
Severance	7,035	36,082	12,382
Non-operating retirement costs	34,383	36,697	20,791
Special items:
Early termination charge	—	2,550	—
Pension settlement charge	40,329	9,525	3,228
Multiemployer pension plan withdrawal expense	9,055	—	6,171
Adjusted operating profit	$288,984	$256,257	$277,136	12.8	(7.5)

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Operating costs	$1,393,246	$1,484,505	$1,411,744	(6.1)	5.2
Less:
Depreciation & amortization	61,597	79,455	78,477
Severance	7,035	36,082	12,382
Non-operating retirement costs	34,383	36,697	20,791
Adjusted operating costs	$1,290,231	$1,332,271	$1,300,094	(3.2)	2.5

THE NEW YORK TIMES COMPANY – P. 31

Components of non-operating retirement costs (1)

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Pension:
Interest cost	$84,596	$94,897	$87,817
Expected return on plan assets	(115,261)	(113,839)	(124,250)
Amortization and other costs	41,523	31,338	39,331
Non-operating pension costs	10,858	12,396	2,898	(12.4)%	*
Other postretirement benefits:
Interest cost	2,794	3,722	4,101
Amortization and other costs	5,197	7,299	4,440
Non-operating other postretirement benefits costs	7,991	11,021	8,541	(27.5)	29.0
Expenses associated with multiemployer pension plan withdrawal obligations	15,534	13,280	9,352
Total non-operating retirement costs	$34,383	$36,697	$20,791	(6.3)	76.5
(1) Components of non-operating retirement costs do not include special items
* Represents an increase in excess of 100%

P. 32 – THE NEW YORK TIMES COMPANY

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 27, 2015	December 28, 2014	2015 vs. 2014
Cash and cash equivalents	$105,776	$176,607	(40.1)
Marketable securities	798,775	804,563	(0.7)
Current portion of long-term debt and capital lease obligations	188,377	223,662	(15.8)
Long-term debt and capital lease obligations	242,851	426,458	(43.1)
Total New York Times Company stockholders’ equity	826,751	726,328	13.8
Ratios:
Total debt and capital lease obligations to total capitalization	34%	47%
Current assets to current liabilities	1.53	1.91
Our primary sources of cash inflows from operations were revenues from circulation and advertising sales. Circulation and advertising revenues provided about 54% and 40%, respectively, of total revenues in 2015. The remaining cash inflows were primarily from proceeds received from the exercise of warrants described further below and from other revenue sources such as news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and the Crossword product.
Our primary sources of cash outflows were for our repayment of debt, employee compensation and benefits, stock repurchases, interest, dividend and income tax payments. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months, including the repayment at maturity of approximately $189 million aggregate principal amount of our 6.625% senior notes due in December 2016 (the “6.625% Notes”).
We have continued to strengthen our liquidity position and our debt profile. As of December 27, 2015, we had cash, cash equivalents and marketable securities of $904.6 million and total debt and capital lease obligations of $431.2 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $473.3 million. Our cash and investment balances declined in 2015 primarily due to the repayment, at maturity, of $223.7 million remaining under our 5.0% senior notes due in March 2015 (the “5.0% Notes”) and share repurchases.
On January 14, 2015, Carlos Slim Helú, a beneficial owner of our Class A Common Stock, exercised warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share, and the Company received cash proceeds of approximately $101.1 million from this exercise. On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the warrant exercise. As of December 27, 2015, the Company had repurchased 5,511,233 Class A shares under this authorization for a cost of $69.8 million (excluding commissions). As of February 17, 2016, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, the Board of Directors will consider restrictions in any existing indebtedness, such as the terms of our 6.625% Notes.
During 2015, we made contributions of approximately $7 million to certain qualified pension plans in 2015. We expect contributions to total approximately $8 million to satisfy minimum funding requirements in 2016.

THE NEW YORK TIMES COMPANY – P. 33

Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended			% Change
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013	2015 vs. 2014	2014 vs. 2013
Operating activities	$175,326	$80,491	$34,855	*	*
Investing activities	$(30,703)	$(324,717)	$(353,657)	(90.5)	(8.2)
Financing activities	$(214,211)	$(61,386)	$(19,259)	*	*
* Represents an increase or decrease in excess of 100%.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in 2015 compared with 2014 due to an increase in operating performance, lower pension contributions and lower interest payments. During 2015, we recorded a pension settlement charge of $40.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. The lump-sum payments were made with cash from the qualified pension plans, not with Company cash.
Net cash provided by operating activities increased in 2014 compared with 2013 due to lower income tax payments and pension-related payments partially offset by a decline in operating performance. We made estimated tax payments of approximately $11 million in 2014 compared with approximately $53 million in 2013, with the amount in 2013 mainly driven by the 2012 sales of our ownership interests in Indeed.com and Fenway Sports Group. We made payments to certain pension plans of approximately $39 million (including a lump-sum payment of $24 million in connection with a pension settlement) in 2014 compared with approximately $74 million in 2013.
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
Net cash used in investing activities in 2015 was primarily due to maturities of marketable securities, offset by purchases of marketable securities and capital expenditures.
Net cash used in investing activities in 2014 was primarily due to purchases of marketable securities, capital expenditures and changes in restricted cash. Additionally during 2014, net cash used in investing activities included the repayment of approximately $26 million of loans taken against the cash value of our corporate-owned life insurance policies.
Net cash used in investing activities in 2013 was primarily due to purchases of marketable securities and payments for capital expenditures, offset by proceeds from the sales of the New England Media Group and our ownership interest in Metro Boston.
Capital expenditures were $27.0 million, $35.4 million and $16.9 million in 2015, 2014 and 2013, respectively.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends and share repurchases.

P. 34 – THE NEW YORK TIMES COMPANY

Net cash used in financing activities in 2015 was primarily related to the repayment, at maturity, of $223.7 million remaining under our 5.0% Notes, share repurchases of $69.3 million and dividend payments of $26.6 million, partially offset by $101.1 million of proceeds from the exercise of warrants.
Net cash used in financing activities in 2014 was primarily due to repurchases of $18.4 million of our 6.625% Notes and $20.4 million of our 5.0% Notes and dividend payments of $24.9 million offset by proceeds from stock option exercises.
Net cash used in financing activities in 2013 was primarily due to the repurchase of $17.4 million of our 6.625% Notes and dividend payments, offset by proceeds from stock option exercises.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Restricted Cash
We were required to maintain $28.7 million and $30.2 million of restricted cash as of December 27, 2015, and December 28, 2014, respectively, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Third-Party Financing
As of December 27,2015, our current indebtedness included the 6.625% Notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 6 for information regarding our total debt and capital lease obligations. See Note 8 for information regarding the fair value of our long-term debt.
Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 27, 2015. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2016	2017-2018	2019-2020	Later Years
Debt(1)	$537,858	$228,481	$54,768	$254,609	$—
Capital leases(2)	8,901	552	1,104	7,245	—
Operating leases(2)	36,680	11,416	15,114	5,979	4,171
Benefit plans(3)	373,707	44,924	89,696	77,878	161,209
Total	$957,146	$285,373	$160,682	$345,711	$165,380

(1)	Includes estimated interest payments on long-term debt. See Note 6 of the Notes to the Consolidated Financial Statements for additional information related to our debt.

(2)	See Note 18 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)
The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2021-2025. For our funded qualified pension plans, estimating funding depends on several variables including the performance of the plans' investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2025, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.

“Other Liabilities — Other” in our Consolidated Balance Sheets include liabilities related to (1) deferred compensation, primarily related to our deferred executive compensation plan (the “DEC”), (2) uncertain tax positions and (3) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable.
The DEC enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active

THE NEW YORK TIMES COMPANY – P. 35

markets for identical assets. The DEC has been frozen effective December 31, 2015. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on “Other Liabilities — Other.”
Our liability for uncertain tax positions was approximately $18 million, including approximately $4 million of accrued interest and penalties as of December 27, 2015. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on “Income Taxes.”
We have a contract with Resolute, a major paper supplier, to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm’s length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 27, 2015.
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
Our critical accounting policies include our accounting for goodwill, retirement benefits, income taxes and self-insurance liabilities. Specific risks related to our critical accounting policies are discussed below.
Goodwill
We evaluate whether there has been an impairment of goodwill on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist.

(In thousands)	December 27, 2015	December 28, 2014
Goodwill	$109,085	$116,422
Total assets	$2,417,690	$2,566,474
Percentage of goodwill to total assets	5%	5%
The impairment analysis is considered critical because of the significance of goodwill to our Consolidated Balance Sheets.
We test for goodwill impairment at the reporting unit level, which is our operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2015 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
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

P. 36 – THE NEW YORK TIMES COMPANY

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
The significant estimates and assumptions used by management in assessing the recoverability of goodwill are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
In addition to annual testing, management uses certain indicators to evaluate whether the carrying value of our reporting unit may not be recoverable and an interim impairment test may be required. These indicators include: (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological, (3) significant impairments and (4) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. Additionally, management believes that the likelihood of an impairment of goodwill is remote due to the excess market capitalization relative to its net book value. See Note 4 of the Notes to the Consolidated Financial Statements.
Retirement Benefits
Our single-employer pension and other postretirement benefit costs and obligations are accounted for using actuarial valuations. We recognize the funded status of these plans – measured as the difference between plan assets, if funded, and the benefit obligation – on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income/(loss), net of tax. The assets related to our funded pension plans are measured at fair value.
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

THE NEW YORK TIMES COMPANY – P. 37

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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $41 million and $43 million as of December 27, 2015 and December 28, 2014, respectively.
PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in joint Company and Guild-sponsored plans covering employees who are members of The NewsGuild of New York, including The Newspaper Guild of New York - The New York Times Pension Fund, which was frozen in 2012 and replaced with a new defined benefit pension plan, The Guild-Times Adjustable Pension Plan. Our pension liability also includes our multiemployer pension plan withdrawal obligations. Our liability for postretirement obligations includes our liability to provide health benefits to eligible retired employees.
The table below includes the liability for all of these plans.

(In thousands)	December 27, 2015	December 28, 2014
Pension and other postretirement liabilities (includes current portion)	$714,787	$728,577
Total liabilities	$1,589,235	$1,838,125
Percentage of pension and other postretirement liabilities to total liabilities	45%	40%
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
Our joint Company and Guild-sponsored plans are both qualified plans and are included in the table below.
We also have a foreign-based pension plan for certain non-U.S. employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

P. 38 – THE NEW YORK TIMES COMPANY

The funded status of our qualified and non-qualified pension plans as of December 27, 2015 is as follows:

	December 27, 2015
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,851,910	$247,087	$2,098,997
Fair value of plan assets	1,579,356	—	1,579,356
Pension underfunded/unfunded obligation, net	$(272,554)	$(247,087)	$(519,641)
We made contributions of approximately $7 million to certain qualified pension plans in 2015. We expect contributions to total approximately $8 million to satisfy minimum funding requirements in 2016.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 7.00% at the beginning of 2015. Our plan assets had an average rate of return of approximately (3.25)% in 2015 and an average annual return of approximately 5.76% over the three-year period 2013-2015. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2016 expected long-term rate of return to be 7.00%, the same expected long-term rate used in 2015. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points to 6.50% in 2015, pension expense would have increased by approximately $8 million in 2015 for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 4.60% for our qualified plans and 4.40% for our non-qualified plans as of December 27, 2015.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2015, pension expense would have increased by approximately $2 million as of December 27, 2015 and our pension obligation would have increased by approximately $128 million.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $124 million as of December 27, 2015. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered

THE NEW YORK TIMES COMPANY – P. 39

probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.
Other Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we do not provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We also contribute to a postretirement plan under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.
The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate was 7.20% as of December 27, 2015. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of $0.1 million or a decrease of $0.1 million in our 2015 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of approximately $1.8 million or a decrease of approximately $1.5 million in our accumulated benefit obligation as of December 27, 2015. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See “— Pension Benefits” above for information on our discount rate assumption.
See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our other postretirement benefits.
Change in Discount Rate Methodology
For fiscal year 2016, we are changing the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Going forward, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The spot rates used to estimate 2016 service and interest costs ranged from 0.84% to 5.18%.
Based on current economic conditions, we estimate that the service cost and interest cost for our benefit plans will be reduced by approximately $19 million in 2016 assuming no interim re-measurement of our benefit obligations. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively. This change in accounting estimate does not affect the measurement of our total benefit obligations at year end. Accordingly, this change in accounting estimate has no impact on our fiscal year ended 2015 consolidated GAAP results and will have no impact on our non-GAAP financial measures. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for more information regarding the effect of this change in accounting estimate on our pension benefits and other postretirement benefits, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

P. 40 – THE NEW YORK TIMES COMPANY

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:

•
We do not have interest rate risk related to our debt because, as of December 27, 2015, our portfolio does not include variable-rate debt. However, we will have fair value risk related to our fixed-rate debt if we repurchase or exchange long-term debt prior to maturity.

•
Newsprint is a commodity subject to supply and demand market conditions. Our equity investment in Malbaie provides a substantial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented approximately 6% of our total operating costs in both 2015 and 2014. Based on the number of newsprint tons consumed in 2015 and 2014, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $1.0 million (pre-tax) in 2015 and $1.1 million (pre-tax) in 2014, but would also result in improved performance in this joint venture investment.

•
The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long-term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions and Other Postretirement Benefits.”

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

See Notes 5, 6, 9 and 18 of the Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 41

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2015 FINANCIAL REPORT

P. 42 – THE NEW YORK TIMES COMPANY

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2015, 2014 and 2013. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 44.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2015.
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2015, which is included on Page 45 in this Annual Report on Form 10-K.

THE NEW YORK TIMES COMPANY – P. 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
The New York Times Company
New York, New York
We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2015. Our audits also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2015 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of The New York Times Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 27, 2015 and December 28, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 24, 2016

P. 44 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
The New York Times Company
New York, New York
We have audited The New York Times Company’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company’s internal control over financial reporting based on our audit.
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
In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 24, 2016

THE NEW YORK TIMES COMPANY – P. 45

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 27, 2015	December 28, 2014
Assets
Current assets
Cash and cash equivalents	$105,776	$176,607
Short-term marketable securities	507,639	636,743
Accounts receivable (net of allowances of $13,485 in 2015 and $12,860 in 2014)	207,180	212,690
Deferred income taxes	—	63,640
Prepaid expenses	19,430	25,635
Other current assets	22,507	32,780
Total current assets	862,532	1,148,095
Long-term marketable securities	291,136	167,820
Investments in joint ventures	22,815	22,069
Property, plant and equipment:
Equipment	522,197	542,265
Buildings, building equipment and improvements	642,118	652,220
Software	203,879	208,241
Land	105,710	105,710
Assets in progress	15,509	10,685
Total, at cost	1,489,413	1,519,121
Less: accumulated depreciation and amortization	(856,974)	(853,363)
Property, plant and equipment, net	632,439	665,758
Goodwill	109,085	116,422
Deferred income taxes	309,142	252,587
Miscellaneous assets	190,541	193,723
Total assets	$2,417,690	$2,566,474
 See Notes to the Consolidated Financial Statements.

P. 46 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 27, 2015	December 28, 2014
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$96,082	$94,401
Accrued payroll and other related liabilities	98,256	91,755
Unexpired subscriptions	60,184	58,736
Current portion of long-term debt and capital lease obligations	188,377	223,662
Accrued expenses	98,780	124,740
Accrued income taxes	21,906	7,214
Total current liabilities	563,585	600,508
Other liabilities
Long-term debt and capital lease obligations	242,851	426,458
Pension benefits obligation	627,697	631,756
Postretirement benefits obligation	62,879	71,628
Other	92,223	107,775
Total other liabilities	1,025,650	1,237,617
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2015 – 168,263,533; 2014 – 151,701,136 (including treasury shares: 2015 – 7,691,129; 2014 – 2,180,442)	16,826	15,170
Class B – convertible – authorized and issued shares: 2015 – 816,635; 2014 – 816,635 (including treasury shares: 2015 – none; 2014 – none)	82	82
Additional paid-in capital	146,348	39,217
Retained earnings	1,328,744	1,291,907
Common stock held in treasury, at cost	(156,155)	(86,253)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	17	5,705
Funded status of benefit plans	(509,111)	(539,500)
Total accumulated other comprehensive loss, net of income taxes	(509,094)	(533,795)
Total New York Times Company stockholders’ equity	826,751	726,328
Noncontrolling interest	1,704	2,021
Total stockholders’ equity	828,455	728,349
Total liabilities and stockholders’ equity	$2,417,690	$2,566,474
 See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 47

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Revenues
Circulation	$845,504	$836,822	$824,277
Advertising	638,709	662,315	666,687
Other	95,002	89,391	86,266
Total revenues	1,579,215	1,588,528	1,577,230
Operating costs
Production costs:
Raw materials	77,176	88,958	92,886
Wages and benefits	354,516	357,573	332,085
Other	186,120	197,464	201,942
Total production costs	617,812	643,995	626,913
Selling, general and administrative costs	713,837	761,055	706,354
Depreciation and amortization	61,597	79,455	78,477
Total operating costs	1,393,246	1,484,505	1,411,744
Early termination charge	—	2,550	—
Pension settlement charge	40,329	9,525	3,228
Multiemployer pension plan withdrawal expense	9,055	—	6,171
Operating profit	136,585	91,948	156,087
Loss from joint ventures	(783)	(8,368)	(3,215)
Interest expense, net	39,050	53,730	58,073
Income from continuing operations before income taxes	96,752	29,850	94,799
Income tax expense/(benefit)	33,910	(3,541)	37,892
Income from continuing operations	62,842	33,391	56,907
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(20,413)
(Loss)/gain on sale, net of income taxes	—	(1,086)	28,362
(Loss)/income from discontinued operations, net of income taxes	—	(1,086)	7,949
Net income	62,842	32,305	64,856
Net loss attributable to the noncontrolling interest	404	1,002	249
Net income attributable to The New York Times Company common stockholders	$63,246	$33,307	$65,105
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$63,246	$34,393	$57,156
(Loss)/income from discontinued operations, net of income taxes	—	(1,086)	7,949
Net income	$63,246	$33,307	$65,105
See Notes to the Consolidated Financial Statements.

P. 48 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 27, 2015	December 28, 2014	December 29, 2013
Average number of common shares outstanding:
Basic	164,390	150,673	149,755
Diluted	166,423	161,323	157,774
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.38	$0.23	$0.38
(Loss)/income from discontinued operations, net of income taxes	—	(0.01)	0.05
Net income	$0.38	$0.22	$0.43
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.38	$0.21	$0.36
(Loss)/income from discontinued operations, net of income taxes	—	(0.01)	0.05
Net income	$0.38	$0.20	$0.41
Dividends declared per share	$0.16	$0.16	$0.08
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 49

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Net income	$62,842	$32,305	$64,856
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-(loss)/gain	(8,803)	(11,006)	2,613
Unrealized gain on available-for-sale security	—	—	729
Pension and postretirement benefits obligation	50,579	(206,889)	180,340
Other comprehensive income/(loss), before tax	41,776	(217,895)	183,682
Income tax (expense)/ benefit	(16,988)	86,110	(73,165)
Other comprehensive income/(loss), net of tax	24,788	(131,785)	110,517
Comprehensive income/(loss)	87,630	(99,480)	175,373
Comprehensive income/(loss) attributable to the noncontrolling interest	317	1,603	(313)
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$87,947	$(97,877)	$175,060
See Notes to the Consolidated Financial Statements.

P. 50 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 30, 2012	$15,109	$25,610	$1,230,450	$(96,278)	$(512,566)	$662,325	$3,311	$665,636
Net income/(loss)	—	—	65,105	—	—	65,105	(249)	64,856
Dividends	—	—	(12,037)	—	—	(12,037)	—	(12,037)
Other comprehensive income	—	—	—	—	109,955	109,955	562	110,517
Issuance of shares:
Stock options – 914,272 Class A shares	92	4,994	—	—	—	5,086	—	5,086
Stock conversions – 324 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 104,054 Class A shares	10	(756)	—	—	—	(746)	—	(746)
401(k) Company stock match – 303,066 Class A shares	—	(6,571)	—	10,025	—	3,454	—	3,454
Stock-based compensation	—	6,813	—	—	—	6,813	—	6,813
Income tax benefit related to share-based payments	—	2,955	—	—	—	2,955	—	2,955
Balance, December 29, 2013	15,211	33,045	1,283,518	(86,253)	(402,611)	842,910	3,624	846,534
Net income/(loss)	—	—	33,307	—	—	33,307	(1,002)	32,305
Dividends	—	—	(24,918)	—	—	(24,918)	—	(24,918)
Other comprehensive loss	—	—	—	—	(131,184)	(131,184)	(601)	(131,785)
Issuance of shares:
Stock options – 169,286 Class A shares	17	1,102	—	—	—	1,119	—	1,119
Stock conversions – 1,426 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 241,607 Class A shares	24	(2,355)	—	—	—	(2,331)	—	(2,331)
Stock-based compensation	—	9,480	—	—	—	9,480	—	9,480
Income tax shortfall related to share-based payments	—	(2,055)	—	—	—	(2,055)	—	(2,055)
Balance, December 28, 2014	15,252	39,217	1,291,907	(86,253)	(533,795)	726,328	2,021	728,349
Net income/(loss)	—	—	63,246	—	—	63,246	(404)	62,842
Dividends	—	—	(26,409)	—	—	(26,409)	—	(26,409)
Other comprehensive income	—	—	—	—	24,701	24,701	87	24,788
Issuance of shares:
Stock options – 341,362 Class A shares	34	1,909	—	—	—	1,943	—	1,943
Restricted stock units vested – 233,901 Class A shares	23	(2,207)	—	—	—	(2,184)	—	(2,184)
Performance-based awards – 87,134 Class A shares	9	(1,574)	—	—	—	(1,565)	—	(1,565)
Warrants – 15,900,000 Class A shares	1,590	99,474	—	19	—	101,083	—	101,083
Share Repurchases – 5,511,233 Class A shares	—	—	—	(69,921)	—	(69,921)	—	(69,921)
Stock-based compensation	—	10,431	—	—	—	10,431	—	10,431
Income tax shortfall related to share-based payments	—	(902)	—	—	—	(902)	—	(902)
Balance, December 27, 2015	$16,908	$146,348	$1,328,744	$(156,155)	$(509,094)	$826,751	$1,704	$828,455

See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 51

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Cash flows from operating activities
Net income	$62,842	$32,305	$64,856
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of assets	—	—	34,300
Multiemployer pension plan withdrawal expense	9,055	—	14,168
Gain on insurance settlement	—	(1,859)	—
Pension settlement charge	40,329	9,525	3,228
Early termination charge	—	2,550	—
Loss/(gain) on sales of New England Media Group & About Group	—	—	(47,561)
Depreciation and amortization	61,597	79,455	85,477
Stock-based compensation expense	10,588	8,880	8,741
Undistributed loss of joint ventures	783	10,980	3,619
Deferred income taxes	(10,102)	(10,621)	44,102
Long-term retirement benefit obligations	(15,404)	(37,334)	(112,133)
Uncertain tax positions	1,627	17,310	1,387
Other – net	7,745	12,141	11,541
Changes in operating assets and liabilities:
Accounts receivable – net	5,510	(10,166)	3,148
Other current assets	22,141	507	1,851
Accounts payable and other liabilities	(22,833)	(33,911)	(83,072)
Unexpired subscriptions	1,448	729	1,203
Net cash provided by operating activities	175,326	80,491	34,855
Cash flows from investing activities
Purchases of marketable securities	(818,865)	(777,945)	(860,848)
Maturities of marketable securities	818,262	506,711	447,350
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	(26,005)	—
Proceeds from sale of business	—	—	68,585
Proceeds from investments – net of purchases	(5,068)	7,331	12,004
Capital expenditures	(26,965)	(35,350)	(16,942)
Proceeds from insurance settlement	—	1,638	—
Change in restricted cash	1,521	(1,401)	(3,806)
Other-net	412	304	—
Net cash (used in)/provided by investing activities	(30,703)	(324,717)	(353,657)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(223,648)	(38,857)	(19,959)
Dividends paid	(26,599)	(24,858)	(6,040)
Capital shares:
Stock issuances	103,026	1,120	5,086
Repurchases	(69,293)	—	—
Windfall tax benefit related to share-based payments	2,303	1,209	1,654
Net cash used in financing activities	(214,211)	(61,386)	(19,259)
Net (decrease)/increase in cash and cash equivalents	(69,588)	(305,612)	(338,061)
Effect of exchange rate changes on cash and cash equivalents	(1,243)	(526)	316
Cash and cash equivalents at the beginning of the year	176,607	482,745	820,490
Cash and cash equivalents at the end of the year	$105,776	$176,607	$482,745
See Notes to the Consolidated Financial Statements.

P. 52 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Cash payments
Interest, net of capitalized interest	$41,449	$54,252	$54,821
Income tax payment/(refunds) – net	$21,078	$21,325	$42,792
See Notes to the Consolidated Financial Statements.
Non-Cash Investing Activities
In each of 2014 and 2013, we received approximately $7 million of the total amount held in escrow to satisfy certain indemnification provisions related to the sale of our remaining ownership interest in Indeed.com in 2012.

THE NEW YORK TIMES COMPANY – P. 53

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a global media organization that includes newspapers, print and digital products and investments (see Note 5). The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are circulation and advertising.
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
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal years 2015, 2014 and 2013 each comprised 52 weeks and ended on December 27, 2015, December 28, 2014, and December 29, 2013, respectively.
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
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and investments. Cash and cash equivalents are placed with major financial institutions. As of December 27, 2015, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
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

P. 54 – THE NEW YORK TIMES COMPANY

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
We evaluate whether there has been an impairment of our cost and equity method investments annually or in an interim period if circumstances indicate that a possible impairment may exist.
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
We test for goodwill impairment at the reporting unit level, which is our single operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2015 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
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

THE NEW YORK TIMES COMPANY – P. 55

The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of the reporting unit.
The significant estimates and assumptions used by management in assessing the recoverability of goodwill acquired are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
In addition to annual testing, management uses certain indicators to evaluate whether the carrying value of our reporting unit may not be recoverable and an interim impairment test may be required. These indicators include: (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological, (3) significant impairments and (4) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. Additionally, management believes that the likelihood of an impairment of goodwill is remote due to the excess market capitalization relative to its net book value. See Note 4.
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $41 million and $43 million as of December 27, 2015 and December 28, 2014, respectively.
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

P. 56 – THE NEW YORK TIMES COMPANY

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

THE NEW YORK TIMES COMPANY – P. 57

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
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” as part of its simplification initiative. The ASU requires entities to present all deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet instead of separating deferred taxes into current and noncurrent amounts. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted. The new guidance is effective for fiscal years beginning after December 31, 2017. We adopted this ASU prospectively to the relevant presentation and disclosures beginning with our fiscal year ended December 27, 2015. Prior periods have not been retrospectively adjusted.
In April 2015, the FASB issued ASU 2015-05, “ Customer’s Accounting for Fees Paid in Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license and how to account for the license under each scenario. The guidance is effective for the Company for fiscal years beginning December 28, 2015 and interim periods within those annual periods. A reporting entity may apply the guidance prospectively to all arrangements entered into or materially modified after the service effective date, or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We adopted this ASU prospectively beginning with our fiscal year ended December 27, 2015. The adoption of this guidance had no impact on our financial statements. Prior periods have not been retrospectively adjusted.
In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employers Defined Benefit Obligation and Plan Assets,” which provides guidance on practical expedients with fiscal years that do not coincide with a month end. The amended guidance is effective for the Company for fiscal years beginning December 28, 2015 and interim periods within those annual periods. The amendments in the guidance should be applied prospectively. Early adoption is permitted. We adopted this ASU prospectively to the relevant presentation and disclosures beginning with our fiscal year ended December 27, 2015. Prior periods have not been retrospectively adjusted.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Early application is permitted. We adopted this ASU retrospectively to the relevant presentation and disclosures as of December 27, 2015 and December 28, 2014.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250, “Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings effective for fiscal years beginning after December 31, 2017, subject to finalization. Early application is permitted. We are currently in the process of evaluating the impact of the revenue guidance.
The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

P. 58 – THE NEW YORK TIMES COMPANY

3. Marketable Securities
Our marketable debt securities consisted of the following:

(In thousands)	December 27, 2015	December 28, 2014
Short-term marketable securities
U.S Treasury securities	$184,278	$238,488
Corporate debt securities	185,561	208,346
U.S. agency securities	65,222	32,009
Municipal securities	1,363	13,622
Certificates of deposit	60,244	109,293
Commercial paper	10,971	34,985
Total short-term marketable securities	$507,639	$636,743
Long-term marketable securities
Corporate debt securities	$119,784	$71,191
U.S. agency securities	150,583	95,204
U.S Treasury securities	20,769	—
Municipal securities	—	1,425
Total long-term marketable securities	$291,136	$167,820
Marketable debt securities
As of December 27, 2015, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
4. Goodwill
The changes in the carrying amount of goodwill in 2015 and 2014 were as follows:

(In thousands)	Total Company
Balance as of December 29, 2013	$125,871
Foreign currency translation	(9,449)
Balance as of December 28, 2014	116,422
Foreign currency translation	(7,337)
Balance as of December 27, 2015	$109,085
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
5. Investments
Investments in Joint Ventures
As of December 27, 2015, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%

THE NEW YORK TIMES COMPANY – P. 59

We have investments in Donohue Malbaie, Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Maine (together, the “Paper Mills”), and Women in the World Media, LLC, a live-event conference business.
Our investments above are accounted for under the equity method, and are recorded in “Investments in joint ventures” in our Consolidated Balance Sheets. Our proportionate shares of the operating results of our investments are recorded in “Loss from joint ventures” in our Consolidated Statements of Operations and in “Investments in joint ventures” in our Consolidated Balance Sheets.
In 2015, we had a loss from joint ventures of $0.8 million compared with a loss of $8.4 million in 2014. The improvement reflected an impairment charge in 2014 related to our investment in Madison, as well as increased income from our investment in Malbaie, which benefited from the impact of a significantly weakened Canadian dollar. This was partially offset by losses from our investment in Madison, which continued to face declining demand for supercalendered paper and was at a competitive disadvantage to Canadian mills selling paper to the United States, which benefited from the Canadian dollar value decline.
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
Our Company and UPM-Kymmene Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary. UPM-Kymmene owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company.
We received no distributions from Malbaie in 2015, $3.9 million in 2014 and $1.4 million in 2013.
We received no distributions from Madison in 2015, 2014, or 2013.
We purchase newsprint, and have purchased supercalendered paper, from the Paper Mills. Such purchases aggregated approximately $12 million in 2015, $20 million in 2014 and $21 million in 2013. Effective February 2015, we no longer purchase supercalendered paper.
Cost Method Investments
The aggregate carrying amount of cost method investments included in “Miscellaneous assets’’ in our Consolidated Balance Sheets were $11.9 million and $10.0 million for December 27, 2015 and December 28, 2014, respectively.

P. 60 – THE NEW YORK TIMES COMPANY

6. Debt Obligations
Our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	December 27, 2015	December 28, 2014
Total debt and capital lease obligations:
Senior notes due in 2015
Principal amount	$—	$223,669
Less unamortized discount based on imputed interest rate of 5.0%	—	7
Total senior notes due in 2015	—	223,662
Senior notes due in 2016
Principal amount	189,170	189,170
Less unamortized discount based on imputed interest rate of 6.625%	793	1,566
Total senior notes due in 2016	188,377	187,604
Option to repurchase ownership interest in headquarters building in 2019
Principal amount	250,000	250,000
Less unamortized discount based on imputed interest rate of 13.0%	13,905	17,882
Total option to repurchase ownership interest in headquarters building in 2019	236,095	232,118
Capital lease obligations	6,756	6,736
Total debt and capital lease obligations	431,228	650,120
Less current portion	188,377	223,662
Total long-term debt and capital lease obligations	$242,851	$426,458
See Note 8 for information regarding the fair value of our long-term debt.
The aggregate face amount of maturities of debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2016	$189,170
2017	—
2018	—
2019	250,000
2020	—
Thereafter	—
Total face amount of maturities	439,170
Less: Unamortized debt costs and discount	(14,698)
Carrying value of debt (excludes capital leases)	$424,472
Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Interest expense	$41,973	$51,877	$52,913
Premium on debt repurchases	—	2,538	2,127
Amortization of debt costs and discount on debt	4,756	4,651	4,548
Capitalized interest	(338)	(152)	—
Interest income	(7,341)	(5,184)	(1,515)
Total interest expense, net	$39,050	$53,730	$58,073

THE NEW YORK TIMES COMPANY – P. 61

5.0% Notes
In 2005, we issued $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015 (“5.0% Notes”). In March 2015, we repaid, at maturity, the remaining principal amount of the 5.0% Notes. During 2014, we repurchased $20.4 million principal amount of the 5.0% Notes and recorded a $0.3 million pre-tax charge in connection with the repurchase. This charge is included in “Interest expense, net” in our Consolidated Statements of Operations.
6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”). During 2014, we repurchased $18.4 million principal amount of the 6.625% Notes and recorded a $2.2 million pre-tax charge in connection with the repurchases. During 2013, we repurchased $17.4 million principal amount of the 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases.
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
The Company intends to repay the 6.625% Notes in full at their maturity on December 15, 2016.
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
7. Other
Severance Costs
We recognized severance costs of $7.0 million in 2015, $36.1 million in 2014 and $12.4 million in 2013. The majority of the 2014 costs related to workforce reductions. These costs are recorded in “Selling, general and administrative costs” in our Consolidated Statements of Operations.
We had a severance liability of $14.9 million and $34.6 million included in “Accrued expenses and other” in our Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014, respectively.

P. 62 – THE NEW YORK TIMES COMPANY

Pension Settlement Charges
See Note 9 for information regarding pension settlement charges.
Multiemployer Pension Plan Withdrawal Expense
See Note 9 for information regarding multiemployer pension plan withdrawal expense.
Early Termination Charge
In 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.
Advertising Expenses
Advertising expenses incurred to promote our consumer and marketing services were $83.4 million, $89.5 million and $86.0 million for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Consolidated Statements of Operations were $11.9 million, $29.4 million and $27.4 million for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.
Reserve for Uncertain Tax Positions
In 2015 and 2014, we recorded a $2.5 million and $21.1 million income tax benefit, respectively, primarily due to a reduction in the Company’s reserve for uncertain tax positions.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 27, 2015 and December 28, 2014, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 27, 2015 and December 28, 2014:

(In thousands)	December 27, 2015				December 28, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$35,578	$35,578	$—	$—	$45,136	$45,136	$—	$—
The deferred compensation liability, included in “Other liabilities—Other” in our Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The DEC was frozen effective December 31, 2015.

THE NEW YORK TIMES COMPANY – P. 63

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, that were part of operations that have been classified as discontinued operations are only recorded at fair value if an impairment charge is recognized. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during 2014 and 2013 on those assets. There was no impairment recognized in 2015.
2014

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses for the Year Ended
	December 28, 2014	Level 1	Level 2	Level 3	December 28, 2014
Investments in joint ventures	$—	$—	$—	$—	$9,216 (1)

(1)	Impairment losses related to Madison are included within “Loss from joint ventures” for the year ended December 28, 2014. See Note 5 for additional information.
The impairment of assets in 2014 reflects the impairment of one of our investments in joint ventures, Madison. During the fourth quarter of 2014, we estimated the fair value less cost to sell of the group held for sale, using unobservable inputs (Level 3). We recorded a $9.2 million non-cash charge in the fourth quarter of 2014. Our proportionate share of the loss was $4.7 million after tax and adjusted for the allocation of the loss to the non-controlling interest.
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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of December 27, 2015 and December 28, 2014, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $236 million as of December 27, 2015 and $420 million as of December 28, 2014. The fair value of our long-term debt was approximately $316 million as of December 27, 2015 and $527 million as of December 28, 2014. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

P. 64 – THE NEW YORK TIMES COMPANY

9. Pension Benefits
Single-Employer Plans
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in joint Company and Guild-sponsored plans covering employees who are members of The News Guild of New York, including The Newspaper Guild of New York - The New York Times Pension Fund, which was frozen in 2012 and replaced with a new defined benefit pension plan, The Guild-Times Adjustable Pension Plan.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 27, 2015			December 28, 2014			December 29, 2013
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$11,932	$157	$12,089	$9,543	$184	$9,727	$11,225	$1,162	$12,387
Interest cost	74,536	10,060	84,596	84,447	10,450	94,897	77,136	10,681	87,817
Expected return on plan assets	(115,261)	—	(115,261)	(113,839)	—	(113,839)	(124,250)	—	(124,250)
Amortization and other costs	36,442	5,081	41,523	26,620	4,718	31,338	33,770	5,561	39,331
Amortization of prior service (credit)/cost	(1,945)	—	(1,945)	(1,945)	—	(1,945)	(1,945)	—	(1,945)
Effect of settlement	40,329	—	40,329	—	9,525	9,525	—	3,228	3,228
Net periodic pension cost/(income)	$46,033	$15,298	$61,331	$4,826	$24,877	$29,703	$(4,064)	$20,632	$16,568
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
In the fourth quarter of 2013, we recorded a pension settlement charge of $3.2 million in connection with a lump-sum payment offer made to certain former employees who participated in certain non-qualified pension plans. These lump-sum payments totaled $10.9 million and were paid out of Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $12.7 million.

THE NEW YORK TIMES COMPANY – P. 65

Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Net actuarial loss/(gain)	$31,044	$254,525	$(178,088)
Amortization of loss	(41,523)	(30,665)	(39,017)
Amortization of prior service cost	1,945	1,945	1,945
Effect of curtailment	(1,264)	—	—
Effect of settlement	(40,329)	(9,525)	(3,358)
Total recognized in other comprehensive (income)/loss	(50,127)	216,280	(218,518)
Net periodic pension cost	61,331	29,703	16,568
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$11,204	$245,983	$(201,950)
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $33 million and $2 million, respectively.
In the fourth quarter of 2015, the Company’s ERISA Management Committee made a decision to freeze the accrual of benefits under the Retirement Annuity Plan For Craft Employees of The New York Times Companies with respect to all participants covered by a collective bargaining agreement between the Company and The New York Newspaper Printing Pressmen’s Union No. 2N/1SE, effective as of the close of business on December 31, 2015. As a result, we recorded a curtailment of $1.3 million in 2015.
The amount of cost recognized for defined contribution benefit plans was approximately $16 million for 2015, $17 million for 2014 and $18 million for 2013.

P. 66 – THE NEW YORK TIMES COMPANY

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/(loss) were as follows:

	December 27, 2015			December 28, 2014
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$2,101,573	$267,824	$2,369,397	$1,778,647	$262,501	$2,041,148
Service cost	11,932	157	12,089	9,543	184	9,727
Interest cost	74,536	10,060	84,596	84,447	10,450	94,897
Plan participants’ contributions	20	—	20	26	—	26
Actuarial (gain)/loss	(129,187)	(14,372)	(143,559)	330,224	36,604	366,828
Curtailments	(1,264)	—	(1,264)	—	—	—
Lump-sum settlement paid	(98,348)	—	(98,348)	—	(24,015)	(24,015)
Benefits paid	(107,352)	(16,231)	(123,583)	(101,314)	(17,507)	(118,821)
Effects of change in currency conversion	—	(351)	(351)	—	(393)	(393)
Benefit obligation at end of year	1,851,910	247,087	2,098,997	2,101,573	267,824	2,369,397
Change in plan assets
Fair value of plan assets at beginning of year	1,837,250	—	1,837,250	1,698,091	—	1,698,091
Actual return on plan assets	(59,342)	—	(59,342)	225,470	—	225,470
Employer contributions	7,128	16,231	23,359	14,977	41,522	56,499
Plan participants’ contributions	20	—	20	26	—	26
Lump-sum settlement paid	(98,348)	—	(98,348)	—	(24,015)	(24,015)
Benefits paid	(107,352)	(16,231)	(123,583)	(101,314)	(17,507)	(118,821)
Fair value of plan assets at end of year	1,579,356	—	1,579,356	1,837,250	—	1,837,250
Net amount recognized	$(272,554)	$(247,087)	$(519,641)	$(264,323)	$(267,824)	$(532,147)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$—	$(16,043)	$(16,043)	$—	$(15,767)	$(15,767)
Noncurrent liabilities	(272,554)	(231,044)	(503,598)	(264,323)	(252,057)	(516,380)
Net amount recognized	$(272,554)	$(247,087)	$(519,641)	$(264,323)	$(267,824)	$(532,147)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$821,648	$100,344	$921,992	$854,267	$119,797	$974,064
Prior service credit	(24,621)	—	(24,621)	(26,565)	—	(26,565)
Total	$797,027	$100,344	$897,371	$827,702	$119,797	$947,499

THE NEW YORK TIMES COMPANY – P. 67

The accumulated benefit obligation for all pension plans was $2.09 billion and $2.36 billion as of December 27, 2015 and December 28, 2014, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 27, 2015	December 28, 2014
Projected benefit obligation	$2,098,997	$2,369,397
Accumulated benefit obligation	$2,092,600	$2,362,050
Fair value of plan assets	$1,579,356	$1,837,250
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 27, 2015	December 28, 2014
Discount rate	4.60%	4.05%
Rate of increase in compensation levels	2.96%	2.89%
The rate of increase in compensation levels is applicable only for qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 27, 2015	December 28, 2014	December 29, 2013
Discount rate	4.05%	4.90%	4.00%
Rate of increase in compensation levels	2.89%	2.87%	3.50%
Expected long-term rate of return on assets	7.01%	7.02%	7.85%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 27, 2015	December 28, 2014
Discount rate	4.40%	3.90%
Rate of increase in compensation levels	2.50%	2.50%
The rate of increase in compensation levels is applicable only for the non-qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 27, 2015	December 28, 2014	December 29, 2013
Discount rate	3.90%	4.60%	3.70%
Rate of increase in compensation levels	2.50%	2.50%	3.00%
We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.

P. 68 – THE NEW YORK TIMES COMPANY

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
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
In October 2014, the Society of Actuaries (“SOA”) released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our qualified and non-qualified pension obligations resulting from the new mortality assumptions in 2014 was an increase of $117.0 million.
For fiscal year 2016, we are changing the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Going forward, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The spot rates used to determine service and interest costs ranged from 0.84% to 5.18%. Based on current economic conditions, we estimate that the service cost and interest cost for our pension plans will be reduced by $18.1 million in 2016. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.
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

THE NEW YORK TIMES COMPANY – P. 69

fixed income securities, whose return over time is expected to exceed the rate of growth in our pension plan obligations (“Return-Seeking Assets”).
The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of each pension plan. Under our policy, for example, a funded status between 95% and 97.5% requires an allocation of total assets of 53% to 63% to Long Duration Assets and 37% to 47% to Return-Seeking Assets. As our funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range
Public Equity	70%	-	90%
Growth Fixed Income	0%	-	15%
Alternatives	0%	-	15%
Cash	0%	-	10%
The asset allocations of our Company-sponsored pension plans by asset category for both Long Duration and Return-Seeking Assets, as of December 27, 2015, were as follows:

Asset Category	Percentage
Public Equity	45%
Fixed Income	51%
Alternatives	4%
Cash	—%
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

P. 70 – THE NEW YORK TIMES COMPANY

Fair Value of Plan Assets
The fair value of the assets underlying our Company-sponsored qualified pension plans and The Newspaper Guild of New York - The New York Times Pension Fund by asset category are as follows:

	Fair Value Measurement at December 27, 2015
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category(1)	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$47,136	$—	$—	$47,136
International Equities	48,834	—	—	48,834
Common/Collective Funds(2)	—	761,812	—	761,812
Fixed Income Securities:
Corporate Bonds	—	417,554	—	417,554
U.S. Treasury and Other Government Securities	—	119,098	—	119,098
Group Annuity Contract	—	57,044	—	57,044
Municipal and Provincial Bonds	—	36,912	—	36,912
Government Sponsored Enterprises(3)	—	6,250	—	6,250
Other	—	11,511	—	11,511
Cash and Cash Equivalents	—	12,255	—	12,255
Private Equity	—	—	29,707	29,707
Hedge Fund	—	—	31,243	31,243
Assets at Fair Value	$95,970	$1,422,436	$60,950	$1,579,356

(1)	Includes the assets of The Guild-Times Adjustable Pension Plan and the Retirement Annuity Plan which are not part of the Master Trust.

(2)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value of the underlying funds.

(3)	Represents investments that are not backed by the full faith and credit of the United States government.

THE NEW YORK TIMES COMPANY – P. 71

	Fair Value Measurement at December 28, 2014
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$48,640	$—	$—	$48,640
International Equities	51,154	—	—	51,154
Common/Collective Funds(1)	—	697,075	—	697,075
Fixed Income Securities:
Corporate Bonds	—	539,098	—	539,098
U.S. Treasury and Other Government Securities	—	150,496	—	150,496
Group Annuity Contract	—	76,290	—	76,290
Municipal and Provincial Bonds	—	47,046	—	47,046
Government Sponsored Enterprises(2)	—	9,517	—	9,517
Other	—	22,951	—	22,951
Cash and Cash Equivalents	52	127,910	—	127,962
Private Equity	—	—	35,727	35,727
Hedge Fund	—	—	31,294	31,294
Assets at Fair Value	$99,846	$1,670,383	$67,021	$1,837,250

(1)	Includes the assets of The Guild-Times Adjustable Pension Plan and the Retirement Annuity Plan which are not part of the Master Trust.

(2)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value of the underlying funds.

(3)	Represents investments that are not backed by the full faith and credit of the United States government.
Level 1 and Level 2 Investments
Where quoted prices are available in an active market for identical assets, such as equity securities traded on an exchange, transactions for the asset occur with such frequency that the pricing information is available on an ongoing/daily basis. We classify these types of investments as Level 1 where the fair value represents the closing/last trade price for these particular securities.
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
Level 3 Investments
Certain pension plans have investments in private equity funds and a hedge fund as of December 27, 2015 and December 28, 2014 that have been determined to be Level 3 investments, within the fair value hierarchy, because the inputs to determine fair value are considered unobservable.
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

P. 72 – THE NEW YORK TIMES COMPANY

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 27, 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Hedge Fund	Private Equity	Total
Balance at beginning of year	$31,294	$35,727	$67,021
Actual gain/(loss) on plan assets:
Relating to assets still held	(51)	(2,170)	(2,221)
Capital contribution	—	1,288	1,288
Return of Capital	—	(5,138)	(5,138)
Balance at end of year	$31,243	$29,707	$60,950
The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 28, 2014 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Hedge Fund	Private Equity	Total
Balance at beginning of year	$30,325	$40,537	$70,862
Actual gain on plan assets:
Relating to assets still held	969	(1,775)	(806)
Capital contribution	—	2,008	2,008
Return of Capital	—	(5,043)	(5,043)
Balance at end of year	$31,294	$35,727	$67,021
Cash Flows
In August 2014, the Highway and Transportation Funding Act of 2014 was enacted. The legislation extended interest rate stabilization for single-employer defined benefit pension plan funding for an additional five years. In 2015, we made contributions to qualified pension plans of $7.1 million. We expect contributions to total approximately $8 million to satisfy minimum funding requirements in 2016.
In January 2013, we made a contribution of approximately $57 million to The Newspaper Guild of New York - The New York Times Pension Fund, of which $20 million was estimated to be necessary to satisfy minimum funding requirements in 2013. Mandatory contributions to other qualified pension plans increased our total contributions to approximately $74 million for the full year of 2013.
The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2016	$107,149	$16,360	$123,509
2017	108,010	17,110	125,120
2018	109,054	17,079	126,133
2019	110,552	17,186	127,738
2020	111,509	16,876	128,385
2021-2025 (1)	581,287	82,427	663,714

(1)	While benefit payments under these plans are expected to continue beyond 2025, we have presented in this table only those benefit payments estimated over the next 10 years.

THE NEW YORK TIMES COMPANY – P. 73

Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. Over the past few years, certain events, such as amendments to various collective bargaining agreements and the sale of the New England Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. In 2015 and 2013, we recorded $9.1 million and $6.2 million in charges for partial withdrawal obligations under multiemployer pension plans, respectively. We recorded an estimated charge for multiemployer pension plan withdrawal obligations of $14.2 million in 2013, which includes $8.0 million directly related to the sale of the New England Media Group. There was no such charge in 2014.
Our multiemployer pension plan withdrawal liability was approximately $124 million as of December 27, 2015 and approximately $116 million as of December 28, 2014. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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

•
If we elect to withdraw from these plans or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, we may be assessed a withdrawal liability based on a calculated share of the underfunded status of the plan.

•	If a multiemployer plan from which we have withdrawn subsequently experiences a mass withdrawal, we may be required to make additional contributions under applicable law.
Our participation in significant plans for the fiscal period ended December 27, 2015, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

P. 74 – THE NEW YORK TIMES COMPANY

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2015	2014		2015	2014	2013
CWA/ITU Negotiated Pension Plan	13-6212879-001	Red as of 1/01/15	Red as of 1/01/14	Implemented	$543	$611	$663	No	3/30/2016(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	13-6122251-001	Green as of 6/01/15	Green as of 6/01/14	N/A	1,038	1,102	1,217	No	3/30/2020(2)
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Red as of 1/01/15	Red as of 1/01/14	Implemented	57	58	124	Yes	3/30/2021(3)
Pressmen’s Publishers’ Pension Fund	13-6121627-001	Green as of 4/01/15	Green as of 4/01/14	N/A	1,033	1,097	1,016	No	3/30/2021(4)
Paper-Handlers’-Publishers’ Pension Fund	13-6104795-001	Red as of 4/01/15	Green as of 4/01/14	Pending	97	103	114	Yes	3/30/2021(5)
Contributions for individually significant plans					$2,768	$2,971	$3,134
Contributions to other multiemployer plans					—	—	945
Total Contributions					$2,768	$2,971	$4,079

(1)	There are two collective bargaining agreements (Mailers and Typographers) requiring contributions to this plan, which both expire March 30, 2016.

(2)
Elections under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010: Extended Amortization of Net Investment Losses (IRS Section 431(b)(8)(A)) and the Expanded Smoothing Period (IRS Section 431(b)(8)(B)).

(3)
We previously had two collective bargaining agreements requiring contributions to this plan. With the sale of the New England Media Group only one collective bargaining agreement remains for the Stereotypers, which expires March 30, 2021. The method for calculating actuarial value of assets was changed retroactive to January 1, 2009, as elected by the Board of Trustees and as permitted by IRS Notice 2010-83. This election includes smoothing 2008 investment losses over ten years.

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

(5)	Board of Trustees elected funding relief. This election includes smoothing the March 31, 2009 investment losses over 10 years.
The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008 through August 31, 2009.
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)

CWA/ITU Negotiated Pension Plan	12/31/2014 & 12/31/2013(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2014 & 5/31/2013(1)
Pressmen’s Publisher’s Pension Fund	3/31/2015 & 3/31/2014
Paper-Handlers’-Publishers’ Pension Fund	3/31/2015 & 3/31/2014
(1) Forms 5500 for the plans’ year ended of 12/31/15 and 5/31/15 were not available as of the date we filed our financial statements.
The Company received a notice and demand for payment of withdrawal liability from the Newspaper and Mail Deliverers’-Publishers’ Pension Fund September 2013 and December 2014 associated with alleged partial withdrawals. See Note 18 for further information.

THE NEW YORK TIMES COMPANY – P. 75

10. Other Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we do not provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We also contribute to a postretirement plan for Guild employees of The New York Times under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.
Net Periodic Other Postretirement Benefit (Income)/Expense
The components of net periodic postretirement benefit (income)/expense were as follows:

(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Service cost	$588	$580	$1,089
Interest cost	2,794	3,722	4,101
Amortization and other costs	5,197	7,299	4,440
Amortization of prior service credit	(9,495)	(7,199)	(13,051)
Effect of curtailment	—	—	(49,122)
Net periodic postretirement benefit (income)/expense	$(916)	$4,402	$(52,543)
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
In September 2014 and December 2014, the ERISA Management Committee approved certain changes to The New York Times Company Retiree Medical Plan provisions, which triggered a remeasurement under ASC 715-60, “Compensation — Retirement Benefits — Defined Benefit Plans — Other Postretirement.” The changes in the plan provisions decreased obligations by $25.5 million and the change in discount rate as of the remeasurement date increased obligations by $3.6 million. Overall, the remeasurement decreased our obligations by $21.9 million as reflected in other comprehensive income in our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income/(Loss).
The changes in the benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Net actuarial (gain)/loss	$(5,543)	$8,882	$(13,500)
Prior service cost/(credit)	1,145	(25,489)	(1,690)
Amortization of loss	(5,197)	(4,948)	(4,440)
Amortization of prior service credit	9,495	7,199	13,051
Recognition of prior service credit due to curtailment	—	—	49,122
Total recognized in other comprehensive (income)/loss	(100)	(14,356)	42,543
Net periodic postretirement benefit (income)/expense	(916)	4,402	(52,543)
Total recognized in net periodic postretirement benefit income and other comprehensive (income)/loss	$(1,016)	$(9,954)	$(10,000)
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $4.1 million and $8.4 million, respectively.

P. 76 – THE NEW YORK TIMES COMPANY

In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $16 million in 2015, $18 million in 2014 and $20 million in 2013.
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/loss were as follows:

(In thousands)	December 27, 2015	December 28, 2014
Change in benefit obligation
Benefit obligation at beginning of year	$81,054	$100,932
Service cost	588	580
Interest cost	2,794	3,722
Plan participants’ contributions	4,230	3,834
Actuarial (gain)/loss	(5,543)	12,091
Plan amendments	1,145	(25,489)
Benefits paid	(13,221)	(14,616)
Benefit obligation at the end of year	71,047	81,054
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	8,991	10,782
Plan participants’ contributions	4,230	3,834
Benefits paid	(13,221)	(14,616)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(71,047)	$(81,054)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(8,168)	$(9,426)
Noncurrent liabilities	(62,879)	(71,628)
Net amount recognized	$(71,047)	$(81,054)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$26,599	$37,339
Prior service credit	(41,309)	(51,950)
Total	$(14,710)	$(14,611)
 Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 27, 2015	December 28, 2014
Discount rate	4.04%	3.61%
Estimated increase in compensation level	3.50%	3.50%
Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 27, 2015	December 28, 2014	December 29, 2013
Discount rate	3.74%	4.22%	3.70%
Estimated increase in compensation level	3.50%	3.50%	3.50%

THE NEW YORK TIMES COMPANY – P. 77

The assumed health-care cost trend rates were as follows:

	December 27, 2015	December 28, 2014
Health-care cost trend rate	7.20%	7.20%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2015	$75	$(63)
Effect on accumulated postretirement benefit obligation as of December 27, 2015	$1,769	$(1,503)
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2016	$8,367
2017	7,684
2018	7,064
2019	6,436
2020	5,949
2021-2025 (1)	24,015

(1)	While benefit payments under these plans are expected to continue beyond 2025, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits amounted to $12.9 million as of December 27, 2015 and $15.9 million as of December 28, 2014.
In October 2014, the SOA released new mortality tables that increased life expectancy assumptions. During the fourth quarter of 2014, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our postretirement obligations resulting from the new mortality assumptions was an increase of $4.2 million.
For fiscal year 2016, we are changing the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Going forward, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The spot rates used to determine service and interest costs ranged from 0.84% to 5.18%. Based on current economic conditions, we estimate that the service cost and interest cost for our other postretirement benefit plans will be reduced by $0.7 million in 2016. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.

P. 78 – THE NEW YORK TIMES COMPANY

11. Other Liabilities
The components of the “Other Liabilities — Other” balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 27, 2015	December 28, 2014
Deferred compensation	$35,578	$45,136
Other liabilities	56,645	62,639
Total	$92,223	$107,775
Deferred compensation consists primarily of deferrals under our DEC, which has been frozen effective December 31, 2015. The DEC enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis.
We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $71.9 million as of December 27, 2015 and $72.1 million as of December 28, 2014.
Other liabilities in the preceding table primarily included our post employment liabilities as of December 27, 2015 and our contingent tax liability for uncertain tax positions as of December 28, 2014.
12. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 27, 2015		December 28, 2014		December 29, 2013
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$33,863	35.0	$10,448	35.0	$33,180	35.0
State and local taxes, net	5,093	5.2	4,620	15.5	8,312	8.8
Effect of enacted changes in tax laws	1,801	1.8	1,393	4.7	—	—
Reduction in uncertain tax positions	(2,545)	(2.6)	(21,147)	(70.8)	(1,803)	(1.9)
Loss/(gain) on Company-owned life insurance	75	0.1	(1,250)	(4.2)	(3,673)	(3.9)
Nondeductible expense, net	880	0.9	1,847	6.2	2,039	2.2
Domestic manufacturing deduction	(2,651)	(2.7)	—	—	—	—
Other, net	(2,606)	(2.7)	548	1.8	(163)	(0.2)
Income tax expense/(benefit)	$33,910	35.0	$(3,541)	(11.8)	$37,892	40.0

THE NEW YORK TIMES COMPANY – P. 79

The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Current tax expense/(benefit)
Federal	$41,199	$17,397	$18,903
Foreign	485	583	681
State and local	5,919	(25,625)	8,371
Total current tax expense/(benefit)	47,603	(7,645)	27,955
Deferred tax expense
Federal	(14,554)	4,014	5,426
Foreign	—	—	—
State and local	861	90	4,511
Total deferred tax (benefit)/expense	(13,693)	4,104	9,937
Income tax expense/(benefit)	$33,910	$(3,541)	$37,892
State tax operating loss carryforwards totaled $3.8 million as of December 27, 2015 and $7.5 million as of December 28, 2014. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives up to 18 years.

P. 80 – THE NEW YORK TIMES COMPANY

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 27, 2015	December 28, 2014
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$309,711	$320,174
Accruals for other employee benefits, compensation, insurance and other	32,731	42,294
Accounts receivable allowances	1,690	1,746
Net operating losses	38,703	46,726
Other	44,099	41,186
Gross deferred tax assets	426,934	452,126
Valuation allowance	(36,204)	(41,136)
Net deferred tax assets	$390,730	$410,990
Deferred tax liabilities
Property, plant and equipment	$57,065	$64,056
Intangible assets	10,790	11,607
Investments in joint ventures	11,694	13,971
Other	2,039	5,129
Gross deferred tax liabilities	81,588	94,763
Net deferred tax asset	$309,142	$316,227
Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$—	$63,640
Deferred tax asset – long-term	309,142	252,587
Net deferred tax asset	$309,142	$316,227
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
We had a valuation allowance totaling $36.2 million as of December 27, 2015 and $41.1 million as of December 28, 2014 for deferred tax assets primarily associated with net operating losses of non-U.S. operations, as we determined these assets were not realizable on a more-likely-than-not basis. In 2014, the valuation allowance was allocated in proportion to the related current and noncurrent gross deferred tax asset balances.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $4.4 million in 2015, $3.1 million in 2014 and $3.4 million in 2013.
As of December 27, 2015 and December 28, 2014, “Accumulated other comprehensive loss, net of income taxes” in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $353 million and $369 million, respectively.

THE NEW YORK TIMES COMPANY – P. 81

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 27, 2015	December 28, 2014	December 29, 2013
Balance at beginning of year	$16,324	$46,058	$45,308
Gross additions to tax positions taken during the current year	1,151	2,116	2,249
Gross additions to tax positions taken during the prior year	282	—	127
Gross reductions to tax positions taken during the prior year	(37)	(12,109)	(833)
Reductions from settlements with taxing authorities	—	(7,114)	—
Reductions from lapse of applicable statutes of limitations	(3,779)	(12,627)	(793)
Balance at end of year	$13,941	$16,324	$46,058
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $9.2 million as of December 27, 2015 and $10.7 million as of December 28, 2014.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $4 million as of December 27, 2015 and December 28, 2014. The total amount of accrued interest and penalties was a net benefit of $0.1 million in 2015, a net benefit of $8.6 million in 2014 and a net detriment of $1.7 million in 2013.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $4.9 million that would, if recognized, impact the effective tax rate.
13. Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group — consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties — and our 49% equity interest in Metro Boston, for approximately $70 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain is primarily related to an acceleration of prior service credits from retiree medical plan amendments announced in prior years, and is due to a cessation of service for employees at the New England Media Group. Post-closing adjustments in the first and fourth quarter of 2014 resulted in a loss of $0.3 million. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.
About Group
In the fourth quarter of 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300 million in cash, plus a net working capital adjustment of approximately $17 million. In 2012, the sale resulted in a pre-tax gain of $96.7 million ($61.9 million after tax). The net after-tax proceeds from the sale were approximately $291 million. In the fourth quarter of 2014, there was a legal settlement that resulted in a loss of $0.2 million. The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented.

P. 82 – THE NEW YORK TIMES COMPANY

Regional Media Group
In the first quarter of 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). In the fourth quarter of 2014, there was an environmental contingency that resulted in a loss of $0.4 million. The results of operations for the Regional Media Group have been classified as discontinued operations for all periods presented.
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

THE NEW YORK TIMES COMPANY – P. 83

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
14. Earnings/(Loss) Per Share
We compare earnings/(loss) per share using a two-class method, an earnings allocation method used when a company’s capital structure includes two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.
Earnings/(loss) per share is computed using both basic and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have the most significant impact on diluted shares. The increase in our basic shares is due to the exercise of warrants in January 2015, partially offset by repurchases of the Company’s Class A Common Stock.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options that was excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 5 million in 2015, 6 million in 2014 and 10 million in 2013, respectively.

P. 84 – THE NEW YORK TIMES COMPANY

15. Stock-Based Awards
As of December 27, 2015, the Company was authorized to grant stock-based compensation under its 2010 Incentive Compensation Plan (the “2010 Incentive Plan”), which became effective April 27, 2010 and was amended and restated effective April 30, 2014. The 2010 Incentive Plan replaced the 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
In 2013, the Company redesigned its long-term incentive compensation program, eliminating annual grants of time-based stock options and restricted stock units and long-term performance awards payable solely in cash for executives. In their place, executives have the opportunity to earn cash and shares of Class A Common Stock at the end of three-year performance cycles based in part on the achievement of financial goals tied to a financial metric and in part on stock price performance relative to companies in the Standard & Poor’s 500 Stock Index, with the majority of the target award to be settled in the Company’s Class A Common Stock.
We recognize stock-based compensation expense for these stock-settled long-term performance awards, as well as stock-settled restricted stock units, stock options and stock appreciation rights (together, “Stock-Based Awards”). Stock-based compensation expense was $10.6 million in 2015, $8.9 million in 2014 and $8.8 million in 2013.
Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Awards under the 1991 Incentive Plan and 2010 Incentive Plan generally vest over a stated vesting period or, with respect to awards granted prior to December 28, 2014, upon the retirement of an employee or director, as the case may be.
Prior to 2012, under our 2004 Directors’ Plan, each non-employee director of the Company received annual grants of non-qualified stock options with 10-year terms to purchase 4,000 shares of Class A Common Stock from the Company at the average market price of such shares on the date of grants. These grants were replaced with annual grants of cash-settled phantom stock units in 2012, and, accordingly, no grants of stock options have since been made under this plan. Under its terms, the 2004 Directors’ Plan terminated as of April 30, 2014.
In 2015, the annual grants of phantom stock units were replaced with annual grants of restricted stock units, granted under the 2010 Incentive Plan. Restricted stock units are awarded on the date of the annual meeting of stockholders and vest on the date of the subsequent year’s annual meeting, with the shares delivered upon a director’s cessation of membership on the Board of Directors. Each non-employee director is credited with additional restricted stock units with a value equal to the amount of all dividends paid on the Company’s Class A Common Stock.
Our pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies was approximately $25 million as of December 27, 2015.
Stock Options
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides for grants of both incentive and non-qualified stock options at an exercise price equal to the fair market value (as defined in each plan, respectively) of our Class A Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 10-year term and vest in equal annual installments. Due to a change in the Company’s long-term incentive compensation, no grants of stock options were made in 2015, 2014 or 2013.
The 2004 Directors’ Plan provided for grants of stock options to non-employee directors at an exercise price equal to the fair market value (as defined in the 2004 Directors’ Plan) of our Class A Common Stock on the date of grant. Prior to 2012, stock options were granted with a 1-year vesting period and a 10-year term. No grants of stock options were made in 2015, 2014 or 2013. Our Company’s directors are considered employees for purposes of stock-based compensation.

THE NEW YORK TIMES COMPANY – P. 85

Changes in our Company’s stock options in 2015 were as follows:

	December 27, 2015
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	8,170	$18	3	$16,234
Granted	—	—
Exercised	(341)	6
Forfeited/Expired	(1,439)	27
Options outstanding at end of period	6,390	$16	3	$13,938
Options expected to vest at end of period	6,390	$16	3	$13,938
Options exercisable at end of period	6,390	$16	3	$13,938
The total intrinsic value for stock options exercised was $2.7 million in 2015, $1.5 million in 2014 and $5.3 million in 2013.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes valuation model that uses the following assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. Dividend yield was based on expected Company dividends, if applicable on the date of grant. The fair value for stock options granted with different vesting periods and on different dates is calculated separately. There were no stock option grants in 2015, 2014 or 2013.
Restricted Stock Units
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to 5 years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2015 were as follows:

	December 27, 2015
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	1,059	$10
Granted	574	14
Vested	(386)	8
Forfeited	(88)	13
Unvested stock-settled restricted stock units at end of period	1,159	$13
Unvested stock-settled restricted stock units expected to vest at end of period	1,064	$13
The intrinsic value of stock-settled restricted stock units vested was $5.5 million in 2015, $5.8 million in 2014 and $1.9 million in 2013.

P. 86 – THE NEW YORK TIMES COMPANY

Long-Term Incentive Compensation
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period.
Cash-settled awards have been granted with three-year performance periods and are based on the achievement of specified financial performance measures. Cash-settled awards have been classified as a liability because we incurred a liability payable in cash. There were payments of approximately $3 million in 2015, $1 million in 2014 and $9 million in 2013.
Stock-settled awards have been granted with three-year performance periods and are based on relative Total Shareholder Return (“TSR”), which is calculated at stock appreciation plus deemed reinvested dividends and another performance measure. Stock-settled awards are payable in Class A Common Stock and are classified within equity. The fair value of TSR awards is determined at the date of grant using a market calculation simulation. The fair value of awards under the other performance measure is determined by the average market price on the grant date.
Compensation expense for TSR-based awards is recognized based on the fair value on grant date. Compensation expense for the other performance measure is based on the expected number of shares or cash to be delivered as of each reporting date.
Unrecognized Compensation Expense
As of December 27, 2015, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $15.7 million and is expected to be recognized over a weighted-average period of 1.58 years.
Reserved Shares
We generally issue shares for the exercise of stock options and stock-settled restricted stock units from unissued reserved shares.
Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 27, 2015	December 28, 2014
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	7,549	9,228
Stock-settled performance awards(1)	3,531	2,827
Outstanding	11,080	12,055
Available	7,282	8,408
Employee Stock Purchase Plan(2)
Available	6,410	6,410
401(k) Company stock match(3)
Available	3,045	3,045
Total Outstanding	11,080	12,055
Total Available	16,737	17,863

(1)
The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.

(2)	We have not had an offering under the Employee Stock Purchase Plan since 2010.

(3)	Effective 2014, we no longer offer a Company stock match under the Company’s 401(k) plan.

THE NEW YORK TIMES COMPANY – P. 87

16. Stockholders’ Equity
Shares of our Company’s Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders’ option on a share-for-share basis into Class A Common Stock. Upon conversion, the previously outstanding shares of Class B Common Stock that were converted are automatically and immediately retired, resulting in a reduction of authorized Class B Common Stock. As provided for in our Company’s Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on the reservation of our Company shares for stock options and other stock-based plans, on the ratification of the selection of a registered public accounting firm and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.
There were 816,635 shares as of December 27, 2015 and December 28, 2014 of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
On January 14, 2015, Carlos Slim Helú, a beneficial owner of our Class A Common Stock, exercised warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share, and the Company received cash proceeds of approximately $101.1 million from this exercise. On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. As of December 27, 2015 , the Company had repurchased 5,511,233 Class A shares under this authorization for a cost of $69.8 million (excluding commissions). Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 27, 2015.
The following table summarizes the changes in AOCI by component as of December 27, 2015:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance, December 28, 2014	$5,705	$(539,500)	$(533,795)
Other comprehensive income before reclassifications, before tax(1)	(8,803)	(25,236)	(34,039)
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	75,728	75,728
Income tax (benefit)/expense(1)	(3,115)	20,103	16,988
Net current-period other comprehensive (loss)/income, net of tax	(5,688)	30,389	24,701
Balance, December 27, 2015	$17	$(509,111)	$(509,094)

(1)	All amounts are shown net of noncontrolling interest.

P. 88 – THE NEW YORK TIMES COMPANY

The following table summarizes the reclassifications from AOCI for the period ended December 27, 2015:

(In thousands)	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Detail about accumulated other comprehensive loss components
Funded status of benefit plans:
Amortization of prior service credit(1)	$(11,440)	Selling, general & administrative costs
Amortization of actuarial loss(1)	46,720	Selling, general & administrative costs
Effect of curtailment	1,264	Selling, general & administrative costs
Effect of other postretirement benefit remeasurement	(1,145)
Pension settlement charge	40,329	Pension settlement charge
Total reclassification, before tax(2)	75,728
Income tax expense	30,132	Income tax (benefit)/expense
Total reclassification, net of tax	$45,596

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Notes 9 and 10 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the year ended December 27, 2015.
17. Segment Information
We have one reportable segment that includes The Times, the International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the consolidated financial statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and the Crossword product.
18. Commitments and Contingent Liabilities
Operating Leases
Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.
Rental expense amounted to approximately $16 million in 2015, 2014 and 2013. The approximate minimum rental commitments under noncancelable leases, net of subleases, as of December 27, 2015 were as follows:

(In thousands)	Amount
2016	$11,416
2017	9,564
2018	5,550
2019	3,152
2020	2,827
Later years	4,171
Total minimum lease payments	36,680
Less: noncancelable subleases	(1,443)
Total minimum lease payments, net of noncancelable subleases	$35,237

THE NEW YORK TIMES COMPANY – P. 89

Capital Leases
Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 27, 2015, were as follows:

(In thousands)	Amount
2016	$552
2017	552
2018	552
2019	7,245
2020	—
Later years	—
Total minimum lease payments	8,901
Less: imputed interest	(2,145)
Present value of net minimum lease payments including current maturities	$6,756
Restricted Cash
We were required to maintain $28.7 million of restricted cash as of December 27, 2015 and $30.2 million as of December 28, 2014, primarily related to certain collateral requirements for obligations under our workers’ compensation programs.
Newspaper and Mail Deliverers – Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers - Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban, a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the matter is currently being arbitrated. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended December 27, 2015. However, as required by the Employee Retirement Income Security Act of 1974, we have been making the quarterly payments to the Fund set forth in the demand letters. As of December 27, 2015, we made total payments of $11.6 million since the receipt of the initial demand letter, including $7.1 million in 2015.
Other
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.

P. 90 – THE NEW YORK TIMES COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 27, 2015:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 27, 2015	$12,860	$13,999	$13,374	$13,485
Year ended December 28, 2014	$14,252	$11,384	$12,776	$12,860
Year ended December 29, 2013	$15,452	$9,377	$10,577	$14,252
Valuation allowance for deferred tax assets:
Year ended December 27, 2015	$41,136	$—	$4,932	$36,204
Year ended December 28, 2014	$42,295	$—	$1,159	$41,136
Year ended December 29, 2013	$42,138	$2,432	$2,275	$42,295

(1)	Includes write-offs, net of recoveries.

THE NEW YORK TIMES COMPANY – P. 91

QUARTERLY INFORMATION (UNAUDITED)
Quarterly financial information for each quarter in the years ended December 27, 2015 and December 28, 2014 is included in the following tables. The New England Media Group, Regional Media Group and the About Group’s results of operations have been presented as discontinued operations for all periods presented. See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding these discontinued operations.

	2015 Quarters
(In thousands, except per share data)	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$384,239	$382,886	$367,404	$444,686	$1,579,215
Operating costs	350,277	344,835	345,471	352,663	1,393,246
Pension settlement expense(1)	40,329	—	—	—	40,329
Multiemployer pension plan withdrawal expense(2)	4,697	—	—	4,358	9,055
Operating (loss)/profit	(11,064)	38,051	21,933	87,665	136,585
(Loss)/income from joint ventures	(572)	(356)	170	(25)	(783)
Interest expense, net	12,192	9,776	9,127	7,955	39,050
(Loss)/income from continuing operations before income taxes	(23,828)	27,919	12,976	79,685	96,752
Income tax (benefit)/expense	(9,407)	11,700	3,611	28,006	33,910
(Loss)/income	(14,421)	16,219	9,365	51,679	62,842
Net (loss)/income from continuing operations	(14,421)	16,219	9,365	51,679	62,842
Net loss attributable to the noncontrolling interest	159	181	50	14	404
Net (loss)/income attributable to The New York Times Company common stockholders	$(14,262)	$16,400	$9,415	$51,693	$63,246
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(14,262)	$16,400	$9,415	$51,693	$63,246
Net (loss)/income	$(14,262)	$16,400	$9,415	$51,693	$63,246
Average number of common shares outstanding:
Basic	163,988	166,355	165,052	162,179	164,390
Diluted	163,988	168,316	166,981	164,128	166,423
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.09)	$0.10	$0.06	$0.32	$0.38
Net (loss)/income	$(0.09)	$0.10	$0.06	$0.32	$0.38
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.09)	$0.10	$0.06	$0.31	$0.38
Net (loss)/income	$(0.09)	$0.10	$0.06	$0.31	$0.38

(1)	We recorded a settlement charge related to a lump-sum payment offer to certain former employees who participated in a non-qualified pension plan.

(2)	We recorded an estimated charge related to partial withdrawal obligations under multiemployer pension plans.

P. 92 – THE NEW YORK TIMES COMPANY

	2014 Quarters
(In thousands, except per share data)	March 30, 2014	June 29, 2014	September 28, 2014	December 28, 2014	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$390,408	$388,719	$364,718	$444,683	$1,588,528
Operating costs	365,799	362,697	373,750	382,259	1,484,505
Early termination charge	2,550	—	—	—	2,550
Pension settlement expense(1)	—	9,525	—	—	9,525
Operating profit/(loss)	22,059	16,497	(9,032)	62,424	91,948
(Loss)/income from joint ventures	(2,147)	25	1,599	(7,845)	(8,368)
Interest expense, net	13,301	13,205	15,254	11,970	53,730
Income/(loss) from continuing operations before income taxes	6,611	3,317	(22,687)	42,609	29,850
Income tax expense/(benefit)	3,764	(5,743)	(10,247)	8,685	(3,541)
Income/(loss) from continuing operations	2,847	9,060	(12,440)	33,924	33,391
Loss from discontinued operations, net of income taxes	(994)	—	—	(92)	(1,086)
Net income/(loss)	1,853	9,060	(12,440)	33,832	32,305
Net (incomes)/loss attributable to the noncontrolling interest	(110)	128	(59)	1,043	1,002
Net income/(loss) attributable to The New York Times Company common stockholders	$1,743	$9,188	$(12,499)	$34,875	$33,307
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$2,737	$9,188	$(12,499)	$34,967	$34,393
Loss from discontinued operations, net of income taxes	(994)	—	—	(92)	(1,086)
Net income/(loss)	$1,743	$9,188	$(12,499)	$34,875	$33,307
Average number of common shares outstanding:
Basic	150,612	150,796	150,822	150,779	150,673
Diluted	161,920	161,868	150,822	160,455	161,323
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$0.06	$(0.08)	$0.23	$0.23
Loss from discontinued operations, net of income taxes	(0.01)	—	—	—	(0.01)
Net income/(loss)	$0.01	$0.06	$(0.08)	$0.23	$0.22
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$0.06	$(0.08)	$0.22	$0.21
Loss from discontinued operations, net of income taxes	(0.01)	—	—	—	(0.01)
Net income/(loss)	$0.01	$0.06	$(0.08)	$0.22	$0.20

(1)	We recorded a settlement charge related to a lump-sum payment offer to certain former employees who participated in a non-qualified pension plan.
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

THE NEW YORK TIMES COMPANY – P. 93

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 27, 2015. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 27, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

P. 94 – THE NEW YORK TIMES COMPANY

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 – Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independent Directors,” but only up to and including the section titled “Audit Committee Financial Experts,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2016 Annual Meeting of Stockholders.
The Board of Directors has adopted a code of ethics that applies not only to the principal executive officer, principal financial officer and principal accounting officer, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our website at http://investors.nytco.com/investors/corporate-governance. We intend to post any amendments to or waivers from the code of ethics that apply to our principal executive officer, principal financial officer or principal accounting officer on our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2016 Annual Meeting of Stockholders.

THE NEW YORK TIMES COMPANY – P. 95

Equity Compensation Plan Information
The following table presents information regarding our existing equity compensation plans as of December 27, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options and stock-based awards	11,080,064	(1)	$16.42	(2)	7,282,293	(3)
Employee Stock Purchase Plan	—		—		6,409,741	(4)
Total	11,080,064				13,692,034
Equity compensation plans not approved by security holders	None		None		None

(1)
Includes (i) 6,389,937 shares of Class A stock to be issued upon the exercise of outstanding stock options granted under the 1991 Incentive Plan, the 2010 Incentive Plan, and the 2004 Non-Employee Directors’ Stock Incentive Plan, at a weighted-average exercise price of $16.42 per share, and with a weighted-average remaining term of 3 years; (ii) 1,158,861 shares of Class A stock issuable upon the vesting of outstanding stock-settled restricted stock units granted under the 2010 Incentive Plan; and (iii) 3,531,266 shares of Class A stock that would be issuable at maximum performance pursuant to outstanding stock-settled performance awards under the 2010 Incentive Plan. Under the terms of the performance awards, shares of Class A stock are to be issued at the end of three-year performance cycles based on the Company’s achievement under specified performance tests. The shares included in the table represent the maximum number of shares that would be issued under the outstanding performance awards; assuming target performance, the number of shares that would be issued under the outstanding performance awards is 1,765,633.

(2)	Excludes shares of Class A stock issuable upon vesting of stock-settled restricted stock units and shares issuable pursuant to stock-settled performance awards.

(3)
Includes shares of Class A stock available for future stock options to be granted under the 2010 Incentive Plan. As of December 27, 2015, the 2010 Incentive Plan had 7,282,293 shares of Class A stock remaining available for issuance upon the grant, exercise or other settlement of share-based awards. Stock options granted under the 2010 Incentive Plan must provide for an exercise price of 100% of the fair market value (as defined in the 2010 Incentive Plan) on the date of grant. The 2004 Non-Employee Directors’ Stock Incentive Plan terminated on April 30, 2014.

(4)	Includes shares of Class A stock available for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). We have not had an offering under the ESPP since 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance — Independent Directors,” “Board of Directors and Corporate Governance — Board Committees” and “Board of Directors and Corporate Governance — Policy on Transactions with Related Persons” of our Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 3 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2016 Annual Meeting of Stockholders.

P. 96 – THE NEW YORK TIMES COMPANY

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

Page
Consolidated Schedule for the Three Years Ended December 27, 2015
II – Valuation and Qualifying Accounts	91
Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.
(3) Exhibits
An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

THE NEW YORK TIMES COMPANY – P. 97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2016

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

Signature	Title	Date
/s/ Arthur Sulzberger, Jr.	Chairman and Director	February 24, 2016
/s/ Mark Thompson	Chief Executive Officer, President and Director (principal executive officer)	February 24, 2016
/s/ Michael Golden	Vice Chairman and Director	February 24, 2016
/s/ James M. Follo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2016
/s/ R. Anthony Benten	Senior Vice President, Finance and Corporate Controller (principal accounting officer)	February 24, 2016
/s/ Raul E. Cesan	Director	February 24, 2016
/s/ Robert E. Denham	Director	February 24, 2016
/s/ Steven B. Green	Director	February 24, 2016
/s/ Carolyn D. Greenspon	Director	February 24, 2016
/s/ Joichi Ito	Director	February 24, 2016
/s/ Dara Khosrowshahi	Director	February 24, 2016
/s/ James A. Kohlberg	Director	February 24, 2016
/s/ Ellen R. Marram	Director	February 24, 2016
/s/ Brian P. McAndrews	Director	February 24, 2016
/s/ Doreen A. Toben	Director	February 24, 2016
/s/ Rebecca Van Dyck	Director	February 24, 2016

P. 98 – THE NEW YORK TIMES COMPANY

INDEX TO EXHIBITS
Exhibit numbers 10.16 through 10.26 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
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

(4.2)
Indenture, dated as of November 4, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (filed as an Exhibit to the Company’s Form 8-K dated November 4, 2010, and incorporated by reference herein).

(4.3)	Form of 6.625% Senior Notes due 2016 (included as an Exhibit to Exhibit 4.2 above).
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

THE NEW YORK TIMES COMPANY – P. 99

Exhibit Number	Description of Exhibit
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

(10.18)
The Company’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2015 (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2015, and incorporated by reference herein).

(10.19)
The Company’s Deferred Executive Compensation Plan, as amended and restated effective January 1, 2015 (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2015, and incorporated by reference herein).

(10.20)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.21)	The Company’s Non-Employee Directors Deferral Plan, as amended through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.22)	The Company’s Savings Restoration Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).
(10.23)
The Company’s Supplemental Executive Savings Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).

(10.24)	The New York Times Companies Supplemental Retirement and Investment Plan, amended and restated effective January 1, 2015.
(10.25)
Stock Appreciation Rights Agreement, dated as of September 17, 2009, between the Company and Arthur Sulzberger, Jr. (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2009, and incorporated by reference herein).

(10.26)	Letter Agreement, dated as of August 14, 2012, between the Company and Mark Thompson (filed as an Exhibit to the Company’s Form 8-K dated August 17, 2012, and incorporated by reference herein).
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

P. 100 – THE NEW YORK TIMES COMPANY