Form 10-Q
period 2016-03-27
NEW YORK TIMES CO
filed 2016-05-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 29, 2016 (exclusive of treasury shares):

Class A Common Stock	160,111,668	shares
Class B Common Stock	816,635	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 27, 2016 (unaudited) and December 27, 2015	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and three months ended March 27, 2016 and March 29, 2015	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarter and three months ended March 27, 2016 and March 29, 2015	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 27, 2016 and March 29, 2015	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item	3	Quantitative and Qualitative Disclosures about Market Risk	23
Item	4	Controls and Procedures	23

PART II		Other Information	24
Item	1	Legal Proceedings	24
Item	1A	Risk Factors	24
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	6	Exhibits	24

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 27, 2016	December 27, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$185,693	$105,776
Short-term marketable securities	436,397	507,639
Accounts receivable (net of allowances of $12,233 in 2016 and $13,485 in 2015)	170,018	207,180
Prepaid expenses	21,536	19,430
Other current assets	32,484	22,507
Total current assets	846,128	862,532
Other assets
Long-term marketable securities	252,157	291,136
Investments in joint ventures	10,922	22,815
Property, plant and equipment (less accumulated depreciation and amortization of $870,536 in 2016 and $856,974 in 2015)	621,696	632,439
Goodwill	110,291	109,085
Intangible assets	12,250	—
Deferred income taxes	305,812	309,142
Miscellaneous assets	152,731	190,541
Total assets	$2,311,987	$2,417,690
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 27, 2016	December 27, 2015
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$85,887	$96,082
Accrued payroll and other related liabilities	52,303	98,256
Unexpired subscriptions	64,051	60,184
Current portion of long-term debt and capital lease obligations	188,579	188,377
Accrued expenses and other	122,318	120,686
Total current liabilities	513,138	563,585
Other liabilities
Long-term debt and capital lease obligations	243,907	242,851
Pension benefits obligation	615,096	627,697
Postretirement benefits obligation	61,800	62,879
Other	84,966	92,223
Total other liabilities	1,005,769	1,025,650
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2016 – 168,982,469; 2015 – 168,263,533 (including treasury shares: 2016 – 8,870,801; 2015 – 7,691,129)	16,898	16,826
Class B – convertible – authorized and issued shares: 2016 – 816,635; 2015 – 816,635 (including treasury shares: 2016 – none; 2015 – none)	82	82
Additional paid-in capital	140,895	146,348
Retained earnings	1,314,030	1,328,744
Common stock held in treasury, at cost	(171,211)	(156,155)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	1,164	17
Funded status of benefit plans	(505,167)	(509,111)
Total accumulated other comprehensive loss, net of income taxes	(504,003)	(509,094)
Total New York Times Company stockholders’ equity	796,691	826,751
Noncontrolling interest	(3,611)	1,704
Total stockholders’ equity	793,080	828,455
Total liabilities and stockholders’ equity	$2,311,987	$2,417,690
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 27, 2016	March 29, 2015
	(13 weeks)
Revenues
Circulation	$217,994	$212,793
Advertising	139,680	149,908
Other	21,841	21,538
Total revenues	379,515	384,239
Operating costs
Production costs:
Raw materials	17,875	20,277
Wages and benefits	92,471	90,638
Other	47,516	45,721
Total production costs	157,862	156,636
Selling, general and administrative costs	178,246	178,797
Depreciation and amortization	15,472	14,844
Total operating costs	351,580	350,277
Pension settlement charges	—	40,329
Multiemployer pension plan withdrawal expense	—	4,697
Operating profit/(loss)	27,935	(11,064)
Loss from joint ventures	(41,896)	(572)
Interest expense, net	8,826	12,192
Loss from continuing operations before income taxes	(22,787)	(23,828)
Income tax benefit	(9,201)	(9,407)
Net loss	(13,586)	(14,421)
Net loss attributable to the noncontrolling interest	5,315	159
Net loss attributable to The New York Times Company common stockholders	$(8,271)	$(14,262)
Average number of common shares outstanding:
Basic	161,003	163,988
Diluted	161,003	163,988
Basic loss per share attributable to The New York Times Company common stockholders	$(0.05)	$(0.09)
Diluted loss per share attributable to The New York Times Company common stockholders	$(0.05)	$(0.09)
Dividends declared per share	$0.04	$0.04
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 27, 2016	March 29, 2015
	(13 weeks)
Net loss	$(13,586)	$(14,421)
Other comprehensive income, before tax:
Income/(loss) on foreign currency translation adjustments	1,642	(8,527)
Pension and postretirement benefits obligation	6,552	49,338
Other comprehensive income, before tax	8,194	40,811
Income tax expense	3,103	16,320
Other comprehensive income, net of tax	5,091	24,491
Comprehensive (loss)/income	(8,495)	10,070
Comprehensive loss attributable to the noncontrolling interest	5,315	159
Comprehensive (loss)/income attributable to The New York Times Company common stockholders	$(3,180)	$10,229
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 27, 2016	March 29, 2015
	(13 weeks)
Cash flows from operating activities
Net loss	$(13,586)	$(14,421)
Adjustments to reconcile net income to net cash provided by operating activities:
Pension settlement charges	—	40,329
Multiemployer pension plan withdrawal expense	—	4,697
Depreciation and amortization	15,472	14,844
Stock-based compensation expense	2,931	1,852
Undistributed loss of joint ventures	41,896	572
Long-term retirement benefit obligations	(6,886)	(2,602)
Uncertain tax positions	460	(118)
Other-net	(5,793)	5,271
Changes in operating assets and liabilities:
Accounts receivable-net	37,162	46,788
Other current assets	(1,808)	9,410
Accounts payable, accrued payroll and other liabilities	(94,399)	(98,532)
Unexpired subscriptions	3,867	2,983
Net cash (used in)/provided by operating activities	(20,684)	11,073
Cash flows from investing activities
Purchases of marketable securities	(34,912)	(136,466)
Maturities of marketable securities	143,965	357,820
Cash distribution from corporate-owned life insurance	38,000	—
Acquisition of digital marketing agency	(12,250)	—
Capital expenditures	(10,542)	(8,791)
Change in restricted cash	(470)	398
Other-net	(1,026)	(1,472)
Net cash provided by investing activities	122,765	211,489
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(138)	(223,664)
Dividends paid	(6,461)	(6,693)
Capital shares:
Stock issuances	—	101,879
Repurchases	(15,684)	(3,221)
Net cash used in financing activities	(22,283)	(131,699)
Net increase in cash and cash equivalents	79,798	90,863
Effect of exchange rate changes on cash	119	(1,295)
Cash and cash equivalents at the beginning of the period	105,776	176,607
Cash and cash equivalents at the end of the period	$185,693	$266,175
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 27, 2016 and December 27, 2015, and the results of operations and cash flows of the Company for the periods ended March 27, 2016 and March 29, 2015. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 27, 2015. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 27, 2016, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015, have not changed.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation,” which provides guidance on accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for the Company for fiscal years beginning after December 25, 2016. Early application is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when the Company withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term will be applied prospectively. The Company may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently in the process of evaluating the impact of the new stock compensation guidance.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. This guidance becomes effective for the Company for fiscal years beginning after December 30, 2018. Early application is permitted.  This guidance will be applied on a modified retrospective basis for leases existing at, or entered into after, the earliest period presented in the financial statements. We are currently in the process of evaluating the impact of the new leasing guidance.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250,

“Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. This guidance is effective for fiscal years beginning after December 31, 2017, subject to finalization. Early application is permitted. Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The amendments in ASU 2016-08 do not change the core principle of ASU 2014-09. In April 2016, the FASB also issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to reduce the cost and complexity of applying the guidance on identifying promised goods or services when identifying a performance obligation and improve the operability and understandability of the licensing implementation guidance. The amendments in ASU 2016-10 do not change the core principle of ASU 2014-09. We are currently in the process of evaluating the impact of the new revenue guidance.
The Company considers the applicability and impact of all ASUs. ASUs not specifically identified in our disclosures are either not applicable to the Company or not expected to have a material effect on our financial condition or results of operations.
NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	March 27, 2016	December 27, 2015
Short-term marketable securities
U.S Treasury securities	$155,103	$184,278
Corporate debt securities	163,595	185,561
U.S. agency securities	54,114	65,222
Municipal securities	—	1,363
Certificates of deposit	38,253	60,244
Commercial paper	25,332	10,971
Total short-term marketable securities	$436,397	$507,639
Long-term marketable securities
Corporate debt securities	$105,406	$119,784
U.S. agency securities	128,971	150,583
U.S Treasury securities	17,780	20,769
Total long-term marketable securities	$252,157	$291,136
As of March 27, 2016, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 20 months, respectively. See Note 9 for additional information regarding the fair value of our marketable securities.
NOTE 4. GOODWILL
The changes in the carrying amount of goodwill as of March 27, 2016 and December 27, 2015 were as follows:

(In thousands)	Total Company
Balance as of December 27, 2015	$109,085
Foreign currency translation	1,206
Balance as of March 27, 2016	$110,291
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. INTANGIBLE ASSETS
The Company acquired HelloSociety, LLC (“HelloSociety”), a digital marketing agency, for $12.3 million in a cash transaction effective February 29, 2016. The Condensed Consolidated Financial Statements include the operating results of this acquisition subsequent to the date of acquisition.
The Company has preliminarily allocated the entire purchase price of the HelloSociety acquisition to intangible assets pending the completion of the valuation of assets acquired and liabilities assumed. This allocation will be adjusted once additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those included in the Company’s Condensed Consolidated Balance Sheet as of March 27, 2016; however, the changes are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.
NOTE 6. INVESTMENTS
Equity Method Investments
As of March 27, 2016, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership that operated a supercalendered paper mill in Maine, and Women in the World Media, LLC, a live-event conference business.
Our Company and UPM-Kymmene Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary. UPM-Kymmene owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. During the first quarter of 2016, we recognized a $41.4 million loss from joint ventures related to the announced closure of the paper mill operated by Madison. Our proportionate share of the loss was $20.1 million after tax and adjusted for the allocation of the loss to the noncontrolling interest. As a result of these costs, our investment in Madison was decreased to zero and a liability of $29.6 million was recorded in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets. We believe Madison will have sufficient existing assets to sell and recover, including cash, receivables and inventory, and therefore we do not currently expect that we will be required to use any of our cash in the wind down of this investment.
We received no distributions from our equity method investments during the three-month periods ended March 27, 2016 and March 29, 2015.
We purchase newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. Such purchases totaled $3.0 million and $3.5 million for the three-month periods ended March 27, 2016 and March 29, 2015, respectively.
Cost Method Investments
The aggregate carrying amount of cost method investments included in “Miscellaneous assets’’ in our Consolidated Balance Sheets were $12.2 million and $11.9 million for March 27, 2016 and December 27, 2015, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. DEBT OBLIGATIONS
Our current indebtedness includes senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	March 27, 2016	December 27, 2015
Senior notes due in December 2016:
Principal amount	$189,170	$189,170
Less unamortized discount based on imputed interest rate of 6.625%	591	793
Total senior notes due in 2016	188,579	188,377
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	250,000	250,000
Less unamortized discount based on imputed interest rate of 13.0%	12,855	13,905
Total option to repurchase ownership interest in headquarters building in 2019	237,145	236,095
Capital lease obligations	6,762	6,756
Total debt and capital lease obligations	432,486	431,228
Less current portion	188,579	188,377
Total long-term debt and capital lease obligations	$243,907	$242,851
See Note 9 for information regarding the fair value of our long-term debt.
“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015
Interest expense	$9,922	$12,169
Amortization of debt costs and discount on debt	1,253	1,215
Capitalized interest	(116)	(51)
Interest income	(2,233)	(1,141)
Total interest expense, net	$8,826	$12,192
NOTE 8. OTHER
Severance Costs
We recognized severance costs of $3.6 million and $1.5 million in the first quarter of 2016 and 2015, respectively. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $10.4 million and $14.9 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of March 27, 2016 and December 27, 2015, respectively.
Pension Settlement Charge
See Note 10 for information regarding our pension settlement charge.
Multiemployer Pension Plan Withdrawal Expense
See Note 10 for information regarding our multiemployer pension plan withdrawal expense.
Advertising Expenses
Advertising expenses incurred to promote our consumer and marketing services were $21.1 million and $21.4 million in the first quarter of 2016 and 2015, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations was $3.0 million and $2.9 million in the first quarter of 2016 and 2015, respectively.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of March 27, 2016 and December 27, 2015:

(In thousands)	March 27, 2016				December 27, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$29,004	$29,004	$—	$—	$35,578	$35,578	$—	$—
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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of March 27, 2016 and December 27, 2015, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was $237 million as of March 27, 2016 and $236 million as of December 27, 2015. The fair value of our long-term debt was $316 million as of March 27, 2016 and December 27, 2015. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in two joint Company and Guild-sponsored defined benefit pension plans covering employees who are members of The News Guild of New York, including The Newspaper Guild of New York - The New York Times Pension Fund, which was frozen in 2012 and replaced by a successor plan, The Guild-Times Adjustable Pension Plan.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 27, 2016			March 29, 2015
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,247	$—	$2,247	$2,988	$—	$2,988
Interest cost	16,574	2,034	18,608	18,938	2,502	21,440
Expected return on plan assets	(27,790)	—	(27,790)	(28,775)	—	(28,775)
Amortization of actuarial loss	7,069	1,053	8,122	9,397	1,270	10,667
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Effect of settlement	—	—	—	40,329	—	40,329
Net periodic pension (income)/cost	$(2,386)	$3,087	$701	$42,391	$3,772	$46,163
During the first three months of 2016 and 2015, we made pension contributions of $2.1 million to certain qualified pension plans. We expect to make total contributions of $7.6 million in 2016 to satisfy funding requirements.
In the first quarter of 2016, we changed the methodology used to calculate the service and interest components of net periodic benefit cost for retirement plans to provide a more precise measurement of service and interest costs. Historically we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. As of the first quarter of 2016, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, we have offered lump-sum payments to certain former employees participating in both our qualified and non-qualified pension plans. In the first quarter of 2015, we recorded a pension settlement charge of $40.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled $98.3 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $142.8 million
Multiemployer Plans
During the first quarter of 2015, we recorded a $4.7 million charge related to a partial withdrawal obligation under a multiemployer pension plan.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015
Service cost	$104	$147
Interest cost	495	688
Amortization of actuarial loss	1,026	1,303
Amortization of prior service credit	(2,110)	(2,475)
Net periodic postretirement benefit income	$(485)	$(337)
NOTE 11. INCOME TAXES
The Company had an income tax benefit of $9.2 million in the first quarter of 2016 and $9.4 million in the first quarter of 2015. The income tax benefit in 2016 is due to the $22.8 million loss from continuing operations before taxes that resulted from the Company’s share of losses from the announced closure of the Madison paper mill. The income tax benefit in 2015 was due to the $23.8 million loss from continuing operations before taxes that resulted from two pension charges.

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
Earnings/(loss) per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have the most significant impact on diluted shares. The decrease in our basic shares is primarily due to repurchases of the Company’s Class A Common Stock.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 6 million in the first quarter of 2016 and approximately 8 million in the first quarter of 2015.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 27, 2015	$826,751	$1,704	$828,455
Net loss	(8,271)	(5,315)	(13,586)
Other comprehensive income, net of tax	5,091	—	5,091
Effect of issuance of shares	(8,675)	—	(8,675)
Share repurchases	(15,056)	—	(15,056)
Dividends declared	(6,443)	—	(6,443)
Stock-based compensation	3,294	—	3,294
Balance as of March 27, 2016	$796,691	$(3,611)	$793,080

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 28, 2014	$726,328	$2,021	$728,349
Net loss	(14,262)	(159)	(14,421)
Other comprehensive income, net of tax	24,491	—	24,491
Effect of issuance of shares	99,828	—	99,828
Share repurchases	(3,800)	—	(3,800)
Dividends declared	(6,693)	—	(6,693)
Stock-based compensation	1,938	—	1,938
Balance as of March 29, 2015	$827,830	$1,862	$829,692
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
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise of warrants. As of March 27, 2016, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Directors has authorized us to purchase shares under this authorization from time to time as market conditions permit. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of March 27, 2016:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2015	$17	$(509,111)	$(509,094)
Other comprehensive income before reclassifications, before tax(1)	1,642	—	1,642
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	6,552	6,552
Income tax expense(1)	495	2,608	3,103
Net current-period other comprehensive income, net of tax	1,147	3,944	5,091
Balance as of March 27, 2016	$1,164	$(505,167)	$(504,003)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the three months ended March 27, 2016:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,596)	Selling, general & administrative costs
Amortization of actuarial loss(1)	9,148	Selling, general & administrative costs
Total reclassification, before tax(2)	6,552
Income tax expense	2,608	Income tax (benefit)/expense
Total reclassification, net of tax	$3,944

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 10 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended March 27, 2016.
NOTE 14. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times, International New York Times, NYTimes.com, international.nytimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, our NYT Live business and e-commerce.
NOTE 15. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $29.2 million of restricted cash as of March 27, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
Newspaper and Mail Deliverers–Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers-Publishers’ Pension Fund (the “Fund”) assessed a partial withdrawal liability to the Company in the amount of $26 million for the plan years ending May 31, 2012 and 2013, an amount that was increased to approximately $34 million in December 2014, when the Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013. The Fund claims that when City & Suburban Delivery Systems, Inc., a retail and newsstand distribution subsidiary of the Company and the largest contributor to the Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagrees with

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

both the Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the matter is currently being arbitrated. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended March 27, 2016. However, as required by the Employee Retirement Income Security Act of 1974, we have been making the quarterly payments to the Fund set forth in the demand letters. As of March 27, 2016, we have paid $13.4 million since the receipt of the initial demand letter, including $1.8 million in 2016.
Worcester Telegram & Gazette Corporation
The Company is involved in class action litigation brought on behalf of individuals who, from 2006 to 2011, delivered newspapers at the Worcester Telegram & Gazette Corporation (“Worcester”), a subsidiary of the Company.  The plaintiffs are asserting several claims against Worcester, including a challenge to their classification as independent contractors, and seek unspecified damages. In April 2016, the parties engaged in an unsuccessful mediation process to resolve the litigation. The Company believes that the claims made by the plaintiffs are without merit and continues to vigorously defend its position. The Company is unable to estimate a loss or range of possible losses at this time.
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
NOTE 16. SUBSEQUENT EVENT
On April 26, 2016, we informed employees of proposed measures intended to streamline our international operations and support future growth efforts. These measures include a redesign of our international print newspaper and the relocation of certain editing and production operations currently conducted in Paris to our locations in Hong Kong and New York. These measures would result in the elimination of approximately 70 positions.
We have initiated discussions with the relevant employee works council in Paris regarding the proposed measures. We expect to incur approximately $15 million of total costs related to the measures, including approximately $13 million of relocation and severance-related charges and approximately $2 million of lease impairment and other contract-related charges.
The proposed measures remain subject to consultation with the works council, which will be conducted in accordance with applicable French law. We currently anticipate substantially all of the charges relating to the proposed measures to be recognized in the second quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, print and digital products and investments. We have one reportable segment with businesses that include our newspapers, websites, mobile applications and related businesses.
We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income, our NYT Live business and e-commerce. Our main operating costs are employee-related costs.
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
Financial Highlights
For the first quarter of 2016, diluted loss per share from continuing operations was $0.05, compared with a loss of $0.09 for the first quarter of 2015. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.10 and $0.11 for the first quarters of 2016 and 2015, respectively.
The Company had an operating profit of $27.9 million in the first quarter of 2016, compared with an operating loss of $11.1 million for the first quarter of 2015. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $51.5 million and $59.2 million for the first quarters of 2016 and 2015, respectively.
During the first quarter, the Company acquired HelloSociety, LLC (“HelloSociety”), a digital marketing agency, for $12.3 million in a cash transaction. Management expects this acquisition to complement our branded content studio and contribute to digital advertising revenue.
Total revenues decreased slightly to $379.5 million in the first quarter of 2016 from $384.2 million in the first quarter of 2015.
Beginning in the first quarter of 2016, the Company reclassified revenue from our Crossword product, including prior period information, into circulation revenues from other revenues. See “—Results of Operations—Circulation Revenues” for more information on this reclassification.
Compared with the first quarter of 2015, circulation revenues increased 2.4% in the first quarter of 2016, as digital subscription growth and a print home-delivery price increase for The Times more than offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscription packages, e-readers and replica editions increased 14.2% in the first quarter of 2016 compared with the first quarter of 2015.
Paid digital-only subscriptions totaled approximately 1,357,000 as of the end of the first quarter of 2016, a 23.5% increase compared to the end of the first quarter of 2015. Beginning in the first quarter of 2016, the Company revised the number of paid digital-only subscriptions to include paid subscriptions to our Crossword product, and similarly revised prior period information. See “—Results of Operations—Circulation Revenues” for more information.
Total advertising revenues decreased 6.8% in the first quarter of 2016 compared with the first quarter of 2015, reflecting a 9.0% decrease in print advertising revenues and a 1.3% decrease in digital advertising revenues. The decrease in print advertising revenues resulted primarily from a decline in display advertising. The decrease in digital advertising revenues primarily reflected a decrease in traditional website display advertising, partially offset by increases in revenue from our mobile platform, our programmatic buying channels and the HelloSociety acquisition.
Compared with the first quarter of 2015, other revenues increased 1.4% in the first quarter of 2016, driven primarily by increased revenues from the Company’s NYT Live business.
Operating costs were relatively flat in the first quarter of 2016 at $351.6 million compared with $350.3 million in the first quarter of 2015, as higher costs associated with hiring in later quarters of 2015 and higher severance were offset by lower non-operating retirement costs. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) increased 0.9 percent to $328.0 million in the first quarter of 2016, compared with $325.0 million in the first quarter of 2015.
Non-operating retirement costs decreased to $4.5 million during the first quarter of 2016 compared with $8.9 million in the first quarter of 2015, driven by a change in the methodology of calculating the discount rate applied to retirement costs.
During the first quarter of 2016, we recognized a $41.4 million loss from joint ventures related to the closure of a paper mill operated by Madison Paper Industries (“Madison”), in which we have an investment through a subsidiary. Our proportionate share of the loss was $20.1 million after tax and adjusted for the allocation of the loss to the noncontrolling interest. As a result of these costs, our investment in Madison was decreased to zero and a liability of $29.6 million was recorded in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets. We believe Madison will have sufficient existing assets to sell and recover, including cash, receivables and inventory, and therefore we do not currently expect that we will be required to use any of our cash in the wind down of this investment.
RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Revenues
Circulation	$217,994	$212,793	2.4%
Advertising	139,680	149,908	(6.8)%
Other	21,841	21,538	1.4%
Total revenues	379,515	384,239	(1.2)%
Operating costs
Production costs:
Raw materials	17,875	20,277	(11.8)%
Wages and benefits	92,471	90,638	2.0%
Other	47,516	45,721	3.9%
Total production costs	157,862	156,636	0.8%
Selling, general and administrative costs	178,246	178,797	(0.3)%
Depreciation and amortization	15,472	14,844	4.2%
Total operating costs	351,580	350,277	0.4%
Pension settlement charges	—	40,329	*
Multiemployer pension plan withdrawal expense	—	4,697	*
Operating profit/(loss)	27,935	(11,064)	*
Loss from joint ventures	(41,896)	(572)	*
Interest expense, net	8,826	12,192	(27.6)%
Loss from continuing operations before income taxes	(22,787)	(23,828)	(4.4)%
Income tax benefit	(9,201)	(9,407)	(2.2)%
Net loss	(13,586)	(14,421)	(5.8)%
Net loss attributable to the noncontrolling interest	5,315	159	*
Net loss attributable to The New York Times Company common stockholders	$(8,271)	$(14,262)	(42.0)%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Circulation Revenues
Total circulation revenues consist of revenues from our print and digital products, including our digital-only subscription packages, e-readers and replica editions. These revenues are based on the number of copies of the printed newspaper sold (through home-delivery subscriptions and single-copy and bulk sales) and digital-only subscriptions and the rates charged to the respective customers. All print home-delivery subscribers receive unlimited digital access.
In the first quarter of 2016, the Company reclassified the subscription revenue from our Crossword product, including prior period information, into circulation revenues from other revenues. The following table summarizes the first-quarter 2016 and 2015 digital-only subscription revenues:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Digital-only subscription revenues:
Digital-only news product subscription revenues	$52,075	$46,127	12.9%
Digital Crossword product subscription revenues	2,098	1,323	58.6%
Total digital-only subscription revenues	$54,173	$47,450	14.2%
Consistent with this reclassification, the Company also adjusted the number of digital-only subscriptions to include Crossword product subscriptions. The following table summarizes first-quarter 2016 and 2015 digital-only subscriptions:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Digital-only subscriptions:
Digital-only news product subscriptions	1,161	957	21.3%
Digital Crossword product subscriptions	196	142	38.0%
Total digital-only subscriptions	1,357	1,099	23.5%
Circulation revenues increased 2.4% in the first quarter of 2016 compared with the same prior-year period primarily due to growth in our digital subscription base and an increase in print home-delivery prices at The Times, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscriptions (including e-readers and replica editions) were $54.2 million in the first quarter of 2016, an increase of 14.2% from the first quarter of 2015.
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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Display	$126,021	$136,433	(7.6)%
Classified	8,164	9,324	(12.4)%
Other	5,495	4,151	32.4%
Total	$139,680	$149,908	(6.8)%

Below is a percentage breakdown of advertising revenues (print and digital) for the first quarter of 2016 and 2015:

	Display	Classified	Other	Total
2016	90%	6%	4%	100%
2015	91%	6%	3%	100%
Print advertising revenues, which represented 70.1% of total advertising revenues for the first quarter of 2016, declined 9.0% in the first quarter of 2016 compared with the same prior-year period, driven by a decline in display advertising, primarily in the entertainment, corporate, advocacy, retail and financial categories, partially offset by an increase in the luxury category.
Digital advertising revenues, which represented 29.9% of total advertising revenues for the first quarter of 2016, decreased 1.3% compared with the same prior-year period, primarily due to a decrease in traditional website display advertising, partially offset by increases in revenue from our mobile platform, our programmatic buying channels and the HelloSociety acquisition.
Other Revenues
Other revenues increased 1.4% in the first quarter of 2016, compared with the same prior-year period, primarily due to revenues from our NYT Live business.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Production costs:
Raw materials	$17,875	$20,277	(11.8)%
Wages and benefits	92,471	90,638	2.0%
Other	47,516	45,721	3.9%
Total production costs	157,862	156,636	0.8%
Selling, general and administrative costs	178,246	178,797	(0.3)%
Depreciation and amortization	15,472	14,844	4.2%
Total operating costs	$351,580	$350,277	0.4%
Production Costs
Production costs increased in the first quarter of 2016 compared with the first quarter of 2015 due to an increase in wages and benefits expenses ($1.8 million) and other expenses ($1.8 million), offset by a decrease in raw materials expense ($2.4 million). Wages and benefits expenses increased as a result of increased headcount to support our digital initiatives. Other expenses increased primarily as a result of higher outside service costs. Raw materials expense decreased as a result of a 16.8% decline in newsprint expense in the first quarter of 2016 compared with the first quarter of 2015, with 4.2% from lower consumption and 12.6% from lower pricing. The decline was partially offset by a 3.0% increase in magazine paper expense in the first quarter of 2016 compared with the first quarter of 2015, with 2.0% from higher consumption and 1.0% from higher pricing.
Selling, General and Administrative Costs
Selling, general and administrative costs decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to a decrease in non-operating retirement costs ($4.3 million), distribution costs ($1.6 million), outside services ($1.4 million) and other expenses (approximately $2 million), offset by higher compensation costs ($6.9 million) and severance costs ($2.1 million). Compensation expense increased primarily as a result of increased hiring to support growth initiatives.
Depreciation and Amortization
Depreciation and amortization increased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to an increase in depreciation expense related to new technology equipment, as well as building improvements at various locations.

Other Items
See Note 8 of the Notes to the Condensed Consolidated Financial Statements for more information regarding other items.
NON-OPERATING ITEMS
Joint Ventures
See Note 6 of the Notes to the Condensed Consolidated Financial Statements for information regarding our joint venture investments.
Interest Expense, Net
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding interest expense.
Income Taxes
See Note 11 of the Notes to the Condensed Consolidated Financial Statements for information regarding income taxes.
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
The special items in the first quarter of 2016 consisted of a $41.4 million loss ($20.1 million after tax and net of the noncontrolling interest) from joint ventures related to the announced closure of the paper mill operated by Madison.
The special items in the first quarter of 2015 consisted of a $40.3 million pension settlement charge ($24.0 million after tax) in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans and a $4.7 million charge ($2.8 million after tax) for a partial withdrawal obligation under a multiemployer pension plan.
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

These non-operating retirement costs are primarily tied to financial market performance and changes in market interest rates and investment performance. Non-operating retirement costs do not include service costs and amortization of prior service costs for pension and retiree medical benefits, which we believe reflect the ongoing operating costs of providing pension and retiree medical benefits to our employees. We consider non-operating retirement costs to be outside the performance of our ongoing core business operations and believe that presenting operating results excluding non-operating retirement costs, in addition to our GAAP operating results, will provide increased transparency and a better understanding of the underlying trends in our operating business performance.
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

	For the Quarters Ended
	March 27, 2016	March 29, 2015	% Change
Diluted loss per share from continuing operations	$(0.05)	$(0.09)	(44.4)%
Add:
Severance	0.01	0.01	*
Non-operating retirement costs	0.02	0.03	(33.3)%
Special items:
Pension settlement charge	—	0.15	*
Multiemployer pension plan withdrawal expense	—	0.02	*
Loss from joint ventures, net of tax and noncontrolling interest	0.13	—	*
Adjusted diluted earnings per share from continuing operations (1)	$0.10	$0.11	(9.1)%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Operating profit/(loss)	$27,935	$(11,064)	*
Add:
Depreciation & amortization	15,472	14,844	4.2%
Severance	3,600	1,517	*
Non-operating retirement costs	4,536	8,875	(48.9)%
Special items:
Pension settlement charges	—	40,329	*
Multiemployer pension plan withdrawal expense	—	4,697	*
Adjusted operating profit	$51,543	$59,198	(12.9)%
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Operating costs	$351,580	$350,277	0.4%
Less:
Depreciation & amortization	15,472	14,844	4.2%
Severance	3,600	1,517	*
Non-operating retirement costs	4,536	8,875	(48.9)%
Adjusted operating costs	$327,972	$325,041	0.9%

Components of non-operating retirement costs(1)
	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Pension:
Interest cost	$18,608	$21,440	(13.2)%
Expected return on plan assets	(27,790)	(28,775)	(3.4)%
Amortization and other costs	8,122	10,667	(23.9)%
Non-operating pension costs	(1,060)	3,332	*
Other postretirement benefits:
Interest cost	495	688	(28.1)%
Amortization and other costs	1,026	1,303	(21.3)%
Non-operating other postretirement benefits costs	1,521	1,991	(23.6)%
Expenses associated with multiemployer pension plan withdrawal obligations	4,075	3,552	14.7%
Total non-operating retirement costs	$4,536	$8,875	(48.9)%
(1)Components of non-operating retirement costs do not include special items.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 27, 2016, we had cash, cash equivalents and short- and long-term marketable securities of $874.2 million and total debt and capital lease obligations of $432.5 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $441.8 million. Our cash and investment balances have declined since the end of 2015, primarily due to variable compensation payments of approximately $53 million, net tax payments of $23.2 million, stock repurchases of $15.7 million and the HelloSociety purchase price of $12.3 million, offset by proceeds from the maturity of $144.0 million of marketable securities and $38.0 million cash distribution from the liquidation of certain investments related to our corporate-owned life insurance.
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
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. As of March 27, 2016, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time as market conditions permit. There is no expiration date with respect to this authorization.
On February 18, 2016 our Board of Directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on April 21, 2016, to all stockholders of record as of the close of business on April 6, 2016. Our Board of Directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2016	March 29, 2015	% Change
Operating activities	$(20,684)	$11,073	*
Investing activities	$122,765	$211,489	(42.0)%
Financing activities	$(22,283)	$(131,699)	(83.1)%
* Represents an increase or decrease in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities decreased in the first three months of 2016 compared with the same prior-year period due to higher income tax payments, higher costs and a decline in overall revenues.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash, acquisitions of new businesses and investments.
Net cash provided by investing activities in the first three months of 2016 was primarily due to maturities of marketable securities, cash distribution from the liquidation of certain investments related to our corporate-owned life insurance, offset by net purchases of marketable securities, capital expenditures and the purchase price for HelloSociety.

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
Net cash used in financing activities in the first three months of 2016 was primarily related to share repurchases of $15.7 million and dividend payments of $6.5 million.
Restricted Cash
We were required to maintain $29.2 million of restricted cash as of March 27, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
Third-Party Financing
As of March 27, 2016, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 7 for information regarding our total debt and capital lease obligations. See Note 9 for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015. As of March 27, 2016, our critical accounting policies have not changed from December 27, 2015.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015. As of March 27, 2016, our contractual obligations and off-sheet balance sheet arrangements have not changed materially from December 27, 2015.
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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 27, 2015, as well as other risks and factors identified from time to time in our SEC filings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 27, 2015, details our disclosures about market risk. As of March 27, 2016, there were no material changes in our market risks from December 27, 2015.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 27, 2016. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 27, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. See Note 15 of the Notes to the Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
December 28, 2015 - January 31, 2016	955,811	12.74	955,811	$19,095,000
February 1, 2016 - February 28, 2016	223,861	12.77	223,861	$16,235,000
February 29, 2016 - March 27, 2016	—	—	—	$16,235,000
Total for the first quarter of 2016	1,179,672	12.74	1,179,672	$16,235,000

(1)
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. As of March 27, 2016, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 5, 2016	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 27, 2016

Exhibit No.

10.1	Amendment No. 1 to The New York Times Companies Supplemental Retirement and Investment Plan, amended March 14, 2016 and effective January 1, 2016.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.