Form 10-Q
period 2016-06-26
NEW YORK TIMES CO
filed 2016-07-29
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of July 27, 2016 (exclusive of treasury shares):

Class A Common Stock	160,203,257	shares
Class B Common Stock	816,632	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 26, 2016 (unaudited) and December 27, 2015	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and six months ended June 26, 2016 and June 28, 2015	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarter and six months ended June 26, 2016 and June 28, 2015	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 26, 2016 and June 28, 2015	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	3	Quantitative and Qualitative Disclosures about Market Risk	27
Item	4	Controls and Procedures	27

PART II		Other Information	28
Item	1	Legal Proceedings	28
Item	1A	Risk Factors	28
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item	6	Exhibits	28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 26, 2016	December 27, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$400,062	$105,776
Short-term marketable securities	327,641	507,639
Accounts receivable (net of allowances of $13,783 in 2016 and $13,485 in 2015)	149,957	207,180
Prepaid expenses	15,173	19,430
Other current assets	46,309	22,507
Total current assets	939,142	862,532
Other assets
Long-term marketable securities	187,679	291,136
Investments in joint ventures	12,998	22,815
Property, plant and equipment (less accumulated depreciation and amortization of $886,010 in 2016 and $856,974 in 2015)	611,135	632,439
Goodwill	119,765	109,085
Deferred income taxes	303,441	309,142
Miscellaneous assets	155,081	190,541
Total assets	$2,329,241	$2,417,690
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 26, 2016	December 27, 2015
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$75,251	$96,082
Accrued payroll and other related liabilities	69,076	98,256
Unexpired subscriptions	62,812	60,184
Current portion of long-term debt and capital lease obligations	188,784	188,377
Accrued expenses and other	130,294	120,686
Total current liabilities	526,217	563,585
Other liabilities
Long-term debt and capital lease obligations	244,898	242,851
Pension benefits obligation	613,445	627,697
Postretirement benefits obligation	60,068	62,879
Other	85,462	92,223
Total other liabilities	1,003,873	1,025,650
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2016 – 169,069,650; 2015 – 168,263,533 (including treasury shares: 2016 – 8,870,801; 2015 – 7,691,129)	16,907	16,826
Class B – convertible – authorized and issued shares: 2016 – 816,632; 2015 – 816,635 (including treasury shares: 2016 – none; 2015 – none)	82	82
Additional paid-in capital	143,513	146,348
Retained earnings	1,313,817	1,328,744
Common stock held in treasury, at cost	(171,211)	(156,155)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	1,157	17
Funded status of benefit plans	(501,222)	(509,111)
Total accumulated other comprehensive loss, net of income taxes	(500,065)	(509,094)
Total New York Times Company stockholders’ equity	803,043	826,751
Noncontrolling interest	(3,892)	1,704
Total stockholders’ equity	799,151	828,455
Total liabilities and stockholders’ equity	$2,329,241	$2,417,690
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(13 weeks)		(26 weeks)
Revenues
Circulation	$219,480	$213,128	$437,474	$425,921
Advertising	131,155	148,599	270,835	298,507
Other	21,995	21,159	43,836	42,697
Total revenues	372,630	382,886	752,145	767,125
Operating costs
Production costs:
Wages and benefits	90,630	89,030	183,101	179,668
Raw materials	17,012	18,348	34,887	38,625
Other	45,075	45,395	92,591	91,116
Total production costs	152,717	152,773	310,579	309,409
Selling, general and administrative costs	172,069	176,252	350,315	355,049
Depreciation and amortization	15,147	15,810	30,619	30,654
Total operating costs	339,933	344,835	691,513	695,112
Restructuring charge	11,855	—	11,855	—
Multiemployer pension plan withdrawal expense	11,701	—	11,701	4,697
Pension settlement charges	—	—	—	40,329
Operating profit	9,141	38,051	37,076	26,987
Loss from joint ventures	(412)	(356)	(42,308)	(928)
Interest expense, net	9,097	9,776	17,923	21,968
(Loss)/ income from continuing operations before income taxes	(368)	27,919	(23,155)	4,091
Income tax expense/(benefit)	124	11,700	(9,077)	2,293
Net (loss)/ income	(492)	16,219	(14,078)	1,798
Net loss attributable to the noncontrolling interest	281	181	5,596	340
Net (loss)/ income attributable to The New York Times Company common stockholders	$(211)	$16,400	$(8,482)	$2,138
Average number of common shares outstanding:
Basic	161,128	166,355	161,052	165,173
Diluted	161,128	168,316	161,052	167,491
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders	$(0.00)	$0.10	$(0.05)	$0.01
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders	$(0.00)	$0.10	$(0.05)	$0.01
Dividends declared per share	$0.00	$0.04	$0.04	$0.08
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(13 weeks)		(26 weeks)
Net (loss)/income	$(492)	$16,219	$(14,078)	$1,798
Other comprehensive income, before tax:
(Loss)/income on foreign currency translation adjustments	(136)	1,907	1,506	(6,620)
Pension and postretirement benefits obligation	6,551	9,142	13,103	58,480
Other comprehensive income, before tax	6,415	11,049	14,609	51,860
Income tax expense	2,477	4,256	5,580	20,576
Other comprehensive income, net of tax	3,938	6,793	9,029	31,284
Comprehensive income/(loss)	3,446	23,012	(5,049)	33,082
Comprehensive loss attributable to the noncontrolling interest	281	130	5,596	289
Comprehensive income attributable to The New York Times Company common stockholders	$3,727	$23,142	$547	$33,371
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 26, 2016	June 28, 2015
	(26 weeks)
Cash flows from operating activities
Net (loss)/income	$(14,078)	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charge	11,855	—
Pension settlement charges	—	40,329
Multiemployer pension plan withdrawal expense	11,701	4,697
Depreciation and amortization	30,619	30,654
Stock-based compensation expense	5,872	4,670
Undistributed loss of joint ventures	42,308	928
Long-term retirement benefit obligations	(14,738)	(4,581)
Uncertain tax positions	121	152
Other-net	(3,478)	7,642
Changes in operating assets and liabilities:
Accounts receivable-net	57,223	58,081
Other current assets	(19,934)	7,579
Accounts payable, accrued payroll and other liabilities	(78,595)	(87,644)
Unexpired subscriptions	2,628	1,375
Net cash provided by operating activities	31,504	65,680
Cash flows from investing activities
Purchases of marketable securities	(34,912)	(393,839)
Maturities of marketable securities	316,515	470,457
Cash distribution from corporate-owned life insurance	38,000	—
Acquisition of digital marketing agency	(12,250)	—
Purchase of investments – net of proceeds	(1,350)	(3,242)
Capital expenditures	(14,592)	(14,446)
Change in restricted cash	521	(1,230)
Other-net	(380)	(270)
Net cash provided by investing activities	291,552	57,430
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(322)	(223,659)
Dividends paid	(12,937)	(13,365)
Capital shares:
Stock issuances	93	102,640
Repurchases	(15,684)	(9,342)
Net cash used in financing activities	(28,850)	(143,726)
Net increase in cash and cash equivalents	294,206	(20,616)
Effect of exchange rate changes on cash	80	(990)
Cash and cash equivalents at the beginning of the period	105,776	176,607
Cash and cash equivalents at the end of the period	$400,062	$155,001
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 26, 2016 and December 27, 2015, and the results of operations and cash flows of the Company for the periods ended June 26, 2016 and June 28, 2015. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 27, 2015. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second quarter.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 26, 2016, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015, have not changed.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation,” which provides guidance on accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for the Company for fiscal years beginning after December 25, 2016. Early application is permitted. Amendments related to the timing of when excess tax benefits are recognized and classified on the statement of cash flows, forfeitures, minimum statutory withholding requirements, and intrinsic value will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when the Company withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term will be applied prospectively. The Company may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently in the process of evaluating the impact of the new stock compensation guidance.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250,

“Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. This guidance is effective for fiscal years beginning after December 31, 2017, subject to finalization. Early application is permitted. Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The amendments in ASU 2016-08 do not change the core principle of ASU 2014-09. In April 2016, the FASB also issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to reduce the cost and complexity of applying the guidance on identifying promised goods or services when identifying a performance obligation and improve the operability and understandability of the licensing implementation guidance. The amendments in ASU 2016-10 do not change the core principle of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” to reduce the cost and complexity of applying the guidance to address certain issues on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.The amendments in ASU 2016-12 do not change the core principle of ASU 2014-09. We are currently in the process of evaluating the impact of the new revenue guidance.
The Company considers the applicability and impact of all ASUs. ASUs not specifically identified in our disclosures are either not applicable to the Company or not expected to have a material effect on our financial condition or results of operations.
NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	June 26, 2016	December 27, 2015
Short-term marketable securities
U.S Treasury securities	$85,451	$184,278
Corporate debt securities	141,425	185,561
U.S. agency securities	53,649	65,222
Municipal securities	—	1,363
Certificates of deposit	28,246	60,244
Commercial paper	18,870	10,971
Total short-term marketable securities	$327,641	$507,639
Long-term marketable securities
Corporate debt securities	$81,358	$119,784
U.S. agency securities	88,538	150,583
U.S Treasury securities	17,783	20,769
Total long-term marketable securities	$187,679	$291,136
As of June 26, 2016, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 29 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
NOTE 4. GOODWILL
The Company acquired HelloSociety, LLC (“HelloSociety”), a digital marketing agency, for $12.3 million in a cash transaction effective February 29, 2016. Upon acquisition, the Company preliminarily allocated the entire purchase price to intangible assets pending the completion of the valuation of assets acquired and liabilities assumed. During the second quarter of 2016, the Company received the final valuation and adjusted the allocation of the purchase price to recognize the goodwill acquired in the purchase. The remaining intangible assets have been included in “Miscellaneous Assets” in our Condensed Consolidated Balance Sheets.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amount of goodwill, including goodwill purchased as part of the acquisition of HelloSociety, as of June 26, 2016 and December 27, 2015 were as follows:

(In thousands)	Total Company
Balance as of December 27, 2015	$109,085
HelloSociety acquisition	9,860
Foreign currency translation	820
Balance as of June 26, 2016	$119,765
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS
Equity Method Investments
As of June 26, 2016, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership that operated a supercalendered paper mill in Maine, and Women in the World Media, LLC, a live-event conference business.
Our Company and UPM-Kymmene Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary. UPM-Kymmene owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. During the first quarter of 2016, we recognized a $41.4 million loss from joint ventures related to the announced closure of the paper mill operated by Madison. Our proportionate share of the loss was $20.1 million after tax and adjusted for the allocation of the loss to the noncontrolling interest. During the second quarter of 2016, we recognized an additional $2.3 million loss from joint ventures, of which $1.6 million related to certain contract termination costs incurred in connection with the paper mill closure. As a result of these costs, our investment in Madison was decreased to zero and a liability of $31.9 million was recorded in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets. We believe Madison will have sufficient existing assets to sell and recover, including cash, receivables and inventory, and therefore we do not currently expect that we will be required to use significant cash in the wind down of this investment.
We received no distributions from our equity method investments during the three- and six-month periods ended June 26, 2016 and June 28, 2015.
We purchase newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. Such purchases totaled $6.6 million and $6.1 million for the six-month periods ended June 26, 2016 and June 28, 2015, respectively.
Cost Method Investments
The aggregate carrying amounts of cost method investments included in “Miscellaneous assets’’ in our Consolidated Balance Sheets were $13.2 million and $11.9 million for June 26, 2016 and December 27, 2015, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. DEBT OBLIGATIONS
Our current indebtedness includes senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	June 26, 2016	December 27, 2015
Senior notes due in December 2016:
Principal amount	$189,170	$189,170
Less unamortized discount based on imputed interest rate of 6.625%	386	793
Total senior notes due in 2016	188,784	188,377
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	250,000	250,000
Less unamortized discount based on imputed interest rate of 13.0%	11,869	13,905
Total option to repurchase ownership interest in headquarters building in 2019	238,131	236,095
Capital lease obligations	6,767	6,756
Total debt and capital lease obligations	433,682	431,228
Less current portion	188,784	188,377
Total long-term debt and capital lease obligations	$244,898	$242,851
See Note 8 for additional information regarding the fair value of our long-term debt.
“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Interest expense	$10,020	$9,920	$19,942	$22,089
Amortization of debt costs and discount on debt	1,191	1,145	2,444	2,360
Capitalized interest	(165)	(106)	(281)	(157)
Interest income	(1,949)	(1,183)	(4,182)	(2,324)
Total interest expense, net	$9,097	$9,776	$17,923	$21,968
NOTE 7. OTHER
Streamlining of International Print Operations
On April 26, 2016, we informed employees of proposed measures intended to streamline our international print operations and support future growth efforts. These measures include a redesign of our international print newspaper and the relocation of certain editing and production operations currently conducted in Paris to our locations in Hong Kong and New York. As of June 26, 2016, we incurred $11.9 million of total costs related to the measures, including $11.8 million of relocation and severance-related charges and approximately $0.1 million of lease impairment and other contract-related charges. We expect to incur approximately $3 million of additional costs in the second half of 2016 in connection with these measures. See Note 15 for additional information.
Severance Costs
We recognized severance costs, other than those associated with the streamlining of the Company’s international print operations, of $1.7 million and $1.9 million in the second quarter of 2016 and 2015, respectively, and $5.3 million and $3.4 million in the first six months of 2016 and 2015, respectively. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $21.7 million (inclusive of severance liabilities in connection with the streamlining of our international print operations) and $14.9 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of June 26, 2016 and December 27, 2015, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising Expenses
Advertising expenses incurred to promote our consumer and marketing services were $20.1 million and $21.1 million in the second quarter of 2016 and 2015, respectively, and $41.2 million and $42.5 million in the first six months of 2016 and 2015, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations was $2.7 million and $3.1 million in the second quarter of 2016 and 2015, respectively, and $5.7 million and $6.0 million in the first six months of 2016 and 2015, respectively.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of June 26, 2016 and December 27, 2015:

(In thousands)	June 26, 2016				December 27, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$29,569	$29,569	$—	$—	$35,578	$35,578	$—	$—
The deferred compensation liability, included in “Other liabilities—Other” in our Condensed Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of June 26, 2016 and December 27, 2015, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was $238 million as of June 26, 2016 and $236 million as of December 27, 2015. The fair value of our long-term debt was $312 million and $316 million as of June 26, 2016 and December 27, 2015, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	June 26, 2016			June 28, 2015
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,248	$—	$2,248	$2,987	$—	$2,987
Interest cost	16,573	2,034	18,607	18,514	2,502	21,016
Expected return on plan assets	(27,789)	—	(27,789)	(28,832)	—	(28,832)
Amortization of actuarial loss	7,068	1,053	8,121	9,479	1,270	10,749
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(2,386)	$3,087	$701	$1,662	$3,772	$5,434

	For the Six Months Ended
	June 26, 2016			June 28, 2015
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,495	$—	$4,495	$5,975	$—	$5,975
Interest cost	33,147	4,068	37,215	37,452	5,004	42,456
Expected return on plan assets	(55,579)	—	(55,579)	(57,607)	—	(57,607)
Amortization of actuarial loss	14,137	2,106	16,243	18,876	2,540	21,416
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Effect of settlement	—	—	—	40,329	—	40,329
Net periodic pension (income)/cost	$(4,772)	$6,174	$1,402	$44,053	$7,544	$51,597
During the first six months of 2016 and 2015, we made pension contributions of $3.9 million and $3.2 million, respectively, to certain qualified pension plans. We expect to make total contributions of $7.6 million in 2016 to satisfy funding requirements.
In the first quarter of 2016, we changed the methodology used to calculate the service and interest components of net periodic benefit cost for retirement plans to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in the first quarter of 2016, we elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Multiemployer Plans
During the second quarter of 2016 and the first quarter of 2015 we recorded charges of $11.7 million and $4.7 million, respectively, related to partial withdrawal obligations under multiemployer pension plans. The $11.7 million charge followed an unfavorable arbitration decision in the second quarter of 2016. See Note 14 for additional information with respect to the arbitration.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Service cost	$104	$147	$208	$294
Interest cost	495	689	990	1,377
Amortization of actuarial loss	1,026	1,303	2,052	2,606
Amortization of prior service credit	(2,110)	(2,475)	(4,220)	(4,950)
Net periodic postretirement benefit income	$(485)	$(336)	$(970)	$(673)
NOTE 10. INCOME TAXES
The Company had income tax expense of $0.1 million in the second quarter of 2016 and an income tax benefit of $9.1 million in the first six months of 2016. The Company had income tax expense of $11.7 million and $2.3 million in the second quarter and first six months of 2015, respectively. The income tax benefit in the first six months of 2016 was due to the $23.2 million loss from continuing operations before taxes for that period.
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
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 6 million in the second quarter and first six months of 2016 and approximately 5 million in the second quarter and first six months of 2015.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 27, 2015	$826,751	$1,704	$828,455
Net loss	(8,482)	(5,596)	(14,078)
Other comprehensive income, net of tax	9,029	—	9,029
Effect of issuance of shares	(9,194)	—	(9,194)
Share repurchases	(15,056)	—	(15,056)
Dividends declared	(6,445)	—	(6,445)
Stock-based compensation	6,440	—	6,440
Balance as of June 26, 2016	$803,043	$(3,892)	$799,151

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 28, 2014	$726,328	$2,021	$728,349
Net income/(loss)	2,138	(340)	1,798
Other comprehensive income, net of tax	31,233	51	31,284
Effect of issuance of shares	100,589	—	100,589
Share repurchases	(9,342)	—	(9,342)
Dividends declared	(13,375)	—	(13,375)
Stock-based compensation	4,567	—	4,567
Balance as of June 28, 2015	$842,138	$1,732	$843,870
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
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise of warrants. As of June 26, 2016, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time as market conditions permit. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in AOCI by component as of June 26, 2016:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2015	$17	$(509,111)	$(509,094)
Other comprehensive income before reclassifications, before tax(1)	1,506	—	1,506
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	13,103	13,103
Income tax expense(1)	366	5,214	5,580
Net current-period other comprehensive income, net of tax	1,140	7,889	9,029
Balance as of June 26, 2016	$1,157	$(501,222)	$(500,065)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the six months ended June 26, 2016:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(5,192)	Selling, general & administrative costs
Amortization of actuarial loss(1)	18,295	Selling, general & administrative costs
Total reclassification, before tax(2)	13,103
Income tax expense	5,214	Income tax (benefit)/expense
Total reclassification, net of tax	$7,889

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended June 26, 2016.
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
NOTE 14. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $28.2 million of restricted cash as of June 26, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
Newspaper and Mail Deliverers–Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers-Publishers’ Pension Fund (the “NMDU Fund”) assessed a partial withdrawal liability against the Company in the amount of approximately $26 million for the plan years ending May 31, 2012 and 2013 (the “Initial Assessment”), an amount that was increased to approximately $34 million in December 2014, when the NMDU Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013 (the “Revised Assessment”). The NMDU Fund claimed that when City & Suburban Delivery Systems, Inc., a retail and newsstand distribution subsidiary of the Company and the largest contributor to the NMDU Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years. The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liability, and the parties engaged in arbitration proceedings to resolve the matter.
On June 14, 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred in each of the two plan years. The arbitrator agreed with the methodology by which the NMDU Fund calculated the Initial Assessment, but concluded that the NMDU Fund’s calculation of the Revised Assessment was overstated by $7.5 million.
The Company expects to appeal the arbitrator’s decision following the issuance of the final award and opinion. As a result of the interim decision, the Company established a liability of $11.3 million in the second quarter of 2016. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
As required by the Employee Retirement Income Security Act of 1974, the Company has been making the quarterly payments to the NMDU Fund set forth in the demand letters. As of June 26, 2016, we have paid $15.1 million since the receipt of the initial demand letter (of which $9.9 million related to the Initial Assessment and $5.2 million related to the Revised Assessment), including $3.5 million in 2016. Subsequent to that date, the NMDU Fund returned $5.0 million principal and interest to the Company in recognition of the arbitrator’s finding that the Revised Assessment was overstated. The $5.0 million reimbursement will be recorded in the third quarter of 2016 as that is when the gain associated with the Revised Assessment was realized. The Company will continue to make required payments during the pendency of the appeal.
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
NOTE 15. SUBSEQUENT EVENTS
On June 28, 2016, our Board of Directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on July 28, 2016, to all stockholders of record as of the close of business on July 13, 2016. Our Board of Directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.
On July 4, 2016, the Company reached an agreement with the employee works council in Paris (which was subsequently approved by the labor department) regarding proposed measures to streamline the Company’s international print operations. As of June 26, 2016, the Company incurred $11.9 million of total costs related to the proposed measures. As a result of this agreement, we expect to incur approximately $3 million of additional costs in the second half of 2016 in connection with these measures.
On July 13, 2016, the Company received $5.0 million from the NMDU Fund in connection with an ongoing arbitration matter. See Note 14 for additional information.
The Company offered a voluntary buyout program to certain employees, which extended until July 15, 2016. Based on the number of employees who accepted the offer, the Company expects to incur severance costs of approximately $11 million in the third quarter of 2016 in connection with the program.

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
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “Results of Operations—Non-GAAP Financial Measures.”
Financial Highlights
For the second quarter of 2016, diluted loss per share from continuing operations was $0.00, compared with diluted earnings per share of $0.10 for the second quarter of 2015. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.11 and $0.13 for the second quarters of 2016 and 2015, respectively.
The Company had an operating profit of $9.1 million in the second quarter of 2016, compared with $38.1 million for the second quarter of 2015. The decline was driven by costs incurred in connection with measures to streamline the Company’s international print operations, a charge for a partial withdrawal obligation under a multiemployer pension plan and lower advertising revenues. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $54.5 million and $64.4 million for the second quarters of 2016 and 2015, respectively.
Total revenues decreased 2.7% to $372.6 million in the second quarter of 2016 from $382.9 million in the second quarter of 2015.
Circulation revenues increased 3.0% in the second quarter of 2016 compared with the second quarter of 2015, as digital subscription growth and a print home-delivery price increase for The New York Times newspaper more than offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscriptions (which includes news product and Crossword product subscriptions), e-readers and replica editions increased 15.3% to $56.4 million in the second quarter of 2016 compared with the second quarter of 2015. Circulation revenue from digital-only subscriptions to our news products increased 14.0 percent to $54.1 million.
Paid digital-only subscriptions totaled approximately 1,424,000 as of the end of the second quarter of 2016, a 25% increase compared to the end of the second quarter of 2015. Paid digital-only subscriptions to our news products totaled approximately 1,212,000, a 22% increase compared to the end of the second quarter of 2015.
Advertising revenues remained under pressure during the second quarter of 2016. Total advertising revenues decreased 11.7% in the second quarter of 2016 compared with the second quarter of 2015, reflecting a 14.1% decrease in print advertising revenues and a 6.8% decrease in digital advertising revenues. The decrease in print advertising revenues resulted primarily from a continued decline in display advertising. The decrease in digital advertising revenues primarily reflected a continued decline in traditional website display advertising, partially offset by increases in revenue from our mobile platform, our programmatic buying channels and branded content.
Compared with the second quarter of 2015, other revenues increased 4.0% in the second quarter of 2016, driven primarily by increased revenues from the Company’s NYT Live business.
Operating costs decreased slightly in the second quarter of 2016 to $339.9 million from $344.8 million in the second quarter of 2015, largely due to lower non-operating retirement costs. Operating costs before depreciation, amortization, severance and non-operating retirement costs (or “adjusted operating costs,” a non-GAAP measure) were flat in the second quarter of 2016 at $318.2 million compared with $318.5 million in the second quarter of 2015.

Non-operating retirement costs decreased to $5.0 million during the second quarter of 2016 compared with $8.7 million in the second quarter of 2015, driven by a change in the methodology of calculating the discount rate applied to retirement costs.
As previously disclosed, in April 2016, we informed employees of proposed measures intended to streamline our international print operations and support future growth efforts. These measures include a redesign of our international print newspaper and the relocation of certain editing and production operations currently conducted in Paris to our locations in Hong Kong and New York. During the second quarter of 2016, we incurred $11.9 million of total costs (primarily consisting of severance costs) related to the measures. On July 4, 2016, the Company reached an agreement with the employee works council in Paris (which was subsequently approved by the labor department) regarding these measures and as a result, we expect to incur approximately $3 million of additional costs in the second half of 2016.
During the second quarter of 2016, the Company also recorded an $11.7 million charge in connection with an unfavorable arbitration decision. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Revenues
Circulation	$219,480	$213,128	3.0%	437,474	425,921	2.7%
Advertising	131,155	148,599	(11.7)%	270,835	298,507	(9.3)%
Other	21,995	21,159	4.0%	43,836	42,697	2.7%
Total revenues	372,630	382,886	(2.7)%	752,145	767,125	(2.0)%
Operating costs
Production costs:
Wages and benefits	90,630	89,030	1.8%	183,101	179,668	1.9%
Raw materials	17,012	18,348	(7.3)%	34,887	38,625	(9.7)%
Other	45,075	45,395	(0.7)%	92,591	91,116	1.6%
Total production costs	152,717	152,773	—%	310,579	309,409	0.4%
Selling, general and administrative costs	172,069	176,252	(2.4)%	350,315	355,049	(1.3)%
Depreciation and amortization	15,147	15,810	(4.2)%	30,619	30,654	(0.1)%
Total operating costs	339,933	344,835	(1.4)%	691,513	695,112	(0.5)%
Restructuring charge	11,855	—	*	11,855	—	*
Multiemployer pension plan withdrawal expense	11,701	—	*	11,701	4,697	*
Pension settlement charges	—	—	—%	—	40,329	*
Operating profit	9,141	38,051	(76.0)%	37,076	26,987	37.4%
Loss from joint ventures	(412)	(356)	15.7%	(42,308)	(928)	*
Interest expense, net	9,097	9,776	(6.9)%	17,923	21,968	(18.4)%
(Loss)/ income from continuing operations before income taxes	(368)	27,919	*	(23,155)	4,091	*
Income tax expense/(benefit)	124	11,700	(98.9)%	(9,077)	2,293	*
Net (loss)/ income	(492)	16,219	*	(14,078)	1,798	*
Net loss attributable to the noncontrolling interest	281	181	55.2%	5,596	340	*
Net (loss)/ income attributable to The New York Times Company common stockholders	$(211)	$16,400	*	(8,482)	2,138	*
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
In the first quarter of 2016, the Company reclassified the subscription revenue from its Crossword product, including prior period information, into circulation revenues from other revenues. The following tables summarize 2016 and 2015 digital-only subscription revenues reflecting this reclassification:

	For the Quarter Ended		For the Six Months Ended
(In thousands)	June 26, 2016	% Change vs. 2015	June 26, 2016	% Change vs. 2015
Digital-only subscription revenues:
Digital-only news product subscription revenues	$54,126	14.0%	$106,201	13.5%
Digital Crossword product subscription revenues	2,272	54.6%	4,370	56.5%
Total digital-only subscription revenues	$56,398	15.3%	$110,571	14.7%

	For the Quarters Ended				For the Year Ended
(In thousands)	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015	December 27, 2015
Digital-only subscription revenues:
Digital-only news product subscription revenues	$46,127	$47,465	$48,656	$50,409	$192,657
Digital Crossword product subscription revenues	1,323	1,470	1,630	1,863	6,286
Total digital-only subscription revenues	$47,450	$48,935	$50,286	$52,272	$198,943
Consistent with this reclassification, the Company also adjusted the number of digital-only subscriptions to include Crossword product subscriptions. The following tables summarize 2016 and 2015 digital-only subscriptions:

	2016
(In thousands)	June 26, 2016	% Change vs. 2015
Digital-only subscriptions:
Digital-only news product subscriptions	1,212	22.4%
Digital Crossword product subscriptions	212	46.2%
Total digital-only subscriptions	1,424	25.5%

	2015
(In thousands)	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015
Digital-only subscriptions:
Digital-only news product subscriptions	957	990	1,041	1,094
Digital Crossword product subscriptions	142	145	159	176
Total digital-only subscriptions	1,099	1,135	1,200	1,270
Circulation revenues increased 3.0% in the second quarter and 2.7% in the first six months of 2016 compared with the same prior-year periods, primarily due to growth in our digital subscription base and an increase in print home-delivery prices for The New York Times newspaper, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscriptions (including e-readers and replica editions) were $56.4 million in the second quarter of 2016 and $110.6 million in the first six months of 2016, an increase of 15.3% and 14.7% from the second quarter and first six months of 2015, respectively.

Advertising Revenues
Advertising revenues are derived from the sale of our advertising products and services on our print, web and mobile platforms. These revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands in print in the form of column-inch ads, and on our web and mobile platforms in the form of banners, video, rich media and other interactive ads. Classified advertising revenue includes line-ads sold in the major categories of real estate, help wanted, automotive and other. Other advertising revenue primarily includes creative services fees associated with, among other things, our branded content studio; revenue from preprinted advertising, also known as free-standing inserts and revenue generated from branded bags in which our newspapers are delivered.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change
Display	$116,446	$135,505	(14.1)%
Classified	7,788	8,296	(6.1)%
Other	6,921	4,798	44.2%
Total	$131,155	$148,599	(11.7)%

	For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change
Display	$242,467	$271,938	(10.8)%
Classified	15,952	17,620	(9.5)%
Other	12,416	8,949	38.7%
Total	$270,835	$298,507	(9.3)%
Below is a percentage breakdown of advertising revenues (print and digital) for the first six months of 2016 and 2015:

	Display	Classified	Other	Total
2016	89%	6%	5%	100%
2015	91%	6%	3%	100%
Print advertising revenues, which represented 65.7% of total advertising revenues for the second quarter of 2016 and 67.9% of total advertising revenues for the first six months of 2016, declined 14.1% and 11.5% in the second quarter and first six months of 2016, respectively, compared with the same prior-year periods. The decline in both periods was primarily due to a continued decline in display advertising, primarily in the luxury goods, entertainment and retail categories.
Digital advertising revenues, which represented 34.3% of total advertising revenues for the second quarter of 2016 and 32.1% of total advertising revenues for the first six months of 2016, declined 6.8% and 4.2% in the second quarter and first six months of 2016, respectively, compared with the same prior-year periods. The decline in both periods was primarily due to a decrease in traditional website display advertising, partially offset by increases in revenue from our mobile platform, our programmatic buying channels and branded content.
Other Revenues
Other revenues increased 4.0% in the second quarter of 2016 and 2.7% in the first six months of 2016, compared with the same prior-year periods, primarily due to revenues from our NYT Live business.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Production costs:
Wages and benefits	90,630	89,030	1.8%	183,101	179,668	1.9%
Raw materials	17,012	18,348	(7.3)%	34,887	38,625	(9.7)%
Other	45,075	45,395	(0.7)%	92,591	91,116	1.6%
Total production costs	152,717	152,773	—%	310,579	309,409	0.4%
Selling, general and administrative costs	172,069	176,252	(2.4)%	350,315	355,049	(1.3)%
Depreciation and amortization	15,147	15,810	(4.2)%	30,619	30,654	(0.1)%
Total operating costs	$339,933	$344,835	(1.4)%	$691,513	$695,112	(0.5)%
Production Costs
Total production costs were flat in the second quarter of 2016 compared with the second quarter of 2015, as an increase in wages and benefits ($1.6 million) was offset by a decrease in raw materials expense ($1.3 million). Raw materials expense decreased as a result of an 8.8% decline in newsprint expense in the second quarter of 2016 compared with the second quarter of 2015, with 6.2% from lower consumption and 2.6% from lower pricing. The decline was also impacted by a 4.4% decrease in magazine paper expense in the second quarter of 2016 compared with the second quarter of 2015, with 4.0% from lower pricing and 0.4% from lower consumption.
Total production costs increased slightly in the first six months of 2016 compared with the first six months of 2015, primarily due to an increase in wages and benefits expenses ($3.4 million) and other expenses ($1.5 million), partially offset by a decrease in raw materials expense ($3.7 million). Wages and benefits expenses increased as a result of increased headcount to support our growth initiatives. Other expenses increased primarily as a result of higher outside service costs. Raw materials expense decreased as a result of a 13.0% decline in newsprint expense in the first six months of 2016 compared with the first six months of 2015, with 5.2% from lower consumption and 7.8% from lower pricing. The decline was also impacted by a 0.4% decrease in magazine paper expense in the first six months of 2016 compared with the first six months of 2015, with 1.3% from lower pricing offset by 0.9% from higher consumption.
Selling, General and Administrative Costs
Selling, general and administrative costs decreased in the second quarter of 2016 compared with the second quarter of 2015, primarily due to a decrease in non-operating retirement costs ($3.7 million), distribution costs ($1.4 million) and promotion and marketing costs ($1.4 million), partially offset by higher compensation costs ($3.6 million). Distribution costs decreased primarily as a result of fewer print copies produced and transportation efficiencies. Promotion and marketing costs decreased primarily as a result of lower spending on direct mail and events marketing. Compensation costs increased primarily as a result of increased hiring to support growth initiatives.
Selling, general and administrative costs decreased in the first six months of 2016 compared with the first six months of 2015 primarily due to a decrease in non-operating retirement costs ($8.0 million), distribution costs ($3.0 million), promotion and marketing costs ($2.0 million), outside service costs ($1.0 million) and other expenses (approximately $4 million), offset by an increase in severance costs ($1.9 million) and compensation costs ($10.5 million). Distribution costs decreased primarily as a result of fewer print copies produced and transportation efficiencies. Promotion and marketing costs decreased primarily as a result of lower spending on direct mail and events marketing. Compensation costs increased primarily as a result of increased hiring to support growth initiatives.
Depreciation and Amortization
Depreciation and amortization costs decreased in the second quarter and first six months of 2016 compared with the second quarter and first six months of 2015 primarily as a result of accelerated depreciation during the second quarter and first six months of 2015 for international assets.

Other Items
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items.
NON-OPERATING ITEMS
Joint Ventures
See Note 5 of the Notes to the Condensed Consolidated Financial Statements for information regarding our joint venture investments.
Interest Expense, Net
See Note 6 of the Notes to the Condensed Consolidated Financial Statements for information regarding interest expense.
Income Taxes
See Note 10 of the Notes to the Condensed Consolidated Financial Statements for information regarding income taxes.
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
The special items in 2016 consisted of an $11.9 million ($7.1 million after tax or $.04 per share) charge in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs), an $11.7 million ($7.0 million after tax or $.04 per share) charge for a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision, each in the second quarter, and a $41.4 million ($20.1 million after tax and net of the noncontrolling interest) loss from joint ventures in the first quarter related to the announced closure of a paper mill operated by Madison Paper Industries, in which the Company has an investment through a subsidiary.
The special items in 2015 consisted of a $40.3 million pension settlement charge ($24.0 million after tax) in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans and a $4.7 million charge ($2.8 million after tax) for a partial withdrawal obligation under a multiemployer pension plan, each in the first quarter.
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
Management considers special items, which may include impairment charges, pension settlement charges and other items that arise from time to time, to be outside the ordinary course of our operations. Management believes that excluding these items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results to historical performance. In addition, management excludes severance costs, which may fluctuate significantly from quarter to quarter, because it believes these costs do not necessarily reflect expected future operating costs and do not contribute to a meaningful comparison of the Company’s operating results to historical performance.
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

	For the Quarters Ended			For the Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Diluted loss per share from continuing operations	$(0.00)	$0.10	*	$(0.05)	$0.01	*
Add:
Severance	0.01	0.01	*	0.03	0.02	*
Non-operating retirement costs	0.03	0.05	(40.0)%	0.06	0.10	(40.0)%
Special items:
Restructuring charge	0.07	—	*	0.07	—	*
Multiemployer pension plan withdrawal expense	0.07	—	*	0.07	0.03	*
Loss from joint ventures, net of tax and noncontrolling interest	—	—	*	0.21	—	*
Pension settlement charge	—	—	*	—	0.24	*
Income tax expense of special items	(0.08)	(0.03)	*	(0.18)	(0.16)	12.5%
Adjusted diluted earnings per share from continuing operations (1)	$0.11	$0.13	(15.4)%	$0.21	$0.25	(16.0)%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Operating profit	$9,141	$38,051	(76.0)%	$37,076	$26,987	37.4%
Add:
Depreciation & amortization	15,147	15,810	(4.2)%	30,619	30,654	(0.1)%
Severance	1,656	1,874	(11.6)%	5,256	3,391	55.0%
Non-operating retirement costs	4,967	8,674	(42.7)%	9,503	17,549	(45.8)%
Special items:
Restructuring charge	11,855	—	*	11,855	—	*
Multiemployer pension plan withdrawal expense	11,701	—	*	11,701	4,697	*
Pension settlement charges	—	—	*	—	40,329	*
Adjusted operating profit	$54,467	$64,409	(15.4)%	$106,010	$123,607	(14.2)%
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Operating costs	$339,933	$344,835	(1.4)%	$691,513	$695,112	(0.5)%
Less:
Depreciation & amortization	15,147	15,810	(4.2)%	30,619	30,654	(0.1)%
Severance	1,656	1,874	(11.6)%	5,256	3,391	55.0%
Non-operating retirement costs	4,967	8,674	(42.7)%	9,503	17,549	(45.8)%
Adjusted operating costs	$318,163	$318,477	(0.1)%	$646,135	$643,518	0.4%

Components of non-operating retirement costs(1)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
Pension:
Interest cost	$18,607	$21,016	(11.5)%	$37,215	$42,456	(12.3)%
Expected return on plan assets	(27,789)	(28,832)	(3.6)%	(55,579)	(57,607)	(3.5)%
Amortization and other costs	8,121	10,749	(24.4)%	16,243	21,416	(24.2)%
Non-operating pension costs	(1,061)	2,933	*	(2,121)	6,265	*
Other postretirement benefits:
Interest cost	495	689	(28.2)%	990	1,377	(28.1)%
Amortization and other costs	1,026	1,303	(21.3)%	2,052	2,606	(21.3)%
Non-operating other postretirement benefits costs	1,521	1,992	(23.6)%	3,042	3,983	(23.6%)
Expenses associated with multiemployer pension plan withdrawal obligations	4,507	3,749	20.2%	8,582	7,301	17.5%
Total non-operating retirement costs	$4,967	$8,674	(42.7)%	$9,503	$17,549	(45.8)%
(1)Components of non-operating retirement costs do not include special items.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 26, 2016, we had cash, cash equivalents and short- and long-term marketable securities of $915.4 million and total debt and capital lease obligations of $433.7 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $481.7 million. Our cash and investment balances have increased since the end of 2015, in advance of our repayment, at maturity, of our 6.625% senior notes due December 15, 2016.
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
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. As of June 26, 2016, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time as market conditions permit. There is no expiration date with respect to this authorization.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 26, 2016	June 28, 2015	% Change
Operating activities	$31,504	$65,680	(52.0)%
Investing activities	$291,552	$57,430	*
Financing activities	$(28,850)	$(143,726)	(79.9)%
* Represents an increase or decrease in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities decreased in the first six months of 2016 compared with the same prior-year period due to higher income tax payments, higher variable compensation payments and a decline in overall revenues.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash, acquisitions of new businesses and investments.
Net cash provided by investing activities in the first six months of 2016 was primarily related to maturities of marketable securities and a cash distribution from the liquidation of certain investments related to our corporate-owned life insurance, offset by net purchases of marketable securities, capital expenditures and the purchase price for HelloSociety, LLC, a digital marketing agency the Company acquired in the first quarter of 2016. We have decreased the amount reinvested in marketable securities in advance of the required repayment, at maturity, of our 6.625% senior notes due December 15, 2016.
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
Net cash used in financing activities in the first six months of 2016 was primarily related to share repurchases of $15.7 million and dividend payments of $12.9 million.

Restricted Cash
We were required to maintain $28.2 million of restricted cash as of June 26, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
Third-Party Financing
As of June 26, 2016, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 6 for information regarding our total debt and capital lease obligations. See Note 8 for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015. As of June 26, 2016, our critical accounting policies have not changed from December 27, 2015.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015. As of June 26, 2016, our contractual obligations and off-sheet balance sheet arrangements have not changed materially from December 27, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 27, 2015, details our disclosures about market risk. As of June 26, 2016, there were no material changes in our market risks from December 27, 2015.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 26, 2016. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 26, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 5, 2016, we implemented a new human resources and payroll management system across the Company. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. See Note 14 of the Notes to the Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
March 28, 2016 - May 1, 2016	—	—	—	$16,235,000
May 2, 2016 - May 29, 2016	—	—	—	$16,235,000
May 30, 2016 - June 26, 2016	—	—	—	$16,235,000
Total for the second quarter of 2016	—	—	—	$16,235,000

(1)
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. The Company did not repurchase any additional shares during the second quarter of 2016. Our Board of Directors has authorized us to purchase shares under this authorization from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	July 29, 2016	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 26, 2016

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