Form 10-Q
period 2016-09-25
NEW YORK TIMES CO
filed 2016-11-03
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 28, 2016 (exclusive of treasury shares):

Class A Common Stock	160,276,228	shares
Class B Common Stock	816,632	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 25, 2016 (unaudited) and December 27, 2015	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and nine months ended September 25, 2016 and September 27, 2015	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarter and nine months ended September 25, 2016 and September 27, 2015	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2016 and September 27, 2015	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	3	Quantitative and Qualitative Disclosures about Market Risk	26
Item	4	Controls and Procedures	26

PART II		Other Information	27
Item	1	Legal Proceedings	27
Item	1A	Risk Factors	27
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item	6	Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 25, 2016	December 27, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$156,938	$105,776
Short-term marketable securities	589,065	507,639
Accounts receivable (net of allowances of $15,626 in 2016 and $13,485 in 2015)	152,589	207,180
Prepaid expenses	14,061	19,430
Other current assets	50,097	22,507
Total current assets	962,750	862,532
Other assets
Long-term marketable securities	198,861	291,136
Investments in joint ventures	14,304	22,815
Property, plant and equipment (less accumulated depreciation and amortization of $893,230 in 2016 and $856,974 in 2015)	602,140	632,439
Goodwill	122,940	109,085
Deferred income taxes	301,578	309,142
Miscellaneous assets	154,307	190,541
Total assets	$2,356,880	$2,417,690
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 25, 2016	December 27, 2015
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$92,467	$96,082
Accrued payroll and other related liabilities	74,791	98,256
Unexpired subscriptions	63,645	60,184
Current portion of long-term debt and capital lease obligations	188,993	188,377
Accrued expenses and other	152,912	120,686
Total current liabilities	572,808	563,585
Other liabilities
Long-term debt and capital lease obligations	245,922	242,851
Pension benefits obligation	600,645	627,697
Postretirement benefits obligation	58,446	62,879
Other	85,888	92,223
Total other liabilities	990,901	1,025,650
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2016 – 169,147,029; 2015 – 168,263,533 (including treasury shares: 2016 – 8,870,801; 2015 – 7,691,129)	16,915	16,826
Class B – convertible – authorized and issued shares: 2016 – 816,632; 2015 – 816,635 (including treasury shares: 2016 – none; 2015 – none)	82	82
Additional paid-in capital	145,967	146,348
Retained earnings	1,301,254	1,328,744
Common stock held in treasury, at cost	(171,211)	(156,155)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	1,456	17
Funded status of benefit plans	(497,277)	(509,111)
Total accumulated other comprehensive loss, net of income taxes	(495,821)	(509,094)
Total New York Times Company stockholders’ equity	797,186	826,751
Noncontrolling interest	(4,015)	1,704
Total stockholders’ equity	793,171	828,455
Total liabilities and stockholders’ equity	$2,356,880	$2,417,690
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(13 weeks)		(39 weeks)
Revenues
Circulation	$217,099	$210,705	$654,573	$636,626
Advertising	124,898	135,356	395,733	433,863
Other	21,550	21,343	65,386	64,040
Total revenues	363,547	367,404	1,115,692	1,134,529
Operating costs
Production costs:
Wages and benefits	91,041	88,999	274,142	268,667
Raw materials	18,228	18,400	53,115	57,025
Other	47,347	44,632	139,938	135,748
Total production costs	156,616	152,031	467,195	461,440
Selling, general and administrative costs	184,596	178,071	534,911	533,120
Depreciation and amortization	15,384	15,369	46,003	46,023
Total operating costs	356,596	345,471	1,048,109	1,040,583
Restructuring charge	2,949	—	14,804	—
Multiemployer pension plan withdrawal (income)/expense	(4,971)	—	6,730	4,697
Pension settlement charges	—	—	—	40,329
Operating profit	8,973	21,933	46,049	48,920
Income/(loss) from joint ventures	463	170	(41,845)	(758)
Interest expense, net	9,032	9,127	26,955	31,095
Income/(loss) from continuing operations before income taxes	404	12,976	(22,751)	17,067
Income tax expense/(benefit)	121	3,611	(8,956)	5,904
Net income/(loss)	283	9,365	(13,795)	11,163
Net loss attributable to the noncontrolling interest	123	50	5,719	390
Net income/(loss) attributable to The New York Times Company common stockholders	$406	$9,415	$(8,076)	$11,553
Average number of common shares outstanding:
Basic	161,185	165,052	161,092	165,130
Diluted	162,945	166,981	161,092	167,574
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders	$0.00	$0.06	$(0.05)	$0.07
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders	$0.00	$0.06	$(0.05)	$0.07
Dividends declared per share	$0.08	$0.04	$0.12	$0.12
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(13 weeks)		(39 weeks)
Net income/(loss)	$283	$9,365	$(13,795)	$11,163
Other comprehensive income, before tax:
Income/(loss) on foreign currency translation adjustments	604	(482)	2,110	(7,102)
Pension and postretirement benefits obligation	6,552	9,166	19,655	67,646
Other comprehensive income, before tax	7,156	8,684	21,765	60,544
Income tax expense	2,912	3,635	8,492	24,211
Other comprehensive income, net of tax	4,244	5,049	13,273	36,333
Comprehensive income/(loss)	4,527	14,414	(522)	47,496
Comprehensive loss attributable to the noncontrolling interest	123	50	5,719	339
Comprehensive income attributable to The New York Times Company common stockholders	$4,650	$14,464	$5,197	$47,835
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 25, 2016	September 27, 2015
	(39 weeks)
Cash flows from operating activities
Net (loss)/income	$(13,795)	$11,163
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charge	14,804	—
Pension settlement charges	—	40,329
Multiemployer pension plan charges	11,701	4,697
Depreciation and amortization	46,003	46,023
Stock-based compensation expense	8,561	7,588
Undistributed loss of joint ventures	41,845	758
Long-term retirement benefit obligations	(22,366)	(7,767)
Uncertain tax positions	53	147
Other-net	(1,315)	14,303
Changes in operating assets and liabilities:
Accounts receivable-net	54,591	55,120
Other current assets	(21,926)	10,742
Accounts payable, accrued payroll and other liabilities	(45,546)	(76,555)
Unexpired subscriptions	3,461	1,486
Net cash provided by operating activities	76,071	108,034
Cash flows from investing activities
Purchases of marketable securities	(514,809)	(555,040)
Maturities of marketable securities	522,655	626,697
Cash distribution from corporate-owned life insurance	38,000	—
Business acquisitions	(15,410)	—
Purchase of investments – net of proceeds	(1,840)	(3,592)
Capital expenditures	(21,820)	(21,150)
Change in restricted cash	3,816	(1,190)
Other-net	(380)	(343)
Net cash provided by investing activities	10,212	45,382
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(460)	(223,653)
Dividends paid	(19,416)	(20,053)
Capital shares:
Stock issuances	273	102,803
Repurchases	(15,684)	(43,561)
Net cash used in financing activities	(35,287)	(184,464)
Net increase/(decrease) in cash and cash equivalents	50,996	(31,048)
Effect of exchange rate changes on cash	166	(953)
Cash and cash equivalents at the beginning of the period	105,776	176,607
Cash and cash equivalents at the end of the period	$156,938	$144,606
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 25, 2016 and December 27, 2015, and the results of operations and cash flows of the Company for the periods ended September 25, 2016 and September 27, 2015. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 27, 2015. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third quarter.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 25, 2016, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015, have not changed.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which amends the guidance in Accounting Standards Codification (“ASC”) 230 on the classification of certain cash receipts and cash payments in the statement of cash flows. The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flows issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance becomes effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. All amendments must be adopted in the same period. We are currently in the process of evaluating the impact of the new cash flow guidance.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation,” which provides guidance on accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for the Company for fiscal years beginning after December 25, 2016. Early application is permitted. Amendments related to the timing of when excess tax benefits are recognized and classified on the statement of cash flows, forfeitures, minimum statutory withholding requirements, and intrinsic value will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when the Company withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term will be applied prospectively. The Company may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently in the process of evaluating the impact of the new stock compensation guidance.

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250, “Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date and record a cumulative catch-up adjustment to retained earnings. This guidance is effective for fiscal years beginning after December 31, 2017. Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB also issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to reduce the cost and complexity of applying the guidance on identifying promised goods or services when identifying a performance obligation and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” to reduce the cost and complexity of applying the guidance to address certain issues on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.The amendments in ASU 2014-09, 2016-10, and 2016-12 do not change the core principle of ASU 2014-09. We are currently in the process of evaluating the impact of the new revenue guidance.
The Company considers the applicability and impact of all ASUs. ASUs not specifically identified in our disclosures are either not applicable to the Company or not expected to have a material effect on our financial condition or results of operations.
NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	September 25, 2016	December 27, 2015
Short-term marketable securities
U.S Treasury securities	$220,194	$184,278
Corporate debt securities	159,846	185,561
U.S. governmental agency securities	88,722	65,222
Municipal securities	—	1,363
Certificates of deposit	21,301	60,244
Commercial paper	99,002	10,971
Total short-term marketable securities	$589,065	$507,639
Long-term marketable securities
U.S. governmental agency securities	$111,254	$150,583
Corporate debt securities	72,817	119,784
U.S Treasury securities	14,790	20,769
Total long-term marketable securities	$198,861	$291,136

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 25, 2016, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 36 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
NOTE 4. GOODWILL
During the first and third quarters of 2016, the Company acquired two digital marketing agencies, HelloSociety, LLC and Fake Love, LLC for $15.4 million. The Company allocated the purchase prices based on the valuation of assets acquired and liabilities assumed, resulting in allocations to goodwill, intangibles, property, plant and equipment and other miscellaneous assets. Intangible assets have been included in “Miscellaneous Assets” in our Condensed Consolidated Balance Sheets.
The changes in the carrying amount of goodwill, including goodwill purchased in 2016 as part of the acquisitions of the digital marketing agencies, as of September 25, 2016 and December 27, 2015 were as follows:

(In thousands)	Total Company
Balance as of December 27, 2015	$109,085
Business acquisitions	12,294
Foreign currency translation	1,561
Balance as of September 25, 2016	$122,940
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS
Equity Method Investments
As of September 25, 2016, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership that operated a supercalendered paper mill in Maine, and Women in the World Media, LLC, a live-event conference business.
Our Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary which owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In March 2016, UPM announced the closure of the paper mill, which occurred in May 2016. During the first nine months of 2016, we recognized a $46.7 million loss from joint ventures, of which $43.5 million related to the announced closure of the paper mill. Our proportionate share of the loss is reduced by the 20% noncontrolling interest. As a result of the mill closure, we wrote our investment down to zero and recorded a liability of $31.9 million, reflecting our share of the losses incurred to date by Madison. These amounts are presented in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
The Company’s joint venture in Madison is currently being liquidated and a plan is in place to sell assets (including hydro power assets) at the mill site. We believe the proceeds from the sale of the hydro power assets will be more than sufficient to cover Madison’s obligations and therefore allow us to reverse our liability, and we do not currently expect that the Company will be required to use significant cash in the wind down of this investment.
We received no distributions from our equity method investments during the three- and nine-month periods ended September 25, 2016 and September 27, 2015.
We purchase newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. Such purchases totaled $3.7 million and $2.7 million in the third quarter of 2016 and 2015, respectively, and $10.3 million and $8.8 million for the first nine-months of 2016 and 2015, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents summarized income statement information for Madison, which follows a calendar year:

	For the Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Revenues	$40,523	$93,490
Costs and expenses:
Cost of sales	68,039	84,445
General and administrative	66,056	15,363
	134,095	99,808
Operating loss	(93,572)	(6,318)
Other income	4	3
Net loss	$(93,568)	$(6,315)
Cost Method Investments
The aggregate carrying amounts of cost method investments included in “Miscellaneous assets’’ in our Consolidated Balance Sheets were $13.9 million and $11.9 million for September 25, 2016 and December 27, 2015, respectively.
NOTE 6. DEBT OBLIGATIONS
Our current indebtedness includes senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	September 25, 2016	December 27, 2015
Senior notes due in December 2016:
Principal amount	$189,170	$189,170
Less unamortized discount based on imputed interest rate of 6.625%	177	793
Total senior notes due in 2016	188,993	188,377
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	250,000	250,000
Less unamortized discount based on imputed interest rate of 13.0%	10,852	13,905
Total option to repurchase ownership interest in headquarters building in 2019	239,148	236,095
Capital lease obligations	6,774	6,756
Total debt and capital lease obligations	434,915	431,228
Less current portion	188,993	188,377
Total long-term debt and capital lease obligations	$245,922	$242,851
See Note 8 for additional information regarding the fair value of our long-term debt.
“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Interest expense	$10,022	$9,919	$29,964	$32,008
Amortization of debt costs and discount on debt	1,226	1,180	3,670	3,540
Capitalized interest	(131)	(85)	(412)	(242)
Interest income	(2,085)	(1,887)	(6,267)	(4,211)
Total interest expense, net	$9,032	$9,127	$26,955	$31,095

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. OTHER
Streamlining of International Print Operations
On April 26, 2016, we informed employees of proposed measures intended to streamline our international print operations and support future growth efforts. These measures included a redesign of our international print newspaper and the relocation of certain editing and production operations from Paris to our locations in Hong Kong and New York. As of September 25, 2016, we incurred $14.8 million of total costs related to these measures, primarily related to relocation and severance-related charges. We expect to incur approximately $0.5 million of additional costs in the fourth quarter of 2016 in connection with these measures. Cash disbursements are expected to begin in the fourth quarter of 2016.
Severance Costs
We recognized severance costs, other than those associated with the streamlining of the Company’s international print operations, of $13.0 million and $1.0 million in the third quarters of 2016 and 2015, respectively, and $18.3 million and $4.4 million in the first nine months of 2016 and 2015, respectively. Severance costs in the third quarter of 2016 were in connection with a voluntary buyout program offered to certain employees. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $33.8 million (inclusive of severance liabilities in connection with the streamlining of our international print operations) and $14.9 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of September 25, 2016 and December 27, 2015, respectively.
Advertising Expenses
Advertising expenses incurred to promote our consumer and marketing services were $22.3 million and $20.6 million in the third quarter of 2016 and 2015, respectively, and $63.6 million and $63.1 million in the first nine months of 2016 and 2015, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations was $2.8 million and $2.9 million in the third quarters of 2016 and 2015, respectively, and $8.5 million and $8.9 million in the first nine months of 2016 and 2015, respectively.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of September 25, 2016 and December 27, 2015:

(In thousands)	September 25, 2016				December 27, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$30,594	$30,594	$—	$—	$35,578	$35,578	$—	$—
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of September 25, 2016 and December 27, 2015, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was $239 million as of September 25, 2016 and $236 million as of December 27, 2015. The fair value of our long-term debt was $307 million and $316 million as of September 25, 2016 and December 27, 2015, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in two joint Company and Guild-sponsored defined benefit pension plans covering employees who are members of The NewsGuild of New York, including The Newspaper Guild of New York - The New York Times Pension Fund, which was frozen in 2012 and replaced by a successor plan, The Guild-Times Adjustable Pension Plan.
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 25, 2016			September 27, 2015
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,248	$—	$2,248	$2,989	$—	$2,989
Interest cost	16,573	2,034	18,607	18,514	2,502	21,016
Expected return on plan assets	(27,790)	—	(27,790)	(28,832)	—	(28,832)
Amortization of actuarial loss	7,069	1,054	8,123	9,478	1,271	10,749
Amortization of prior service credit	(487)	—	(487)	(487)	—	(487)
Net periodic pension (income)/cost	$(2,387)	$3,088	$701	$1,662	$3,773	$5,435

	For the Nine Months Ended
	September 25, 2016			September 27, 2015
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$6,743	$—	$6,743	$8,964	$—	$8,964
Interest cost	49,720	6,102	55,822	55,966	7,506	63,472
Expected return on plan assets	(83,369)	—	(83,369)	(86,439)	—	(86,439)
Amortization of actuarial loss	21,206	3,160	24,366	28,354	3,811	32,165
Amortization of prior service credit	(1,459)	—	(1,459)	(1,459)	—	(1,459)
Effect of settlement	—	—	—	40,329	—	40,329
Net periodic pension (income)/cost	$(7,159)	$9,262	$2,103	$45,715	$11,317	$57,032
During the first nine months of 2016 and 2015, we made pension contributions of $6.0 million and $5.3 million, respectively, to certain qualified pension plans. We expect to make total contributions of $7.8 million in 2016 to satisfy funding requirements.
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
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, we have offered lump-sum payments to certain former employees participating in both our qualified and non-qualified pension plans. In the third quarter of 2016, the Company extended a voluntary offer to certain former employees who participated in certain qualified pension plans to receive immediate lump-sum payments. The election period for this voluntary offer closes on November 14, 2016.
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
Multiemployer Plans
During the third quarter of 2016, we received $5.0 million in connection with an ongoing arbitration matter related to a multiemployer pension plan. In the second quarter of 2016, we recorded a charge of $11.7 million related to partial withdrawal obligation under a multiemployer pension plan in connection with the same arbitration matter. See Note 14 for additional information with respect to the arbitration matter.
In the first quarter of 2015, the Company recorded a $4.7 million charge for a partial withdrawal obligation under another multiemployer pension plan.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Service cost	$104	$148	$313	$442
Interest cost	495	688	1,485	2,065
Amortization of actuarial loss	1,026	1,303	3,078	3,909
Amortization of prior service credit	(2,110)	(2,399)	(6,330)	(7,349)
Net periodic postretirement benefit income	$(485)	$(260)	$(1,454)	$(933)
NOTE 10. INCOME TAXES
The Company had income tax expense of $0.1 million in the third quarter of 2016 and an income tax benefit of $9.0 million in the first nine months of 2016. The Company had income tax expense of $3.6 million and $5.9 million in the third quarter and first nine months of 2015, respectively. The income tax benefit in the first nine months of 2016 was due to the $22.8 million loss from continuing operations before taxes for that period.
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
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 5 million and 6 million in the third quarter and first nine months of 2016, respectively, and approximately 5 million in the third quarter and first nine months of 2015.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 27, 2015	$826,751	$1,704	$828,455
Net loss	(8,076)	(5,719)	(13,795)
Other comprehensive income, net of tax	13,273	—	13,273
Effect of issuance of shares	(9,298)	—	(9,298)
Share repurchases	(15,056)	—	(15,056)
Dividends declared	(19,414)	—	(19,414)
Stock-based compensation	9,006	—	9,006
Balance as of September 25, 2016	$797,186	$(4,015)	$793,171

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 28, 2014	$726,328	$2,021	$728,349
Net income/(loss)	11,553	(390)	11,163
Other comprehensive income, net of tax	36,282	51	36,333
Effect of issuance of shares	100,624	—	100,624
Share repurchases	(45,953)	—	(45,953)
Dividends declared	(19,926)	—	(19,926)
Stock-based compensation	7,930	—	7,930
Balance as of September 27, 2015	$816,838	$1,682	$818,520
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
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise of warrants. As of September 25, 2016, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in AOCI by component as of September 25, 2016:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2015	$17	$(509,111)	$(509,094)
Other comprehensive income before reclassifications, before tax(1)	2,110	—	2,110
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	19,655	19,655
Income tax expense(1)	671	7,821	8,492
Net current-period other comprehensive income, net of tax	1,439	11,834	13,273
Balance as of September 25, 2016	$1,456	$(497,277)	$(495,821)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the nine months ended September 25, 2016:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(7,789)	Selling, general & administrative costs
Amortization of actuarial loss(1)	27,444	Selling, general & administrative costs
Total reclassification, before tax(2)	19,655
Income tax expense	7,821	Income tax (benefit)/expense
Total reclassification, net of tax	$11,834

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended September 25, 2016.
NOTE 13. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times, NYTimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, our NYT Live business and e-commerce.
NOTE 14. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $24.9 million of restricted cash as of September 25, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
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
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

matter. However, as required by the Employee Retirement Income Security Act of 1974, the Company continued to make the quarterly payments to the NMDU Fund set forth in the demand letters.
On June 14, 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred in each of the two plan years. The arbitrator agreed with the methodology by which the NMDU Fund calculated the Initial Assessment, but concluded that the NMDU Fund’s calculation of the Revised Assessment was overstated by $7.5 million. During the third quarter of 2016, the NMDU Fund returned $5.0 million in principal and interest previously paid by the Company related to the Revised Assessment.
The Company expects to appeal the arbitrator’s decision following the issuance of the final award and opinion. As a result of the interim decision, the Company had a liability of $10.5 million as of the third quarter of 2016. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
As of September 25, 2016, we have paid $10.8 million since the receipt of the initial demand letter, including $2.7 million in 2016 (net of the reimbursement discussed above). The Company will continue to make required payments during the pendency of the appeal.
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
NOTE 15. SUBSEQUENT EVENTS
During the third quarter of 2016, the Company extended a voluntary offer to certain former employees who participated in certain qualified pension plans to receive immediate lump-sum payments. The election period for this voluntary offer closes on November 14, 2016.
On October 24, 2016, the Company acquired Submarine Leisure Club, Inc., which owns the product review and recommendation websites The Wirecutter and The Sweethome, in an all-cash transaction. We paid $25.0 million, including a payment made for a non-compete agreement. In connection with the transaction, we also entered into a consulting agreement and retention agreements that will likely require payments over the three years following the acquisition.

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
Financial Highlights
For the third quarter of 2016, diluted earnings per share from continuing operations was $0.00, compared with diluted earnings per share of $0.06 for the third quarter of 2015. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.06 and $0.09 for the third quarters of 2016 and 2015, respectively.
The Company had an operating profit of $9.0 million in the third quarter of 2016, compared with $21.9 million for the third quarter of 2015. The decline was driven by severance costs incurred in connection with a voluntary buyout program as well as lower print advertising revenues and higher advertising and technology costs. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $39.2 million and $47.6 million for the third quarters of 2016 and 2015, respectively.
Total revenues decreased 1.0% to $363.5 million in the third quarter of 2016 from $367.4 million in the third quarter of 2015.
Circulation revenues increased 3.0% in the third quarter of 2016 compared with the third quarter of 2015, as digital subscription growth and a print home-delivery price increase for The New York Times newspaper more than offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscriptions (which includes news product and Crossword product subscriptions), e-readers and replica editions increased 16.4% to $58.6 million in the third quarter of 2016 compared with the third quarter of 2015. Circulation revenue from digital-only subscriptions to our news products increased 15.4% to $56.1 million.
Paid digital-only subscriptions totaled approximately 1,557,000 as of the end of the third quarter of 2016, a 30% increase compared to the end of the third quarter of 2015. Paid digital-only subscriptions to our news products totaled approximately 1,332,000, a 28% increase compared to the end of the third quarter of 2015.
Advertising revenues remained under pressure during the third quarter of 2016. Total advertising revenues decreased 7.7% in the third quarter of 2016 compared with the third quarter of 2015, reflecting a 18.5% decrease in print advertising revenues and a 21.4% increase in digital advertising revenues. The decrease in print advertising revenues resulted primarily from a continued decline in display advertising. The increase in digital advertising revenues primarily reflected increases in revenue from our mobile platform, our programmatic buying channels and branded content, partially offset by a decrease in traditional website display advertising.
Compared with the third quarter of 2015, other revenues increased 1.0% in the third quarter of 2016, driven primarily by increased revenues from the Company’s NYT Live business.
Operating costs increased in the third quarter of 2016 to $356.6 million from $345.5 million in the third quarter of 2015, largely due to higher severance, advertising and technology costs, partially offset by lower print production and distribution costs and lower non-operating retirement costs. Operating costs before depreciation, amortization, severance and non-operating retirement costs (or “adjusted operating costs,” a non-GAAP measure) increased in the third quarter of 2016 to $324.4 million from $319.8 million in the third quarter of 2015.
Non-operating retirement costs decreased to $3.8 million during the third quarter of 2016 from $9.4 million in the third quarter of 2015, driven by a change in the methodology of calculating the discount rate applied to retirement costs.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Revenues
Circulation	$217,099	$210,705	3.0%	$654,573	$636,626	2.8%
Advertising	124,898	135,356	(7.7)%	395,733	433,863	(8.8)%
Other	21,550	21,343	1.0%	65,386	64,040	2.1%
Total revenues	363,547	367,404	(1.0)%	1,115,692	1,134,529	(1.7)%
Operating costs
Production costs:
Wages and benefits	91,041	88,999	2.3%	274,142	268,667	2.0%
Raw materials	18,228	18,400	(0.9)%	53,115	57,025	(6.9)%
Other	47,347	44,632	6.1%	139,938	135,748	3.1%
Total production costs	156,616	152,031	3.0%	467,195	461,440	1.2%
Selling, general and administrative costs	184,596	178,071	3.7%	534,911	533,120	0.3%
Depreciation and amortization	15,384	15,369	0.1%	46,003	46,023	—%
Total operating costs	356,596	345,471	3.2%	1,048,109	1,040,583	0.7%
Restructuring charge	2,949	—	*	14,804	—	*
Multiemployer pension plan withdrawal (income)/expense	(4,971)	—	*	6,730	4,697	43.3%
Pension settlement charges	—	—	*	—	40,329	*
Operating profit	8,973	21,933	(59.1)%	46,049	48,920	(5.9)%
Income/(loss) from joint ventures	463	170	*	(41,845)	(758)	*
Interest expense, net	9,032	9,127	(1.0)%	26,955	31,095	(13.3)%
Income/(loss) from continuing operations before income taxes	404	12,976	(96.9)%	(22,751)	17,067	*
Income tax expense/(benefit)	121	3,611	(96.6)%	(8,956)	5,904	*
Net income/(loss)	283	9,365	(97.0)%	(13,795)	11,163	*
Net loss attributable to the noncontrolling interest	123	50	*	5,719	390	*
Net income/(loss) attributable to The New York Times Company common stockholders	$406	$9,415	(95.7)%	$(8,076)	$11,553	*
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
In the first quarter of 2016, the Company reclassified the subscription revenue from its Crossword product, including prior period information, into circulation revenues from other revenues. The following tables summarize 2016 and 2015 digital-only subscription revenues reflecting this reclassification:

	For the Quarter Ended		For the Nine Months Ended
(In thousands)	September 25, 2016	% Change vs. 2015	September 25, 2016	% Change vs. 2015
Digital-only subscription revenues:
Digital-only news product subscription revenues	$56,144	15.4%	$162,344	14.1%
Digital Crossword product subscription revenues	2,408	47.7%	6,778	53.2%
Total digital-only subscription revenues	$58,552	16.4%	$169,122	15.3%

	For the Quarters Ended				For the Year Ended
(In thousands)	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015	December 27, 2015
Digital-only subscription revenues:
Digital-only news product subscription revenues	$46,127	$47,465	$48,656	$50,409	$192,657
Digital Crossword product subscription revenues	1,323	1,470	1,630	1,863	6,286
Total digital-only subscription revenues	$47,450	$48,935	$50,286	$52,272	$198,943
Consistent with this reclassification, the Company also adjusted the number of digital-only subscriptions to include Crossword product subscriptions. The following tables summarize 2016 and 2015 digital-only subscriptions:

	2016
(In thousands)	September 25, 2016	% Change vs. 2015
Digital-only subscriptions:
Digital-only news product subscriptions	1,332	28.0%
Digital Crossword product subscriptions	225	41.5%
Total digital-only subscriptions	1,557	29.8%

	2015
(In thousands)	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015
Digital-only subscriptions:
Digital-only news product subscriptions	957	990	1,041	1,094
Digital Crossword product subscriptions	142	145	159	176
Total digital-only subscriptions	1,099	1,135	1,200	1,270
Circulation revenues increased 3.0% in the third quarter and 2.8% in the first nine months of 2016 compared with the same prior-year periods, primarily due to growth in our digital subscription base and an increase in print home-delivery prices for The New York Times newspaper, offset by a reduction in the number of print copies sold. Revenues from our digital-only subscriptions (including e-readers and replica editions) were $58.6 million in the third quarter of 2016 and $169.1 million in the first nine months of 2016, an increase of 16.4% and 15.3% from the third quarter and first nine months of 2015, respectively.
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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change
Display	$110,889	$121,933	(9.1)%
Classified	6,941	8,435	(17.7)%
Other	7,068	4,988	41.7%
Total	$124,898	$135,356	(7.7)%

	For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change
Display	$353,356	$393,871	(10.3)%
Classified	22,892	26,055	(12.1)%
Other	19,485	13,937	39.8%
Total	$395,733	$433,863	(8.8)%
Below is a percentage breakdown of advertising revenues (print and digital) for the first nine months of 2016 and 2015:

	Display	Classified	Other	Total
2016	89%	6%	5%	100%
2015	91%	6%	3%	100%
Print advertising revenues, which represented 64.5% of total advertising revenues for the third quarter of 2016 and 66.9% of total advertising revenues for the first nine months of 2016, declined 18.5% and 13.7% in the third quarter and first nine months of 2016, respectively, compared with the same prior-year periods. The decline in both periods was primarily due to a continued decline in display advertising, primarily in the luxury goods, entertainment and technology categories.
Digital advertising revenues, which represented 35.5% of total advertising revenues for the third quarter of 2016 and 33.1% of total advertising revenues for the first nine months of 2016, increased 21.4% and 3.1% in the third quarter and first nine months of 2016, respectively, compared with the same prior-year periods. The increase in both periods was primarily due to increases in revenue from our mobile platform, our programmatic buying channels and branded content, partially offset by declines in traditional website display advertising.
Other Revenues
Other revenues increased 1.0% in the third quarter of 2016 and 2.1% in the first nine months of 2016, compared with the same prior-year periods, primarily due to growth in revenues from our NYT Live business.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Production costs:
Wages and benefits	$91,041	$88,999	2.3%	$274,142	$268,667	2.0%
Raw materials	18,228	18,400	(0.9)%	53,115	57,025	(6.9)%
Other	47,347	44,632	6.1%	139,938	135,748	3.1%
Total production costs	156,616	152,031	3.0%	467,195	461,440	1.2%
Selling, general and administrative costs	184,596	178,071	3.7%	534,911	533,120	0.3%
Depreciation and amortization	15,384	15,369	0.1%	46,003	46,023	—%
Total operating costs	$356,596	$345,471	3.2%	$1,048,109	$1,040,583	0.7%
Production Costs
Total production costs increased in the third quarter of 2016 compared with the third quarter of 2015, driven by an increase in other expense ($2.7 million) and wages and benefits ($2.0 million), offset by a decrease in raw materials expense ($0.2 million). Other expenses increased primarily as a result of higher outside services costs. Wages and benefits increased as a result of increased headcount to support our growth initiatives. Raw materials expense decreased as a result of a 0.3% decline in newsprint expense in the third quarter of 2016 compared with the third quarter of 2015, with 5.4% from lower consumption, offset by 5.1% from higher pricing. The decline was also impacted by a 7.6% decrease in magazine paper expense in the third quarter of 2016 compared with the third quarter of 2015, with 4.5% from lower consumption and 3.1% from lower pricing.
Total production costs increased in the first nine months of 2016 compared with the first nine months of 2015, primarily due to an increase in wages and benefits expenses ($5.5 million) and other expenses ($4.2 million), partially offset by a decrease in raw materials expense ($4.0 million). Wages and benefits expenses increased as a result of increased headcount to support our growth initiatives. Other expenses increased primarily as a result of higher outside service costs. Raw materials expense decreased as a result of a 9.0% decline in newsprint expense in the first nine months of 2016 compared with the first nine months of 2015, with 5.2% from lower consumption and 3.8% from lower pricing. The decline was also impacted by a 3.1% decrease in magazine paper expense in the first nine months of 2016 compared with the first nine months of 2015, with 2.0% from lower consumption and 1.1% from lower pricing,
Selling, General and Administrative Costs
Selling, general and administrative costs increased in the third quarter of 2016 compared with the third quarter of 2015, primarily due to an increase in severance costs ($12.0 million), offset by a decrease in non-operating retirement costs ($5.5 million). Severance costs increased due to a voluntary buyout program offer to certain employees in the third quarter of 2016.
Selling, general and administrative costs increased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to an increase in severance costs ($13.9 million) and compensation costs ($8.5 million), offset by decreases in non-operating retirement costs ($13.6 million) and distribution costs ($4.2 million), outside service costs ($1.0 million) and other expenses ($2.3 million). Severance costs increased due to a voluntary buyout program offer to certain employees in the third quarter of 2016. Compensation costs increased primarily as a result of increased hiring to support growth initiatives. Distribution costs decreased primarily as a result of fewer print copies produced and transportation efficiencies.
Depreciation and Amortization
Depreciation and amortization costs were flat in the third quarter of 2016 and first nine months of 2016 compared with the same prior year periods.
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
The special items in 2016 consisted of:

•
a $2.9 million ($1.8 million after tax or $.01 per share) charge and an $11.9 million ($7.1 million after tax or $.04 per share) charge in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs) in the third and second quarters, respectively;

•
an $11.7 million ($7.0 million after tax or $.04 per share) charge for a partial withdrawal obligation under a multiemployer pension plan in the second quarter, $5.0 million ($3.0 million after tax or $.02 per share) of which was reimbursed to the Company in the third quarter; and

•
a $41.4 million ($20.1 million after tax and net of the noncontrolling interest or $.13 per share) loss from joint ventures in the first quarter related to the announced closure of a paper mill operated by Madison Paper Industries, in which the Company has an investment through a subsidiary.

The special items in 2015 consisted of:

•
a $40.3 million ($24.0 million after tax or $.15 per share) pension settlement charge in the first quarter in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans; and

•	a $4.7 million ($2.8 million after tax or $.02 per share) charge in the first quarter for a partial withdrawal obligation under a multiemployer pension plan.
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

	For the Quarters Ended			For the Nine Months Ended
	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Diluted earnings/(loss) per share from continuing operations	$0.00	$0.06	*	$(0.05)	$0.07	*
Add:
Severance	0.08	0.01	*	0.11	0.03	*
Non-operating retirement costs	0.02	0.06	(66.7)%	0.08	0.16	(50.0)%
Special items:
Restructuring charge	0.02	—	*	0.09	—	*
Multiemployer pension plan withdrawal (income)/expense	(0.03)	—	*	0.04	0.03	33.3%
Loss from joint ventures, net of tax and noncontrolling interest	—	—	*	0.21	—	*
Pension settlement charge	—	—	*	—	0.24	*
Income tax expense of special items	(0.04)	(0.02)	*	(0.21)	(0.18)	16.7%
Adjusted diluted earnings per share from continuing operations (1)	$0.06	$0.09	(33.3)%	$0.27	$0.34	(20.6)%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Operating profit	$8,973	$21,933	(59.1)%	$46,049	$48,920	(5.9)%
Add:
Depreciation & amortization	15,384	15,369	0.1%	46,003	46,023	—%
Severance	13,006	959	*	18,262	4,350	*
Non-operating retirement costs	3,845	9,380	(59.0)%	13,349	26,929	(50.4)%
Special items:
Restructuring charge	2,949	—	*	14,804	—	*
Multiemployer pension plan withdrawal (income)/expense	(4,971)	—	*	6,730	4,697	43.3%
Pension settlement charges	—	—	*	—	40,329	*
Adjusted operating profit	$39,186	$47,641	(17.7)%	$145,197	$171,248	(15.2)%
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Operating costs	$356,596	$345,471	3.2%	$1,048,109	$1,040,583	0.7%
Less:
Depreciation & amortization	15,384	15,369	0.1%	46,003	46,023	—%
Severance	13,006	959	*	18,262	4,350	*
Non-operating retirement costs	3,845	9,380	(59.0)%	13,349	26,929	(50.4)%
Adjusted operating costs	$324,361	$319,763	1.4%	$970,495	$963,281	0.7%

Components of non-operating retirement costs(1)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change	September 25, 2016	September 27, 2015	% Change
Pension:
Interest cost	$18,607	$21,016	(11.5)%	$55,822	$63,472	(12.1)%
Expected return on plan assets	(27,790)	(28,832)	(3.6)%	(83,369)	(86,439)	(3.6)%
Amortization and other costs	8,123	10,749	(24.4)%	24,366	32,165	(24.2)%
Non-operating pension costs	(1,060)	2,933	*	(3,181)	9,198	*
Other postretirement benefits:
Interest cost	495	688	(28.1)%	1,485	2,065	(28.1)%
Amortization and other costs	1,026	1,303	(21.3)%	3,078	3,909	(21.3)%
Non-operating other postretirement benefits costs	1,521	1,991	(23.6)%	4,563	5,974	(23.6%)
Expenses associated with multiemployer pension plan withdrawal obligations	3,384	4,456	(24.1)%	11,967	11,757	1.8%
Total non-operating retirement costs	$3,845	$9,380	(59.0)%	$13,349	$26,929	(50.4)%
(1)Components of non-operating retirement costs do not include special items.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 25, 2016, we had cash, cash equivalents and short- and long-term marketable securities of $944.9 million and total debt and capital lease obligations of $434.9 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $510.0 million. Our cash and investment balances have increased since the end of 2015, in advance of our repayment, which we will make at maturity, of our 6.625% senior notes due December 15, 2016. Additionally, during 2016, we received a $38.0 million cash distribution from the liquidation of certain investments related to our corporate-owned life insurance, and $5.0 million in connection with an ongoing arbitration matter related to a multiemployer pension plan.
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
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the exercise. As of September 25, 2016, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 25, 2016	September 27, 2015	% Change
Operating activities	$76,071	$108,034	(29.6)%
Investing activities	$10,212	$45,382	(77.5)%
Financing activities	$(35,287)	$(184,464)	(80.9)%
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities decreased in the first nine months of 2016 compared with the same prior-year period due to higher income tax payments, higher employee compensation payments and an overall decline in revenues.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash, acquisitions of new businesses and investments.
Net cash provided by investing activities in the first nine months of 2016 was primarily related to maturities of marketable securities and a cash distribution from the liquidation of certain investments related to our corporate-owned life insurance, offset by net purchases of marketable securities, capital expenditures and the purchases of two digital marketing agencies.
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
Net cash used in financing activities in the first nine months of 2016 was primarily related to dividend payments of $19.4 million and share repurchases of $15.7 million.

Restricted Cash
We were required to maintain $24.9 million of restricted cash as of September 25, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
Third-Party Financing
As of September 25, 2016, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 6 for information regarding our total debt and capital lease obligations. See Note 8 for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015. As of September 25, 2016, our critical accounting policies have not changed from December 27, 2015.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2015. As of September 25, 2016, our contractual obligations and off-balance sheet arrangements have not changed materially from December 27, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 27, 2015, details our disclosures about market risk. As of September 25, 2016, there were no material changes in our market risks from December 27, 2015.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 25, 2016. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On July 5, 2016, we implemented a new human resources and payroll management system across the Company. We have taken steps to implement appropriate internal controls with respect to this new system and will continue to evaluate the design and operating effectiveness of our internal control over financial reporting.
There were no other changes in our internal control over financial reporting during the quarter ended September 25, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
June 27, 2016 - July 31, 2016	—	—	—	$16,235,000
August 1, 2016 - August 28, 2016	—	—	—	$16,235,000
August 29, 2016 - September 25, 2016	—	—	—	$16,235,000
Total for the third quarter of 2016	—	—	—	$16,235,000

(1)
On January 13, 2015, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from an exercise of warrants. The Company did not repurchase any additional shares during the third quarter of 2016. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 3, 2016	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 25, 2016

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