Form 10-K
period 2016-12-25
NEW YORK TIMES CO
filed 2017-02-22
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2016	Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 24, 2016, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $1.8 billion. As of such date, non-affiliates held 69,667 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 15, 2017 (exclusive of treasury shares), was as follows: 160,384,114 shares of Class A Common Stock and 812,757 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be held on April 19, 2017, are incorporated by reference into Part III of this report.

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
We are a global media organization focused on creating, collecting and distributing high-quality news and information. Our continued commitment to premium content and journalistic excellence makes The New York Times brand a trusted source of news and information for readers and viewers across various platforms. Recognized widely for the quality of our reporting and content, our publications have been awarded many industry and peer accolades, including 119 Pulitzer Prizes and citations, more than any other news organization.
The Company includes newspapers, print and digital products and investments. We have one reportable segment with businesses that include:

•	our newspaper, The New York Times (“The Times”);

•	our websites, including NYTimes.com;

•	our mobile applications, including The Times’s core news applications, as well as interest-specific applications such as NYT Cooking, Crossword and others; and

•
related businesses, such as The Times news services division, product review and recommendation websites The Wirecutter and The Sweethome, digital archive distribution, NYT Live (our live events business) and other products and services under The Times brand.

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
During 2016, the Company continued to focus on investing in original, quality journalism across its print and digital platforms. Among other things, we launched groundbreaking digital journalism projects and created compelling special inserts in our print newspaper. In addition, we continued to create innovative digital advertising solutions across our platforms and continued to expand our branded content studio.

THE NEW YORK TIMES COMPANY – P. 1

We also made a number of acquisitions during the year. In March 2016 and August 2016, we acquired digital marketing agencies, HelloSociety and Fake Love, respectively, for a total of $15.4 million. And in October 2016, we acquired product review and recommendation websites The Wirecutter and The Sweethome for $25.0 million. See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding these acquisitions.
The Company sold the New England Media Group in 2013 and the Regional Media Group and the About Group in 2012.  The results of operations for these businesses have been presented as discontinued operations for all periods presented. See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding these discontinued operations.
PRODUCTS
The Company’s principal business consists of distributing content generated by our newsroom through our print, web and mobile platforms. In addition, we distribute selected content on third-party platforms. The Times’s print edition, a daily (Mon. - Sat.) and Sunday newspaper in the United States, commenced publication in 1851. The NYTimes.com website was launched in 1996. The Times also has an international edition that is tailored and edited for global audiences. First published in 2013 and previously called the International New York Times, the international edition succeeded the International Herald Tribune, a leading daily newspaper that commenced publishing in Paris in 1887.
Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (primarily by schools and hotels) and single-copy sales. All print home-delivery subscribers are entitled to receive unlimited digital access.
Since 2011, we have charged consumers for content provided on our core news websites and mobile applications. Digital subscriptions can be purchased individually or through group corporate or group education subscriptions. Our metered model offers users free access to a set number of articles per month and then charges users for access to content beyond that limit. In addition, certain subscriptions include access to Times Insider, a suite of exclusive online content and features.
In addition to our core news websites and mobile applications, the Company has a number of websites and mobile applications that are tailored to a variety of interests, including NYT Cooking and our Crossword product.
CIRCULATION AND AUDIENCE
Our content reaches a broad audience through our print, web and mobile platforms. As of December 25, 2016, we had approximately 2.9 million paid subscriptions in 195 countries to our print and digital products, and in early 2017, we surpassed three million paid subscriptions to our products.
In the United States, The Times had the largest daily and Sunday circulation of all seven-day newspapers for the three-month period ended September 30, 2016, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 25, 2016, The Times’s average print circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 571,500 for weekday (Monday to Friday) and 1,085,700 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
Internationally, average circulation for the international edition of our newspaper (which includes paid circulation of the newspaper in print and electronic replica editions) for the fiscal years ended December 25, 2016, and December 27, 2015, was approximately 197,000 (estimated) and 215,000, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. The final 2016 figure will not be available until April 2017.
Paid digital-only subscriptions totaled approximately 1,853,000 as of December 25, 2016, an increase of approximately 46% compared with December 27, 2015. This amount includes paid subscriptions to our Crossword product, which totaled approximately 245,000 as of December 25, 2016. This amount also includes estimated group corporate and group education subscriptions (which collectively represent approximately 7% of total paid digital subscriptions to our news products). The number of paid group subscriptions is derived using the value of the

P. 2 – THE NEW YORK TIMES COMPANY

relevant contract and a discounted basic subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher.
According to comScore Media Metrix, an online audience measurement service, in 2016, NYTimes.com had a monthly average of approximately 85 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, NYTimes.com had a 2016 monthly average of approximately 122 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
ADVERTISING
We have a comprehensive portfolio of advertising products and services that we provide across print, web and mobile platforms. Our advertising revenue is divided into three main categories:
Display Advertising
Display advertising is principally from advertisers promoting products, services or brands, such as financial institutions, movie studios, department stores, American and international fashion and technology. In print, column-inch ads are priced according to established rates, with premiums for color and positioning. The Times had the largest market share in 2016 in print advertising revenue among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume and estimates advertising revenue.
On our web and mobile platforms, display advertising comprises banners, video, rich media and other interactive ads. Display advertising also includes branded content on The Times’s platforms. Branded content is longer form marketing content that is distinct from The Times’s editorial content. In 2016, display advertising (print and digital) represented approximately 89% of advertising revenues.
Classified Advertising
Classified advertising includes line ads sold in the major categories of real estate, help wanted, automotive and other. In print, classified advertisers pay on a per-line basis. On our web and mobile platforms, classified advertisers pay on either a per-listing basis for bundled listing packages, or as an add-on to their print ad. In 2016, classified advertising (print and digital) represented approximately 5% of advertising revenues.
Other Advertising
Other advertising primarily includes creative services fees associated with our branded content studio and digital marketing agencies; revenues from preprinted advertising, also known as free-standing inserts; revenues generated from branded bags in which our newspapers are delivered; and advertising revenues from our news services business. In 2016, other advertising (print and digital) represented approximately 6% of our advertising revenues.
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
The Times competes for advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today; newspapers of general circulation in New York City and its suburbs; other daily and weekly newspapers and television stations and networks in markets in which The Times is circulated; and some national news and lifestyle magazines. The international edition of our newspaper competes with international sources of English-language news, including The Wall Street Journal’s European and Asian Editions, the Financial Times, Time, Bloomberg Business Week and The Economist.

THE NEW YORK TIMES COMPANY – P. 3

As our industry continues to experience a shift from print to digital media, our products face competition for audience and advertising from a wide variety of digital media, including news and other information websites and mobile applications, news aggregation sites, sites that cover niche content, social media platforms, and other forms of media. In addition, we also compete for advertising on digital advertising networks and exchanges and real-time bidding and other programmatic buying channels.
Our websites and mobile applications most directly compete for traffic and readership with other news and information websites and mobile applications. NYTimes.com faces competition from sources such as WSJ.com, washingtonpost.com, Google News, Yahoo! News, huffingtonpost.com, MSNBC.com and CNN.com. Internationally, our websites and mobile applications compete against international online sources of English-language news, including bbc.co.uk, guardian.co.uk, ft.com, WSJ.com, economist.com, huffingtonpost.com and reuters.com.
OTHER BUSINESSES
We derive revenue from other businesses, which primarily include:

•
The Times news services division, which transmits articles, graphics and photographs from The Times and other publications to approximately 2,000 newspapers, magazines and websites in over 100 countries and territories worldwide. It also comprises a number of other businesses that primarily include our online retail store, product licensing, news digests, book development and rights and permissions;

•
The Company’s NYT Live business, which is a platform for our live journalism and convenes thought leaders from business, academia and government at conferences and events to discuss topics ranging from education to sustainability to the luxury business;

•
The Wirecutter and The Sweethome, product review and recommendation websites acquired in October 2016 that serve as a guide to technology gear, home products and other consumer goods. These websites generate affiliate referral revenue (revenue generated by offering direct links to merchants in exchange for a portion of the sale price), which we record as other revenues; and

•	Digital archive distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets.
JOINT VENTURE INVESTMENTS
We have noncontrolling ownership interests in three entities:

•	49% interest in Donahue Malbaie Inc., a Canadian newsprint company (“Malbaie”);

•	40% interest in Madison Paper Industries, a partnership that previously operated a paper mill (“Madison”); and

•	30% interest in Women in the World, LLC, a live-event conference business.
Ownership of Malbaie is shared with the Resolute FP Canada Inc. (“Resolute Canada”), which owns the other 51%. Resolute Canada is a subsidiary of Resolute Forest Products Inc., a Delaware corporation (“Resolute”), which is a large global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within Resolute’s paper mill in Clermont, Quebec, and is wholly dependent upon Resolute for its pulp, which it purchases from this paper mill. In 2016, Malbaie produced approximately 226,000 metric tons of newsprint, of which approximately 12% was sold to us.
The Company and UPM-Kymmene Corporation, a Finnish paper manufacturing company (“UPM”), are partners through subsidiary companies in Madison. The Company’s percentage ownership is through an 80%-owned consolidated subsidiary. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. The Madison paper mill closed during 2016 and the joint venture is currently being liquidated.
These investments are accounted for under the equity method and reported in “Investments in joint ventures” in our Consolidated Balance Sheets as of December 25, 2016. For additional information on these investments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of the Notes to the Consolidated Financial Statements.

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
The international edition of The Times is printed under contract at 38 sites throughout the world and is sold in 131 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
RAW MATERIALS
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute.
In 2016 and 2015, we used the following types and quantities of paper:

(In metric tons)	2016	2015
Newsprint	97,800	104,200
Coated and Supercalendered Paper	19,500	20,400
EMPLOYEES AND LABOR RELATIONS
We had 3,710 full-time equivalent employees as of December 25, 2016.
As of December 25, 2016, nearly half of our full-time equivalent employees were represented by unions. The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. As indicated below, two collective bargaining agreements have expired and negotiations for new contracts are ongoing. We cannot predict the timing or the outcome of these negotiations.

Employee Category	Expiration Date
NewsGuild of New York	March 30, 2016
Typographers	March 30, 2016
Machinists	March 30, 2018
Mailers	March 30, 2019
Drivers	March 30, 2020
Paperhandlers	March 30, 2021
Pressmen	March 30, 2021
Stereotypers	March 30, 2021
As of December 25, 2016, approximately 75 of our full-time equivalent employees were located in France, and the terms and conditions of employment of those employees are established by a combination of French national labor law, industry-wide collective agreements and Company-specific agreements.
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
We operate in a highly competitive environment. We compete for advertising and consumer revenue with both traditional publishers and new content providers. Competition among companies offering online content is intense, and new competitors can quickly emerge. Some of our current and potential competitors may have greater resources than we do, which may allow them to compete more effectively than us.
Our ability to compete effectively depends on many factors both within and beyond our control, including among others:

•	our ability to continue to deliver high-quality journalism and content that is interesting and relevant to our audience;

•	the popularity, usefulness, ease of use, performance and reliability of our digital products compared with those of our competitors;

•	the engagement of our current readers with our print and digital products, and our ability to reach new readers;

•	our ability to develop, maintain and monetize products;

•	the pricing of our products;

•	our marketing and selling efforts, including our ability to provide marketers with a compelling return on their investments;

•	our ability to attract, retain, and motivate talented employees, including journalists and product and technology specialists;

•	our ability to manage and grow our operations in a cost-effective manner; and

•	our reputation and brand strength relative to those of our competitors.
Our success depends on our ability to respond and adapt to changes in technology and consumer behavior.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increased number of methods for the delivery and consumption of news and other content. These developments are also driving changes in the preferences and expectations of consumers as they seek more control over how they consume content.
Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:

•
we may be unable to develop products for mobile devices or other digital platforms that consumers find engaging, that work with a variety of operating systems and networks and that achieve a high level of market acceptance;

•	there may be changes in user sentiment about the quality or usefulness of our existing products or concerns related to privacy, security or other factors;

•	news aggregation websites and customized news feeds may reduce our traffic levels by creating a disincentive for users to visit our websites or use our digital products;

•	consumers’ increased reliance on mobile devices for the consumption of news and other content may contribute to a decline in engagement with our products;

•	failure to successfully manage changes in search engine optimization and social media traffic to increase our digital presence and visibility may reduce our traffic levels;

P. 6 – THE NEW YORK TIMES COMPANY

•	we may be unable to maintain or update our technology infrastructure in a way that meets market and consumer demands; and

•
the distribution of our content on delivery platforms of third parties may lead to limitations on monetization of our products, the loss of control over distribution of our content and loss of a direct relationship with our audience.

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
Our advertising revenues are affected by numerous factors, including economic conditions, market dynamics, audience fragmentation and evolving digital advertising trends.
We derive substantial revenues from the sale of advertising in our products. Advertising spending is sensitive to overall economic conditions, and our advertising revenues could be adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations.
In determining whether to buy advertising, our advertisers consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, and alternative advertising options.
Although print advertising revenue continues to represent a majority of our total advertising revenue (64% of our total advertising revenues in 2016), the increased popularity of digital media among consumers, particularly as a source for news and other content, has driven a corresponding shift in demand from print advertising to digital advertising. However, our digital advertising revenue may not replace in full print advertising revenue lost as a result of the shift.
The increasing number of digital media options available, including through social networking platforms and news aggregation websites, has expanded consumer choice significantly, resulting in audience fragmentation. Competition from new content providers and platforms, some of which charge lower rates than we do or have greater audience reach and targeting capabilities, and the significant increase in inventory of digital advertising space, have affected and will likely continue to affect our ability to attract and retain advertisers and to maintain or increase our advertising rates.
The digital advertising market itself continues to undergo significant change. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure. New delivery platforms may also lead to loss of distribution and pricing control and loss of a direct relationship with consumers. In addition, changes in the standards for the delivery of digital advertising, such as the industry-wide standard on viewability, could also negatively affect our digital advertising revenues.
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
As the digital advertising market continues to evolve, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow digital audiences and prove the value of our advertising and the effectiveness of our platforms to advertisers.

THE NEW YORK TIMES COMPANY – P. 7

We may experience further downward pressure on our advertising revenue margins.
The character of our digital advertising business continues to change, as demand for newer forms of advertising, such as branded content and video advertising, increases. The margin on revenues from some of these newer advertising forms tends to be lower than the margin on revenues we generate from our print advertising and traditional digital display advertising. Consequently, we may experience further downward pressure on our advertising revenue margins as a greater percentage of advertising revenues comes from these newer forms.
The inability of the Company to retain and grow our subscriber base could adversely affect our results of operations and business.
Revenue from subscriptions to our print and digital products makes up a majority of our total revenue. Subscription revenue is sensitive to discretionary spending available to subscribers in the markets we serve, as well as economic conditions. To the extent poor economic conditions lead consumers to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, thereby reducing our subscription revenue. In addition, the growth rate of new subscriptions to our news products that are driven by significant news events, such as an election, may not be sustainable.
Print subscriptions have declined over the last several years, primarily due to increased competition from digital media formats (which are often free to users), higher subscription rates and a growing preference among certain consumers to receive all or a portion of their news from sources other than a print newspaper. If we are unable to offset continued revenue declines resulting from falling print subscriptions with revenue from home-delivery price increases, our print circulation revenue will be adversely affected.
Subscriptions to content provided on our digital platforms generate substantial revenue for us. Our future growth depends upon our ability to retain and grow our digital subscription base and audience. To do so will require us to evolve our subscription model, address changing consumer demands and developments in technology and improve our digital product offering while continuing to deliver high-quality journalism and content that is interesting and relevant to readers. There is no assurance that we will be able to successfully maintain and increase our digital subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our margin or profitability.
Failure to execute cost-control measures successfully could adversely affect our profitability.
Over the last several years, we have taken steps to reduce operating costs across the Company, and we plan to continue our cost-management efforts. Some of these cost management efforts require significant up-front investment. If we do not achieve expected savings from these efforts, our total operating costs would be greater than anticipated. In addition, if we do not manage cost-management efforts properly, such efforts may affect the quality of our products and therefore our ability to generate future revenues. And to the extent our cost-management efforts result in reductions in staff and employee compensation and benefits, this could adversely affect our ability to attract and retain key employees.
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
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. As of December 25, 2016, our qualified defined benefit pension plans were underfunded by approximately $222 million. Our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include: legislative changes; assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and bond markets, which impact discount rates and returns on plan assets.

P. 8 – THE NEW YORK TIMES COMPANY

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
We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our current and former production and delivery union employees. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.
If a multiemployer pension plan in which we participate has significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability. In addition, under federal pension law, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “critical” or “critical and declining.” If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions.
We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated (primarily in connection with the sales of the New England and the Regional Media Groups) and may record additional liabilities in the future. In addition, we have recorded withdrawal liabilities for actual and estimated partial withdrawals from several plans in which we continue to participate. Until demand letters from some of the multiemployer plans’ trustees are received, the exact amount of the withdrawal liability will not be fully known and, as such, a difference from the recorded estimate could have an adverse effect on our results of operations, financial condition and cash flows. Several of the multiemployer plans in which we participate are specific to the newspaper industry, which continues to undergo significant pressure. A withdrawal by a significant percentage of participants may result in a mass withdrawal declaration by the trustees of one or more of these plans, which would require us to record additional withdrawal liabilities.
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
In order to position our business to take advantage of growth opportunities, we engage in discussions, evaluate opportunities and enter into agreements for possible acquisitions, divestitures, investments and other transactions. We may also consider the acquisition of, or investment in, specific properties, businesses or technologies that fall outside our traditional lines of business and diversify our portfolio, including those that may operate in new and developing industries, if we deem such properties sufficiently attractive. In 2016, for example, we acquired HelloSociety and Fake Love, two digital marketing agencies, as well as product review and recommendation websites The Wirecutter and The Sweethome.
Acquisitions involve significant risks, including:

•	difficulties in integrating acquired operations (including cultural challenges associated with integrating employees from the acquired company into our organization);

•	diversion of management attention from other business concerns or resources;

•	use of resources that are needed in other parts of our business;

•	possible dilution of our brand or harm to our reputation;

•	the potential loss of key employees;

•	risks associated with integrating financial reporting and internal control systems; and

•	other unanticipated problems and liabilities.

THE NEW YORK TIMES COMPANY – P. 9

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
We have news bureaus and other offices around the world, and our print, web and mobile products are generally available globally. We are focused on further expanding the international scope of our business, and face the inherent risks associated with doing business abroad, including:

•	effectively managing and staffing foreign operations, including complying with local laws and regulations in each different jurisdiction;

•	ensuring the safety and security of our journalists and other employees working in foreign locations;

•	navigating local customs and practices;

•	government policies and regulations that restrict the digital flow of information, which could block access to, or the functionality of, our products;

•	protecting and enforcing our intellectual property rights under varying legal regimes;

•	complying with international laws and regulations, including those governing consumer privacy and the collection, use, retention, sharing and security of consumer data;

•	economic uncertainty, volatility in local markets and political or social instability;

•	restrictions on foreign ownership, foreign investment or repatriation of funds;

•	higher-than-anticipated costs of entry; and

P. 10 – THE NEW YORK TIMES COMPANY

•	currency exchange rate fluctuations.
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
The New York Times brand is a key asset of the Company, and we believe that it has contributed significantly to the success of our business. We also believe that our continued success depends on our ability to preserve, grow and leverage the value of our brand. We believe that we have a powerful and trusted brand with an excellent reputation for high-quality journalism and content, but our brand could be damaged by incidents that erode consumer trust. For example, to the extent consumers perceive the quality of our content to be less reliable, our ability to attract readers and advertisers may be hindered. In addition, we may introduce new products or services that users do not like and which may negatively affect our brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our reputation could also be damaged by failures of third-party vendors we rely on in many contexts. Maintaining and enhancing our brand may require us to make significant investments, which may not be successful. To the extent our brand and reputation are damaged by these or other incidents, our revenues and profitability could be adversely affected.
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
If we are unable to procure, protect and enforce our intellectual property rights, including maintaining and monetizing our intellectual property rights to our content, we may not realize the full value of these assets, and our business and profitability may suffer. In addition, if we must litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of our management. In addition, if we must take actions, including litigation, in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such actions may be costly and divert the attention of our management.

THE NEW YORK TIMES COMPANY – P. 11

Legislative and regulatory developments, including with respect to privacy, could adversely affect our business.
Our business is subject to government regulation in the jurisdictions in which we operate, and our websites, which are available worldwide, may be subject to laws regulating the Internet even in jurisdictions where we do not do business. Among others, we are subject to laws and regulations with respect to online privacy and the collection and use of consumer data. Various federal and state laws and regulations, as well as the laws of foreign jurisdictions in which we operate, govern the collection, use, retention, sharing and security of the data we receive from and about our readers. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could subject us to liabilities imposed by these jurisdictions.
Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data security-related matters. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.
In addition, any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related requirements could result in claims against us by governmental entities or others and/or increased costs to change our practices. They could also result in negative publicity and a loss of confidence in us by our readers and advertisers. All of these potential consequences could adversely affect our business and results of operations.
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
The cost of raw materials, of which newsprint is the major component, represented approximately 5% of our total operating costs in 2016. The price of newsprint has historically been volatile and, while the price has decreased over the last several years, the price increased in 2016 due to declining newsprint supply as a result of paper mill closures and conversions to other grades of paper. The price of newsprint could further increase as a result of various factors, including a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations and other factors that adversely impact supplier profitability, including increases in operating expenses caused by raw material and energy costs, and currency volatility.
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
We may not have access to the capital markets on terms that are acceptable to us or may otherwise be limited in our financing options.
From time to time the Company may need or desire to access the long-term and short-term capital markets to obtain financing. The Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) the Company’s financial performance, (2) the Company’s credit ratings or absence of a credit rating, (3) liquidity of the overall capital markets and (4) the

P. 12 – THE NEW YORK TIMES COMPANY

state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on terms acceptable to it.
In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, could adversely affect our ability to obtain financing to support operations or to fund acquisitions or other capital-intensive initiatives.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

THE NEW YORK TIMES COMPANY – P. 13

ITEM 2. PROPERTIES
Our principal executive offices are located in our New York headquarters building in the Times Square area. The building was completed in 2007 and consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space have been allocated to us. We owned a leasehold condominium interest representing approximately 58% of the New York headquarters building until March 2009, when we entered into an agreement to sell and simultaneously lease back 21 floors, or approximately 750,000 rentable square feet, currently occupied by us (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We have an option exercisable in 2019 to repurchase the Condo Interest for $250.0 million, and we currently expect that we will exercise this option.We continue to own a leasehold condominium interest in seven floors in our New York headquarters building, totaling approximately 216,000 rentable square feet that were not included in the sale-leaseback transaction, all of which are currently leased to third parties.
In December 2016, we announced a plan to consolidate the Company’s operations in our headquarters building from the 17 floors we currently occupy to nine by the end of 2017. We plan to lease the remaining eight floors to third parties. This will require the temporary relocation of a number of employees to office space elsewhere in New York while we reconfigure the space. We believe this plan will further enhance the value of our headquarters building.
In addition, we have a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site owned by the City of New York for which we have a ground lease. We have an option to purchase the property at any time before the lease ends in 2019 for $6.9 million. As of December 25, 2016, we also owned other properties with an aggregate of approximately 3,000 gross square feet and leased other properties with an aggregate of approximately 209,200 rentable square feet in various locations.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

P. 14 – THE NEW YORK TIMES COMPANY

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 21, 2017
Arthur Sulzberger, Jr.	65	1978	Chairman (since 1997) and Publisher of The Times (since 1992); Chief Executive Officer (2011 to 2012)
Mark Thompson	59	2012
President and Chief Executive Officer (since 2012); Director-General, British Broadcasting Corporation (“BBC”) (2004 to 2012); Chief Executive, Channel 4 Television Corporation (2002 to 2004); and various positions of increasing responsibility at the BBC (1979 to 2001)

James M. Follo	57	2007
Executive Vice President (since 2013) and Chief Financial Officer (since 2007); Senior Vice President (2007 to 2013); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

R. Anthony Benten	53	1989	Senior Vice President, Treasurer (since December 2016) and Corporate Controller (since 2007); Senior Vice President, Finance (2008 to 2016); Vice President (2003 to 2008); Treasurer (2001 to 2007)
Diane Brayton	48	2004
Executive Vice President, General Counsel (since January 2017) and Corporate Secretary (since 2011); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016); Senior Counsel (2007 to 2009); Counsel (2004 to 2007)

Meredith Kopit Levien	45	2013
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

THE NEW YORK TIMES COMPANY – P. 15

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 15, 2017, was as follows: Class A Common Stock: 6,092; Class B Common Stock: 24.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any existing indebtedness. See also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Third-Party Financing.”
The following table sets forth, for the periods indicated, the high and low closing sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

	2016		2015
Quarters	High	Low	High	Low
First Quarter	$13.74	$12.25	$14.45	$12.02
Second Quarter	13.12	11.80	14.46	12.81
Third Quarter	13.17	11.54	13.75	11.62
Fourth Quarter	14.10	10.80	14.25	11.56
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
September 26, 2016 - October 30, 2016	—	$—	—	$16,236,612
October 31, 2016 - November 27, 2016	—	$—	—	$16,236,612
November 28, 2016 - December 25, 2016	—	$—	—	$16,236,612
Total for the fourth quarter of 2016	—	$—	—	$16,236,612

(1)
On January 13, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of December 25, 2016, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

P. 16 – THE NEW YORK TIMES COMPANY

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 25, 2016, on an assumed investment of $100 on December 25, 2011, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index and The New York Times Company’s Class A Common Stock

$250
$200
$150
$100
$50
$0
12/25/11
12/30/12
12/29/13
12/28/14
12/27/15
12/25/16
$120
$115
$106
$198
$191
$156
$193
$177
$173
$181
$178
$170
$204
$182
$181
NYT
S&P 400 Midcap Index
S&P 1500 Publishing & Printing Index

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

	As of and for the Years Ended
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Statement of Operations Data
Revenues	$1,555,342	$1,579,215	$1,588,528	$1,577,230	$1,595,341
Operating costs	1,410,910	1,393,246	1,484,505	1,411,744	1,441,410
Restructuring charge	14,804	—	—	—	—
Multiemployer pension plan withdrawal expense	6,730	9,055	—	6,171	—
Pension settlement expense	21,294	40,329	9,525	3,228	47,657
Early termination charge and other expenses	—	—	2,550	—	2,620
Operating profit	101,604	136,585	91,948	156,087	103,654
Gain on sale of investments, net of impairments	—	—	—	—	214,775
(Loss)/gain from joint ventures	(36,273)	(783)	(8,368)	(3,215)	2,936
Interest expense, net	34,805	39,050	53,730	58,073	62,808
Income from continuing operations before income taxes	30,526	96,752	29,850	94,799	258,557
Income from continuing operations, net of income taxes	26,105	62,842	33,391	56,907	163,940
(Loss)/income from discontinued operations, net of income taxes	(2,273)	—	(1,086)	7,949	(27,927)
Net income attributable to The New York Times Company common stockholders	29,068	63,246	33,307	65,105	135,847
Balance Sheet Data
Cash, cash equivalents and marketable securities	$737,526	$904,551	$981,170	$1,023,780	$959,754
Property, plant and equipment, net	596,743	632,439	665,758	713,356	773,469
Total assets	2,185,395	2,417,690	2,566,474	2,572,552	2,807,470
Total debt and capital lease obligations	246,978	431,228	650,120	684,163	696,875
Total New York Times Company stockholders’ equity	847,815	826,751	726,328	842,910	662,325

P. 18 – THE NEW YORK TIMES COMPANY

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.19	$0.38	$0.23	$0.38	$1.11
(Loss)/income from discontinued operations, net of income taxes	(0.01)	—	(0.01)	0.05	(0.19)
Net income	$0.18	$0.38	$0.22	$0.43	$0.92
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.19	$0.38	$0.21	$0.36	$1.07
(Loss)/income from discontinued operations, net of income taxes	(0.01)	—	(0.01)	0.05	(0.18)
Net income	$0.18	$0.38	$0.20	$0.41	$0.89
Dividends declared per share	$0.16	$0.16	$0.16	$0.08	$—
New York Times Company stockholders’ equity per share	$5.21	$4.97	$4.50	$5.34	$4.34
Average basic shares outstanding	161,128	164,390	150,673	149,755	148,147
Average diluted shares outstanding	162,817	166,423	161,323	157,774	152,693
Key Ratios
Operating profit to revenues	7%	9%	6%	10%	6%
Return on average common stockholders’ equity	3%	8%	4%	9%	23%
Return on average total assets	1%	3%	1%	2%	5%
Total debt and capital lease obligations to total capitalization	23%	34%	47%	45%	51%
Current assets to current liabilities	2.00	1.53	1.91	3.36	3.30
Ratio of earnings to fixed charges	2.37	2.90	1.67	2.58	4.94
Full-Time Equivalent Employees	3,710	3,560	3,588	3,529	5,363
The items below are included in the Selected Financial Data.
2016
The items below had a net unfavorable effect on our results from continuing operations of $65.4 million, or $.40 per share:

•
a $37.5 million pre-tax loss ($22.8 million after tax and net of noncontrolling interest, or $.14 per share) from joint ventures related to the announced closure of the paper mill operated by Madison Paper Industries, in which the Company has an investment through a subsidiary.

•
a $21.3 million pre-tax pension settlement charge ($12.8 million after tax, or $.08 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees.

•	an $18.8 million pre-tax charge ($11.3 million after tax, or $.07 per share) for severance costs.

•	$15.9 million of pre-tax expenses ($9.5 million after tax, or $.06 per share) for non-operating retirement costs.

•
a $14.8 million pre-tax charge ($8.8 million after tax, or $.05 per share) in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs).

THE NEW YORK TIMES COMPANY – P. 19

•	a $6.7 million pre-tax charge ($4.0 million after tax or $.02 per share) for a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision.

•	a $3.8 million income tax benefit ($.02 per share) primarily due to a reduction in the Company’s reserve for uncertain tax positions.
2015
The items below had a net unfavorable effect on our results from continuing operations of $54.1 million, or $.32 per share:

•
a $40.3 million pre-tax pension settlement charge ($24.0 million after tax, or $.14 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees.

•	$34.4 million of pre-tax expenses ($20.5 million after tax, or $.12 per share) for non-operating retirement costs.

•	a $9.1 million pre-tax charge ($5.4 million after tax, or $.03 per share) for partial withdrawal obligations under multiemployer pension plans.

•	a $7.0 million pre-tax charge ($4.2 million after tax, or $.03 per share) for severance costs.
2014
The items below had a net unfavorable effect on our results from continuing operations of $35.1 million, or $.22 per share:

•	$36.7 million of pre-tax expenses ($21.7 million after tax, or $.13 per share) for non-operating retirement costs.

•	a $36.1 million pre-tax charge ($21.4 million after tax, or $.13 per share) for severance costs.

•	a $21.1 million income tax benefit ($.13 per share) primarily due to reductions in the Company’s reserve for uncertain tax positions.

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

P. 20 – THE NEW YORK TIMES COMPANY

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

THE NEW YORK TIMES COMPANY – P. 21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 25, 2016, and results of operations for the three years ended December 25, 2016. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, print and digital products and investments. We have one reportable segment with businesses that include our newspapers, websites, mobile applications and related businesses.
We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and affiliate referrals. Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “—Results of Operations—Non-GAAP Financial Measures.”
2016 Financial Highlights
In 2016, diluted earnings per share from continuing operations were $0.19, compared with $0.38 for 2015. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.57 for 2016, compared with $0.71 for 2015.
Operating profit in 2016 was $101.6 million, compared with $136.6 million for 2015. The decline was driven by lower print advertising revenue and higher costs. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $240.9 million for 2016, compared with $289.0 million for 2015.
Total revenues decreased slightly in 2016 to $1.56 billion, compared with $1.58 billion in 2015. This was driven by declines in advertising revenues, partially offset by growth in circulation and other revenues.
Compared with 2015, circulation revenues increased 3.4% in 2016, as digital subscription growth and a print home-delivery price increase at The Times more than offset a decline in the number of print copies sold. Circulation revenues from our digital-only subscription packages increased 17% in 2016 compared with 2015.
Paid digital-only subscriptions totaled approximately 1,853,000 as of December 25, 2016, a 46% increase compared with year-end 2015. We saw a significant increase in the number of paid digital-only subscriptions to our news products following the 2016 presidential election. Given that this increase occurred late in 2016, the revenue generated from these subscriptions is expected to be reflected more fully in 2017.
Advertising revenues remained under pressure during 2016. Total advertising revenues decreased 9.1% in 2016 compared with 2015, reflecting a 15.8% decrease in print advertising revenues that was primarily driven by a decline in display advertising. This was partially offset by a 5.9% increase in digital advertising revenues that was primarily driven by increased revenue from our mobile platform, our programmatic buying channels and branded content distribution.
Compared with 2015, other revenues increased 6.0% in 2016, largely due to affiliate referral revenue associated with product review and recommendation websites, The Wirecutter and The Sweethome, which the Company acquired in October 2016, as well as from our NYT Live business.

P. 22 – THE NEW YORK TIMES COMPANY

Operating costs in 2016 increased 1.3% to $1.41 billion, compared with $1.39 billion in 2015. The increase was primarily due to higher advertising, technology, marketing and newsroom costs, partially offset by lower print production and distribution costs. Operating costs before depreciation, amortization, severance and non-operating retirement costs discussed below (or “adjusted operating costs,” a non-GAAP measure) increased 1.9% to $1.31 billion in 2016, compared with $1.29 billion in 2015.
Non-operating retirement costs decreased to $15.9 million in 2016 from $34.4 million in 2015, driven primarily by a change in the methodology of calculating the discount rate applied to retirement costs.
Business Environment
We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:
Competition in our industry
We operate in a highly competitive environment. Our print and digital products compete for advertising and circulation revenue with both traditional and new content providers. Competition among companies offering online content is intense, and new competitors can quickly emerge. Some of our current and potential competitors may have greater resources than we do, which may allow them to compete more effectively than us.
Our ability to compete effectively depends on, among other things, our ability to continue delivering high-quality journalism and content that is interesting and relevant to our audience; the popularity, ease of use and performance of our products compared to those of our competitors; the engagement of our current readers with our print and digital products, and our ability to reach new readers; our ability to develop, maintain and monetize our products; our ability to attract, retain and motivate talented employees, including journalists and product and technology specialists; and our ability to manage and grow our business in a cost-effective manner.
Continuing shift to digital from print
Circulation revenue is a significant source of revenue for us and an increasingly important driver as the overall composition of our revenues has shifted in response to transformations in our industry. The largest portion of our circulation revenue is currently from our print newspaper, where we have experienced declining print circulation volume in recent years. This is due to, among other factors, increased competition from digital media formats (which are often free to users), higher print subscription and single-copy rates and a growing preference among some consumers to receive their news from sources other than a print newspaper.
Advances in technology have led to an increased number of methods for the delivery and consumption of news and other content. These developments are also driving changes in the preferences and expectations of consumers as they seek more control over how they consume content. Our ability to retain and continue to build on our digital subscription base depends on, among other things, our ability to evolve our subscription model, address changing consumer demands and developments in technology and improve our digital product offering while continuing to deliver high-quality journalism and content that is interesting and relevant to readers.
Advertising market dynamics
We derive substantial revenue from the sale of advertising in our print and digital products. In determining whether to buy advertising, our advertisers consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, and alternative advertising options.
During 2016, the Company, along with others in the industry, continued to experience significant pressure on print advertising revenue. Although print advertising revenue continues to represent a majority of our total advertising revenue, the increased popularity of digital media among consumers, particularly as a source for news and other content, has driven a corresponding shift in demand from print advertising to digital advertising. However, our digital advertising revenue may not replace in full print advertising revenue lost as a result of the shift.
The digital advertising market continues to undergo significant changes. The increasing number of digital media options available, including through social networking platforms and news aggregation websites, has resulted in audience fragmentation and increased competition for advertising. Competition from new content providers and platforms, some of which charge lower rates than we do or have greater audience reach and targeting capabilities, and the significant increase in inventory of digital advertising space, have affected and will likely continue to affect our ability to attract and retain advertisers and to maintain or increase our advertising rates. In addition, digital

THE NEW YORK TIMES COMPANY – P. 23

advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure.
The character of our digital advertising business also continues to change, as demand for newer forms of advertising, such as branded content and video advertising, increases. The margin on revenues from some of these newer advertising forms tends to be lower than the margin on revenues we generate from our print advertising and traditional digital display advertising. Consequently, we may experience further downward pressure on our advertising revenue margins as a greater percentage of advertising revenues comes from these newer forms.
In addition, technologies have been and will continue to be developed that enable consumers to block digital advertising on websites and mobile devices. Advertisements blocked by these technologies are treated as not delivered and any revenue we would otherwise receive from the advertiser for that advertisement is lost.
As the digital advertising market continues to evolve, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow our audience and prove the value of our advertising and the effectiveness of our platforms to advertisers.
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
Fixed costs
A significant portion of our costs are fixed, and therefore we are limited in our ability to reduce these costs in the short term. Employee-related costs and raw materials together accounted for approximately 50% of our total operating costs in 2016. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.
For a discussion of these and other factors that could affect our business, results of operations and financial condition, see “Item 1A — Risk Factors.”
Our Strategy
We are operating during a period of transformation for our industry and amidst uncertain economic conditions. We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.
Strengthening The New York Times brand through innovation
Our priority is to maintain The Times’s commitment to premium content and journalistic excellence, while at the same time positioning our organization for growth.
In 2016, we continued to invest in our digital platforms and products. Among other things, we focused on innovating the way we tell stories, through new forms of visual and multimedia journalism, including podcasts, interactive journalism (through Facebook Live and other initiatives) and virtual reality journalism. We also invested in our international opportunities and in April 2016 announced our commitment to invest more than $50 million in the digital potential of The Times internationally.
While we continue to focus on digital innovation, we remain committed to the continued success of our print products, which we expect will continue to be a significant source of revenue for us. During 2016, for example, we created compelling special inserts in our print newspaper on the presidential election and other events.
As we look ahead for opportunities to further innovate our products, we remain committed to creating quality content and a quality user experience, regardless of the distribution model or platform.

P. 24 – THE NEW YORK TIMES COMPANY

Expanding and deepening our relationship with readers
We are a “subscription-first” organization and continue to focus on deepening the engagement of our current readers and expanding our reach to new readers around the world. In 2016, we saw significant growth in digital-only subscriptions to our news products, and earlier this year the number of total paid subscriptions to our print and digital products surpassed three million. We believe this growth underscores the willingness of our readers to pay for high-quality journalism, and we will continue to look for ways to strengthen the relationship we have with our subscribers. We will also continue to focus on developing new audiences, including by expanding our global reach and working to engage younger readers.
During the year, we continued efforts to make The Times an indispensable part of our readers’ lives. Among others, The Times introduced or enhanced products and features that span a broad range of topics and interests, including NYT Cooking, a dynamic recipe box designed to make cooking easier; Watching, our guide to what to watch on television; and Well, our healthy living guide. In October 2016, the Company also purchased The Wirecutter and The Sweethome, product review and recommendation websites that align with The Times’s commitment to service journalism.
We also continued our efforts to engage readers around the world. Among other things, we launched The New York Times en Español, a mobile-optimized website covering news and issues of interest to a Spanish-speaking audience, and extended our popular Daily Briefings to Europe and Asia. In addition, we will continue to experiment with reaching new readers on third-party platforms, while remaining committed to building engagement with readers on our own platforms.
Creating compelling digital advertising solutions
We are focused on continuing to grow our digital advertising revenue by developing innovative and compelling advertising offerings that integrate with and add value to the user experience. We believe we have a powerful and trusted brand that, because of the quality of our journalism, attracts educated, affluent and influential audiences, and we continue to focus on leveraging our brand in developing and refining these offerings.
During 2016, the digital advertising market continued to shift away from traditional desktop display advertising and towards newer advertising forms, such as branded content and other creative services, as well as programmatic, video and mobile advertising. We have quickly adapted to this market shift, introducing innovative digital advertising solutions for our mobile and other platforms, and providing advertisers new ways of reaching our audience, such as our virtual reality application. We have also continued to expand our branded content studio, which has become a fast-growing part of our advertising business since we launched it in early 2014.
Transforming our business to deliver on our goals
We are focused on becoming a more effective and efficient organization and have taken and continue to take a number of steps to achieve this. Among other things, we streamlined our international print operations in 2016 and are reviewing initiatives aimed at improving newsroom efficiency. In December 2016, we also announced plans to redesign our headquarters building, consolidating our operations within a smaller number of floors and leasing the remaining floors to third parties. We expect the changes will generate significant rental income and result in a more collaborative workspace.
Looking ahead, we will continue to focus on managing our cost structure to ensure that we are operating our businesses efficiently, while maintaining our commitment to investing in high-quality content and the achievement of strategic goals.
Strengthening our liquidity
We have continued to strengthen our liquidity position and remain focused on further de-leveraging and de-risking our balance sheet. In December 2016, we repaid, at maturity, the remaining principal amount of our senior notes. As of December 25, 2016, the Company had cash and cash equivalents and marketable securities of approximately $738 million (excluding restricted cash of approximately $25 million, the majority of which is set aside to collateralize certain workers’ compensation obligations). This exceeded our total debt and capital lease obligations by approximately $491 million. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.

THE NEW YORK TIMES COMPANY – P. 25

In March 2009, we entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our Company’s headquarters building located at 620 Eighth Avenue in New York City (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. We have an option, exercisable in 2019, to repurchase the Condo Interest for $250.0 million, and we currently expect to exercise this option. We believe that exercising this option will provide us greater flexibility with respect to our headquarters building.
Managing our retirement-related costs
We remain focused on managing the underfunded status of our pension plans and adjusting the size of our pension obligations relative to the size of our Company. Our qualified pension plans were underfunded (meaning the present value of future benefits obligations exceeded the fair value of plan assets) as of December 25, 2016, by approximately $222 million, compared with approximately $273 million as of December 27, 2015. We made contributions of approximately $8 million to certain qualified pension plans in 2016, compared with approximately $7 million in 2015. We expect contributions in 2017 to total approximately $9 million to satisfy minimum funding requirements.
We have taken steps over the last few years to address our pension obligations, including freezing accruals under most of our qualified defined benefit pension plans, which cover both our non-union employees and those covered by certain collective bargaining agreements. We have also made immediate pension benefits offers in the form of lump-sum payments to certain former employees and will continue to look for ways to reduce the size of our pension obligations.
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

P. 26 – THE NEW YORK TIMES COMPANY

RESULTS OF OPERATIONS
Overview
Fiscal years 2016, 2015, and 2014 each comprise 52 weeks. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Revenues
Circulation	$880,543	$851,790	$840,213	3.4	1.4
Advertising	580,732	638,709	662,315	(9.1)	(3.6)
Other	94,067	88,716	86,000	6.0	3.2
Total revenues	1,555,342	1,579,215	1,588,528	(1.5)	(0.6)
Operating costs
Production costs:
Wages and benefits	363,051	354,516	357,573	2.4	(0.9)
Raw materials	72,325	77,176	88,958	(6.3)	(13.2)
Other	192,728	186,120	197,464	3.6	(5.7)
Total production costs	628,104	617,812	643,995	1.7	(4.1)
Selling, general and administrative costs	721,083	713,837	761,055	1.0	(6.2)
Depreciation and amortization	61,723	61,597	79,455	0.2	(22.5)
Total operating costs	1,410,910	1,393,246	1,484,505	1.3	(6.1)
Restructuring charge	14,804	—	—	100.0	*
Multiemployer pension plan withdrawal expense	6,730	9,055	—	(25.7)	*
Pension settlement charge	21,294	40,329	9,525	(47.2)	*
Early termination charge	—	—	2,550	*	(100.0)
Operating profit	101,604	136,585	91,948	(25.6)	48.5
Loss from joint ventures	(36,273)	(783)	(8,368)	*	(90.6)
Interest expense, net	34,805	39,050	53,730	(10.9)	(27.3)
Income from continuing operations before income taxes	30,526	96,752	29,850	(68.4)	*
Income tax expense/(benefit)	4,421	33,910	(3,541)	(87.0)	*
Income from continuing operations	26,105	62,842	33,391	(58.5)	88.2
Loss from discontinued operations, net of income taxes	(2,273)	—	(1,086)	100.0	(100.0)
Net income	23,832	62,842	32,305	(62.1)	94.5
Net loss attributable to the noncontrolling interest	5,236	404	1,002	*	(59.7)
Net income attributable to The New York Times Company common stockholders	$29,068	$63,246	$33,307	(54.0)	89.9
* Represents an increase or decrease in excess of 100%.

THE NEW YORK TIMES COMPANY – P. 27

Revenues
Circulation, advertising and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Circulation	$880,543	$851,790	$840,213	3.4	1.4
Advertising	580,732	638,709	662,315	(9.1)	(3.6)
Other	94,067	88,716	86,000	6.0	3.2
Total	$1,555,342	$1,579,215	$1,588,528	(1.5)	(0.6)
Circulation Revenues
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
In the first quarter of 2016, the Company reclassified the subscription revenue from its Crossword product, including prior period information, into circulation revenues from other revenues. The following tables summarize digital-only subscription revenues reflecting this reclassification:

	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Digital-only subscription revenues:
Digital-only news product subscription revenues	$223,459	$192,657	$169,297	16.0	13.8
Digital Crossword product subscription revenues	9,369	6,286	3,391	49.0	85.4
Total	$232,828	$198,943	$172,688	17.0	15.2
Consistent with this reclassification, the Company also adjusted the number of digital-only subscriptions to include Crossword product subscriptions. The following tables summarize digital-only subscriptions:

	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Digital-only subscriptions:
Digital-only news product subscriptions	1,608	1,094	910	47.0	20.2
Digital Crossword product subscriptions	245	176	141	39.2	24.8
Total	1,853	1,270	1,051	45.9	20.8
2016 Compared with 2015
Circulation revenues increased in 2016 compared with 2015 primarily due to growth in our digital-only subscription base and the January 2016 print home-delivery price increase for The Times, partially offset by a reduction in the number of print copies sold. Digital-only subscription revenues were $232.8 million in 2016 compared with $198.9 million in 2015, an increase of 17.0%.

P. 28 – THE NEW YORK TIMES COMPANY

2015 Compared with 2014
Circulation revenues increased in 2015 compared with 2014 primarily due to growth in our digital-only subscription base and the January 2015 print home-delivery price increase for The Times, partially offset by a reduction in the number of print copies sold. Digital-only subscription revenues were $198.9 million in 2015 compared with $172.7 million in 2014, an increase of 15.2%.
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
Advertising revenues (print and digital) by category were as follows:

	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Display	$517,197	$579,153	$606,838	(10.7)	(4.6)
Classified	29,902	34,544	36,689	(13.4)	(5.8)
Other	33,633	25,012	18,788	34.5	33.1
Total	$580,732	$638,709	$662,315	(9.1)	(3.6)
Below is a percentage breakdown of 2016, 2015 and 2014 advertising revenues (print and digital):

	Display	Classified	Other	Total
2016	89%	5%	6%	100%
2015	91%	5%	4%	100%
2014	91%	6%	3%	100%
2016 Compared with 2015
In 2016, total advertising revenues decreased primarily due to lower print advertising revenues. Print advertising revenues, which represented 64% of total advertising revenues in 2016, declined 15.8% to $372.0 million in 2016 compared with $441.6 million in 2015, mainly due to a decline in display advertising, primarily in the luxury goods, entertainment retail and technology categories.
Digital advertising revenues, which represented 36% of total advertising revenues in 2016, increased 5.9% to $208.8 million in 2016 compared with $197.1 million in 2015 due to an increase in revenue from our mobile platform, our programmatic buying channels and branded content distribution. Revenues from HelloSociety and Fake Love, digital marketing agencies acquired in 2016, also contributed favorably to this increase. This increase was partially offset by a decline in traditional desktop display advertising.
Classified advertising revenues decreased 13.4% in 2016 compared with 2015 due to a decrease in the real estate, help wanted and other categories.
Other advertising revenues increased 34.5% in 2016 compared with 2015 due to an increase in creative services fees related to branded content campaign launches during 2016.

THE NEW YORK TIMES COMPANY – P. 29

2015 Compared with 2014
In 2015, total advertising revenues decreased primarily due to lower print advertising revenues. Print advertising revenues, which represented 69% of total advertising revenues in 2015, declined 8.0% to $441.6 million in 2015 compared with $480.1 million in 2014, mainly due to a decline in display advertising, primarily in the financial services, entertainment and corporate categories. The decline was partially offset by an increase in the luxury goods, real estate and technology categories.
Digital advertising revenues, which represented 31% of total advertising revenues in 2015, increased 8.2% to $197.1 million in 2015 compared with $182.2 million in 2014 due to an increase in display advertising. Display advertising benefited strongly from increased revenue from branded content as well as increased revenue from our mobile and video platforms and our programmatic buying channels. These increases were partially offset by a decline in traditional desktop display advertising.
Classified advertising revenues decreased 5.8% in 2015 compared with 2014 due to a decrease in the real estate and help wanted categories.
Other advertising revenues increased 33.1% in 2015 compared with 2014 due to an increase in creative services fees.
Other Revenues
Other revenues primarily consist of revenues from news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and affiliate referrals. Rental income consists of revenue from the lease of floors in our New York headquarters, which totaled $17.1 million, $16.9 million and $14.7 million in 2016, 2015 and 2014, respectively.
2016 Compared with 2015
Other revenues increased 6.0% in 2016 compared with 2015 largely due to affiliate referral revenue associated with our acquisition in October 2016 of the product review and recommendation websites The Wirecutter and The Sweethome, as well as from our NYT Live business.
2015 Compared with 2014
Other revenues increased 3.2% in 2015 compared with 2014 due to higher revenues from digital archives and rental income.

P. 30 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Production costs:
Wages and benefits	$363,051	$354,516	$357,573	2.4	(0.9)
Raw materials	72,325	77,176	88,958	(6.3)	(13.2)
Other	192,728	186,120	197,464	3.6	(5.7)
Total production costs	628,104	617,812	643,995	1.7	(4.1)
Selling, general and administrative costs	721,083	713,837	761,055	1.0	(6.2)
Depreciation and amortization	61,723	61,597	79,455	0.2	(22.5)
Total operating costs	$1,410,910	$1,393,246	$1,484,505	1.3	(6.1)
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Components of operating costs as a percentage of total operating costs
Wages and benefits	45%	44%	44%
Raw materials	5%	6%	6%
Other operating costs	46%	46%	45%
Depreciation and amortization	4%	4%	5%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Components of operating costs as a percentage of total revenues
Wages and benefits	41%	39%	41%
Raw materials	5%	5%	5%
Other operating costs	41%	40%	42%
Depreciation and amortization	4%	4%	5%
Total	91%	88%	93%

THE NEW YORK TIMES COMPANY – P. 31

Production Costs
Production costs include items such as labor costs, raw materials and machinery and equipment expenses related to news-gathering and production activity, as well as costs related to producing branded content.
2016 Compared with 2015
Production costs increased in 2016 compared with 2015 primarily due to higher wages and benefits (approximately $9 million) and other expenses (approximately $7 million), which consisted mainly of outside services (approximately $9 million) and travel and entertainment (approximately $2 million), offset by lower outside printing expenses (approximately $5 million). Newsprint expense declined 6.6% in 2016 compared with 2015, with 6.1% from lower consumption and 0.5% from lower pricing.
2015 Compared with 2014
Production costs decreased in 2015 compared with 2014 primarily due to lower raw materials expense(approximately $12 million), which consisted mainly of newsprint and outside printing expenses (approximately $8 million). Newsprint expense declined 20.3% in 2015 compared with 2014, with 7.4% from lower consumption and 12.9% from lower pricing.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
2016 Compared with 2015
Selling, general and administrative costs increased in 2016 compared with 2015 primarily due to an increase in severance costs (approximately $12 million), compensation costs (approximately $11 million) and promotion costs (approximately $8 million), partially offset by a decrease in non-operating retirement costs (approximately $19 million) and distribution costs (approximately $6 million). Compensation costs increased primarily as a result of increased hiring to support growth initiatives and business acquisitions. Distribution costs decreased primarily as a result of fewer print copies produced and lower transportation costs.
2015 Compared with 2014
Selling, general and administrative costs decreased in 2015 compared with 2014 primarily due to a decrease in severance costs (approximately $29 million) and lower distribution costs (approximately $17 million), partially offset by an increase in compensation expense (approximately $6 million). Severance costs decreased as a result of workforce reductions in 2014 that did not repeat in 2015. Lower distribution costs were mainly due to increased use of lower cost vendors, transportation efficiencies and fewer print copies delivered. Compensation expense increased primarily as a result of increased hiring to support growth initiatives.
Depreciation and Amortization
2016 Compared with 2015
Depreciation and amortization costs were flat in 2016 compared with 2015.
2015 Compared with 2014
Depreciation and amortization costs decreased in 2015 compared with 2014 primarily due to the discontinued use of certain software products.
Other Items
See Note 7 of the Notes to the Consolidated Financial Statements for more information regarding other items.

P. 32 – THE NEW YORK TIMES COMPANY

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
The special items in 2016 consisted of:

•
a $37.5 million pre-tax loss ($22.8 million after tax and net of noncontrolling interest, or $.14 per share) from joint ventures related to the announced closure of the paper mill operated by Madison Paper Industries, in which the Company has an investment through a subsidiary;

•
a $21.3 million pre-tax pension settlement charge ($12.8 million after tax, or $.08 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees;

•
a $14.8 million pre-tax charge ($8.8 million after tax, or $.05 per share) in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs);

•	a $6.7 million pre-tax charge ($4.0 million after tax, or $.02 per share) for a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision; and

•	a $3.8 million income tax benefit ($.02 per share) primarily due to a reduction in the Company’s reserve for uncertain tax positions.
The special items in 2015 consisted of:

•
a $40.3 million pre-tax pension settlement charge ($24.0 million after tax, or $.14 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees; and

•	a $9.1 million pre-tax charge ($5.4 million after tax, or $.03 per share) for partial withdrawal obligations under multiemployer pension plans.

THE NEW YORK TIMES COMPANY – P. 33

The special items in 2014 consisted of:

•	a $21.1 million income tax benefit ($.13 per share) primarily due to reductions in the Company’s reserve for uncertain tax positions;

•
a $9.5 million pre-tax pension settlement charge ($5.7 million after tax, or $.04 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees;

•	a $9.2 million pre-tax charge ($5.9 million after tax, or $.04 per share) for an impairment related to the Company’s investment in a joint venture; and

•	a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) for the early termination of a distribution agreement.
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
Non-operating retirement costs include:

•	interest cost, expected return on plan assets and amortization of actuarial gain and loss components of pension expense;

•	interest cost and amortization of actuarial gain and loss components of retiree medical expense; and

•	all expenses associated with multiemployer pension plan withdrawal obligations not otherwise included as special items.
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

P. 34 – THE NEW YORK TIMES COMPANY

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

	Years Ended			% Change
	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Diluted earnings per share from continuing operations	$0.19	$0.38	$0.21	-50.0%	81.0%
Add:
Severance	0.12	0.04	0.22	*	-81.8%
Non-operating retirement costs	0.10	0.21	0.23	-52.4%	-8.7%
Special items:
Loss in joint ventures, net of tax and noncontrolling interest	0.18	—	—	*	*
Pension settlement charges	0.13	0.24	0.06	-45.8%	*
Restructuring charge	0.09	—	—	*	*
Multiemployer pension plan withdrawal expense	0.04	0.05	—	-20.0%	*
Reduction in reserve for uncertain tax positions	(0.02)	—	(0.13)	*	-100.0%
Early termination charge	—	—	0.02	*	-100.0%
Impairment charge	—	—	0.06	*	-100.0%
Income tax expense of special items	(0.26)	(0.22)	(0.24)	18.2%	-8.3%
Adjusted diluted earnings per share from continuing operations (1)	$0.57	$0.71	$0.43	-19.7%	65.1%
(1) Amounts may not add due to rounding.
* Represents an increase or decrease in excess of 100%.

THE NEW YORK TIMES COMPANY – P. 35

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Operating profit	$101,604	$136,585	$91,948	(25.6)%	48.5%
Add:
Depreciation & amortization	61,723	61,597	79,455	0.2%	(22.5%)
Severance	18,829	7,035	36,082	*	(80.5%)
Non-operating retirement costs	15,880	34,383	36,697	(53.8)%	(6.3)%
Special items:
Restructuring charge	14,804	—	—	*	*
Multiemployer pension plan withdrawal expense	6,730	9,055	—	(25.7)%	*
Pension settlement charges	21,294	40,329	9,525	(47.2)%	*
Early termination charge	—	—	2,550	*	(100.0)%
Adjusted operating profit	$240,864	$288,984	$256,257	(16.7)%	12.8%

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)
	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Operating costs	$1,410,910	$1,393,246	$1,484,505	1.3%	(6.1)%
Less:
Depreciation & amortization	61,723	61,597	79,455	0.2%	(22.5%)
Severance	18,829	7,035	36,082	*	(80.5%)
Non-operating retirement costs	15,880	34,383	36,697	(53.8)%	(6.3)%
Adjusted operating costs	$1,314,478	$1,290,231	$1,332,271	1.9%	(3.2)%
* Represents an increase or decrease in excess of 100%.

P. 36 – THE NEW YORK TIMES COMPANY

Components of non-operating retirement costs (1)
	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Pension:
Interest cost	$74,465	$84,596	$94,897	(12.0)%	(10.9)%
Expected return on plan assets	(111,159)	(115,261)	(113,839)	(3.6%)	1.2%
Amortization and other costs	32,489	41,523	31,338	(21.8)%	32.5%
Non-operating pension costs	(4,205)	10,858	12,396	*	(12.4%)
Other postretirement benefits:
Interest cost	1,980	2,794	3,722	(29.1%)	(24.9%)
Amortization and other costs	4,104	5,197	7,299	(21.0)%	(28.8)%
Non-operating other postretirement benefits costs	6,084	7,991	11,021	(23.9%)	(27.5%)
Expenses associated with multiemployer pension plan withdrawal obligations	14,001	15,534	13,280	(9.9)%	17.0%
Total non-operating retirement costs	$15,880	$34,383	$36,697	(53.8)%	(6.3)%
(1) Components of non-operating retirement costs do not include special items.
* Represents an increase or decrease in excess of 100%.

THE NEW YORK TIMES COMPANY – P. 37

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 25, 2016	December 27, 2015	2016 vs. 2015
Cash and cash equivalents	$100,692	$105,776	(4.8)
Marketable securities	636,834	798,775	(20.3)
Current portion of long-term debt and capital lease obligations	—	188,377	(100.0)
Long-term debt and capital lease obligations	246,978	242,851	1.7
Total New York Times Company stockholders’ equity	847,815	826,751	2.5
Ratios:
Total debt and capital lease obligations to total capitalization	23%	34%
Current assets to current liabilities	2.00	1.53
Our primary sources of cash inflows from operations were revenues from circulation and advertising sales. Circulation and advertising revenues provided about 57% and 37%, respectively, of total revenues in 2016. The remaining cash inflows were primarily from other revenue sources such as news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and affiliate referrals.
Our primary sources of cash outflows were for our repayment of debt, employee compensation and benefits, other operating expenses and interest, dividend and income tax payments. We believe our cash and cash equivalents, and marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
We have continued to strengthen our liquidity position and our debt profile. As of December 25, 2016, we had cash, cash equivalents and marketable securities of $737.5 million and total debt and capital lease obligations of $247.0 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $490.5 million. Our cash and investment balances declined in 2016 primarily due to the repayment, at maturity, of the $189.2 million remaining principal amount under our 6.625% senior notes in December 2016 (the “6.625% Notes”) and consideration paid for business acquisitions.
On January 14, 2015, entities controlled by Carlos Slim Helú, a beneficial owner of our Class A Common Stock, exercised warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share, and the Company received cash proceeds of approximately $101.1 million from this exercise. Concurrently, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the warrant exercise. As of December 25, 2016, total repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, the Board of Directors will consider restrictions in any existing indebtedness.
During 2016, we made contributions of approximately $8 million to certain qualified pension plans. We expect contributions to total approximately $9 million to satisfy minimum funding requirements in 2017.

P. 38 – THE NEW YORK TIMES COMPANY

In March 2016, UPM, the Company’s partner in the Madison joint venture investment, announced the closure of Madison’s paper mill, which occurred in May 2016. As a result of this closure, we recognized $41.4 million in losses from joint ventures, wrote our investment down to zero and recorded a liability of $28.3 million, reflecting both our share of the impairment and losses incurred in 2016 by Madison and our funding obligation. These amounts are presented in “Accrued expenses and other” in our Consolidated Balance Sheets. The Company’s joint venture in Madison is currently being liquidated and a plan is in place to sell assets (including hydro power assets) at the mill site. In the fourth quarter of 2016, Madison sold its non-hydro power assets at the mill site and we recognized a gain of $3.9 million related to the sale. We expect the sale of the hydro power assets to be completed in early 2017 and believe the proceeds from the sale will be more than sufficient to cover Madison’s obligations and therefore allow us to reverse our liability. See Note 5 of the Notes to the Consolidated Financial Statements for more information on this joint venture investment, including summarized financial information.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended			% Change
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014	2016 vs. 2015	2015 vs. 2014
Operating activities	$94,247	$175,326	$80,491	(46.2)	*
Investing activities	$128,272	$(30,703)	$(324,717)	(517.8)	(90.5)
Financing activities	$(227,395)	$(214,211)	$(61,386)	6.2	*
* Represents an increase or decrease in excess of 100%.
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities decreased in 2016 compared with 2015 due to higher income tax payments, higher employee compensation payments, higher marketing costs and an overall decline in revenues. We made income tax payments of approximately $45 million in 2016 compared with approximately $21 million in 2015.
Net cash provided by operating activities increased in 2015 compared with 2014 due to an increase in operating performance, lower pension contributions and lower interest payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash (the majority of which is set aside to collateralize workers’ compensation obligations), acquisitions of new businesses and investments.
Net cash provided by investing activities in 2016 was primarily due to maturities of marketable securities, offset by purchases of marketable securities and a cash distribution of $38.0 million from the liquidation of certain investments related to our corporate-owned life insurance, consideration paid for acquisitions of $40.4 million and payments for capital expenditures of $30.1 million.
Net cash used in investing activities in 2015 was primarily due to maturities of marketable securities, offset by purchases of marketable securities and payments for capital expenditures.
Net cash used in investing activities in 2014 was primarily due to purchases of marketable securities, payments for capital expenditures and changes in restricted cash. Additionally during 2014, net cash used in investing activities included the repayment of approximately $26 million of loans taken against the cash value of our corporate-owned life insurance policies.

THE NEW YORK TIMES COMPANY – P. 39

Payments for capital expenditures were approximately $30.0 million, $27.0 million and $35.0 million in 2016, 2015 and 2014, respectively.
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
Net cash used in financing activities in 2016 was primarily related to the repayment, at maturity, of the $189.2 million remaining principal amount under our 6.625% Notes, dividend payments of $25.9 million and share repurchases of $15.7 million.
Net cash used in financing activities in 2015 was primarily related to the repayment, at maturity, of $223.7 million remaining under our 5.0% senior notes, share repurchases of $69.3 million and dividend payments of $26.6 million, partially offset by $101.1 million of proceeds from the exercise of warrants.
Net cash used in financing activities in 2014 was primarily due to repurchases of $18.4 million of our 6.625% Notes and $20.4 million of our 5.0% senior notes and dividend payments of $24.9 million offset by proceeds from stock option exercises.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Restricted Cash
We were required to maintain $24.9 million of restricted cash as of December 25, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
Third-Party Financing
As of December 25, 2016, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 6 for information regarding our total debt and capital lease obligations. See Note 8 for information regarding the fair value of our long-term debt.

P. 40 – THE NEW YORK TIMES COMPANY

Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 25, 2016. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2017	2018-2019	2020-2021	Later Years
Debt(1)	$330,353	$27,180	$303,173	$—	$—
Capital leases(2)	8,349	552	7,797	—	—
Operating leases(2)	30,925	11,362	9,456	5,994	4,113
Benefit plans(3)	748,859	54,233	116,588	155,274	422,764
Total	$1,118,486	$93,327	$437,014	$161,268	$426,877

(1)	Includes estimated interest payments on long-term debt. See Note 6 of the Notes to the Consolidated Financial Statements for additional information related to our debt.

(2)	See Note 18 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)
The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2022-2026. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans' investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2026, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.

“Other Liabilities — Other” in our Consolidated Balance Sheets include liabilities related to (1) deferred compensation, primarily related to our deferred executive compensation plan (the “DEC”), (2) uncertain tax positions and (3) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable.
The DEC enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on “Other Liabilities — Other.”
Our liability for uncertain tax positions was approximately $13.0 million, including approximately $4.0 million of accrued interest and penalties as of December 25, 2016. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on “Income Taxes.”
We have a contract through the end of 2017 with Resolute, a major paper supplier, to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm’s length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 25, 2016.

THE NEW YORK TIMES COMPANY – P. 41

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
Our critical accounting policies include our accounting for goodwill and other intangibles, retirement benefits, income taxes and self-insurance liabilities. Specific risks related to our critical accounting policies are discussed below.
Goodwill and Intangibles
We evaluate whether there has been an impairment of goodwill or intangibles assets not amortized on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist.

(In thousands)	December 25, 2016	December 27, 2015
Goodwill	$134,517	$109,085
Intangibles	$10,634	$—
Total assets	$2,185,395	$2,417,690
Percentage of goodwill and intangibles to total assets	7%	5%
The impairment analysis is considered critical because of the significance of goodwill and intangibles to our Consolidated Balance Sheets.
We test for goodwill impairment at the reporting unit level, which is our operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2016 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, in the first step we compare the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model. In calculating fair value for the reporting unit, we generally weigh the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to our business and long-term projections. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. In the second step, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.
Intangible assets that are not amortized (i.e., trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
Intangible assets that are amortized (i.e., customer lists, non-competes, etc.) are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (1) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (2) is greater than its fair value.

P. 42 – THE NEW YORK TIMES COMPANY

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
The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangibles are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
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
We consider accounting for retirement plans critical to our operations because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates. These assumptions may have an effect on the amount and timing of future contributions. Depending on the assumptions and estimates used, the impact from our pension and other postretirement benefits could vary within a range of outcomes and could have a material effect on our Consolidated Financial Statements.
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

THE NEW YORK TIMES COMPANY – P. 43

We assess whether our deferred tax assets shall be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our process includes collecting positive (i.e., sources of taxable income) and negative (i.e., recent historical losses) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.
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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $38 million and $41 million as of December 25, 2016 and December 27, 2015, respectively.
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
The table below includes the liability for all of these plans.

(In thousands)	December 25, 2016	December 27, 2015
Pension and other postretirement liabilities (includes current portion)	$640,650	$714,787
Total liabilities	$1,341,151	$1,589,235
Percentage of pension and other postretirement liabilities to total liabilities	48%	45%
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

P. 44 – THE NEW YORK TIMES COMPANY

The funded status of our qualified and non-qualified pension plans as of December 25, 2016 is as follows:

	December 25, 2016
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,798,652	$240,399	$2,039,051
Fair value of plan assets	1,576,760	—	1,576,760
Pension underfunded/unfunded obligation, net	$(221,892)	$(240,399)	$(462,291)
We made contributions of approximately $8 million to certain qualified pension plans in 2016. We expect contributions to total approximately $9 million to satisfy minimum funding requirements in 2017.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 7.00% at the beginning of 2016. Our plan assets had an average rate of return of approximately 10.36% in 2016 and an average annual return of approximately 6.85% over the three-year period 2014-2016. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2017 expected long-term rate of return to be 6.75%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points to 6.50% in 2016, pension expense would have increased by approximately $8 million in 2016 for our qualified pension plans. Our funding requirements would not have been materially affected.
We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (i.e., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.
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
The weighted-average discount rate determined on this basis was 4.31% for our qualified plans and 4.17% for our non-qualified plans as of December 25, 2016.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2016, pension expense would have increased by approximately $1 million as of December 25, 2016 and our pension obligation would have increased by approximately $124 million.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $113 million as of

THE NEW YORK TIMES COMPANY – P. 45

December 25, 2016. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate was 8.00% as of December 25, 2016. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of $0.1 million or a decrease of $0.1 million in our 2016 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of approximately $2 million or a decrease of approximately $2 million in our accumulated benefit obligation as of December 25, 2016. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See “— Pension Benefits” above for information on our discount rate assumption.
See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our other postretirement benefits.
Change in Discount Rate Methodology
For fiscal year 2016, we changed the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The spot rates used to estimate 2016 service and interest costs ranged from 1.32% to 4.79%. Service costs and interest costs for our benefit plans were reduced by approximately $19 million due to the change in methodology.
See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for more information regarding our pension benefits and other postretirement benefits, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of the Notes to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

P. 46 – THE NEW YORK TIMES COMPANY

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:

•
We do not have interest rate risk related to our debt because, as of December 25, 2016, our portfolio does not include variable-rate debt. However, we will have fair value risk related to our fixed-rate debt if we repurchase or exchange long-term debt prior to maturity.

•
Newsprint is a commodity subject to supply and demand market conditions. Our equity investment in Malbaie provides a substantial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented approximately 5% and 6% of our total operating costs in 2016 and 2015, respectively. Based on the number of newsprint tons consumed in 2016 and 2015, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $1.0 million (pre-tax) in 2016 and 2015, but would also result in improved performance in this joint venture investment.

•
The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (i.e., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long-term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions and Other Postretirement Benefits.”

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

See Notes 5, 6, 9 and 18 of the Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2016 FINANCIAL REPORT

P. 48 – THE NEW YORK TIMES COMPANY

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2016, 2015 and 2014. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 50.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2016.
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 25, 2016, which is included on Page 51 in this Annual Report on Form 10-K.

THE NEW YORK TIMES COMPANY – P. 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
The New York Times Company
We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2016. Our audits also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2016 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of The New York Times Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 25, 2016 and December 27, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 22, 2017

P. 50 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
The New York Times Company
We have audited The New York Times Company’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company’s internal control over financial reporting based on our audit.
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
In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 22, 2017

THE NEW YORK TIMES COMPANY – P. 51

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 25, 2016	December 27, 2015
Assets
Current assets
Cash and cash equivalents	$100,692	$105,776
Short-term marketable securities	449,535	507,639
Accounts receivable (net of allowances of $16,815 in 2016 and $13,485 in 2015)	197,355	207,180
Prepaid expenses	15,948	19,430
Other current assets	32,648	22,507
Total current assets	796,178	862,532
Long-term marketable securities	187,299	291,136
Investments in joint ventures	15,614	22,815
Property, plant and equipment:
Equipment	523,104	522,197
Buildings, building equipment and improvements	641,383	642,118
Software	212,118	203,879
Land	105,710	105,710
Assets in progress	18,164	15,509
Total, at cost	1,500,479	1,489,413
Less: accumulated depreciation and amortization	(903,736)	(856,974)
Property, plant and equipment, net	596,743	632,439
Goodwill	134,517	109,085
Deferred income taxes	301,342	309,142
Miscellaneous assets	153,702	190,541
Total assets	$2,185,395	$2,417,690
See Notes to the Consolidated Financial Statements.

P. 52 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 25, 2016	December 27, 2015
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$104,463	$96,082
Accrued payroll and other related liabilities	96,463	98,256
Unexpired subscriptions	66,686	60,184
Current portion of long-term debt and capital lease obligations	—	188,377
Accrued expenses and other	131,125	120,686
Total current liabilities	398,737	563,585
Other liabilities
Long-term debt and capital lease obligations	246,978	242,851
Pension benefits obligation	558,790	627,697
Postretirement benefits obligation	57,999	62,879
Other	78,647	92,223
Total other liabilities	942,414	1,025,650
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2016 – 169,206,879; 2015 – 168,263,533 (including treasury shares: 2016 – 8,870,801; 2015 – 7,691,129)	16,921	16,826
Class B – convertible – authorized and issued shares: 2016 – 816,632; 2015 – 816,635 (including treasury shares: 2016 – none; 2015 – none)	82	82
Additional paid-in capital	149,928	146,348
Retained earnings	1,331,911	1,328,744
Common stock held in treasury, at cost	(171,211)	(156,155)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(1,822)	17
Funded status of benefit plans	(477,994)	(509,111)
Total accumulated other comprehensive loss, net of income taxes	(479,816)	(509,094)
Total New York Times Company stockholders’ equity	847,815	826,751
Noncontrolling interest	(3,571)	1,704
Total stockholders’ equity	844,244	828,455
Total liabilities and stockholders’ equity	$2,185,395	$2,417,690
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 53

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Revenues
Circulation	$880,543	$851,790	$840,213
Advertising	580,732	638,709	662,315
Other	94,067	88,716	86,000
Total revenues	1,555,342	1,579,215	1,588,528
Operating costs
Production costs:
Wages and benefits	363,051	354,516	357,573
Raw materials	72,325	77,176	88,958
Other	192,728	186,120	197,464
Total production costs	628,104	617,812	643,995
Selling, general and administrative costs	721,083	713,837	761,055
Depreciation and amortization	61,723	61,597	79,455
Total operating costs	1,410,910	1,393,246	1,484,505
Restructuring charge	14,804	—	—
Multiemployer pension plan withdrawal expense	6,730	9,055	—
Pension settlement charge	21,294	40,329	9,525
Early termination charge	—	—	2,550
Operating profit	101,604	136,585	91,948
Loss from joint ventures	(36,273)	(783)	(8,368)
Interest expense, net	34,805	39,050	53,730
Income from continuing operations before income taxes	30,526	96,752	29,850
Income tax expense/(benefit)	4,421	33,910	(3,541)
Income from continuing operations	26,105	62,842	33,391
Loss from discontinued operations, net of income taxes	(2,273)	—	(1,086)
Net income	23,832	62,842	32,305
Net loss attributable to the noncontrolling interest	5,236	404	1,002
Net income attributable to The New York Times Company common stockholders	$29,068	$63,246	$33,307
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$31,341	$63,246	$34,393
Loss from discontinued operations, net of income taxes	(2,273)	—	(1,086)
Net income	$29,068	$63,246	$33,307
See Notes to the Consolidated Financial Statements.

P. 54 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 25, 2016	December 27, 2015	December 28, 2014
Average number of common shares outstanding:
Basic	161,128	164,390	150,673
Diluted	162,817	166,423	161,323
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.19	$0.38	$0.23
Loss from discontinued operations, net of income taxes	(0.01)	—	(0.01)
Net income	$0.18	$0.38	$0.22
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.19	$0.38	$0.21
Loss from discontinued operations, net of income taxes	(0.01)	—	(0.01)
Net income	$0.18	$0.38	$0.20
Dividends declared per share	$0.16	$0.16	$0.16
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 55

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Net income	$23,832	$62,842	$32,305
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-(loss)	(3,070)	(8,803)	(11,006)
Pension and postretirement benefits obligation	51,405	50,579	(206,889)
Other comprehensive income/(loss), before tax	48,335	41,776	(217,895)
Income tax (expense)/benefit	(19,096)	(16,988)	86,110
Other comprehensive income/(loss), net of tax	29,239	24,788	(131,785)
Comprehensive income/(loss)	53,071	87,630	(99,480)
Comprehensive income attributable to the noncontrolling interest	5,275	317	1,603
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$58,346	$87,947	$(97,877)
See Notes to the Consolidated Financial Statements.

P. 56 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 29, 2013	$15,211	$33,045	$1,283,518	$(86,253)	$(402,611)	$842,910	$3,624	$846,534
Net income/(loss)	—	—	33,307	—	—	33,307	(1,002)	32,305
Dividends	—	—	(24,918)	—	—	(24,918)	—	(24,918)
Other comprehensive income	—	—	—	—	(131,184)	(131,184)	(601)	(131,785)
Issuance of shares:
Stock options – 169,286 Class A shares	17	1,102	—	—	—	1,119	—	1,119
Stock conversions – 1,426 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 241,607 Class A shares	24	(2,355)	—	—	—	(2,331)	—	(2,331)
Stock-based compensation	—	9,480	—	—	—	9,480	—	9,480
Income tax benefit related to share-based payments	—	(2,055)	—	—	—	(2,055)	—	(2,055)
Balance, December 28, 2014	15,252	39,217	1,291,907	(86,253)	(533,795)	726,328	2,021	728,349
Net income/(loss)	—	—	63,246	—	—	63,246	(404)	62,842
Dividends	—	—	(26,409)	—	—	(26,409)	—	(26,409)
Other comprehensive loss	—	—	—	—	24,701	24,701	87	24,788
Issuance of shares:
Stock options – 341,362 Class A shares	34	1,909	—	—	—	1,943	—	1,943
Restricted stock units vested – 233,901 Class A shares	23	(2,207)	—	—	—	(2,184)	—	(2,184)
Performance-based awards – 87,134 Class A shares	9	(1,574)	—	—	—	(1,565)	—	(1,565)
Warrants - 15,900,000 Class A Shares	1,590	99,474	—	19	—	101,083	—	101,083
Share repurchases - 5,511,233 Class A shares	—	—	—	(69,921)	—	(69,921)	—	(69,921)
Stock-based compensation	—	10,431	—	—	—	10,431	—	10,431
Income tax shortfall related to share-based payments	—	(902)	—	—	—	(902)	—	(902)
Balance, December 27, 2015	16,908	146,348	1,328,744	(156,155)	(509,094)	826,751	1,704	828,455
Net income/(loss)	—	—	29,068	—	—	29,068	(5,236)	23,832
Dividends	—	—	(25,901)	—	—	(25,901)	—	(25,901)
Other comprehensive income	—	—	—	—	29,278	29,278	(39)	29,239
Issuance of shares:
Stock options – 114,652 Class A shares	12	750	—	—	—	762	—	762
Restricted stock units vested – 304,171 Class A shares	30	(2,769)	—	—	—	(2,739)	—	(2,739)
Performance-based awards – 524,520 Class A shares	53	(6,941)	—	—	—	(6,888)	—	(6,888)
Share Repurchases – 1,179,672 Class A shares	—	—	—	(15,056)	—	(15,056)	—	(15,056)
Stock-based compensation	—	12,622	—	—	—	12,622	—	12,622
Income tax shortfall related to share-based payments	—	(82)	—	—	—	(82)	—	(82)
Balance, December 25, 2016	$17,003	$149,928	$1,331,911	$(171,211)	$(479,816)	$847,815	$(3,571)	$844,244
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 57

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Cash flows from operating activities
Net income	$23,832	$62,842	$32,305
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charge	14,804	—	—
Pension settlement charges	21,294	40,329	9,525
Multiemployer pension plan charges	11,701	9,055	—
Gain on insurance settlement	—	—	(1,859)
Early termination charge	—	—	2,550
Depreciation and amortization	61,723	61,597	79,455
Stock-based compensation expense	12,430	10,588	8,880
Undistributed loss of joint ventures	36,273	783	10,980
Deferred income taxes	(13,128)	(10,102)	(10,621)
Long-term retirement benefit obligations	(55,228)	(15,404)	(37,334)
Uncertain tax positions	5,089	1,627	17,310
Other – net	(10,193)	7,745	12,141
Changes in operating assets and liabilities:
Accounts receivable – net	9,825	5,510	(10,166)
Other current assets	1,599	22,141	507
Accounts payable, accrued payroll and other liabilities	(32,276)	(22,833)	(33,911)
Unexpired subscriptions	6,502	1,448	729
Net cash provided by operating activities	94,247	175,326	80,491
Cash flows from investing activities
Purchases of marketable securities	(566,846)	(818,865)	(777,945)
Maturities of marketable securities	725,365	818,262	506,711
Cash distribution from corporate-owned life insurance	38,000	—	—
Business acquisitions	(40,410)	—	—
(Purchases)/proceeds from investments	(1,955)	(5,068)	7,331
Capital expenditures	(30,095)	(26,965)	(35,350)
Change in restricted cash	3,804	1,521	(1,401)
Other-net	409	412	1,942
Repayment of borrowings against cash surrender value of corporate-owned life insurance	—	—	(26,005)
Net cash provided by/(used in) investing activities	128,272	(30,703)	(324,717)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(189,768)	(223,648)	(38,857)
Dividends paid	(25,897)	(26,599)	(24,858)
Capital shares:
Stock issuances	761	103,026	1,120
Repurchases	(15,684)	(69,293)	—
Windfall tax benefit related to share-based payments	3,193	2,303	1,209
Net cash used in financing activities	(227,395)	(214,211)	(61,386)
Net decrease in cash and cash equivalents	(4,876)	(69,588)	(305,612)
Effect of exchange rate changes on cash and cash equivalents	(208)	(1,243)	(526)
Cash and cash equivalents at the beginning of the year	105,776	176,607	482,745
Cash and cash equivalents at the end of the year	$100,692	$105,776	$176,607
See Notes to the Consolidated Financial Statements.

P. 58 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Cash payments
Interest, net of capitalized interest	$39,487	$41,449	$54,252
Income tax payments – net	$44,896	$21,078	$21,325
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
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal years 2016, 2015 and 2014 each comprised 52 weeks and ended on December 25, 2016, December 27, 2015, and December 28, 2014, respectively.
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
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and investments. Cash is placed with major financial institutions. As of December 25, 2016, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
Our investment portfolio consists of investment-grade securities diversified among security types, issuers and industries. Our cash equivalents and investments are primarily managed by third-party investment managers who are required to adhere to investment policies approved by our Board of Directors designed to mitigate risk.
Accounts Receivable
Credit is extended to our advertisers and our subscribers based upon an evaluation of the customer’s financial condition, and collateral is not required from such customers. Allowances for estimated credit losses, rebates, returns, rate adjustments and discounts are generally established based on historical experience.

P. 60 – THE NEW YORK TIMES COMPANY

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
Goodwill and Intangibles
Goodwill is the excess of cost over the fair value of tangible and intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.
We test for goodwill impairment at the reporting unit level, which is our single operating segment. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2016 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
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
Intangible assets that are not amortized (i.e., trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
Intangible assets that are amortized (i.e., customer lists, non-competes, etc.) are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (1) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (2) is greater than its fair value.

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
The significant estimates and assumptions used by management in assessing the recoverability of goodwill acquired and other intangibles are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $38 million and $41 million as of December 25, 2016 and December 27, 2015, respectively.
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
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. We record liabilities for obligations related to complete, partial and estimated withdrawals from multiemployer pension plans. The actual liability is not known until each plan completes a final assessment of the withdrawal liability and issues a demand to us. Therefore, we adjust the estimate of our multiemployer pension plan liability as more information becomes available that allows us to refine our estimates.
See Notes 9 and 10 for additional information regarding pension and other postretirement benefits.

P. 62 – THE NEW YORK TIMES COMPANY

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
Advertising revenues are recognized when advertisements are published in newspapers or placed on digital platforms or, with respect to certain digital advertising, each time a user clicks on certain advertisements, net of provisions for estimated rebates and rate adjustments.
We recognize a rebate obligation as a reduction of revenues, based on the amount of estimated rebates that will be earned and claimed, related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate. We recognize an obligation for rate adjustments as a reduction of revenues, based on the amount of estimated post-billing adjustments that will be claimed. Measurement of the rate adjustment obligation is estimated based on historical experience of credits actually issued.
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
We assess whether our deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our process includes collecting positive (i.e., sources of taxable income) and negative (i.e., recent historical losses) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.
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

THE NEW YORK TIMES COMPANY – P. 63

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
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flow: Restricted cash,” which amends the guidance in Accounting Standards Codification (“ASC”) 230 on the classification and presentation of restricted cash in the statement of cash flows. The key requirements of the ASU are: (1) all entities should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents, (2) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents, (3) changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows and (4) an entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions.This guidance becomes effective for Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of the new cash flow guidance.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which amends the guidance in ASC 230 on the classification of certain cash receipts and cash payments in the statement of cash flows. The primary purpose of this ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flows issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance becomes effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. All amendments must be adopted in the same period. We are currently in the process of evaluating the impact of the new cash flow guidance.
In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation,” which provides guidance on accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for the Company for fiscal years beginning after December 25, 2016. Early application is permitted. Amendments related to the timing of when excess tax benefits are recognized and classified on the statement of cash flows, forfeitures, minimum statutory withholding requirements, and intrinsic value will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when the Company withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term will be applied prospectively. The Company may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are

P. 64 – THE NEW YORK TIMES COMPANY

currently in the process of evaluating the impact of the new stock compensation guidance. Based upon our initial evaluation, we do not expect the adoption of the standard to have a material effect on our financial condition or results of operations.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. This guidance becomes effective for the Company for fiscal years beginning after December 30, 2018. Early application is permitted. This guidance will be applied on a modified retrospective basis for leases existing at, or entered into after, the earliest period presented in the financial statements. We are currently in the process of evaluating the impact of the new leasing guidance and expect that most of our operating lease commitments will be subject to the new standard. The adoption of the standard will require us to add right-of-use assets and lease liabilities onto our balance sheet. Based upon our initial evaluation, we do not expect the adoption of the standard to have a material effect on our results of operations and liquidity.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share (or Its Equivalent). The guidance removes the requirement to include investments in the fair value hierarchy for which fair value is measured using the NAV per share practical expedient under Accounting Standard Codification (ASC) 820. The guidance is effective retrospectively for the year ending December 31, 2016 with early adoption permitted.
In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern. The new guidance becomes effective for the Company for fiscal years ending on or after December 15, 2016 and interim periods thereafter. We adopted this ASU prospectively beginning with our fiscal year ended December 25, 2016.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards and is effective for fiscal years beginning after December 31, 2017. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250, “Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date with a cumulative catch-up adjustment recorded to retained earnings. We currently anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018.
Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB also issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to reduce the cost and complexity of applying the guidance on identifying promised goods or services when identifying a performance obligation and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” to reduce the cost and complexity of applying the guidance to address certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in ASU 2014-09, 2016-10, and 2016-12 do not change the core principle of ASU 2014-09.

THE NEW YORK TIMES COMPANY – P. 65

Based upon our initial evaluation, we do not expect the adoption of the standard to have a material effect on our financial condition or results of operations. While we continue to evaluate the impact of the new revenue guidance, we currently believe that the most significant changes will be primarily related to how we account for certain licensing arrangements in the other revenue category. However, preliminary assessments may be subject to change.
The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.
3. Marketable Securities
Our marketable debt securities consisted of the following:

(In thousands)	December 25, 2016	December 27, 2015
Short-term marketable securities
U.S Treasury securities	$150,623	$184,278
Corporate debt securities	150,599	185,561
U.S. governmental agency securities	64,135	65,222
Municipal securities	—	1,363
Certificates of deposit	—	60,244
Commercial paper	84,178	10,971
Total short-term marketable securities	$449,535	$507,639
Long-term marketable securities
U.S. governmental agency securities	$110,732	$150,583
Corporate debt securities	61,775	119,784
U.S Treasury securities	14,792	20,769
Total long-term marketable securities	$187,299	$291,136
Marketable debt securities
As of December 25, 2016, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 34 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
4. Goodwill and Intangibles
During the first and third quarters of 2016, the Company acquired two digital marketing agencies, HelloSociety, LLC and Fake Love, LLC, for an aggregate of $15.4 million, in all-cash transactions. The Company allocated the purchase prices based on the valuation of assets acquired and liabilities assumed, resulting in allocations to goodwill, intangibles, property, plant and equipment and other miscellaneous assets.
During the fourth quarter of 2016, the Company acquired Submarine Leisure Club, Inc., which owns the product review and recommendation websites The Wirecutter and The Sweethome, in an all-cash transaction. We paid $25.0 million, including a payment made for a non-compete agreement. In connection with the transaction, we also entered into a consulting agreement and retention agreements that will likely require payments over the three years following the acquisition.
The Company has preliminarily allocated the purchase price of Submarine Leisure Club, Inc. to acquired net assets, goodwill and intangibles pending the completion of the valuation of assets acquired and liabilities assumed. The final asset and liability fair values may differ from those included in the Company’s Consolidated Balance Sheet

P. 66 – THE NEW YORK TIMES COMPANY

as of December 25, 2016; however, the changes are not expected to have a material effect on the Company’s Consolidated Financial Statements.
The aggregate carrying amount of intangible assets of $10.6 million related to these acquisitions has been included in “Miscellaneous Assets” in our Consolidated Balance Sheets. The estimated useful lives for these assets range from 3 to 7 years and are amortized on a straight-line basis.
The changes in the carrying amount of goodwill, including goodwill purchased in 2016 as part of the acquisitions in 2016 and 2015, were as follows:

(In thousands)	Total Company
Balance as of December 28, 2014	$116,422
Foreign currency translation	(7,337)
Balance as of December 27, 2015	109,085
Business acquisitions	28,529
Foreign currency translation	(3,097)
Balance as of December 25, 2016	$134,517
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
5. Investments
Investments in Joint Ventures
As of December 25, 2016, our investments in joint ventures of $15.6 million consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine, and Women in the World Media, LLC, a live-event conference business.
Our investments above are accounted for under the equity method, and are recorded in “Investments in joint ventures” in our Consolidated Balance Sheets. Our proportionate shares of the operating results of our investments are recorded in “Loss from joint ventures” in our Consolidated Statements of Operations and in “Investments in joint ventures” in our Consolidated Balance Sheets.
In 2016, we had a loss from joint ventures of $36.3 million compared with a loss of $0.8 million in 2015. The increase was primarily due to losses related to the shutdown of the Madison paper mill, as described below, partially offset by increased income from our investment in Malbaie, which benefited from higher newsprint prices and the impact of a significantly weakened Canadian dollar.
In 2015, we had a loss from joint ventures of $0.8 million compared with a loss of $8.4 million in 2014. The improvement reflected an impairment charge of $9.2 million ($4.7 million after adjusting for tax and the allocation of the loss to the non-controlling interest) in 2014 related to our investment in Madison, as well as increased income from our investment in Malbaie, which benefited from higher newsprint prices and the impact of a significantly weakened Canadian dollar. This was partially offset by losses from our investment in Madison, which continued to face

THE NEW YORK TIMES COMPANY – P. 67

declining demand for supercalendered paper and was at a competitive disadvantage to Canadian mills selling paper to the United States, which benefited from the Canadian dollar value decline.
Madison
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In March 2016, UPM announced the closure of the paper mill, which occurred in May 2016. During the first quarter of 2016, we recognized $41.4 million in losses from joint ventures related to the announced closure of the paper mill. Our proportionate share of the loss is reduced by the 20% noncontrolling interest. As a result of the mill closure, we wrote our investment down to zero and recorded a liability of $28.3 million, reflecting our share of the impairment and losses incurred in 2016 by Madison and our funding obligation. These amounts are presented in “Accrued expenses and other” in our Consolidated Balance Sheets.
The Company’s joint venture in Madison is currently being liquidated and a plan is in place to sell assets (including hydro power assets) at the mill site. In the fourth quarter of 2016, Madison sold its non-hydro power assets at the mill site and we recognized a gain of $3.9 million related to the sale. We expect the sale of the hydro power assets to be completed in early 2017. We believe the proceeds from the sale will be more than sufficient to cover Madison’s obligations and therefore allow us to reverse our liability.
We received no distributions from Madison in 2016, 2015, or 2014.
The following table presents summarized unaudited balance sheet information for Madison, which follows a calendar year:

(In thousands)	December 31, 2016	December 31, 2015
Current assets	$3,766	$48,998
Noncurrent assets	8,944	54,473
Total assets	12,710	103,471
Current liabilities	1,373	13,101
Noncurrent liabilities	29,386	24,058
Total liabilities	30,759	37,159
Total equity	$(18,049)	$66,312

P. 68 – THE NEW YORK TIMES COMPANY

The following table presents summarized unaudited income statement information for Madison, which follows a calendar year:

	For the Twelve Months Ended
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Revenues	$40,523	$133,319	$155,807
Costs and expenses:
Cost of sales	(63,439)	(126,292)	(147,179)
General and administrative	(62,759)	(13,550)	(17,505)
	(126,198)	(139,842)	(164,684)
Operating loss	(85,675)	(6,523)	(8,877)
Other income	2	689	(9,977)
Net loss	$(85,673)	$(5,834)	$(18,854)
Malbaie
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
We purchase newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. Such purchases totaled approximately $14 million in 2016, $12 million in 2015 and $20 million in 2014.
We received no distributions from Malbaie in 2016 and 2015 and $3.9 million in 2014.
Cost Method Investments
The aggregate carrying amount of cost method investments included in “Miscellaneous assets’’ in our Consolidated Balance Sheets were $13.6 million and $11.9 million for December 25, 2016 and December 27, 2015, respectively.

THE NEW YORK TIMES COMPANY – P. 69

6. Debt Obligations
Our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	December 25, 2016	December 27, 2015
Total debt and capital lease obligations:
Senior notes due in 2016
Principal amount	—	189,170
Less unamortized discount based on imputed interest rate of 6.625%	—	793
Total senior notes due in 2016	—	188,377
Option to repurchase ownership interest in headquarters building in 2019
Principal amount	250,000	250,000
Less unamortized discount based on imputed interest rate of 13.0%	9,801	13,905
Total option to repurchase ownership interest in headquarters building in 2019	240,199	236,095
Capital lease obligations	6,779	6,756
Total debt and capital lease obligations	246,978	431,228
Less current portion	—	188,377
Total long-term debt and capital lease obligations	$246,978	$242,851
See Note 8 for information regarding the fair value of our long-term debt.
The aggregate face amount of maturities of debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2017	$—
2018	—
2019	250,000
2020	—
2021	—
Thereafter	—
Total face amount of maturities	250,000
Less: Unamortized debt costs and discount	(9,801)
Carrying value of debt (excludes capital leases)	$240,199

P. 70 – THE NEW YORK TIMES COMPANY

“Interest expense, net,” as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Interest expense	$39,487	$41,973	$51,877
Premium on debt repurchases	—	—	2,538
Amortization of debt costs and discount on debt	4,897	4,756	4,651
Capitalized interest	(559)	(338)	(152)
Interest income	(9,020)	(7,341)	(5,184)
Total interest expense, net	$34,805	$39,050	$53,730
6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”). During 2014, we repurchased $18.4 million principal amount of the 6.625% Notes and recorded a $2.2 million pre-tax charge in connection with the repurchases. In December 2016, the Company repaid, at maturity, the remaining principal amount of the 6.625% Notes.
Sale-Leaseback Financing
In March 2009, we entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our Company’s headquarters building located at 620 Eighth Avenue in New York City (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We have an option, exercisable in 2019, to repurchase the Condo Interest for $250.0 million, which we currently expect to exercise.
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
7. Other
International Print Operations
On April 26, 2016, we informed employees of proposed measures intended to streamline our international print operations and support future growth efforts. These measures included a redesign of our international print newspaper and the relocation of certain editing and production operations from Paris to our locations in Hong Kong and New York. As of December 25, 2016, we incurred $14.8 million of total costs related to these measures, primarily related to relocation and severance charges. Cash disbursements of $5.6 million were made in 2016.
Severance Costs
We recognized severance costs, other than those associated with the streamlining of the Company’s international print operations, of $18.8 million in 2016, $7.0 million in 2015 and $36.1 million in 2014. The majority of the 2015 costs related to workforce reductions. These costs are recorded in “Selling, general and administrative costs” in our Consolidated Statements of Operations.
We had a severance liability of $23.2 million and $14.9 million included in “Accrued expenses and other” in our Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015, respectively.
Pension Settlement Charges
See Note 9 for information regarding pension settlement charges.

THE NEW YORK TIMES COMPANY – P. 71

Multiemployer Pension Plan Withdrawal Expense
See Note 9 for information regarding multiemployer pension plan withdrawal expense.
Early Termination Charge
In 2014, we recorded a $2.6 million charge for the early termination of a distribution agreement.
Advertising Expenses
Advertising expense to promote our consumer and marketing services is recognized the first time an advertisement is aired or distributed in print form and totaled $89.8 million, $83.4 million and $89.5 million for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Consolidated Statements of Operations were $11.5 million, $11.9 million and $29.4 million for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 25, 2016 and December 27, 2015, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 25, 2016 and December 27, 2015:

(In thousands)	December 25, 2016				December 27, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$31,006	$31,006	$—	$—	$35,578	$35,578	$—	$—
The deferred compensation liability, included in “Other liabilities—Other” in our Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan.

P. 72 – THE NEW YORK TIMES COMPANY

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments are only recorded at fair value if an impairment charge is recognized. Goodwill and intangible assets are initially recorded at fair value in purchase accounting. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded in 2014 on those assets. There was no material impairment recognized in 2016 and 2015.

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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of December 25, 2016 and December 27, 2015, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $240 million as of December 25, 2016 and $236 million as of December 27, 2015. The fair value of our long-term debt was approximately $298 million as of December 25, 2016 and $316 million as of December 27, 2015. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
9. Pension Benefits
Single-Employer Plans
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen. We also participate in two joint Company and Guild-sponsored plans covering employees who are members of The News Guild of New York, including The Newspaper Guild of New York - The New York Times Pension Fund, which was frozen in 2012, and replaced by The Guild-Times Adjustable Pension Plan.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

THE NEW YORK TIMES COMPANY – P. 73

Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 25, 2016			December 27, 2015			December 28, 2014
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,991	$143	$9,134	$11,932	$157	$12,089	$9,543	$184	$9,727
Interest cost	66,293	8,172	74,465	74,536	10,060	84,596	84,447	10,450	94,897
Expected return on plan assets	(111,159)	—	(111,159)	(115,261)	—	(115,261)	(113,839)	—	(113,839)
Amortization and other costs	28,274	4,184	32,458	36,442	5,081	41,523	26,620	4,718	31,338
Amortization of prior service (credit)/cost	(1,945)	—	(1,945)	(1,945)	—	(1,945)	(1,945)	—	(1,945)
Effect of settlement/curtailment	21,294	(1,599)	19,695	40,329	—	40,329	—	9,525	9,525
Net periodic pension cost	$11,748	$10,900	$22,648	$46,033	$15,298	$61,331	$4,826	$24,877	$29,703
As part of our strategy to reduce the size and volatility of our pension obligations, we have offered lump-sum payments to certain former employees participating in both our qualified and non-qualified pension plans. In the fourth quarter of 2016, we recorded a pension settlement charge of $21.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled $49.5 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum payment offer was to reduce our pension obligations by $52.2 million. In addition, we recorded a $1.6 million curtailment related to the streamlining of the Company’s international print operations. See Note 7 for more information on the streamlining of the Company’s international print operations.
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

P. 74 – THE NEW YORK TIMES COMPANY

Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Net actuarial (gain)/loss	$(4,289)	$31,044	$254,525
Amortization of loss	(32,458)	(41,523)	(30,665)
Amortization of prior service cost	1,945	1,945	1,945
Effect of curtailment	—	(1,264)	—
Effect of settlement	(21,294)	(40,329)	(9,525)
Total recognized in other comprehensive (income)/loss	(56,096)	(50,127)	216,280
Net periodic pension cost	22,648	61,331	29,703
Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$(33,448)	$11,204	$245,983
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $34 million and $2 million, respectively.
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
The amount of cost recognized for defined contribution benefit plans was approximately $15 million for 2016, $16 million for 2015 and $17 million for 2014.

THE NEW YORK TIMES COMPANY – P. 75

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 25, 2016			December 27, 2015
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,851,910	$247,087	$2,098,997	$2,101,573	$267,824	$2,369,397
Service cost	8,991	143	9,134	11,932	157	12,089
Interest cost	66,293	8,172	74,465	74,536	10,060	84,596
Plan participants’ contributions	9	—	9	20	—	20
Actuarial loss/(gain)	23,994	2,695	26,689	(129,187)	(14,372)	(143,559)
Curtailments	—	(1,599)	(1,599)	(1,264)	—	(1,264)
Lump-sum settlement paid	(48,413)	—	(48,413)	(98,348)	—	(98,348)
Benefits paid	(104,132)	(15,992)	(120,124)	(107,352)	(16,231)	(123,583)
Effects of change in currency conversion	—	(107)	(107)	—	(351)	(351)
Benefit obligation at end of year	1,798,652	240,399	2,039,051	1,851,910	247,087	2,098,997
Change in plan assets
Fair value of plan assets at beginning of year	1,579,356	—	1,579,356	1,837,250	—	1,837,250
Actual return on plan assets	142,137	—	142,137	(59,342)	—	(59,342)
Employer contributions	7,803	15,992	23,795	7,128	16,231	23,359
Plan participants’ contributions	9	—	9	20	—	20
Lump-sum settlement paid	(48,413)	—	(48,413)	(98,348)	—	(98,348)
Benefits paid	(104,132)	(15,992)	(120,124)	(107,352)	(16,231)	(123,583)
Fair value of plan assets at end of year	1,576,760	—	1,576,760	1,579,356	—	1,579,356
Net amount recognized	$(221,892)	$(240,399)	$(462,291)	$(272,554)	$(247,087)	$(519,641)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$—	$(16,818)	$(16,818)	$—	$(16,043)	$(16,043)
Noncurrent liabilities	(221,892)	(223,581)	(445,473)	(272,554)	(231,044)	(503,598)
Net amount recognized	$(221,892)	$(240,399)	$(462,291)	$(272,554)	$(247,087)	$(519,641)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$765,096	$98,855	$863,951	$821,648	$100,344	$921,992
Prior service credit	(22,676)	—	(22,676)	(24,621)	—	(24,621)
Total	$742,420	$98,855	$841,275	$797,027	$100,344	$897,371
The accumulated benefit obligation for all pension plans was $2.0 billion and $2.1 billion as of December 25, 2016 and December 27, 2015, respectively.

P. 76 – THE NEW YORK TIMES COMPANY

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 25, 2016	December 27, 2015
Projected benefit obligation	$2,039,051	$2,098,997
Accumulated benefit obligation	$2,034,636	$2,092,600
Fair value of plan assets	$1,576,760	$1,579,356
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 25, 2016	December 27, 2015
Discount rate	4.31%	4.60%
Rate of increase in compensation levels	2.95%	2.96%
The rate of increase in compensation levels is applicable only for qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 25, 2016	December 27, 2015	December 28, 2014
Discount rate for determining projected benefit obligation	4.60%	4.05%	4.90%
Discount rate in effect for determining service cost	5.78%	4.05%	4.90%
Discount rate in effect for determining interest cost	3.68%	4.05%	4.90%
Rate of increase in compensation levels	2.91%	2.89%	2.87%
Expected long-term rate of return on assets	7.01%	7.01%	7.02%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 25, 2016	December 27, 2015
Discount rate	4.17%	4.40%
Rate of increase in compensation levels	2.50%	2.50%
The rate of increase in compensation levels is applicable only for the non-qualified pension plans that have not been frozen.

THE NEW YORK TIMES COMPANY – P. 77

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 25, 2016	December 27, 2015	December 28, 2014
Discount rate for determining projected benefit obligation	4.40%	3.90%	4.60%
Discount rate in effect for determining interest cost	3.44%	3.90%	4.60%
Rate of increase in compensation levels	2.50%	2.50%	2.50%
We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (i.e., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.
To determine our discount rate, we project a cash flow based on annual accrued benefits. The projected plan cash flow is discounted to the measurement date, which is the last day of our fiscal year, using the annual spot rates provided in the Ryan Curve.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year, less expense expected to be incurred by the plan during the year.
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
In October 2016, the SOA released new mortality tables that decreased life expectancy assumptions. During the fourth quarter of 2016, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our qualified and non-qualified pension obligations resulting from the new mortality assumptions in 2016 was a decrease of $34.7 million.
For fiscal year 2016, we changed the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The spot rates used to determine service and interest costs ranged from 1.32% to 4.79%. Service costs and interest costs for our pension plans were reduced by approximately $18 million due to the change in methodology.
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

P. 78 – THE NEW YORK TIMES COMPANY

investment managers and communicating the investment guidelines and performance objectives to the investment managers.
Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code.
Investment Policy and Strategy
The primary long-term investment objective is to allocate assets in a manner that produces a total rate of return that meets or exceeds the growth of our pension liabilities. Our investment objective is to transition the asset mix to hedge liabilities and minimize volatility in the funded status of the plans.
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
The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of each pension plan. Under our policy, for example, a funded status between 95% and 97.5% requires an allocation of total assets of 53% to 63% to Long Duration Assets and 37% to 47% to Return-Seeking Assets. As a plan's funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range
Public Equity	70%	-	90%
Growth Fixed Income	0%	-	15%
Alternatives	0%	-	15%
Cash	0%	-	10%
The asset allocations of our Company-sponsored pension plans by asset category for both Long Duration and Return-Seeking Assets, as of December 25, 2016, were as follows:

Asset Category	Percentage
Public Equity	45%
Fixed Income	51%
Alternatives	3%
Cash	1%
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

THE NEW YORK TIMES COMPANY – P. 79

Fair Value of Plan Assets
The fair value of the assets underlying our Company-sponsored qualified pension plans and The Newspaper Guild of New York - The New York Times Pension Fund by asset category are as follows:

	Fair Value Measurement at December 25, 2016
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value (4)
Asset Category(1)	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$61,327	$—	$—	$—	$61,327
International Equities	48,494	—	—	—	48,494
Mutual Funds	49,869	—	—	—	49,869
Registered Investment Companies	30,870	—	—	—	30,870
Common/Collective Funds(2)	—	—	—	701,577	701,577
Fixed Income Securities:
Corporate Bonds	—	376,289	—	—	376,289
U.S. Treasury and Other Government Securities	—	128,179	—	—	128,179
Group Annuity Contract	—	—	—	54,872	54,872
Municipal and Provincial Bonds	—	33,115	—	—	33,115
Government Sponsored Enterprises(3)	—	7,227	—	—	7,227
Other	—	4,486	—	—	4,486
Cash and Cash Equivalents	—	—	—	22,829	22,829
Private Equity	—	—	—	24,931	24,931
Hedge Fund	—	—	—	31,939	31,939
Assets at Fair Value	190,560	549,296	—	836,148	1,576,004
Other Assets					756
Total	$190,560	$549,296	$—	$836,148	$1,576,760

(1)	Includes the assets of The Guild-Times Adjustable Pension Plan and the Retirement Annuity Plan which are not part of the Master Trust.

(2)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value (“NAV”) of the underlying funds.

(3)	Represents investments that are not backed by the full faith and credit of the United States government.

(4)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.

P. 80 – THE NEW YORK TIMES COMPANY

	Fair Value Measurement at December 27, 2015
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value (4)
Asset Category(1)	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$47,136	$—	$—	$—	$47,136
International Equities	48,834	—	—	—	48,834
Mutual Funds	52,861	—	—	—	52,861
Registered Investment Companies	20,971	—	—	—	20,971
Common/Collective Funds(2)	—	—	—	687,980	687,980
Fixed Income Securities:
Corporate Bonds	—	417,554	—	—	417,554
U.S. Treasury and Other Government Securities	—	119,098	—	—	119,098
Group Annuity Contract	—	—	—	56,275	56,275
Municipal and Provincial Bonds	—	36,912	—	—	36,912
Government Sponsored Enterprises(3)	—	6,250	—	—	6,250
Other	—	11,511	—	—	11,511
Cash and Cash Equivalents	—	—	—	12,255	12,255
Private Equity	—	—	—	29,707	29,707
Hedge Fund	—	—	—	31,243	31,243
Assets at Fair Value	169,802	591,325	—	817,460	1,578,587
Other Assets					769
Total	$169,802	$591,325	$—	$817,460	$1,579,356

(1)	Includes the assets of The Guild-Times Adjustable Pension Plan and the Retirement Annuity Plan which are not part of the Master Trust.

(2)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value (“NAV”) of the underlying funds.

(3)	Represents investments that are not backed by the full faith and credit of the United States government.

(4)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
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

THE NEW YORK TIMES COMPANY – P. 81

Cash Flows
In August 2014, the Highway and Transportation Funding Act of 2014 was enacted. The legislation extended interest rate stabilization for single-employer defined benefit pension plan funding for an additional five years. In 2016, we made contributions to qualified pension plans of $7.8 million. We expect contributions to total approximately $9 million to satisfy minimum funding requirements in 2017.
The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2017	$104,974	$17,136	$122,110
2018	105,560	17,121	122,681
2019	106,665	16,998	123,663
2020	107,636	16,738	124,374
2021	108,888	16,599	125,487
2022-2026(1)	561,671	79,433	641,104

(1)	While benefit payments under these plans are expected to continue beyond 2026, we have presented in this table only those benefit payments estimated over the next 10 years.
Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. In recent years, certain events, such as amendments to various collective bargaining agreements and the sale of the New England Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. In 2016 and 2015, we recorded $6.7 million and $9.1 million in charges for partial withdrawal obligations under multiemployer pension plans, respectively. There was no such charge in 2014.
Our multiemployer pension plan withdrawal liability was approximately $113 million as of December 25, 2016 and approximately $124 million as of December 27, 2015. The decrease was due to the settlement of various withdrawal liabilities in 2016. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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

P. 82 – THE NEW YORK TIMES COMPANY

Our participation in significant plans for the fiscal period ended December 25, 2016, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years.  A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria. A plan is classified in endangered status if its funded percentage is less than 80% or a funding deficiency is projected within seven years. If the plan satisfies both of these triggers, it is classified in seriously endangered status. A plan not classified in any other status is classified in the green zone. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2016	2015		2016	2015	2014
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/16	Critical as of 1/01/15	Implemented	$486	$543	$611	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	13-6122251-001	Green as of 6/01/16	Green as of 6/01/15	N/A	1,040	1,038	1,102	No	3/30/2020(2)
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Critical and Declining as of 1/01/16	Critical and Declining as of 1/01/15	Implemented	43	57	58	Yes	3/30/2021(3)
Pressmen’s Publishers’ Pension Fund	13-6121627-001	Green as of 4/01/16	Green as of 4/01/15	N/A	1,001	1,033	1,097	No	3/30/2021(4)
Paper-Handlers’-Publishers’ Pension Fund	13-6104795-001	Critical and Declining as of 4/01/16	Critical and Declining as of 4/01/15	Pending	100	97	103	Yes	3/30/2021(5)
Contributions for individually significant plans					$2,670	$2,768	$2,971
Total Contributions					$2,670	$2,768	$2,971

(1)	There are two collective bargaining agreements requiring contributions to this plan, Mailers expire March 30, 2019 and Typographers expired March 30, 2016.

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

THE NEW YORK TIMES COMPANY – P. 83

The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)
CWA/ITU Negotiated Pension Plan	12/31/2015 & 12/31/2014(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2015 & 5/31/2014(1)
Pressmen’s Publisher’s Pension Fund	3/31/2016 & 3/31/2015
Paper-Handlers’-Publishers’ Pension Fund	3/31/2016 & 3/31/2015
(1) Forms 5500 for the plans’ year ended of 12/31/16 and 5/31/16 were not available as of the date we filed our financial statements.
The Company received a notice and demand for payment of withdrawal liability from the Newspaper and Mail Deliverers’-Publishers’ Pension Fund in September 2013 and December 2014 associated with partial withdrawals. See Note 18 for further information.
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
Net Periodic Other Postretirement Benefit (Income)/Expense
The components of net periodic postretirement benefit (income)/expense were as follows:

(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Service cost	$417	$588	$580
Interest cost	1,979	2,794	3,722
Amortization and other costs	4,105	5,197	7,299
Amortization of prior service credit	(8,440)	(9,495)	(7,199)
Net periodic postretirement benefit (income)/expense	$(1,939)	$(916)	$4,402
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

P. 84 – THE NEW YORK TIMES COMPANY

The changes in the benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Net actuarial loss/(gain)	$28	$(5,543)	$8,882
Prior service cost/(credit)	—	1,145	(25,489)
Amortization of loss	(4,105)	(5,197)	(4,948)
Amortization of prior service credit	8,440	9,495	7,199
Total recognized in other comprehensive loss/(income)	4,363	(100)	(14,356)
Net periodic postretirement benefit (income)/expense	(1,939)	(916)	4,402
Total recognized in net periodic postretirement benefit income and other comprehensive loss/(income)	$2,424	$(1,016)	$(9,954)
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $3 million and $8 million, respectively.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $15 million in 2016, $16 million in 2015 and $18 million in 2014.

THE NEW YORK TIMES COMPANY – P. 85

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/loss were as follows:

(In thousands)	December 25, 2016	December 27, 2015
Change in benefit obligation
Benefit obligation at beginning of year	$71,047	$81,054
Service cost	417	588
Interest cost	1,979	2,794
Plan participants’ contributions	4,409	4,230
Actuarial loss/(gain)	28	(5,543)
Plan amendments	—	1,145
Benefits paid	(12,838)	(13,221)
Benefit obligation at the end of year	65,042	71,047
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	8,429	8,991
Plan participants’ contributions	4,409	4,230
Benefits paid	(12,838)	(13,221)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(65,042)	$(71,047)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(7,043)	$(8,168)
Noncurrent liabilities	(57,999)	(62,879)
Net amount recognized	$(65,042)	$(71,047)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$22,522	$26,599
Prior service credit	(32,870)	(41,309)
Total	$(10,348)	$(14,710)
 Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 25, 2016	December 27, 2015
Discount rate	3.94%	4.04%
Estimated increase in compensation level	3.50%	3.50%

P. 86 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 25, 2016	December 27, 2015	December 28, 2014
Discount rate for determining projected benefit obligation	4.05%	3.74%	4.22%
Discount rate in effect for determining service cost	4.24%	3.74%	4.22%
Discount rate in effect for determining interest cost	2.96%	3.74%	4.22%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 25, 2016	December 27, 2015
Health-care cost trend rate	8.00%	7.20%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2023
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2016	$56	$(51)
Effect on accumulated postretirement benefit obligation as of December 25, 2016	$2,352	$(2,061)
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2017	$7,227
2018	6,795
2019	6,303
2020	5,890
2021	5,466
2022-2026 (1)	21,984

(1)	While benefit payments under these plans are expected to continue beyond 2026, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits amounted to $11.4 million as of December 25, 2016 and $12.9 million as of December 27, 2015.
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

THE NEW YORK TIMES COMPANY – P. 87

In October 2016, the SOA released new mortality tables that decreased life expectancy assumptions. During the fourth quarter of 2016, we adopted the new mortality tables and revised the mortality assumptions used in determining our pension and postretirement benefit obligations. The net impact to our qualified and non-qualified pension obligations resulting from the new mortality assumptions in 2016 was a decrease of $1.2 million.
For fiscal year 2016, we changed the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The spot rates used to determine service and interest costs ranged from 1.32% to 4.79%. Service costs and interest costs for our postretirement plans were reduced by approximately $1 million due to the change in methodology.
11. Other Liabilities
The components of the “Other Liabilities — Other” balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 25, 2016	December 27, 2015
Deferred compensation	$31,006	$35,578
Other liabilities	47,641	56,645
Total	$78,647	$92,223
Deferred compensation consists primarily of deferrals under our DEC. The DEC enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. Participation in the DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan.
We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $34.8 million as of December 25, 2016 and $71.9 million as of December 27, 2015.
Other liabilities in the preceding table primarily included our post employment liabilities, our contingent tax liability for uncertain tax positions and self-insurance liabilities as of December 25, 2016.

P. 88 – THE NEW YORK TIMES COMPANY

12. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 25, 2016		December 27, 2015		December 28, 2014
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$10,685	35.0	$33,863	35.0	$10,448	35.0
State and local taxes, net	3,095	10.1	5,093	5.2	4,620	15.5
Effect of enacted changes in tax laws	—	—	1,801	1.8	1,393	4.7
Reduction in uncertain tax positions	(4,534)	(14.9)	(2,545)	(2.6)	(21,147)	(70.8)
Loss/(gain) on Company-owned life insurance	(736)	(2.4)	75	0.1	(1,250)	(4.2)
Nondeductible expense, net	1,115	3.7	880	0.9	1,847	6.2
Domestic manufacturing deduction	(1,820)	(6.0)	(2,651)	(2.7)	—	—
Foreign Earnings and Dividends	(2,418)	(7.9)	(1,214)	(1.3)	453	1.5
Other, net	(966)	(3.2)	(1,392)	(1.4)	95	0.3
Income tax expense/(benefit)	$4,421	14.4	$33,910	35.0	$(3,541)	(11.8)
The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Current tax expense/(benefit)
Federal	$22,864	$41,199	$17,397
Foreign	312	485	583
State and local	(3,295)	5,919	(25,625)
Total current tax expense/(benefit)	19,881	47,603	(7,645)
Deferred tax expense
Federal	(16,625)	(14,554)	4,014
State and local	1,165	861	90
Total deferred tax (benefit)/expense	(15,460)	(13,693)	4,104
Income tax expense/(benefit)	$4,421	$33,910	$(3,541)
State tax operating loss carryforwards totaled $3.4 million as of December 25, 2016 and $3.8 million as of December 27, 2015. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives up to 17 years.

THE NEW YORK TIMES COMPANY – P. 89

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 25, 2016	December 27, 2015
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$275,611	$309,711
Accruals for other employee benefits, compensation, insurance and other	34,466	32,731
Accounts receivable allowances	2,450	1,690
Net operating losses	2,598	38,703
Investment in joint ventures	5,329	—
Other	39,943	44,099
Gross deferred tax assets	360,397	426,934
Valuation allowance	—	(36,204)
Net deferred tax assets	$360,397	$390,730
Deferred tax liabilities
Property, plant and equipment	$46,284	$57,065
Intangible assets	11,975	10,790
Investments in joint ventures	—	11,694
Other	796	2,039
Gross deferred tax liabilities	59,055	81,588
Net deferred tax asset	$301,342	$309,142
We assess whether a valuation allowance should be established against deferred tax assets based on the consideration of both positive and negative evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. We evaluated our deferred tax assets for recoverability using a consistent approach that considers our three-year historical cumulative income/(loss), including an assessment of the degree to which any such losses were due to items that are unusual in nature (i.e., impairments of nondeductible goodwill and intangible assets).
As of December 27, 2015, we had a full valuation allowance on net operating losses of $36.2 million associated with non-U.S. operations, as we determined those losses were not realizable on a more-likely-than-not basis.  As of December 25, 2016, following the streamlining of the Company's international print operations, those net operating losses were no longer available for use and accordingly both the net operating losses and the associated full valuation allowance have been removed from the Consolidated Balance Sheets.
Accrued income taxes were $1.9 million and $21.9 million as of December 25, 2016 and December 27, 2015, respectively.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $8.6 million in 2016, $4.4 million in 2015 and $3.1 million in 2014.
As of December 25, 2016 and December 27, 2015, “Accumulated other comprehensive loss, net of income taxes” in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $331 million and $353 million, respectively.

P. 90 – THE NEW YORK TIMES COMPANY

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Balance at beginning of year	$13,941	$16,324	$46,058
Gross additions to tax positions taken during the current year	997	1,151	2,116
Gross additions to tax positions taken during the prior year	—	282	—
Gross reductions to tax positions taken during the prior year	(3,042)	(37)	(12,109)
Reductions from settlements with taxing authorities	—	—	(7,114)
Reductions from lapse of applicable statutes of limitations	(1,868)	(3,779)	(12,627)
Balance at end of year	$10,028	$13,941	$16,324
In 2016 and 2015, we recorded a $4.5 million and $2.5 million income tax benefit, respectively, primarily due to a reduction in the Company’s reserve for uncertain tax positions.
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $7 million as of December 25, 2016 and $9 million as of December 27, 2015.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $3 million and $4 million as of December 25, 2016 and December 27, 2015, respectively. The total amount of accrued interest and penalties was a net benefit of $0.9 million in 2016, a net benefit of $0.1 million in 2015 and a net benefit of $8.6 million in 2014.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $3.6 million that would, if recognized, impact the effective tax rate.
13. Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group — consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties — and our 49% equity interest in Metro Boston, for approximately $70.0 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74.0 million. In 2013, we recognized a pre-tax gain of $47.6 million on the sale ($28.1 million after tax), which was almost entirely comprised of a curtailment gain. This curtailment gain was primarily related to an acceleration of prior service credits from retiree medical plan amendments announced in prior years, and was due to a cessation of service for employees at the New England Media Group. Post-closing adjustments in 2014 resulted in a loss of $0.3 million. In the fourth quarter of 2016, we recorded a charge of $3.7 million ($2.3 million after tax) in connection with the settlement of litigation involving NEMG T&G, Inc., a subsidiary of the Company that was part of the New England Media Group. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.
About Group
In the fourth quarter of 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300.0 million in cash, plus a net working capital adjustment of approximately $17.0 million. The sale resulted in a pre-tax gain of $96.7 million ($61.9 million after tax) in 2012. The net after-tax proceeds from the sale were approximately $291.0 million. In the fourth quarter of 2014, there was a legal settlement that resulted in a loss of $0.2 million. The results of operations

THE NEW YORK TIMES COMPANY – P. 91

of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for 2014.
Regional Media Group
In the first quarter of 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140.0 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150.0 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). In the fourth quarter of 2014, there was an environmental contingency that resulted in a loss of $0.4 million. The results of operations for the Regional Media Group have been classified as discontinued operations for 2014.
The results of operations for the New England Media Group, About Group and the Regional Media Group presented as discontinued operations are summarized below for 2016 and 2014. There were no discontinued operations in 2015.

	Year ended December 25, 2016	Year ended December 28, 2014
(In thousands)	New England Media Group	New England Media Group	About Group	Regional Media Group	Total
Income/(loss) from discontinued operations, net of income taxes
Loss on sale, net of income taxes:
Loss on sale	$(3,651)	$(349)	$(229)	$(397)	$(975)
Income tax (benefit)/expense	(1,378)	(127)	(93)	331	111
Loss on sale, net of income taxes	(2,273)	(222)	(136)	(728)	(1,086)
Loss from discontinued operations, net of income taxes	$(2,273)	$(222)	$(136)	$(728)	$(1,086)
14. Earnings/(Loss) Per Share
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
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 4 million in 2016, 5 million in 2015 and 6 million in 2014.

THE NEW YORK TIMES COMPANY – P. 92

15. Stock-Based Awards
As of December 25, 2016, the Company was authorized to grant stock-based compensation under its 2010 Incentive Compensation Plan (the “2010 Incentive Plan”), which became effective April 27, 2010 and was amended and restated effective April 30, 2014. The 2010 Incentive Plan replaced the 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
The Company’s long-term incentive compensation program provides executives the opportunity to earn cash and shares of Class A Common Stock at the end of three-year performance cycles based in part on the achievement of financial goals tied to a financial metric and in part on stock price performance relative to companies in the Standard & Poor’s 500 Stock Index, with the majority of the target award to be settled in the Company’s Class A Common Stock. In addition, the Company grants time-vested restricted stock units annually to a number of employees. These are settled in shares of Class A Common Stock.
We recognize stock-based compensation expense for these stock-settled long-term performance awards and restricted stock units, as well as any stock options and stock appreciation rights (together, “Stock-Based Awards”). Stock-based compensation expense was $12.4 million in 2016, $10.6 million in 2015 and $8.9 million in 2014.
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
In 2015, the annual grants of phantom stock units were replaced with annual grants of restricted stock units under the 2010 Incentive Plan. Restricted stock units are awarded on the date of the annual meeting of stockholders and vest on the date of the subsequent year’s annual meeting, with the shares to be delivered upon a director’s cessation of membership on the Board of Directors. Each non-employee director is credited with additional restricted stock units with a value equal to the amount of all dividends paid on the Company’s Class A Common Stock. The Company’s directors are considered employees for purposes of stock-based compensation.
Our pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies was approximately $25 million as of December 25, 2016.
Stock Options
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of both incentive and non-qualified stock options at an exercise price equal to the fair market value (as defined in each plan, respectively) of our Class A Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 10-year term and vest in equal annual installments. Due to a change in the Company’s long-term incentive compensation, no grants of stock options were made in 2016, 2015 or 2014.
The 2004 Directors’ Plan provided for grants of stock options to non-employee directors at an exercise price equal to the fair market value (as defined in the 2004 Directors’ Plan) of our Class A Common Stock on the date of grant. Prior to 2012, stock options were granted with a 1-year vesting period and a 10-year term. No grants of stock options were made in 2016, 2015 or 2014. The Company’s directors are considered employees for purposes of stock-based compensation.

THE NEW YORK TIMES COMPANY – P. 93

Changes in our Company’s stock options in 2016 were as follows:

	December 25, 2016
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	6,390	$16	3	$13,938
Granted	—	—
Exercised	(115)	7
Forfeited/Expired	(1,757)	24
Options outstanding at end of period	4,518	$14	3	$12,797
Options expected to vest at end of period	4,518	$14	3	$12,797
Options exercisable at end of period	4,518	$14	3	$12,797
The total intrinsic value for stock options exercised was $0.7 million in 2016, $2.7 million in 2015 and $1.5 million in 2014.
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
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to 5 years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2016 were as follows:

	December 25, 2016
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	1,159	$13
Granted	482	13
Vested	(582)	11
Forfeited	(51)	14
Unvested stock-settled restricted stock units at end of period	1,008	$14
Unvested stock-settled restricted stock units expected to vest at end of period	960	$14
The intrinsic value of stock-settled restricted stock units vested was $7.3 million in 2016, $5.5 million in 2015 and $5.8 million in 2014.

P. 94 – THE NEW YORK TIMES COMPANY

Long-Term Incentive Compensation
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period.
Cash-settled awards have been granted with three-year performance periods and are based on the achievement of specified financial performance measures. Cash-settled awards have been classified as a liability because we incurred a liability payable in cash. There were payments of approximately $4 million in 2016, $3 million in 2015 and $1 million in 2014.
Stock-settled awards have been granted with three-year performance periods and are based on relative Total Shareholder Return (“TSR”), which is calculated at stock appreciation plus deemed reinvested dividends, and another performance measure. Stock-settled awards are payable in Class A Common Stock and are classified within equity. The fair value of TSR awards is determined at the date of grant using a market calculation simulation. The fair value of awards under the other performance measure is determined by the average market price on the grant date.
Compensation expense for TSR-based awards is recognized based on the fair value on the grant date using a Monte Carlo simulation model. Compensation expense for the other performance measure is based on the expected number of shares or cash to be delivered as of each reporting date.
Unrecognized Compensation Expense
As of December 25, 2016, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $14 million and is expected to be recognized over a weighted-average period of 1.41 years.
Reserved Shares
We generally issue shares for the exercise of stock options and vesting of stock-settled restricted stock units from unissued reserved shares.
Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 25, 2016	December 27, 2015
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	5,588	7,549
Stock-settled performance awards(1)	3,159	3,531
Outstanding	8,747	11,080
Available	6,914	7,282
Employee Stock Purchase Plan(2)
Available	6,410	6,410
401(k) Company stock match(3)
Available	3,045	3,045
Total Outstanding	8,747	11,080
Total Available	16,369	16,737

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

THE NEW YORK TIMES COMPANY – P. 95

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
There were 816,632 shares as of December 25, 2016 and 816,635 as of December 27, 2015 of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
On January 14, 2015, entities controlled by Carlos Slim Helú, a beneficial owner of our Class A Common Stock, exercised warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share, and the Company received cash proceeds of approximately $101.1 million from this exercise. Concurrently, the Board of Directors terminated an existing authorization to repurchase shares of the Company’s Class A Common Stock and approved a new repurchase authorization of $101.1 million, equal to the cash proceeds received by the Company from the warrant exercise. As of December 25, 2016, total repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 25, 2016.
The following table summarizes the changes in AOCI by component as of December 25, 2016:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2015	$17	$(509,111)	$(509,094)
Other comprehensive income before reclassifications, before tax(1)	(3,070)	3,972	902
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	47,472	47,472
Income tax (benefit)/expense(1)	(1,231)	20,327	19,096
Net current-period other comprehensive (loss)/income, net of tax	(1,839)	31,117	29,278
Balance as of December 25, 2016	$(1,822)	$(477,994)	$(479,816)

(1)	All amounts are shown net of noncontrolling interest.

P. 96 – THE NEW YORK TIMES COMPANY

The following table summarizes the reclassifications from AOCI for the period ended December 25, 2016:

(In thousands)	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Detail about accumulated other comprehensive loss components
Funded status of benefit plans:
Amortization of prior service credit(1)	$(10,385)	Selling, general & administrative costs
Amortization of actuarial loss(1)	36,563	Selling, general & administrative costs
Pension settlement charge	21,294	Pension settlement charge
Total reclassification, before tax(2)	47,472
Income tax expense	18,769	Income tax (benefit)/expense
Total reclassification, net of tax	$28,703

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Notes 9 and 10 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the year ended December 25, 2016.
17. Segment Information
We have one reportable segment that includes The New York Times, NYTimes.com and related businesses. Therefore, all required segment information can be found in the Consolidated Financial Statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, rental income, our NYT Live business, e-commerce and affiliate referrals.
18. Commitments and Contingent Liabilities
Operating Leases
Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.
Rental expense amounted to approximately $16 million in 2016, 2015 and 2014. The approximate minimum rental commitments under noncancelable leases, net of subleases, as of December 25, 2016 were as follows:

(In thousands)	Amount
2017	$11,362
2018	5,969
2019	3,487
2020	3,091
2021	2,903
Later years	4,113
Total minimum lease payments	30,925
Less: noncancelable subleases	(683)
Total minimum lease payments, net of noncancelable subleases	$30,242

THE NEW YORK TIMES COMPANY – P. 97

Capital Leases
Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 25, 2016, were as follows:

(In thousands)	Amount
2017	$552
2018	552
2019	7,245
2020	—
2021	—
Later years	—
Total minimum lease payments	8,349
Less: imputed interest	(1,570)
Present value of net minimum lease payments including current maturities	$6,779
Restricted Cash
We were required to maintain $24.9 million of restricted cash as of December 25, 2016 and $28.7 million as of December 27, 2015, the majority of which is set aside to collateralize workers’ compensation obligations.
Newspaper and Mail Deliverers – Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers-Publishers’ Pension Fund (the “NMDU Fund”) assessed a partial withdrawal liability against the Company in the gross amount of approximately $26 million for the plan years ending May 31, 2012 and 2013 (the “Initial Assessment”), an amount that was increased to a gross amount of approximately $34 million in December 2014, when the NMDU Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013 (the “Revised Assessment”). The NMDU Fund claimed that when City & Suburban Delivery Systems, Inc., a retail and newsstand distribution subsidiary of the Company and the largest contributor to the NMDU Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years.
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. On June 14, 2016, the arbitrator issued an interim opinion and award that supported the NMDU Fund’s determination that a partial withdrawal had occurred, including concluding that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. The Company expects to appeal the arbitrator’s decision following the issuance of the final opinion and award.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU Fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of December 25, 2016, we have paid $11.7 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million relating to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling. Amounts recognized as expense were $10.7 million (including $6.7 million resulting from the interim decision (see Note 9 for more information)), $6.8 million and $3.6 million for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
As a result of the interim opinion and award relating to the Initial Assessment, the Company had a liability of $9.7 million as of December 25, 2016. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10.0 million.

P. 98 – THE NEW YORK TIMES COMPANY

NEMG T&G, Inc.
The Company has been involved in class action litigation brought on behalf of individuals who, from 2006 to 2011, delivered newspapers at NEMG T&G, Inc., a subsidiary of the Company (“T&G”). T&G was a part of the New England Media Group, which the Company sold in 2013. The plaintiffs asserted several claims against T&G, including a challenge to their classification as independent contractors, and sought unspecified damages. In December 2016, the Company reached a settlement with respect to the claims. This settlement remains subject to court approval, and a final hearing is scheduled to take place in April 2017. As a result of the settlement, the Company recorded a charge of $3.7 million in the fourth quarter within discontinued operations.
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

THE NEW YORK TIMES COMPANY – P. 99

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 25, 2016:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 25, 2016	$13,485	$17,154	$13,824	$16,815
Year ended December 27, 2015	$12,860	$13,999	$13,374	$13,485
Year ended December 28, 2014	$14,252	$11,384	$12,776	$12,860
Valuation allowance for deferred tax assets:
Year ended December 25, 2016	$36,204	$—	$36,204	$—
Year ended December 27, 2015	$41,136	$—	$4,932	$36,204
Year ended December 28, 2014	$42,295	$—	$1,159	$41,136

(1)	Includes write-offs, net of recoveries.

P. 100 – THE NEW YORK TIMES COMPANY

QUARTERLY INFORMATION (UNAUDITED)
Quarterly financial information for each quarter in the years ended December 25, 2016 and December 27, 2015 is included in the following tables. See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding discontinued operations.

	2016 Quarters
(In thousands, except per share data)	March 27, 2016	June 26, 2016	September 25, 2016	December 25, 2016	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$379,515	$372,630	$363,547	$439,650	$1,555,342
Operating costs	351,580	339,933	356,596	362,801	1,410,910
Restructuring charge(1)	—	11,855	2,949	—	14,804
Multiemployer pension plan withdrawal income(2)	—	11,701	(4,971)	—	6,730
Pension settlement charge(3)	—	—	—	21,294	21,294
Operating profit	27,935	9,141	8,973	55,555	101,604
(Loss)/income from joint ventures	(41,896)	(412)	463	5,572	(36,273)
Interest expense, net	8,826	9,097	9,032	7,850	34,805
(Loss)/income from continuing operations before income taxes	(22,787)	(368)	404	53,277	30,526
Income tax (benefit)/expense	(9,201)	124	121	13,377	4,421
(Loss)/income from continuing operations	(13,586)	(492)	283	39,900	26,105
(Loss) from discontinued operations, net of income taxes	—	—	—	(2,273)	(2,273)
Net income/(loss)	(13,586)	(492)	283	37,627	23,832
Net income/(loss) attributable to the noncontrolling interest	5,315	281	123	(483)	5,236
Net (loss)/income attributable to The New York Times Company common stockholders	$(8,271)	$(211)	$406	$37,144	$29,068
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(8,271)	$(211)	$406	$39,417	$31,341
(Loss) from discontinued operations, net of income taxes	$—	$—	$—	$(2,273)	$(2,273)
Net (loss)/income	$(8,271)	$(211)	$406	$37,144	$29,068
Average number of common shares outstanding:
Basic	161,003	161,128	161,185	161,235	161,128
Diluted	161,003	161,128	162,945	162,862	162,817
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.05)	$—	$—	$0.24	$0.19
Loss from discontinued operations, net of income taxes	$—	$—	$—	$(0.01)	$(0.01)
Net (loss)/income	$(0.05)	$—	$—	$0.23	$0.18
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.05)	$—	$—	$0.24	$0.19
Loss from discontinued operations, net of income taxes	$—	$—	$—	$(0.01)	$(0.01)
Net (loss)/income	$(0.05)	$—	$—	$0.23	$0.18
Dividends declared per share	$0.04	$—	$0.08	$0.04	$0.16

(1)	We recorded restructuring charges in the second and third quarters associated with the streamlining of the Company’s international print operations.

(2)
We recorded a charge in the second quarter related to a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision, of which $5 million was reimbursed to the Company in the third quarter.

(3)	We recorded a pension settlement charge in the fourth quarter related to a lump-sum payment offer to certain former employees who participated in a qualified pension plan.

THE NEW YORK TIMES COMPANY – P. 101

	2015 Quarters
(In thousands, except per share data)	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$384,239	$382,886	$367,404	$444,686	$1,579,215
Operating costs	350,277	344,835	345,471	352,663	1,393,246
Multiemployer pension plan withdrawal expense(1)	4,697	—	—	4,358	9,055
Pension settlement charge(2)	40,329	—	—	—	40,329
Operating (loss)/profit	(11,064)	38,051	21,933	87,665	136,585
(Loss)/income from joint ventures	(572)	(356)	170	(25)	(783)
Interest expense, net	12,192	9,776	9,127	7,955	39,050
(Loss)/income from continuing operations before income taxes	(23,828)	27,919	12,976	79,685	96,752
Income tax (benefit)/expense	(9,407)	11,700	3,611	28,006	33,910
Income/(loss) from continuing operations	(14,421)	16,219	9,365	51,679	62,842
Net (loss)/income	(14,421)	16,219	9,365	51,679	62,842
Net income attributable to the noncontrolling interest	159	181	50	14	404
Net (loss)/income attributable to The New York Times Company common stockholders	$(14,262)	$16,400	$9,415	$51,693	$63,246
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(14,262)	$16,400	$9,415	$51,693	$63,246
Net (loss)/income	$(14,262)	$16,400	$9,415	$51,693	$63,246
Average number of common shares outstanding:
Basic	163,988	166,355	165,052	162,179	164,390
Diluted	163,988	168,316	166,981	164,128	166,423
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.09)	$0.10	$0.06	$0.32	$0.38
Net (loss)/income	$(0.09)	$0.10	$0.06	$0.32	$0.38
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$(0.09)	$0.10	$0.06	$0.31	$0.38
Net (loss)/income	$(0.09)	$0.10	$0.06	$0.31	$0.38
Dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.16

(1)	We recorded charges related to partial withdrawal obligations under multiemployer pension plans in the first and fourth quarters.

(2)	We recorded a pension settlement charge in the first quarter related to a lump-sum payment offer to certain former employees who participated in a qualified pension plan.
Earnings/(loss) per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings or loss per share due to the weighted-average number of shares outstanding used in the computations for the respective periods. Earnings/(loss) per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.

P. 102 – THE NEW YORK TIMES COMPANY

One of our largest sources of revenue is advertising. Our business has historically experienced higher advertising volume in the fourth quarter than the remaining quarters because of holiday advertising.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 25, 2016. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 25, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 16, 2017, the Compensation Committee of the Company’s Board of Directors approved a form of Restricted Stock Unit Award Agreement (the “RSU Agreement”) to govern the terms of restricted stock units (“RSUs”) granted to employees under the Company’s 2010 Incentive Compensation Plan, as amended (the “Plan”). Under the terms of the RSU Agreement (and subject to the Plan), holders of RSUs will be entitled to receive one share of the Company’s Class A Common Stock per RSU upon the vesting thereof provided the holder remains continuously employed with the Company through the vesting date. RSUs vest in accordance with a vesting schedule specified at the time of grant. The RSU Agreement provides for the acceleration of vesting upon the holder’s death or Disability (as defined in the Plan), or upon the holder’s termination in certain circumstances within 12 months following a Change in Control (as defined in the Plan). Holders of RSUs are entitled to payments equal to dividends paid on the Company’s Class A Common Stock during the vesting period.
The foregoing summary of the RSU Agreement is incomplete and is qualified by reference to the form of RSU Agreement filed as an exhibit to this Annual Report on Form 10-K.

THE NEW YORK TIMES COMPANY – P. 103

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 – Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independent Directors,” but only up to and including the section titled “Audit Committee Financial Experts,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2017 Annual Meeting of Stockholders.
The Board of Directors has adopted a code of ethics that applies not only to the principal executive officer, principal financial officer and principal accounting officer, as required by the SEC, but also to our Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our website at http://investors.nytco.com/investors/corporate-governance. We intend to post any amendments to or waivers from the code of ethics that apply to our principal executive officer, principal financial officer or principal accounting officer on our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2017 Annual Meeting of Stockholders.

P. 104 – THE NEW YORK TIMES COMPANY

Equity Compensation Plan Information
The following table presents information regarding our existing equity compensation plans as of December 25, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options and stock-based awards	8,747,439	(1)	$13.77	(2)	6,914,122	(3)
Employee Stock Purchase Plan	—		—		6,409,741	(4)
Total	8,747,439				13,323,863
Equity compensation plans not approved by security holders	None		None		None

(1)
Includes (i) 4,517,832 shares of Class A stock to be issued upon the exercise of outstanding stock options granted under the 1991 Incentive Plan, the 2010 Incentive Plan, and the 2004 Non-Employee Directors’ Stock Incentive Plan, at a weighted-average exercise price of $13.77 per share, and with a weighted-average remaining term of 3 years; (ii) 1,008,263 shares of Class A stock issuable upon the vesting of outstanding stock-settled restricted stock units granted under the 2010 Incentive Plan; (iii) 62,348 shares of Class A stock related to vested stock-settled restricted stock units granted under the 2010 Incentive Plan issuable to non-employee directors upon retirement from the Board; and (iv) 3,158,996 shares of Class A stock that would be issuable at maximum performance pursuant to outstanding stock-settled performance awards under the 2010 Incentive Plan. Under the terms of the performance awards, shares of Class A stock are to be issued at the end of three-year performance cycles based on the Company’s achievement against specified performance targets. The shares included in the table represent the maximum number of shares that would be issued under the outstanding performance awards; assuming target performance, the number of shares that would be issued under the outstanding performance awards is 1,579,498.

(2)	Excludes shares of Class A stock issuable upon vesting of stock-settled restricted stock units and shares issuable pursuant to stock-settled performance awards.

(3)
Includes shares of Class A stock available for future stock options to be granted under the 2010 Incentive Plan. As of December 25, 2016, the 2010 Incentive Plan had 6,914,122 shares of Class A stock remaining available for issuance upon the grant, exercise or other settlement of share-based awards. Stock options granted under the 2010 Incentive Plan must provide for an exercise price of 100% of the fair market value (as defined in the 2010 Incentive Plan) on the date of grant. The 2004 Non-Employee Directors’ Stock Incentive Plan terminated on April 30, 2014.

(4)	Includes shares of Class A stock available for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). We have not had an offering under the ESPP since 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance — Independent Directors,” “Board of Directors and Corporate Governance — Board Committees” and “Board of Directors and Corporate Governance — Policy on Transactions with Related Persons” of our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 4 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

Page
Consolidated Schedule for the Three Years Ended December 25, 2016
II – Valuation and Qualifying Accounts	99
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
Date: February 22, 2017

THE NEW YORK TIMES COMPANY (Registrant)

BY:	/s/ James M. Follo
James M. Follo
Executive Vice President and Chief Financial Officer
We, the undersigned directors and officers of The New York Times Company, hereby severally constitute Diane Brayton and James M. Follo, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arthur Sulzberger, Jr.	Chairman and Director	February 22, 2017
/s/ Mark Thompson	Chief Executive Officer, President and Director (principal executive officer)	February 22, 2017
/s/ James M. Follo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2017
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Corporate Controller (principal accounting officer)	February 22, 2017
/s/ Raul E. Cesan	Director	February 22, 2017
/s/ Robert E. Denham	Director	February 22, 2017
/s/ Michael Golden	Director	February 21, 2017
/s/ Steven B. Green	Director	February 22, 2017
/s/ Carolyn D. Greenspon	Director	February 22, 2017
/s/ Joichi Ito	Director	February 22, 2017
/s/ Dara Khosrowshahi	Director	February 22, 2017
/s/ James A. Kohlberg	Director	February 22, 2017
/s/ Ellen R. Marram	Director	February 22, 2017
/s/ Brian P. McAndrews	Director	February 22, 2017
/s/ Doreen A. Toben	Director	February 22, 2017
/s/ Rebecca Van Dyck	Director	February 22, 2017

THE NEW YORK TIMES COMPANY – P. 107

INDEX TO EXHIBITS
Exhibit numbers 10.16 through 10.28 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
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

(10.17)	Form of Restricted Stock Unit Award Agreement under the Company’s 2010 Incentive Compensation Plan.
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

(10.21)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.22)	The Company’s Non-Employee Directors Deferral Plan, as amended through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.23)	The Company’s Savings Restoration Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).
(10.24)
The Company’s Supplemental Executive Savings Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).

(10.25)
The New York Times Companies Supplemental Retirement and Investment Plan, amended and restated effective January 1, 2015 (filed as an Exhibit to the Company’s Form 10-K filed February 24, 2016, and incorporated by reference herein).

(10.26)
Amendment No. 1 to The New York Times Companies Supplemental Retirement and Investment Plan, amended March 14, 2016, and effective January 1, 2016 (filed as an Exhibit to the Company’s Form 10-Q filed May 5, 2016, and incorporated by reference herein).

(10.27)	Amendment No. 2 to The New York Times Companies Supplemental Retirement and Investment Plan, amended November 11, 2016, and effective January 1, 2017.
(10.28)
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

THE NEW YORK TIMES COMPANY – P. 109