Form 10-Q
period 2017-03-26
NEW YORK TIMES CO
filed 2017-05-03
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 EIGHTH AVENUE, NEW YORK, NEW YORK
(Address of principal executive offices)
10018
(Zip Code)
Registrant’s telephone number, including area code 212-556-1234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 28, 2017 (exclusive of treasury shares):

Class A Common Stock	160,737,693	shares
Class B Common Stock	812,757	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as March 26, 2017 (unaudited) and December 25, 2016	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 26, 2017 and March 27, 2016	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 26, 2017 and March 27, 2016	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 26, 2017 and March 27, 2016	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	3	Quantitative and Qualitative Disclosures about Market Risk	24
Item	4	Controls and Procedures	24

PART II		Other Information	26
Item	1	Legal Proceedings	26
Item	1A	Risk Factors	26
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item	6	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 26, 2017	December 25, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$150,964	$100,692
Short-term marketable securities	392,249	449,535
Accounts receivable (net of allowances of $15,910 in 2017 and $16,815 in 2016)	176,913	197,355
Prepaid expenses	16,797	15,948
Other current assets	31,008	32,648
Total current assets	767,931	796,178
Other assets
Long-term marketable securities	209,331	187,299
Investments in joint ventures	16,492	15,614
Property, plant and equipment (less accumulated depreciation and amortization of $917,617 in 2017 and $903,736 in 2016)	588,505	596,743
Goodwill	136,391	134,517
Deferred income taxes	298,376	301,342
Miscellaneous assets	153,200	153,702
Total assets	$2,170,226	$2,185,395
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 26, 2017	December 25, 2016
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$101,924	$104,463
Accrued payroll and other related liabilities	61,645	96,463
Unexpired subscriptions	82,545	66,686
Accrued expenses and other	141,731	131,125
Total current liabilities	387,845	398,737
Other liabilities
Long-term debt and capital lease obligations	247,785	246,978
Pension benefits obligation	545,957	558,790
Postretirement benefits obligation	57,244	57,999
Other	74,432	78,647
Total other liabilities	925,418	942,414
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2017 – 169,580,736; 2016 – 169,206,879 (including treasury shares: 2017 – 8,870,801; 2016 – 8,870,801)	16,958	16,921
Class B – convertible – authorized and issued shares: 2017 – 812,757; 2016 – 816,632 (including treasury shares: 2017 – none; 2016 – none)	81	82
Additional paid-in capital	150,428	149,928
Retained earnings	1,338,595	1,331,911
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(442)	(1,822)
Funded status of benefit plans	(473,809)	(477,994)
Total accumulated other comprehensive loss, net of income taxes	(474,251)	(479,816)
Total New York Times Company stockholders’ equity	860,600	847,815
Noncontrolling interest	(3,637)	(3,571)
Total stockholders’ equity	856,963	844,244
Total liabilities and stockholders’ equity	$2,170,226	$2,185,395
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 26, 2017	March 27, 2016
	(13 weeks)
Revenues
Circulation	$242,375	$217,994
Advertising	130,028	139,680
Other	26,401	21,841
Total revenues	398,804	379,515
Operating costs
Production costs:
Wages and benefits	90,778	92,471
Raw materials	16,930	17,875
Other	45,528	47,516
Total production costs	153,236	157,862
Selling, general and administrative costs	198,004	178,246
Depreciation and amortization	16,153	15,472
Total operating costs	367,393	351,580
Headquarters redesign and consolidation	2,402	—
Operating profit	29,009	27,935
Income/(loss) from joint ventures	173	(41,896)
Interest expense, net	5,325	8,826
Income/(loss) from continuing operations before income taxes	23,857	(22,787)
Income tax expense/(benefit)	10,742	(9,201)
Net income/(loss)	13,115	(13,586)
Net loss attributable to the noncontrolling interest	66	5,315
Net income/(loss) attributable to The New York Times Company common stockholders	$13,181	$(8,271)
Average number of common shares outstanding:
Basic	161,402	161,003
Diluted	162,592	161,003
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders	$0.08	$(0.05)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders	$0.08	$(0.05)
Dividends declared per share	$0.04	$0.04
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 26, 2017	March 27, 2016
	(13 weeks)
Net income/(loss)	$13,115	$(13,586)
Other comprehensive income, before tax:
Income on foreign currency translation adjustments	2,175	1,642
Pension and postretirement benefits obligation	6,921	6,552
Other comprehensive income, before tax	9,096	8,194
Income tax expense	3,531	3,103
Other comprehensive income, net of tax	5,565	5,091
Comprehensive income/(loss)	18,680	(8,495)
Comprehensive loss attributable to the noncontrolling interest	66	5,315
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$18,746	$(3,180)
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 26, 2017	March 27, 2016
	(13 weeks)
Cash flows from operating activities
Net income/(loss)	$13,115	$(13,586)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,153	15,472
Stock-based compensation expense	3,958	2,931
Undistributed (income)/loss of joint ventures	(173)	41,896
Long-term retirement benefit obligations	(6,458)	(6,886)
Uncertain tax positions	80	460
Other-net	1,708	2,882
Changes in operating assets and liabilities:
Accounts receivable-net	20,442	37,162
Other current assets	442	(1,808)
Accounts payable, accrued payroll and other liabilities	(34,995)	(94,399)
Unexpired subscriptions	15,859	3,867
Net cash provided by/(used in) operating activities	30,131	(12,009)
Cash flows from investing activities
Purchases of marketable securities	(80,108)	(34,912)
Maturities of marketable securities	117,465	143,965
Cash distribution from corporate-owned life insurance	—	38,000
Business acquisitions	—	(12,250)
Change in restricted cash	(15)	(470)
Capital expenditures	(8,032)	(10,542)
Other-net	510	(1,026)
Net cash provided by investing activities	29,820	122,765
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(138)	(138)
Dividends paid	(6,473)	(6,461)
Capital shares:
Stock issuances	445	—
Repurchases	—	(15,684)
Share-based compensation tax withholding	(3,726)	(8,675)
Net cash used in financing activities	(9,892)	(30,958)
Net increase in cash and cash equivalents	50,059	79,798
Effect of exchange rate changes on cash	213	119
Cash and cash equivalents at the beginning of the period	100,692	105,776
Cash and cash equivalents at the end of the period	$150,964	$185,693
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 26, 2017 and December 25, 2016, and the results of operations and cash flows of the Company for the periods ended March 26, 2017 and March 27, 2016. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 25, 2016. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of March 26, 2017, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016, have not changed materially.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation,” which provides guidance on accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance became effective for the Company for fiscal years beginning after December 25, 2016.
Upon adoption of ASU 2016-09, we recognized excess tax shortfalls in income tax expense rather than additional paid-in capital of $1.5 million for the first quarter of 2017. Excess tax shortfalls and/or windfalls for share-based payments are now included in net cash from operating activities rather than net cash from financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Additionally, the presentation of employee taxes paid to taxing authorities for share-based transactions are now included in net cash from financing activities rather than net cash from operating activities. This change was applied retrospectively and as a result, we reclassified $8.7 million for the first quarter of 2016 in our Condensed Statement of Cash Flows from operating activities to financing activities. No other material changes resulted from the adoption of this standard.
Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires the service cost component to be presented separately from the other components of net benefit costs. Service cost will be presented with other employee compensation cost within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost and gains or losses are required to be presented outside of operations. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which prescribes a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under GAAP and International Financial Reporting Standards and is effective for fiscal years beginning after December 31, 2017. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with Accounting Standards Codification 250, “Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date with a cumulative catch-up adjustment recorded to retained earnings. We currently anticipate adopting the new standard using the modified retrospective method beginning January 1, 2018.
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
NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	March 26, 2017	December 25, 2016
Short-term marketable securities
U.S Treasury securities	$123,547	$150,623
Corporate debt securities	154,255	150,599
U.S. governmental agency securities	56,079	64,135
Commercial paper	58,368	84,178
Total short-term marketable securities	$392,249	$449,535
Long-term marketable securities
U.S. governmental agency securities	$115,690	$110,732
Corporate debt securities	52,799	61,775
U.S Treasury securities	40,842	14,792
Total long-term marketable securities	$209,331	$187,299

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 26, 2017, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 36 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
NOTE 4. GOODWILL AND INTANGIBLES
During the first and third quarters of 2016, the Company acquired two digital marketing agencies, HelloSociety, LLC and Fake Love, LLC for an aggregate of $15.4 million in all-cash transactions.
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
The Company allocated the purchase prices based on the final valuation of assets acquired and liabilities assumed, resulting in allocations to goodwill, intangibles, property, plant and equipment and other miscellaneous assets.
The aggregate carrying amount of intangible assets of $9.6 million related to these acquisitions has been included in “Miscellaneous Assets” in our Condensed Consolidated Balance Sheets. The estimated useful lives for these assets range from 3 to 7 years and are amortized on a straight-line basis.
The changes in the carrying amount of goodwill as of March 26, 2017, and since December 25, 2016, were as follows:

(In thousands)	Total Company
Balance as of December 25, 2016	$134,517
Measurement period adjustment (1)	(198)
Foreign currency translation	2,072
Balance as of March 26, 2017	$136,391
(1)Includes measurement period adjustment in connection with Submarine Leisure Club, Inc. acquisition.
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS
Equity Method Investments
As of March 26, 2017, our investments in joint ventures of $16.5 million consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine, and Women in the World Media, LLC, a live-event conference business.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary which owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In March 2016, UPM announced the closure of the paper mill, which occurred in May 2016. During the first quarter of 2016, we recognized $41.4 million loss from joint ventures related to the announced closure of the paper mill. Our proportionate share of the loss is reduced by the 20% noncontrolling interest. As a result of the mill closure, we wrote our investment down to zero and recorded a liability of $28.8 million, reflecting our share of the losses incurred to date by Madison. These amounts are presented in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s joint venture in Madison is currently being liquidated. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. In April 2017, Madison entered into an agreement to sell the remaining assets at the mill site (consisting of hydro power assets). We expect the sale of the hydro power assets to be completed later this year and we believe the proceeds from the sale will be more than sufficient to cover Madison’s obligations and therefore allow us to reverse our liability at that time.
We received no distributions from our equity method investments during the the first quarters of 2017 and 2016.
We purchase newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. Such purchases totaled approximately $3 million in the first quarters of 2017 and 2016.
The following table presents summarized income statement information for Madison, which follows a calendar year:

	For the Quarters Ended
(In thousands)	March 31, 2017	March 31, 2016
Revenues	$—	$25,179
Costs and expenses:
Cost of sales	(1,054)	(48,935)
General and administrative	(26)	(63,101)
	(1,080)	(112,036)
Operating loss	(1,080)	(86,857)
Other (expense)/income	(2)	1
Net loss	$(1,082)	$(86,856)
Cost Method Investments
The aggregate carrying amounts of cost method investments included in “Miscellaneous assets’’ in our Condensed Consolidated Balance Sheets were $13.7 million and $13.6 million for March 26, 2017 and December 25, 2016, respectively.
NOTE 6. DEBT OBLIGATIONS
Our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	March 26, 2017	December 25, 2016
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	250,000	250,000
Less unamortized discount based on imputed interest rate of 13.0%	9,001	9,801
Total option to repurchase ownership interest in headquarters building in 2019	240,999	240,199
Capital lease obligations	6,786	6,779
Total debt and capital lease obligations	247,785	246,978
Total long-term debt and capital lease obligations	$247,785	$246,978
See Note 8 for additional information regarding the fair value of our long-term debt.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016
Interest expense	$6,864	$9,922
Amortization of debt costs and discount on debt	800	1,253
Capitalized interest	(220)	(116)
Interest income	(2,119)	(2,233)
Total interest expense, net	$5,325	$8,826
NOTE 7. OTHER
Advertising Expenses
Advertising expenses incurred to promote our consumer and marketing services were $33.6 million and $21.1 million in the first quarters of 2017 and 2016, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations was $3.1 million and $3.0 million in the first quarters of 2017 and 2016, respectively.
Headquarters Redesign and Consolidation
In December 2016, we announced plans to redesign our headquarters building, consolidate our space within a smaller number of floors and lease the remaining floors to third parties. During the first quarter of 2017, we incurred $2.4 million of total costs related to these measures.
Severance Costs
We recognized severance costs of $1.6 million and $3.6 million in the first quarters of 2017 and 2016, respectively. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $14.4 million and $23.2 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of March 26, 2017, and December 25, 2016, respectively.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of March 26, 2017 and December 25, 2016:

(In thousands)	March 26, 2017				December 25, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$26,699	$26,699	$—	$—	$31,006	$31,006	$—	$—
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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of March 26, 2017 and December 25, 2016, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $241 million as of March 26, 2017 and approximately $240 million as of December 25, 2016. The fair value of our long-term debt was approximately $293 million and $298 million as of March 26, 2017 and December 25, 2016, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 26, 2017			March 27, 2016
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,423	$—	$2,423	$2,247	$—	$2,247
Interest cost	15,594	1,956	17,550	16,574	2,034	18,608
Expected return on plan assets	(26,136)	—	(26,136)	(27,790)	—	(27,790)
Amortization of actuarial loss	7,353	1,088	8,441	7,069	1,053	8,122
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(1,252)	$3,044	$1,792	$(2,386)	$3,087	$701
During the first quarters of 2017 and 2016, we made pension contributions of $2.0 million and $2.1 million, respectively, to certain qualified pension plans. We expect contributions to total approximately $8 million to satisfy funding requirements in 2017.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016
Service cost	$92	$104
Interest cost	470	495
Amortization of actuarial loss	905	1,026
Amortization of prior service credit	(1,939)	(2,110)
Net periodic postretirement benefit income	$(472)	$(485)
NOTE 10. INCOME TAXES
The Company had income tax expense of $10.7 million in the first quarter of 2017 compared to an income tax benefit of $9.2 million in the first quarter of 2016. The increase in income tax expense was primarily due to higher income from continuing operations in the first quarter of 2017. Income tax expense also increased as a result of the Company’s recent adoption of ASU 2016-09 in the first quarter of 2017. See Note 2 for information regarding ASU 2016-09.
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
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 2 million in the first quarter of 2017 and approximately 6 million in the first quarter of 2016.
The number of restricted stock units and long-term incentive compensation stock-settled awards excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 1 million in the first quarter of 2017 and approximately 2 million for the first quarter of 2016.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2016	$847,815	$(3,571)	$844,244
Net income/(loss)	13,181	(66)	13,115
Other comprehensive income, net of tax	5,565	—	5,565
Effect of issuance of shares	(3,281)	—	(3,281)
Dividends declared	(6,495)	—	(6,495)
Stock-based compensation	3,815	—	3,815
Balance as of March 26, 2017	$860,600	$(3,637)	$856,963

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 27, 2015	$826,751	$1,704	$828,455
Net loss	(8,271)	(5,315)	(13,586)
Other comprehensive income, net of tax	5,091	—	5,091
Effect of issuance of shares	(8,675)	—	(8,675)
Share repurchases	(15,056)	—	(15,056)
Dividends declared	(6,443)	—	(6,443)
Stock-based compensation	3,294	—	3,294
Balance as of March 27, 2016	$796,691	$(3,611)	$793,080
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of March 26, 2017, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of March 26, 2017:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 25, 2016	$(1,822)	$(477,994)	$(479,816)
Other comprehensive income before reclassifications, before tax(1)	2,175	—	2,175
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	6,921	6,921
Income tax expense(1)	795	2,736	3,531
Net current-period other comprehensive income, net of tax	1,380	4,185	5,565
Balance as of March 26, 2017	$(442)	$(473,809)	$(474,251)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the first quarter of 2017:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,425)	Selling, general & administrative costs
Amortization of actuarial loss(1)	9,346	Selling, general & administrative costs
Total reclassification, before tax(2)	6,921
Income tax expense	2,736	Income tax (benefit)/expense
Total reclassification, net of tax	$4,185

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the quarter ended March 26, 2017.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times, NYTimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from circulation and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, building rental income, our NYT Live business, e-commerce and affiliate referrals.
NOTE 14. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $24.9 million of restricted cash as of March 26, 2017 and December 25, 2016, the majority of which is set aside to collateralize workers’ compensation obligations.
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
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. On June 14, 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred, including concluding that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. The Company expects to appeal the arbitrator’s decision following the issuance of the final opinion and award.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of March 26, 2017, we have paid $12.6 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling. The Company recognized $0.1 million and $1.8 million of expense for the first quarters of 2017 and 2016, respectively.
As a result of the interim opinion and award relating to the Initial Assessment, the Company had a liability of $8.9 million as of March 26, 2017. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
NEMG T&G, Inc.
The Company has been involved in class action litigation brought on behalf of individuals who, from 2006 to 2011, delivered newspapers at NEMG T&G, Inc., a subsidiary of the Company (“T&G”). T&G was a part of the New England Media Group, which the Company sold in 2013. The plaintiffs asserted several claims against T&G, including a challenge to their classification as independent contractors, and sought unspecified damages. In December 2016, the Company reached a settlement with respect to the claims. This settlement remains subject to court approval. As a result of the settlement, the Company recorded a charge of $3.7 million in the fourth quarter of 2016 within discontinued operations.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. SUBSEQUENT EVENT
In April 2017, Madison entered into an agreement to sell the remaining assets at its mill site (consisting of hydro power assets). We expect this sale to be completed later this year. See Note 5 for more information on the Company’s investment in Madison.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, print and digital products and investments. We have one reportable segment with businesses that include our newspapers, websites, mobile applications and related businesses.
We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, building rental income, our NYT Live business, e-commerce and affiliate referrals. Our main operating costs are employee-related costs.
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
Financial Highlights
For the first quarter of 2017, diluted earnings per share from continuing operations were $0.08, compared with a diluted loss per share of $0.05 for the first quarter of 2016. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.11 and $0.10 for the first quarters of 2017 and 2016, respectively.
The Company had an operating profit of $29.0 million in the first quarter of 2017, compared with $27.9 million for the first quarter of 2016. The increase was driven by growth in overall revenues that more than offset increased costs. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $52.7 million and $51.5 million for the first quarters of 2017 and 2016, respectively.
Total revenues increased 5.1% to $398.8 million in the first quarter of 2017 from $379.5 million in the first quarter of 2016, primarily driven by increases in digital and print circulation revenue, as well as digital advertising revenue, partially offset by a decrease in print advertising revenue.
Circulation revenues increased 11.2% in the first quarter of 2017 compared with the first quarter of 2016, primarily due to digital subscription initiatives and the 2017 increase in home-delivery prices at The New York Times newspaper, which more than offset a decline in print copies sold. Circulation revenues from our digital-only subscriptions (which includes news product and Crossword product subscriptions) increased 40.0% in the first quarter of 2017 compared with the first quarter of 2016.
Paid digital-only subscriptions totaled approximately 2,201,000 at the end of the first quarter of 2017, a 62.2% increase compared to the end of the first quarter of 2016. We continued to see significant growth in the number of paid digital-only subscriptions to our news products following the 2016 presidential election. We expect continued year-over-year growth in the second quarter of 2017; however, we expect this rate of growth to be slower than in the prior two quarters.
Advertising revenues remained under pressure during the first quarter of 2017. Total advertising revenues decreased 6.9% in the first quarter of 2017 compared with the first quarter of 2016, reflecting a 17.9% decrease in print advertising revenues, partially offset by an 18.9% increase in digital advertising revenues. The decrease in print advertising revenues resulted from a decline in display advertising. The increase in digital advertising revenues primarily reflected increases in revenue from our mobile platform, our programmatic channels and branded content, partially offset by a decrease in traditional website display advertising.
Compared with the first quarter of 2016, other revenues increased 20.9% in the first quarter of 2017, largely due to affiliate referral revenue associated with the product review and recommendation websites, The Wirecutter and The Sweethome, which the Company acquired in October 2016.
Operating costs increased in the first quarter of 2017 to $367.4 million from $351.6 million in the first quarter of 2016, largely due to higher marketing costs and costs from acquired companies, which were partially offset by lower print production and distribution costs as well as lower severance, international operations, technology and non-operating retirement costs. First quarter 2017 operating costs also included $2.4 million of costs related to the redesign of our headquarters building. Operating costs before depreciation, amortization, severance and non-operating retirement costs (or “adjusted operating costs,” a non-GAAP measure) increased in the first quarter of 2017 to $346.1 million from $328.0 million in the first quarter of 2016.

Non-operating retirement costs decreased to $3.5 million during the first quarter of 2017 from $4.5 million in the first quarter of 2016 due to lower multiemployer pension plan withdrawal obligations.
RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016	% Change
Revenues
Circulation	$242,375	$217,994	11.2%
Advertising	130,028	139,680	(6.9)%
Other	26,401	21,841	20.9%
Total revenues	398,804	379,515	5.1%
Operating costs
Production costs:
Wages and benefits	90,778	92,471	(1.8)%
Raw materials	16,930	17,875	(5.3)%
Other	45,528	47,516	(4.2)%
Total production costs	153,236	157,862	(2.9)%
Selling, general and administrative costs	198,004	178,246	11.1%
Depreciation and amortization	16,153	15,472	4.4%
Total operating costs	367,393	351,580	4.5%
Headquarters redesign and consolidation	2,402	—	*
Operating profit	29,009	27,935	3.8%
Income/(loss) from joint ventures	173	(41,896)	*
Interest expense, net	5,325	8,826	(39.7)%
Income/(loss) from continuing operations before income taxes	23,857	(22,787)	*
Income tax expense	10,742	(9,201)	*
Income/(loss) from continuing operations	13,115	(13,586)	*
Net loss attributable to the noncontrolling interest	66	5,315	*
Net income/(loss) attributable to The New York Times Company common stockholders	$13,181	$(8,271)	*

*	Represents a change equal to or in excess of 100% or not meaningful.

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
Circulation revenues increased 11.2% in the first quarter of 2017 compared with the same prior-year period, primarily due to digital subscription initiatives and a print home-delivery price increase for The New York Times newspaper, partially offset by a reduction in the number of print copies sold. Revenues from our digital-only news subscriptions (including e-readers and replica editions) were $72.9 million in the first quarter of 2017, an increase of 39.9% from the first quarter of 2016.
The following table summarizes first-quarter 2017 and 2016 digital-only subscription revenues:

	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016	% Change
Digital-only subscription revenues:
Digital-only news product subscription revenues	$72,861	$52,075	39.9%
Digital Crossword product subscription revenues	2,956	2,098	40.9%
Total digital-only subscription revenues	$75,817	$54,173	40.0%
The following table summarizes first-quarter 2017 and 2016 digital-only subscriptions:

	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016	% Change
Digital-only subscriptions:
Digital-only news product subscriptions	1,916	1,161	65.0%
Digital Crossword product subscriptions	285	196	45.4%
Total digital-only subscriptions	2,201	1,357	62.2%
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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	March 26, 2017			March 27, 2016			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$71,627	$42,976	$114,603	$88,637	$37,384	$126,021	(19.2)%	15.0%	(9.1)%
Classified and Other	8,730	6,695	15,425	9,262	4,397	13,659	(5.7)%	52.3%	12.9%
Total advertising	$80,357	$49,671	$130,028	$97,899	$41,781	$139,680	(17.9)%	18.9%	(6.9)%

Below is a percentage breakdown of advertising revenues (print and digital) for the first quarters of 2017 and 2016:

	Display	Classified and Other	Total
2017	88%	12%	100%
2016	90%	10%	100%
Print advertising revenues, which represented 61.8% of total advertising revenues for the first quarter of 2017, declined 17.9% to $80.4 million in the first quarter of 2017 compared with $97.9 million in the same prior-year period. The decrease in print advertising revenues resulted from steep declines in display advertising, primarily in the luxury goods, technology and telecommunications, financial and travel categories.
Digital advertising revenues, which represented 38.2% of total advertising revenues for the first quarter of 2017, increased 18.9% to $49.7 million compared with $41.8 million in the same prior-year period. The increase in digital advertising revenues primarily reflected increases in revenue from our programmatic channels, our mobile platform and branded content, which were partially offset by declines in traditional website display advertising.
Classified and Other advertising revenues increased 12.9% in the first quarter of 2017, compared with the same prior-year period, due to an increase in digital creative services fees, offset by a decrease in the real estate and other categories of classified advertising.
Other Revenues
Other revenues primarily consist of revenues from news services/syndication, digital archives, building rental income, our NYT Live business, e-commerce and affiliate referrals.
Other revenues increased 20.9% in the first quarter of 2017, compared with the same prior-year period, largely due to affiliate referral revenue associated with our acquisition of the product review and recommendation websites, The Wirecutter and The Sweethome.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016	% Change
Production costs:
Wages and benefits	$90,778	$92,471	(1.8)%
Raw materials	16,930	17,875	(5.3)%
Other	45,528	47,516	(4.2)%
Total production costs	153,236	157,862	(2.9)%
Selling, general and administrative costs	198,004	178,246	11.1%
Depreciation and amortization	16,153	15,472	4.4%
Total operating costs	$367,393	$351,580	4.5%
Production Costs
Production costs include items such as labor costs, raw materials, and machinery and equipment expenses related to news-gathering and production activity, as well as costs related to producing branded content.
Production costs decreased in the first quarter of 2017 compared with the first quarter of 2016, driven by a decrease in other expenses ($2.0 million) and wages and benefits ($1.7 million), partially offset by an increase in outside services costs ($1.5 million). Other expenses decreased primarily as a result of outside printing expenses. Raw materials expense decreased in the first quarter of 2017 compared with the first quarter of 2016 due to lower newsprint and magazine consumption, partially offset by higher newsprint pricing.

Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs increased in the first quarter of 2017 compared with the first quarter of 2016, primarily due to an increase in promotion and marketing costs ($12.8 million) and compensation costs ($6.6 million).
Depreciation and Amortization
Depreciation and amortization costs increased in the first quarter of 2017 compared with the same prior-year period, primarily due to the Company’s acquisitions of digital marketing agencies, Hello Society and Fake Love, and product review and recommendation websites, The Wirecutter and The Sweethome.
Other Items
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items, including costs related to the redesign of our headquarters building.
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

•	operating profit before depreciation, amortization, severance, non-operating retirement costs and special items (or adjusted operating profit); and

•	operating costs before depreciation, amortization, severance and non-operating retirement costs (or adjusted operating costs).
The special items in 2017 consisted of:

•	A $2.4 million pre-tax expense ($1.4 million after tax or $.01 per share) related to the planned redesign and consolidation of space in our headquarters building.
The special items in 2016 consisted of:

•
A $41.4 million pre-tax loss ($20.1 million after tax and net of noncontrolling interest, or $.13 per share) from joint ventures related to the announced closure of the paper mill operated by Madison Paper Industries, in which the Company has an investment through a subsidiary.

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

	For the Quarters Ended
	March 26, 2017	March 27, 2016	% Change
Diluted earnings/(loss) per share from continuing operations	$0.08	$(0.05)	*
Add:
Severance	0.01	0.02	(50.0)%
Non-operating retirement costs	0.02	0.03	(33.3)%
Special items:
Headquarters redesign and consolidation	0.01	—	*
Loss from joint ventures, net of noncontrolling interest	—	0.21	*
Income tax expense of adjustments	(0.01)	(0.11)	(90.9)%
Adjusted diluted earnings per share from continuing operations (1)	$0.11	$0.10	10.0%

(1)	Amounts may not add due to rounding.

*	Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016	% Change
Operating profit	$29,009	$27,935	3.8%
Add:
Depreciation & amortization	16,153	15,472	4.4%
Severance	1,600	3,600	(55.6)%
Non-operating retirement costs	3,503	4,536	(22.8)%
Special items:
Headquarters redesign and consolidation	2,402	—	*
Adjusted operating profit	$52,667	$51,543	2.2%

*	Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)
	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016	% Change
Operating costs	$367,393	$351,580	4.5%
Less:
Depreciation & amortization	16,153	15,472	4.4%
Severance	1,600	3,600	(55.6)%
Non-operating retirement costs	3,503	4,536	(22.8)%
Adjusted operating costs	$346,137	$327,972	5.5%

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 26, 2017, we had cash, cash equivalents and short- and long-term marketable securities of $752.5 million and total debt and capital lease obligations of $247.8 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $504.7 million. Our cash and investment balances have increased since the end of 2016, primarily due to higher overall revenue, offset by variable compensation payments of approximately $41 million.
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of March 26, 2017, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
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
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison Paper Industries, which previously operated a supercalendered paper mill in Maine (“Madison”). The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In March 2016, UPM announced the closure of the paper mill, which occurred in May 2016. The Company’s joint venture in Madison is currently being liquidated. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. In April 2017, Madison entered into an agreement to sell the remaining assets at the mill site (consisting of hydro power assets). We expect the sale of the hydro power assets to be completed later this year and we believe the proceeds from the sale will be more than sufficient to cover Madison’s obligations and therefore allow us to reverse our liability at that time. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 26, 2017	March 27, 2016	% Change
Operating activities	$30,131	$(12,009)	(350.9)%
Investing activities	$29,820	$122,765	(75.7)%
Financing activities	$(9,892)	$(30,958)	(68.0)%
Operating Activities
Cash from operating activities is generated by cash receipts from circulation, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in the first quarter of 2017 compared with the same prior-year period due to lower income tax payments and an overall increase in revenues.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash, acquisitions of new businesses and investments.
Net cash provided by investing activities in the first quarter of 2017 was primarily related to maturities of marketable securities, partially offset by purchases of marketable securities and capital expenditures.

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
Net cash used in financing activities in the first quarter of 2017 was primarily related to dividend payments of $6.5 million and share-based compensation tax withholding of $3.7 million.
Restricted Cash
We were required to maintain $24.9 million of restricted cash as of March 26, 2017 and December 25, 2016, the majority of which is set aside to collateralize workers’ compensation obligations.
Third-Party Financing
As of March 26, 2017, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 6 for information regarding our total debt and capital lease obligations. See Note 8 for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016. As of March 26, 2017, our critical accounting policies have not changed from December 25, 2016.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016. As of March 26, 2017, our contractual obligations and off-balance sheet arrangements have not changed materially from December 25, 2016.
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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 25, 2016, as well as other risks and factors identified from time to time in our SEC filings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 25, 2016, details our disclosures about market risk. As of March 26, 2017, there were no material changes in our market risks from December 25, 2016.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 26, 2017. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 26, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
December 26, 2016 - January 29, 2017	—	—	—	$16,236,612
January 30, 2017 - February 26, 2017	—	—	—	$16,236,612
February 27, 2017 - March 26, 2017	—	—	—	$16,236,612
Total for the first quarter of 2017	—	—	—	$16,236,612

(1)
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the first quarter of 2017. As of March 26, 2017, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 3, 2017	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 26, 2017

Exhibit No.

10.1	Amendment No. 3 to The New York Times Companies Supplemental Retirement and Investment Plan, amended March 10, 2017, and effective January 1, 2017.

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Company’s 2010 Incentive Compensation Plan.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.