Form 10-Q
period 2017-06-25
NEW YORK TIMES CO
filed 2017-08-01
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of July 27, 2017 (exclusive of treasury shares):

Class A Common Stock	161,164,481	shares
Class B Common Stock	810,957	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as June 25, 2017 (unaudited) and December 25, 2016	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 25, 2017 and June 26, 2016	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 25, 2017 and June 26, 2016	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 25, 2017 and June 26, 2016	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	3	Quantitative and Qualitative Disclosures about Market Risk	27
Item	4	Controls and Procedures	27

PART II		Other Information	29
Item	1	Legal Proceedings	29
Item	1A	Risk Factors	29
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item	5	Other Information	29
Item	6	Exhibits	29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 25, 2017	December 25, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$204,142	$100,692
Short-term marketable securities	382,569	449,535
Accounts receivable (net of allowances of $15,663 in 2017 and $16,815 in 2016)	149,553	197,355
Prepaid expenses	13,476	15,948
Other current assets	25,667	32,648
Total current assets	775,407	796,178
Other assets
Long-term marketable securities	220,708	187,299
Investments in joint ventures	16,688	15,614
Property, plant and equipment (less accumulated depreciation and amortization of $931,996 in 2017 and $903,736 in 2016)	595,079	596,743
Goodwill	138,795	134,517
Deferred income taxes	294,630	301,342
Miscellaneous assets	153,861	153,702
Total assets	$2,195,168	$2,185,395
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 25, 2017	December 25, 2016
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$94,332	$104,463
Accrued payroll and other related liabilities	84,541	96,463
Unexpired subscriptions	79,139	66,686
Accrued expenses and other	140,444	131,125
Total current liabilities	398,456	398,737
Other liabilities
Long-term debt and capital lease obligations	248,568	246,978
Pension benefits obligation	532,936	558,790
Postretirement benefits obligation	56,315	57,999
Other	74,867	78,647
Total other liabilities	912,686	942,414
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2017 – 170,035,282; 2016 – 169,206,879 (including treasury shares: 2017 – 8,870,801; 2016 – 8,870,801)	17,004	16,921
Class B – convertible – authorized and issued shares: 2017 – 810,957; 2016 – 816,632 (including treasury shares: 2017 – none; 2016 – none)	81	82
Additional paid-in capital	155,895	149,928
Retained earnings	1,354,195	1,331,911
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	1,364	(1,822)
Funded status of benefit plans	(469,625)	(477,994)
Total accumulated other comprehensive loss, net of income taxes	(468,261)	(479,816)
Total New York Times Company stockholders’ equity	887,703	847,815
Noncontrolling interest	(3,677)	(3,571)
Total stockholders’ equity	884,026	844,244
Total liabilities and stockholders’ equity	$2,195,168	$2,185,395
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(13 weeks)		(26 weeks)
Revenues
Subscription	$250,037	$219,480	$492,412	$437,474
Advertising	132,234	131,155	262,262	270,835
Other	24,803	21,995	51,204	43,836
Total revenues	407,074	372,630	805,878	752,145
Operating costs
Production costs:
Wages and benefits	88,565	90,630	179,343	183,101
Raw materials	15,813	17,012	32,743	34,887
Other	44,907	45,075	90,435	92,591
Total production costs	149,285	152,717	302,521	310,579
Selling, general and administrative costs	213,004	172,069	411,008	350,315
Depreciation and amortization	15,131	15,147	31,284	30,619
Total operating costs	377,420	339,933	744,813	691,513
Headquarters redesign and consolidation	1,985	—	4,387	—
Restructuring charge	—	11,855	—	11,855
Multiemployer pension plan withdrawal expense	—	11,701	—	11,701
Operating profit	27,669	9,141	56,678	37,076
Loss from joint ventures	(266)	(412)	(93)	(42,308)
Interest expense, net	5,133	9,097	10,458	17,923
Income/(loss) from continuing operations before income taxes	22,270	(368)	46,127	(23,155)
Income tax expense/(benefit)	6,711	124	17,453	(9,077)
Net income/(loss)	15,559	(492)	28,674	(14,078)
Net loss attributable to the noncontrolling interest	40	281	106	5,596
Net income/(loss) attributable to The New York Times Company common stockholders	$15,599	$(211)	$28,780	$(8,482)
Average number of common shares outstanding:
Basic	161,787	161,128	161,624	161,052
Diluted	163,808	161,128	163,673	161,052
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders	$0.10	$(0.00)	$0.18	$(0.05)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders	$0.09	$(0.00)	$0.17	$(0.05)
Dividends declared per share	$—	$—	$0.04	$0.04
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(13 weeks)		(26 weeks)
Net income/(loss)	$15,559	$(492)	$28,674	$(14,078)
Other comprehensive income, before tax:
Income/(loss) on foreign currency translation adjustments	2,896	(136)	5,071	1,506
Pension and postretirement benefits obligation	6,920	6,551	13,841	13,103
Other comprehensive income, before tax	9,816	6,415	18,912	14,609
Income tax expense	3,826	2,477	7,357	5,580
Other comprehensive income, net of tax	5,990	3,938	11,555	9,029
Comprehensive income/(loss)	21,549	3,446	40,229	(5,049)
Comprehensive loss attributable to the noncontrolling interest	40	281	106	5,596
Comprehensive income attributable to The New York Times Company common stockholders	$21,589	$3,727	$40,335	$547
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 25, 2017	June 26, 2016
	(26 weeks)
Cash flows from operating activities
Net income/(loss)	$28,674	$(14,078)
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charge	—	11,855
Multiemployer pension plan charges	—	11,701
Depreciation and amortization	31,284	30,619
Stock-based compensation expense	8,010	5,872
Undistributed loss of joint ventures	93	42,308
Long-term retirement benefit obligations	(13,279)	(14,738)
Uncertain tax positions	160	121
Other-net	1,577	5,809
Changes in operating assets and liabilities:
Accounts receivable-net	47,802	57,223
Other current assets	3,040	(19,934)
Accounts payable, accrued payroll and other liabilities	(20,353)	(78,595)
Unexpired subscriptions	12,453	2,628
Net cash provided by operating activities	99,461	40,791
Cash flows from investing activities
Purchases of marketable securities	(245,033)	(34,912)
Maturities of marketable securities	277,499	316,515
Cash distribution from corporate-owned life insurance	—	38,000
Business acquisitions	—	(12,250)
Purchase of investments – net of proceeds	(163)	(1,350)
Change in restricted cash	7,014	521
Capital expenditures	(21,411)	(14,592)
Other-net	199	(380)
Net cash provided by investing activities	18,105	291,552
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(276)	(322)
Dividends paid	(12,969)	(12,937)
Capital shares:
Stock issuances	2,706	93
Repurchases	—	(15,684)
Share-based compensation tax withholding	(3,803)	(9,287)
Net cash used in financing activities	(14,342)	(38,137)
Net increase in cash and cash equivalents	103,224	294,206
Effect of exchange rate changes on cash	226	80
Cash and cash equivalents at the beginning of the period	100,692	105,776
Cash and cash equivalents at the end of the period	$204,142	$400,062
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 25, 2017 and December 25, 2016, and the results of operations and cash flows of the Company for the periods ended June 25, 2017 and June 26, 2016. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 25, 2016. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of June 25, 2017, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016, have not changed materially.
As of the second quarter of 2017, the Company has renamed “circulation revenues” as “subscription revenues.” Subscription revenues consist of revenues from subscriptions to our print and digital products (including our news products and Crossword product), as well as single-copy sales of our print products (which comprise approximately 10% of these revenues). These revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
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
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, we recognized excess tax windfalls in income tax expense rather than additional paid-in capital of $1.6 million and $0.1 million for the quarter and six months ended June 25, 2017, respectively. Excess tax shortfalls and/or windfalls for share-based payments are now included in net cash from operating activities rather than net cash from financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Additionally, the presentation of employee taxes paid to taxing authorities for share-based transactions are now included in net cash from financing activities rather than net cash from operating activities. This change was applied retrospectively and as a result, we reclassified $9.3 million for the six months ended June 26, 2016 in our Condensed Statement of Cash Flows from operating activities to financing activities. No other material changes resulted from the adoption of this standard.
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
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.
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
Based upon our initial evaluation, we do not expect the adoption of ASU 2014-09 to have a material effect on our financial condition or results of operations. While we continue to evaluate the impact of the new revenue guidance, we currently believe that the most significant changes will be primarily related to how we account for certain licensing arrangements in the other revenue category. However, preliminary assessments may be subject to change.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. MARKETABLE SECURITIES
Our marketable debt securities consisted of the following:

(In thousands)	June 25, 2017	December 25, 2016
Short-term marketable securities
U.S Treasury securities	$111,222	$150,623
Corporate debt securities	178,869	150,599
U.S. governmental agency securities	50,488	64,135
Certificates of deposit	11,102	—
Commercial paper	30,888	84,178
Total short-term marketable securities	$382,569	$449,535
Long-term marketable securities
U.S. governmental agency securities	$107,692	$110,732
Corporate debt securities	64,076	61,775
U.S Treasury securities	48,940	14,792
Total long-term marketable securities	$220,708	$187,299
As of June 25, 2017, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 32 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
On June 29, 2017, our Board of Directors approved a change to the Company’s cash reserve investment policy to allow the Company to sell marketable securities prior to maturity. Beginning in the third quarter of 2017, the Company will reclassify all marketable securities from held to maturity to available for sale. If the marketable securities were classified as available for sale as of June 25, 2017, the Company would have recorded approximately a $1 million net unrecognized loss in other comprehensive income.
NOTE 4. GOODWILL AND INTANGIBLES
In 2016, the Company acquired two digital marketing agencies, HelloSociety, LLC and Fake Love, LLC for an aggregate of $15.4 million in separate all-cash transactions. Also in 2016, the Company acquired Submarine Leisure Club, Inc., which owns the product review and recommendation websites The Wirecutter and The Sweethome, in an all-cash transaction. We paid $25.0 million, including a payment made for a non-compete agreement, and also entered into a consulting agreement and retention agreements that will likely require payments over the three years following the acquisition.
The Company allocated the purchase prices for these acquisitions based on the final valuation of assets acquired and liabilities assumed, resulting in allocations to goodwill, intangibles, property, plant and equipment and other miscellaneous assets.
The aggregate carrying amount of intangible assets of $9.1 million related to these acquisitions has been included in “Miscellaneous Assets” in our Condensed Consolidated Balance Sheets. The estimated useful lives for these assets range from 3 to 7 years and are amortized on a straight-line basis.
The changes in the carrying amount of goodwill as of June 25, 2017, and since December 25, 2016, were as follows:

(In thousands)	Total Company
Balance as of December 25, 2016	$134,517
Measurement period adjustment (1)	(198)
Foreign currency translation	4,476
Balance as of June 25, 2017	$138,795
(1)Includes measurement period adjustment in connection with Submarine Leisure Club, Inc. acquisition.
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. INVESTMENTS
Equity Method Investments
As of June 25, 2017, our investments in joint ventures totaled $16.7 million and we had equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
Women in the World Media, LLC	30%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine, and Women in the World Media, LLC, a live-event conference business.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary which owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. The paper mill was closed in May 2016. During the first quarter of 2016, we recognized a $41.4 million loss from joint ventures related to the closure. Our proportionate share of the loss was reduced by the 20% noncontrolling interest. As a result of the mill closure, we wrote our investment down to zero. As of June 25, 2017, we had a liability of $29.2 million, reflecting our share of the losses incurred to date from the closure. These amounts are presented in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
The Company’s joint venture in Madison is currently being liquidated. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. On July 31, 2017, Madison sold substantially all of the remaining assets at the mill site (which consisted of hydro power assets). We expect to recognize a gain of approximately $20 to $25 million in the third quarter of 2017 related to this sale, which will reduce our liability accordingly.
The following table presents summarized income statement information for Madison, which follows a calendar year:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$—	$15,371	$—	$40,550
Costs and expenses:
Cost of sales	(118)	(17,654)	(1,172)	(66,589)
General and administrative	(528)	(2,416)	(554)	(65,517)
	(646)	(20,070)	(1,726)	(132,106)
Operating loss	(646)	(4,699)	(1,726)	(91,556)
Other (expense)/income	(4)	1	(6)	2
Net loss	$(650)	$(4,698)	$(1,732)	$(91,554)
We received no distributions from our equity method investments during the quarters and six months ended June 25, 2017 and June 26, 2016.
We purchase newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. Such purchases totaled approximately $2.4 million and $3.6 million for the second quarters ended June 25, 2017, and June 26, 2016, respectively, and approximately $5.4 million and $6.6 million for the six-month periods ended June 25, 2017, and June 26, 2016, respectively.
Cost Method Investments
The aggregate carrying amounts of cost method investments included in “Miscellaneous assets’’ in our Condensed Consolidated Balance Sheets were $13.7 million and $13.6 million for June 25, 2017 and December 25, 2016, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. DEBT OBLIGATIONS
Our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	June 25, 2017	December 25, 2016
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	$250,000	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	8,224	9,801
Total option to repurchase ownership interest in headquarters building in 2019	241,776	240,199
Capital lease obligations	6,792	6,779
Total long-term debt and capital lease obligations	$248,568	$246,978
See Note 8 for additional information regarding the fair value of our long-term debt.
“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Interest expense	$6,955	$10,020	$13,819	$19,942
Amortization of debt costs and discount on debt	778	1,191	1,578	2,444
Capitalized interest	(287)	(165)	(507)	(281)
Interest income	(2,313)	(1,949)	(4,432)	(4,182)
Total interest expense, net	$5,133	$9,097	$10,458	$17,923
NOTE 7. OTHER
Advertising Expenses
Advertising expenses incurred to promote our brand, subscription products and marketing services were $25.8 million and $20.1 million in the second quarters of 2017 and 2016, respectively and $59.4 million and $41.2 million in the first six months of 2017 and 2016, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $2.7 million in the second quarters of 2017 and 2016, respectively and $5.8 million and $5.7 million in the first six months of 2017 and 2016, respectively.
Headquarters Redesign and Consolidation
In December 2016, we announced plans to redesign our headquarters building, consolidate our space within a smaller number of floors and lease the remaining floors to third parties. We incurred $2.0 million and $4.4 million of total costs related to these measures in the second quarter and first six months of 2017, respectively. The capital expenditures related to these measures were approximately $10 million and $11 million in the second quarter and the first six months of 2017, respectively.
Severance Costs
On May 31, 2017, we announced certain measures in our newsroom designed to streamline our editing process and allow us to make further investments in our newsroom. These measures resulted in a workforce reduction affecting our newsroom. We recognized severance costs of $19.3 million in the second quarter of 2017 and $20.9 million in the first six months of 2017, substantially all of which were related to this workforce reduction, and we expect to incur up to approximately $6 million of additional costs in the second half of 2017 in connection with these measures. We recognized severance costs of $1.7 million in the second quarter of 2016 and $5.3 million in the first six months of 2016. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the second quarter of 2016, we announced certain measures to streamline our international print operations and support future growth efforts. These measures included a redesign of our international print newspaper and the relocation of certain editing and production operations currently conducted in Paris to our locations in Hong Kong and New York. During the second quarter of 2016, we incurred $11.9 million of total costs related to the measures, primarily related to relocation and severance charges.
We had a severance liability of $30.2 million and $23.2 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of June 25, 2017, and December 25, 2016, respectively. We anticipate most of the expenditures associated with the workforce reduction will be recognized within the next twelve months.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of June 25, 2017, and December 25, 2016:

(In thousands)	June 25, 2017				December 25, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$27,387	$27,387	$—	$—	$31,006	$31,006	$—	$—
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
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of June 25, 2017, the amortized cost was approximately $1 million more than the fair value. As of December 25, 2016, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $242 million as of June 25, 2017 and approximately $240 million as of December 25, 2016. The fair value of our long-term debt was approximately $287 million and $298 million as of June 25, 2017 and December 25, 2016, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	June 25, 2017			June 26, 2016
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,423	$—	$2,423	$2,248	$—	$2,248
Interest cost	15,594	1,956	17,550	16,573	2,034	18,607
Expected return on plan assets	(26,136)	—	(26,136)	(27,789)	—	(27,789)
Amortization of actuarial loss	7,353	1,088	8,441	7,068	1,053	8,121
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(1,252)	$3,044	$1,792	$(2,386)	$3,087	$701

	For the Six Months Ended
	June 25, 2017			June 26, 2016
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,846	$—	$4,846	$4,495	$—	$4,495
Interest cost	31,188	3,912	35,100	33,147	4,068	37,215
Expected return on plan assets	(52,272)	—	(52,272)	(55,579)	—	(55,579)
Amortization of actuarial loss	14,706	2,176	16,882	14,137	2,106	16,243
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension (income)/cost	$(2,504)	$6,088	$3,584	$(4,772)	$6,174	$1,402
During the first six months of 2017 and 2016, we made pension contributions of $3.8 million and $3.9 million, respectively, to certain qualified pension plans. We expect contributions to total approximately $8 million to satisfy funding requirements in 2017.
Multiemployer Plans
During the second quarter of 2016, we recorded a charge of $11.7 million related to a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision. See Note 14 for additional information with respect to the arbitration.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Service cost	$92	$104	$184	$208
Interest cost	470	495	940	990
Amortization of actuarial loss	905	1,026	1,810	2,052
Amortization of prior service credit	(1,938)	(2,110)	(3,877)	(4,220)
Net periodic postretirement benefit income	$(471)	$(485)	$(943)	$(970)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
The Company had income tax expense of $6.7 million and $17.5 million in the second quarter and first six months of 2017, respectively. The Company had income tax expense of $0.1 million in the second quarter of 2016 and an income tax benefit of $9.1 million in the first six months of 2016. The increase in income tax expense was primarily due to higher income from continuing operations in the second quarter and first six months of 2017.
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
For the quarter and six months ended June 25, 2017, $0.1 million of net income was allocated to 1 million shares of participating securities. Excluding this $0.1 million from the calculation of diluted earnings per share attributable to the Company’s common stockholders results in diluted earnings per share of $0.09 and $0.17 for the quarter and six months ended June 25, 2017, after rounding.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 2 million in the second quarter and first six months of 2017 and approximately 6 million in the second quarter and first six months of 2016.
There were no anti-dilutive restricted stock units or stock-settled long-term incentive compensation awards excluded from the computation of diluted earnings per share in the second quarter and first six months of 2017. The number of restricted stock units and stock-settled long-term incentive compensation awards excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 2 million in the second quarter and first six months of 2016.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2016	$847,815	$(3,571)	$844,244
Net income/(loss)	28,780	(106)	28,674
Other comprehensive income, net of tax	11,555	—	11,555
Effect of issuance of shares	(1,096)	—	(1,096)
Dividends declared	(6,496)	—	(6,496)
Stock-based compensation	7,145	—	7,145
Balance as of June 25, 2017	$887,703	$(3,677)	$884,026

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 27, 2015	$826,751	$1,704	$828,455
Net loss	(8,482)	(5,596)	(14,078)
Other comprehensive income, net of tax	9,029	—	9,029
Effect of issuance of shares	(9,194)	—	(9,194)
Share repurchases	(15,056)	—	(15,056)
Dividends declared	(6,445)	—	(6,445)
Stock-based compensation	6,440	—	6,440
Balance as of June 26, 2016	$803,043	$(3,892)	$799,151
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of June 25, 2017, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of June 25, 2017:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 25, 2016	$(1,822)	$(477,994)	$(479,816)
Other comprehensive income before reclassifications, before tax(1)	5,071	—	5,071
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	13,841	13,841
Income tax expense(1)	1,885	5,472	7,357
Net current-period other comprehensive income, net of tax	3,186	8,369	11,555
Balance as of June 25, 2017	$1,364	$(469,625)	$(468,261)

(1)	All amounts are shown net of noncontrolling interest.
The following table summarizes the reclassifications from AOCI for the six months ended June 25, 2017:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(4,850)	Selling, general & administrative costs
Amortization of actuarial loss(1)	18,691	Selling, general & administrative costs
Total reclassification, before tax(2)	13,841
Income tax expense	5,472	Income tax (benefit)/expense
Total reclassification, net of tax	$8,369

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the six months ended June 25, 2017.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times, NYTimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from subscriptions and advertising. Other revenues consist primarily of revenues from news services/syndication, digital archives, building rental income, NYT Live (our live events business), e-commerce and affiliate referrals.
NOTE 14. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $17.9 million and $24.9 million of restricted cash as of June 25, 2017 and December 25, 2016, respectively, the majority of which is set aside to collateralize workers’ compensation obligations.
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
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. In June 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred, including concluding that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. In July 2017, the arbitrator issued a final award and opinion. The Company plans to appeal the arbitrator’s decision.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of June 25, 2017, we have paid $13.5 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling. The Company recognized $0.1 million and $0.2 million of expense for the second quarter and six months ended June 25, 2017, respectively. The Company recognized $13.3 million and $15.1 million of expense (inclusive of a special item of $11.7 million) for the second quarter and six months ended June 26, 2016, respectively.
The Company had a liability of $8.1 million as of June 25, 2017, related to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
NEMG T&G, Inc.
The Company was involved in class action litigation brought on behalf of individuals who, from 2006 to 2011, delivered newspapers at NEMG T&G, Inc., a subsidiary of the Company (“T&G”). T&G was a part of the New England Media Group, which the Company sold in 2013. The plaintiffs asserted several claims against T&G, including a challenge to their classification as independent contractors, and sought unspecified damages. In December 2016, the Company reached a settlement with respect to the claims, which was approved by the court in May 2017. As a result of the settlement, the Company recorded a charge of $3.7 million in the fourth quarter of 2016 within discontinued operations.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. SUBSEQUENT EVENT
On June 29, 2017, our Board of Directors approved a dividend of $0.04 per share on our Class A and Class B common stock that was paid on July 27, 2017, to all stockholders of record as of the close of business on July 12, 2017. Our Board of Directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition and other relevant factors.
On July 19, 2017, the arbitrator in the ongoing arbitration matter involving in the NMDU Fund issued a final award and opinion. See Note 14 for additional information on this matter.
On July 31, 2017, Madison, a partnership in which the Company has an investment through a subsidiary, sold substantially all of the remaining assets at its mill site (which consisted of hydro power assets). See Note 5 for additional information on this sale and the Company’s joint venture investment in Madison.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, print and digital products and investments. We have one reportable segment with businesses that include our newspapers, websites, mobile applications and related businesses.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archives, building rental income, NYT Live (our live events business), e-commerce and affiliate referrals. Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These supplemental non-GAAP financial performance measures exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “—Results of Operations—Non-GAAP Financial Measures.”
Financial Highlights
For the second quarter of 2017, diluted earnings per share from continuing operations were $0.09, compared with $0.00 for the second quarter of 2016. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.18 and $0.11 for the second quarters of 2017 and 2016, respectively.
The Company had an operating profit of $27.7 million in the second quarter of 2017, compared with $9.1 million for the second quarter of 2016. The increase was largely due to two special items (discussed below) recorded in the second quarter of 2016. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $67.1 million and $54.5 million for the second quarters of 2017 and 2016, respectively.
Total revenues increased 9.2% to $407.1 million in the second quarter of 2017 from $372.6 million in the second quarter of 2016, primarily driven by increases in digital and print subscription revenue, as well as digital advertising revenue, partially offset by a decrease in print advertising revenue.
Subscription revenues increased 13.9% in the second quarter of 2017 compared with the second quarter of 2016, primarily due to significant growth in the number of subscriptions to the Company’s digital subscription products, as well as the 2017 increase in home-delivery prices for The New York Times newspaper, which more than offset a decline in print copies sold. Revenue from our digital-only subscriptions (which includes news product and Crossword product subscriptions) increased 46.4% in the second quarter of 2017 compared with the second quarter of 2016.
Paid digital-only subscriptions totaled approximately 2,333,000 at the end of the second quarter of 2017, a 63.4% increase compared with the end of the second quarter of 2016.
Total advertising revenues increased 0.8% in the second quarter of 2017 compared with the second quarter of 2016, reflecting a 22.5% increase in digital advertising revenues, partially offset by a 10.5% decrease in print advertising revenues. The increase in digital advertising revenues primarily reflected increases in revenue from our smartphone platform, our programmatic channels and branded content, partially offset by a decrease in traditional website display advertising. The decrease in print advertising revenues was driven by a decline in display advertising, primarily in the luxury, real estate, technology, telecommunications and travel categories.
Other revenues increased 12.8% in the second quarter of 2017 compared with the second quarter of 2016, largely due to affiliate referral revenue associated with the product review and recommendation websites, The Wirecutter and The Sweethome, which the Company acquired in October 2016. The increase was partially offset by lower revenue from fewer conferences held in the second quarter of 2017 compared with the second quarter of 2016.
Operating costs increased in the second quarter of 2017 to $377.4 million from $339.9 million in the second quarter of 2016, largely due to severance expense associated with workforce reductions as well as higher compensation, marketing costs and costs from acquired companies, which were partially offset by lower print production and distribution costs and savings in international operations. Operating costs before depreciation, amortization, severance and non-operating retirement costs (or “adjusted operating costs,” a non-GAAP measure) increased in the second quarter of 2017 to $340.0 million from $318.2 million in the second quarter of 2016.

Non-operating retirement costs decreased to $3.0 million during the second quarter of 2017 from $5.0 million in the second quarter of 2016 due to lower multiemployer pension plan withdrawal expense.
On May 31, 2017, we announced certain measures in our newsroom designed to streamline our editing process and allow us to make further investments in our newsroom. These measures resulted in a workforce reduction affecting our newsroom. We recognized severance costs of $19.3 million in the second quarter of 2017, substantially all of which were related to this workforce reduction, and we expect to incur up to approximately $6 million of additional costs in the second half of 2017 in connection with these measures.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Revenues
Subscription	$250,037	$219,480	13.9%	$492,412	$437,474	12.6%
Advertising	132,234	131,155	0.8%	262,262	270,835	(3.2)%
Other	24,803	21,995	12.8%	51,204	43,836	16.8%
Total revenues	407,074	372,630	9.2%	805,878	752,145	7.1%
Operating costs
Production costs:
Wages and benefits	88,565	90,630	(2.3)%	179,343	183,101	(2.1)%
Raw materials	15,813	17,012	(7.0)%	32,743	34,887	(6.1)%
Other	44,907	45,075	(0.4)%	90,435	92,591	(2.3)%
Total production costs	149,285	152,717	(2.2)%	302,521	310,579	(2.6)%
Selling, general and administrative costs	213,004	172,069	23.8%	411,008	350,315	17.3%
Depreciation and amortization	15,131	15,147	(0.1)%	31,284	30,619	2.2%
Total operating costs	377,420	339,933	11.0%	744,813	691,513	7.7%
Headquarters redesign and consolidation	1,985	—	*	4,387	—	*
Restructuring charge	—	11,855	*	—	11,855	*
Multiemployer pension withdrawal expense	—	11,701	*	—	11,701	*
Operating profit	27,669	9,141	*	56,678	37,076	52.9%
Loss from joint ventures	(266)	(412)	*	(93)	(42,308)	*
Interest expense, net	5,133	9,097	(43.6)%	10,458	17,923	(41.7)%
Income/(loss) from continuing operations before income taxes	22,270	(368)	*	46,127	(23,155)	*
Income tax expense/(benefit)	6,711	124	*	17,453	(9,077)	*
Net income/(loss)	15,559	(492)	*	28,674	(14,078)	*
Net loss attributable to the noncontrolling interest	40	281	(85.8)%	106	5,596	(98.1)%
Net income/(loss) attributable to The New York Times Company common stockholders	$15,599	$(211)	*	$28,780	$(8,482)	*

*	Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
As of the second quarter of 2017, the Company has renamed “circulation revenues” as “subscription revenues.” Subscription revenues consist of revenues from subscriptions to our print and digital products (including our news products and Crossword product), as well as single-copy sales of our print products (which comprise approximately 10% of these revenues). These revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 13.9% in the second quarter and 12.6% in the first six months of 2017 compared with the same prior-year periods, primarily due to significant growth in the number of subscriptions to the Company’s digital subscription products, as well as the 2017 increase in home-delivery prices for The New York Times newspaper, which more than offset a decline in print copies sold. Revenues from our digital-only news subscriptions (including e-readers and replica editions) were $79.3 million in the second quarter of 2017 and $152.2 million in the first six months of 2017, an increase of 46.5% and 43.3% from the second quarter and first six months of 2016, respectively.
The following table summarizes digital-only subscription revenues for the second quarters and first six months of 2017 and 2016:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Digital-only subscription revenues:
Digital-only news product subscription revenues	$79,300	$54,126	46.5%	$152,161	$106,201	43.3%
Digital Crossword product subscription revenues	3,243	2,272	42.7%	6,199	4,370	41.9%
Total digital-only subscription revenues	$82,543	$56,398	46.4%	$158,360	$110,571	43.2%
The following table summarizes digital-only subscriptions as of the end of the second quarters of 2017 and 2016:

	For the Quarters Ended
(In thousands)	June 25, 2017	June 26, 2016	% Change
Digital-only subscriptions(1):
Digital-only news product subscriptions	2,027	1,216	66.7%
Digital Crossword product subscriptions	306	212	44.3%
Total digital-only subscriptions	2,333	1,428	63.4%

(1)	Reflects certain immaterial prior-period corrections.
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

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	June 25, 2017			June 26, 2016			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$68,499	$44,485	$112,984	$77,320	$39,126	$116,446	(11.4)%	13.7%	(3.0)%
Classified and Other	8,557	10,693	19,250	8,792	5,917	14,709	(2.7)%	80.7%	30.9%
Total advertising	$77,056	$55,178	$132,234	$86,112	$45,043	$131,155	(10.5)%	22.5%	0.8%

	For the Six Months Ended
	June 25, 2017			June 26, 2016			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$140,126	$87,461	$227,587	$165,957	$76,510	$242,467	(15.6)%	14.3%	(6.1)%
Classified and Other	17,287	17,388	34,675	18,054	10,314	28,368	(4.2)%	68.6%	22.2%
Total advertising	$157,413	$104,849	$262,262	$184,011	$86,824	$270,835	(14.5)%	20.8%	(3.2)%

Print advertising revenues, which represented 58.3% of total advertising revenues for the second quarter of 2017 and 60.0% of total advertising revenues for the first six months of 2017, declined 10.5% to $77.1 million in the second quarter of 2017 and 14.5% to $157.4 million in the first six months of 2017, compared with $86.1 million and $184.0 million, respectively, in the same prior-year periods. The decrease in both periods was driven by a decline in display advertising, primarily in the luxury, real estate, technology, telecommunications and travel categories.
Digital advertising revenues, which represented 41.7% of total advertising revenues for the second quarter of 2017 and 40.0% of total advertising revenues for the first six months of 2017, increased 22.5% to $55.2 million in the second quarter of 2017 and 20.8% to $104.8 million in the first six months of 2017, respectively, compared with $45.0 million and $86.8 million, respectively, in the same prior-year periods. The increase in both periods primarily reflected increases in revenue from our smartphone platform, our programmatic channels and branded content, partially offset by a decrease in traditional website display advertising.
Classified and Other advertising revenues increased 30.9% in the second quarter of 2017 and 22.2% in the first six months of 2017, compared with the same prior-year periods, due to an increase in digital creative services fees.
Other Revenues
Other revenues primarily consist of revenues from news services/syndication, digital archives, building rental income, our NYT Live business, e-commerce and affiliate referrals.
Other revenues increased 12.8% in the second quarter of 2017 and 16.8% in the first six months of 2017, compared with the same prior-year periods, largely due to affiliate referral revenue associated with our acquisition of the product review and recommendation websites, The Wirecutter and The Sweethome, which the Company acquired in October 2016, partially offset by lower revenue from fewer conferences held in the second quarter of 2017 compared with the second quarter of 2016.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Production costs:
Wages and benefits	$88,565	$90,630	(2.3)%	$179,343	$183,101	(2.1)%
Raw materials	15,813	17,012	(7.0)%	32,743	34,887	(6.1)%
Other	44,907	45,075	(0.4)%	90,435	92,591	(2.3)%
Total production costs	149,285	152,717	(2.2)%	302,521	310,579	(2.6)%
Selling, general and administrative costs	213,004	172,069	23.8%	411,008	350,315	17.3%
Depreciation and amortization	15,131	15,147	(0.1)%	31,284	30,619	2.2%
Total operating costs	$377,420	$339,933	11.0%	$744,813	$691,513	7.7%
Production Costs
Production costs include items such as labor costs, raw materials, and machinery and equipment expenses related to news-gathering and production activity, as well as costs related to producing branded content.
Production costs decreased in the second quarter of 2017 compared with the second quarter of 2016, driven by a decrease in wage and benefits ($2.1 million) and raw materials ($1.2 million). Raw materials expense decreased due to lower newsprint and magazine paper consumption, partially offset by higher newsprint pricing.
Production costs decreased in the first six months of 2017 compared with the first six months of 2016, driven by a decrease in wage and benefits ($3.8 million), other expenses ($2.2 million), and raw materials ($2.1 million). Other expenses decreased primarily as a result of lower outside printing expenses. Raw materials expense decreased due to lower newsprint and magazine paper consumption, partially offset by higher newsprint pricing.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs increased in the second quarter of 2017 compared with the second quarter of 2016, primarily due to an increase in severance ($17.6 million), compensation costs ($14.2 million) and promotion and marketing costs ($6.1 million). Severance costs increased due to a workforce reduction. Compensation costs increased primarily as a result of an increase in variable compensation expenses and increased hiring to support digital growth initiatives. Promotion and marketing costs increased due to increased spending to promote our brand and subscription business.
Selling, general and administrative costs increased in the first six months of 2017 compared with the first six months of 2016, primarily due to an increase in compensation costs ($20.8 million), promotion and marketing costs ($18.9 million) and severance ($15.6 million). Compensation costs increased primarily as a result of an increase in variable compensation expenses and increased hiring to support digital growth initiatives. Promotion and marketing costs increased due to increased spending to promote our brand and subscription business. Severance costs increased due to a workforce reduction.
Depreciation and Amortization
Depreciation and amortization costs were flat in the second quarter of 2017 compared with the same prior-year period.
Depreciation and amortization costs increased in the first six months of 2017 compared with the same prior-year period, primarily due to the Company’s acquisitions of digital marketing agencies, Hello Society and Fake Love, and product review and recommendation websites, The Wirecutter and The Sweethome.
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
The special items in 2017 consisted of a $2.0 million pre-tax expense ($1.2 million after tax or $.01 per share) in the second quarter and a $2.4 million pre-tax expense ($1.4 million after tax or $.01 per share) in the first quarter, related to the planned redesign and consolidation of space in our headquarters building.
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
Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures are set out in the tables below.

Reconciliation of diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items (or adjusted diluted earnings per share from continuing operations)

	For the Quarters Ended			For the Six Months Ended
	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Diluted earnings/(loss) per share from continuing operations	$0.09	$—	*	$0.17	$(0.05)	*
Add:
Severance	0.12	0.01	*	0.13	0.03	*
Non-operating retirement costs	0.02	0.03	(33.3)%	0.04	0.06	(33.3)%
Special items:
Headquarters redesign and consolidation	0.02	—	*	0.03	—	*
Restructuring charge	—	0.07	*	—	0.07	*
Multiemployer pension plan withdrawal expense	—	0.07	*	—	0.07	*
Loss from joint ventures, net of noncontrolling interest	—	—	*	—	0.21	*
Income tax expense of adjustments	(0.07)	(0.08)	(12.5)%	(0.08)	(0.18)	(55.6)%
Adjusted diluted earnings per share from continuing operations (1)	$0.18	$0.11	63.6%	$0.29	$0.21	38.1%

(1)	Amounts may not add due to rounding.

*	Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Operating profit	$27,669	$9,141	*	$56,678	$37,076	52.9%
Add:
Depreciation & amortization	15,131	15,147	(0.1)%	31,284	30,619	2.2%
Severance	19,254	1,656	*	20,854	5,256	*
Non-operating retirement costs	3,040	4,967	(38.8)%	6,543	9,503	(31.1)%
Special items:
Headquarters redesign and consolidation	1,985	—	*	4,387	—	*
Restructuring charge	—	11,855	*	—	11,855	*
Multiemployer pension plan withdrawal expense	—	11,701	*	—	11,701	*
Adjusted operating profit	$67,079	$54,467	23.2%	$119,746	$106,010	13.0%

*	Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	% Change	June 25, 2017	June 26, 2016	% Change
Operating costs	$377,420	$339,933	11.0%	$744,813	$691,513	7.7%
Less:
Depreciation & amortization	15,131	15,147	(0.1)%	31,284	30,619	2.2%
Severance	19,254	1,656	*	20,854	5,256	*
Non-operating retirement costs	3,040	4,967	(38.8)%	6,543	9,503	(31.1)%
Adjusted operating costs	$339,995	$318,163	6.9%	$686,132	$646,135	6.2%

*	Represents a change equal to or in excess of 100% or not meaningful

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 25, 2017, we had cash, cash equivalents and short- and long-term marketable securities of $807.4 million and total debt and capital lease obligations of $248.6 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $558.8 million. Our cash and investment balances have increased since the end of 2016, primarily due to higher overall revenue, partially offset by variable compensation payments of approximately $41 million.
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of June 25, 2017, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison Paper Industries, which previously operated a supercalendered paper mill in Maine (“Madison”). The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. The paper mill was closed in May 2016. The Company’s joint venture in Madison is currently being liquidated. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. On July 31, 2017, Madison sold substantially all of the remaining assets at the mill site (which consisted of hydro power assets). We expect to recognize a gain of approximately $20 to $25 million in the third quarter of 2017 related to this sale, which will reduce our liability accordingly. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 25, 2017	June 26, 2016	% Change
Operating activities	$99,461	$40,791	*
Investing activities	$18,105	$291,552	(93.8)%
Financing activities	$(14,342)	$(38,137)	(62.4)%
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in the first six months of 2017 compared with the same prior-year period due to increased accruals related to the recent workforce reduction and lower income tax and variable compensation payments in 2017.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash, acquisitions of new businesses and investments.

Net cash provided by investing activities in the first six months of 2017 was primarily related to maturities of marketable securities, partially offset by purchases of marketable securities and capital expenditures.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, the payment of long-term debt and capital lease obligations and share-based compensation tax withholding.
Net cash used in financing activities in the first six months of 2017 was primarily related to dividend payments of $13.0 million and share-based compensation tax withholding of $3.8 million, partially offset by stock issuances of $2.7 million.
Restricted Cash
We were required to maintain $17.9 million of restricted cash as of June 25, 2017 and $24.9 million as of December 25, 2016, the majority of which is set aside to collateralize workers’ compensation obligations.
Third-Party Financing
As of June 25, 2017, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 6 for information regarding our total debt and capital lease obligations. See Note 8 for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016. Other than the renaming of “circulation revenues” as “subscription revenues” as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 25, 2017, our critical accounting policies have not changed from December 25, 2016.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016. As of June 25, 2017, our contractual obligations and off-balance sheet arrangements have not changed materially from December 25, 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 25, 2016, details our disclosures about market risk. As of June 25, 2017, there were no material changes in our market risks from December 25, 2016.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 25, 2017. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 25, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 30, 2017 we issued 1,800 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
March 27, 2017 - April 30, 2017	—	—	—	$16,236,612
May 1, 2017 - May 28, 2017	—	—	—	$16,236,612
May 29, 2017 - June 25, 2017	—	—	—	$16,236,612
Total for the second quarter of 2017	—	—	—	$16,236,612

(1)
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the second quarter of 2017. As of June 25, 2017, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

Item 5. Other Information
As previously disclosed in a Current Report on Form 8-K filed April 19, 2017, at the Company’s 2017 Annual Meeting of Stockholders, the Class B common stockholders voted on an advisory resolution regarding the frequency of future advisory votes on compensation of the Company’s named executive officers, voting in favor of an annual frequency. Consistent with the result of this advisory vote, the Company’s Board of Directors has determined that the Company will hold an annual advisory vote until the next advisory vote on the frequency of stockholder votes on executive compensation.
Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 1, 2017	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 25, 2017

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