Form 10-Q
period 2017-09-24
NEW YORK TIMES CO
filed 2017-11-01
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 27, 2017 (exclusive of treasury shares):

Class A Common Stock	161,394,059	shares
Class B Common Stock	808,763	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as September 24, 2017 (unaudited) and December 25, 2016	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 24, 2017 and September 25, 2016	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 24, 2017 and September 25, 2016	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 24, 2017 and September 25, 2016	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures about Market Risk	30
Item	4	Controls and Procedures	31

PART II		Other Information	32
Item	1	Legal Proceedings	32
Item	1A	Risk Factors	32
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item	6	Exhibits	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 24, 2017	December 25, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$244,667	$100,692
Short-term marketable securities	336,442	449,535
Accounts receivable (net of allowances of $13,838 in 2017 and $16,815 in 2016)	142,323	197,355
Prepaid expenses	17,869	15,948
Other current assets	26,462	32,648
Total current assets	767,763	796,178
Other assets
Long-term marketable securities	241,782	187,299
Investments in joint ventures	20,472	15,614
Property, plant and equipment (less accumulated depreciation and amortization of $945,416 in 2017 and $903,736 in 2016)	618,835	596,743
Goodwill	143,171	134,517
Deferred income taxes	290,473	301,342
Miscellaneous assets	156,462	153,702
Total assets	$2,238,958	$2,185,395
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 24, 2017	December 25, 2016
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$116,724	$104,463
Accrued payroll and other related liabilities	90,651	96,463
Unexpired subscriptions	76,886	66,686
Accrued expenses and other	134,411	131,125
Total current liabilities	418,672	398,737
Other liabilities
Long-term debt and capital lease obligations	249,375	246,978
Pension benefits obligation	518,395	558,790
Postretirement benefits obligation	55,107	57,999
Other	78,735	78,647
Total other liabilities	901,612	942,414
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2017 – 170,220,136; 2016 – 169,206,879 (including treasury shares: 2017 – 8,870,801; 2016 – 8,870,801)	17,022	16,921
Class B – convertible – authorized and issued shares: 2017 – 810,933; 2016 – 816,632 (including treasury shares: 2017 – none; 2016 – none)	81	82
Additional paid-in capital	159,830	149,928
Retained earnings	1,373,478	1,331,911
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	5,571	(1,822)
Funded status of benefit plans	(465,440)	(477,994)
Net unrealized loss on available-for-sale securities	(653)	—
Total accumulated other comprehensive loss, net of income taxes	(460,522)	(479,816)
Total New York Times Company stockholders’ equity	918,678	847,815
Noncontrolling interest	(4)	(3,571)
Total stockholders’ equity	918,674	844,244
Total liabilities and stockholders’ equity	$2,238,958	$2,185,395
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(13 weeks)		(39 weeks)
Revenues
Subscription	$246,638	$217,099	$739,050	$654,573
Advertising	113,633	124,898	375,895	395,733
Other	25,364	21,550	76,568	65,386
Total revenues	385,635	363,547	1,191,513	1,115,692
Operating costs
Production costs:
Wages and benefits	89,866	91,041	269,209	274,142
Raw materials	15,718	18,228	48,461	53,115
Other	44,336	47,347	134,771	139,938
Total production costs	149,920	156,616	452,441	467,195
Selling, general and administrative costs	184,483	184,596	595,491	534,911
Depreciation and amortization	15,677	15,384	46,961	46,003
Total operating costs	350,080	356,596	1,094,893	1,048,109
Headquarters redesign and consolidation	2,542	—	6,929	—
Restructuring charge	—	2,949	—	14,804
Multiemployer pension plan withdrawal expense	—	(4,971)	—	6,730
Operating profit	33,013	8,973	89,691	46,049
Gain/(loss) from joint ventures	31,557	463	31,464	(41,845)
Interest expense, net	4,660	9,032	15,118	26,955
Income/(loss) from continuing operations before income taxes	59,910	404	106,037	(22,751)
Income tax expense/(benefit)	23,420	121	40,873	(8,956)
Income/(loss) from continuing operations	36,490	283	65,164	(13,795)
Loss from discontinued operations, net of income taxes	488	—	488	—
Net income/(loss)	36,002	283	64,676	(13,795)
Net (income)/loss attributable to the noncontrolling interest	(3,673)	123	(3,567)	5,719
Net income/(loss) attributable to The New York Times Company common stockholders	$32,329	$406	$61,109	$(8,076)
Average number of common shares outstanding:
Basic	162,173	161,185	161,798	161,092
Diluted	164,405	162,945	164,005	161,092
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.20	$—	$0.38	$(0.05)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income/(loss)	$0.20	$—	$0.38	$(0.05)
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(13 weeks)		(39 weeks)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.20	$—	$0.37	$(0.05)
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income/(loss)	$0.20	$—	$0.37	$(0.05)
Dividends declared per share	$0.08	$0.08	$0.12	$0.12
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(13 weeks)		(39 weeks)
Net income/(loss)	$36,002	$283	$64,676	$(13,795)
Other comprehensive income, before tax:
Income on foreign currency translation adjustments	6,099	604	11,170	2,110
Pension and postretirement benefits obligation	6,921	6,552	20,762	19,655
Net unrealized loss on available-for-sale securities	(1,081)	—	(1,081)	—
Other comprehensive income, before tax	11,939	7,156	30,851	21,765
Income tax expense	4,200	2,912	11,557	8,492
Other comprehensive income, net of tax	7,739	4,244	19,294	13,273
Comprehensive income/(loss)	43,741	4,527	83,970	(522)
Comprehensive (income)/loss attributable to the noncontrolling interest	(3,673)	123	(3,567)	5,719
Comprehensive income attributable to The New York Times Company common stockholders	$40,068	$4,650	$80,403	$5,197
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 24, 2017	September 25, 2016
	(39 weeks)
Cash flows from operating activities
Net income/(loss)	$64,676	$(13,795)
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charge	—	14,804
Multiemployer pension plan charges	—	11,701
Depreciation and amortization	46,961	46,003
Stock-based compensation expense	10,927	8,561
Undistributed (gain)/loss of joint ventures	(31,464)	41,845
Long-term retirement benefit obligations	(21,897)	(22,366)
Uncertain tax positions	139	53
Other-net	2,609	8,257
Changes in operating assets and liabilities:
Accounts receivable-net	55,032	54,591
Other assets	(1,761)	(21,926)
Accounts payable, accrued payroll and other liabilities	12,473	(45,546)
Unexpired subscriptions	10,200	3,461
Net cash provided by operating activities	147,895	85,643
Cash flows from investing activities
Purchases of marketable securities	(398,246)	(514,809)
Maturities of marketable securities	454,022	522,655
Cash distribution from corporate-owned life insurance	—	38,000
Business acquisitions	—	(15,410)
Purchase of investments – net of proceeds	(422)	(1,840)
Change in restricted cash	7,014	3,816
Capital expenditures	(47,831)	(21,820)
Other-net	1,070	(380)
Net cash provided by investing activities	15,607	10,212
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(414)	(460)
Dividends paid	(19,483)	(19,416)
Capital shares:
Stock issuances	4,142	273
Repurchases	—	(15,684)
Share-based compensation tax withholding	(3,984)	(9,572)
Net cash used in financing activities	(19,739)	(44,859)
Net increase in cash and cash equivalents	143,763	50,996
Effect of exchange rate changes on cash	212	166
Cash and cash equivalents at the beginning of the period	100,692	105,776
Cash and cash equivalents at the end of the period	$244,667	$156,938
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 24, 2017 and December 25, 2016, and the results of operations and cash flows of the Company for the periods ended September 24, 2017 and September 25, 2016. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 25, 2016. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of September 24, 2017, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016, have not changed:
Marketable Securities
We have investments in marketable debt securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. Historically, we have accounted for all marketable securities as held-to-maturity (“HTM”) and stated at amortized cost as we had the intent and ability to hold our marketable debt securities until maturity. However, on June 29, 2017, our Board of Directors approved a change to the Company’s cash reserve investment policy to allow the Company to sell marketable securities prior to maturity. Beginning in the third quarter of 2017, the Company reclassified all marketable securities from HTM to available-for-sale (“AFS”).
Securities that we might not hold until maturity are classified as AFS securities and reported at fair value. Unrealized gains and losses, after applicable income taxes, are reported in accumulated other comprehensive income/(loss).
We conduct an other-than-temporary impairment (“OTTI”) analysis on a quarterly basis or more often if a potential loss-triggering event occurs. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For AFS securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses.
Other
As of the second quarter of 2017, the Company has renamed “circulation revenues” as “subscription revenues.” Subscription revenues consist of revenues from subscriptions to our print and digital products (including our news product, as well as Crossword and Cooking products), as well as single-copy sales of our print products (which comprise approximately 10% of these revenues). These revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
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
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, we recognized excess tax windfalls in income tax expense rather than additional paid-in capital of $0.1 million and $0.2 million for the quarter and nine months ended

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 24, 2017, respectively. Excess tax shortfalls and/or windfalls for share-based payments are now included in net cash from operating activities rather than net cash from financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. Additionally, the presentation of employee taxes paid to taxing authorities for share-based transactions are now included in net cash from financing activities rather than net cash from operating activities. This change was applied retrospectively and as a result, we reclassified $9.6 million for the nine months ended September 25, 2016 in our Condensed Statement of Cash Flows from operating activities to financing activities. No other material changes resulted from the adoption of this standard.
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
Since the changes required in ASU 2017-07 only change the Condensed Consolidated Statements of Operations classification of the components of net periodic benefit cost, no changes are expected to net income. Upon adoption of the ASU during the first quarter of 2018, the Company will separately present the components of net periodic benefit cost or income, excluding the service cost component, in non-operating expenses on a retrospective basis. The historical components of net periodic benefit cost are disclosed in the Company’s previously filed Quarterly Reports on Form 10-Q and its 2016 Annual Report on Form 10-K.
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.
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
NOTE 3. MARKETABLE SECURITIES
As noted in Note 2, the Company reclassified all marketable securities from HTM to AFS in the third quarter of 2017, following a change to the Company’s cash reserve investment policy that allows the Company to sell marketable securities prior to maturity. This change resulted in the recording of a $1.1 million net unrealized loss in other comprehensive income. The reclassification of the investment portfolio to AFS was made to provide increased flexibility in the use of our investments to support current operations.
The following table presents the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of September 24, 2017:

	September 24, 2017
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
U.S Treasury securities	$73,220	$—	$(45)	$73,175
Corporate debt securities	156,683	35	(79)	156,639
U.S. governmental agency securities	53,842	1	(89)	53,754
Certificates of deposit	20,403	—	—	20,403
Commercial paper	32,471	—	—	32,471
Total short-term AFS securities	$336,619	$36	$(213)	$336,442
Long-term AFS securities
U.S. governmental agency securities	$97,431	$2	$(616)	96,817
Corporate debt securities	97,583	21	(259)	97,345
U.S Treasury securities	47,672	—	(52)	47,620
Total long-term AFS securities	$242,686	$23	$(927)	$241,782

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the AFS securities as of September 24, 2017 that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 24, 2017
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
U.S Treasury securities	$73,175	$(45)	$—	$—	$73,175	$(45)
Corporate debt securities	101,648	(77)	2,500	(2)	104,148	(79)
U.S. governmental agency securities	42,490	(53)	8,964	(36)	51,454	(89)
Total short-term AFS securities	$217,313	$(175)	$11,464	$(38)	$228,777	$(213)
Long-term AFS securities
U.S. governmental agency securities	$47,620	$(312)	$—	(304)	$47,620	$(616)
Corporate debt securities	66,428	(196)	8,918	(63)	75,346	(259)
U.S Treasury securities	53,142	(52)	39,697	—	92,839	(52)
Total long-term AFS securities	$167,190	$(560)	$48,615	$(367)	$215,805	$(927)
We periodically review our AFS securities for OTTI. See Note 2 for factors we consider when assessing AFS securities for OTTI. As of September 24, 2017, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 24, 2017, we have recognized no OTTI loss.
The following table presents the amortized cost of our HTM securities as of December 25, 2016:

December 25, 2016
(In thousands)	Amortized Cost
Short-term HTM securities (1)
U.S Treasury securities	$150,623
Corporate debt securities	150,599
U.S. governmental agency securities	64,135
Commercial paper	84,178
Total short-term HTM securities	$449,535
Long-term HTM securities (1)
U.S. governmental agency securities	$110,732
Corporate debt securities	61,775
U.S Treasury securities	14,792
Total long-term HTM securities	$187,299
(1) All HTM securities were recorded at amortized cost and not adjusted to fair value in accordance with the HTM accounting treatment. As of December 25, 2016, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments.
As of September 24, 2017, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 34 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. GOODWILL AND INTANGIBLES
In 2016, the Company acquired two digital marketing agencies, HelloSociety, LLC and Fake Love, LLC for an aggregate of $15.4 million in separate all-cash transactions. Also in 2016, the Company acquired Submarine Leisure Club, Inc., which owned the product review and recommendation websites The Wirecutter and The Sweethome, in an all-cash transaction. We paid $25.0 million, including a payment made for a non-compete agreement, and also entered into a consulting agreement and retention agreements that will likely require payments over the three years following the acquisition.
The Company allocated the purchase prices for these acquisitions based on the final valuation of assets acquired and liabilities assumed, resulting in allocations to goodwill, intangibles, property, plant and equipment and other miscellaneous assets.
The aggregate carrying amount of intangible assets of $8.6 million related to these acquisitions has been included in “Miscellaneous Assets” in our Condensed Consolidated Balance Sheets. The estimated useful lives for these assets range from 3 to 7 years and are amortized on a straight-line basis.
The changes in the carrying amount of goodwill as of September 24, 2017, and since December 25, 2016, were as follows:

(In thousands)	Total Company
Balance as of December 25, 2016	$134,517
Measurement period adjustment (1)	(198)
Foreign currency translation	8,852
Balance as of September 24, 2017	$143,171
(1)Includes measurement period adjustment in connection with the Submarine Leisure Club, Inc. acquisition.
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
NOTE 5. INVESTMENTS
Equity Method Investments
As of September 24, 2017, our investments in joint ventures totaled $20.5 million and we had equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
We have investments in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, and Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine. In the third quarter of 2017, we sold our 30% ownership in Women in the World Media, LLC, a live event conference business, for a nominal amount.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary which owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. The paper mill was closed in May 2016. During the first quarter of 2016, we recognized a $41.4 million loss from joint ventures related to the closure. The Company’s proportionate share of the loss was $20.1 million after tax and net of noncontrolling interest. As a result of the mill closure, we wrote our investment down to zero.
The Company’s joint venture in Madison is currently being liquidated. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. In the third quarter of 2017, Madison sold the remaining assets at the mill site (which primarily consisted of hydro power assets), and the Company recognized a gain of $30.1 million related to this sale. The Company’s proportionate share of the gain was $16.1 million after tax and net of noncontrolling interest.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents summarized income statement information for Madison, which follows a calendar year:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$—	$—	$—	$40,523
Expenses:
Cost of sales	(105)	(1,450)	(1,277)	(68,039)
General and administrative income/(expense) and other	60,216	(566)	59,662	(66,056)
Total costs and expenses	60,111	(2,016)	58,385	(134,095)
Operating income/(loss)	60,111	(2,016)	58,385	(93,572)
Other (expense)/income	(1)	2	(7)	4
Net income/(loss)	$60,110	$(2,014)	$58,378	$(93,568)
We received no distributions from our equity method investments during the quarters and nine months ended September 24, 2017 and September 25, 2016.
We purchase newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. These purchases totaled $2.3 million and $3.7 million for the third quarters ended September 24, 2017, and September 25, 2016, respectively, and $7.7 million and $10.3 million for the nine-month periods ended September 24, 2017, and September 25, 2016, respectively.
Cost Method Investments
The aggregate carrying amounts of cost method investments included in “Miscellaneous assets’’ in our Condensed Consolidated Balance Sheets were $14.0 million and $13.6 million for September 24, 2017 and December 25, 2016, respectively.
NOTE 6. DEBT OBLIGATIONS
Our indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	September 24, 2017	December 25, 2016
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	$250,000	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	7,423	9,801
Total option to repurchase ownership interest in headquarters building in 2019	242,577	240,199
Capital lease obligations	6,798	6,779
Total long-term debt and capital lease obligations	$249,375	$246,978
See Note 8 for additional information regarding the fair value of our long-term debt.
“Interest expense, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Interest expense	$6,956	$10,022	$20,775	$29,964
Amortization of debt costs and discount on debt	801	1,226	2,379	3,670
Capitalized interest	(345)	(131)	(852)	(412)
Interest income	(2,752)	(2,085)	(7,184)	(6,267)
Total interest expense, net	$4,660	$9,032	$15,118	$26,955

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. OTHER
Advertising Expenses
Advertising expenses incurred to promote our brand, subscription products and marketing services were $26.6 million and $22.3 million in the third quarters of 2017 and 2016, respectively, and $86.0 million and $63.6 million in the first nine months of 2017 and 2016, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $4.0 million and $2.8 million in the third quarters of 2017 and 2016, respectively, and $9.7 million and $8.5 million in the first nine months of 2017 and 2016, respectively.
Headquarters Redesign and Consolidation
In December 2016, we announced plans to redesign our headquarters building, consolidate our space within a smaller number of floors and lease the additional floors to third parties. These changes are expected to generate additional rental income and result in a more collaborative workspace. We incurred $2.5 million and $6.9 million of total costs related to these measures in the third quarter and first nine months of 2017, respectively. The capital expenditures related to these measures were approximately $26 million and $37 million in the third quarter and the first nine months of 2017, respectively.
Severance Costs
On May 31, 2017, we announced certain measures in our newsroom designed to streamline our editing process and allow us to make further investments in the newsroom. These measures resulted in a workforce reduction primarily affecting our newsroom. We recognized severance costs of $2.1 million in the third quarter of 2017 and $23.0 million in the first nine months of 2017, substantially all of which were related to this workforce reduction. We recognized severance costs of $13.0 million in the third quarter of 2016 and $18.3 million in the first nine months of 2016. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
Additionally, during the second quarter of 2016, we announced certain measures to streamline our international print operations and support future growth efforts. These measures included a redesign of our international print newspaper and the relocation of certain editing and production operations conducted in Paris to our locations in Hong Kong and New York. During the third and second quarters of 2016, we incurred $2.9 million and $11.9 million, respectively, of total costs related to the measures, primarily related to relocation and severance charges. These costs were recorded in “Restructuring charge” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $25.2 million and $23.2 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of September 24, 2017, and December 25, 2016, respectively. We anticipate most of the expenditures will be recognized within the next twelve months.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 24, 2017, and December 25, 2016:

(In thousands)	September 24, 2017				December 25, 2016 (3)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S Treasury securities	$73,175	$—	$73,175	$—	$—	$—	$—	$—
Corporate debt securities	156,639	—	156,639	—	—	—	—	—
U.S. governmental agency securities	53,754	—	53,754	—	—	—	—	—
Certificates of deposit	20,403	—	20,403	—	—	—	—	—
Commercial paper	32,471	—	32,471	—	—	—	—	—
Total short-term AFS securities	$336,442	$—	$336,442	$—	$—	$—	$—	$—
Long-term AFS securities (1)
U.S. governmental agency securities	$96,817	$—	$96,817	$—	$—	$—	$—	$—
Corporate debt securities	97,345	—	97,345	—	—	—	—	—
U.S Treasury securities	47,620	—	47,620	—	—	—	—	—
Total long-term AFS securities	$241,782	$—	$241,782	$—	$—	$—	$—	$—
Liabilities:
Deferred compensation (2)	$28,354	$28,354	$—	$—	$31,006	$31,006	$—	$—
(1) Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at fair value (see Note 3). We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
(2) The deferred compensation liability, included in “Other liabilities—Other” in our Condensed Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015.
(3) As noted in Note 2, in the third quarter of 2017, we reclassified our marketable securities from HTM to AFS. Prior to being classified as AFS, the securities were recorded at amortized cost and not adjusted to fair value in accordance with the HTM accounting treatment.
Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our long-term debt was approximately $243 million as of September 24, 2017 and approximately $240 million as of December 25, 2016. The fair value of our long-term debt was approximately $281 million and $298 million as of September 24, 2017 and December 25, 2016, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 24, 2017			September 25, 2016
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,423	$—	$2,423	$2,248	$—	$2,248
Interest cost	15,596	1,956	17,552	16,573	2,034	18,607
Expected return on plan assets	(26,136)	—	(26,136)	(27,790)	—	(27,790)
Amortization of actuarial loss	7,351	1,088	8,439	7,069	1,054	8,123
Amortization of prior service credit	(486)	—	(486)	(487)	—	(487)
Net periodic pension (income)/cost	$(1,252)	$3,044	$1,792	$(2,387)	$3,088	$701

	For the Nine Months Ended
	September 24, 2017			September 25, 2016
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$7,269	$—	$7,269	$6,743	$—	$6,743
Interest cost	46,784	5,868	52,652	49,720	6,102	55,822
Expected return on plan assets	(78,408)	—	(78,408)	(83,369)	—	(83,369)
Amortization of actuarial loss	22,057	3,264	25,321	21,206	3,160	24,366
Amortization of prior service credit	(1,458)	—	(1,458)	(1,459)	—	(1,459)
Net periodic pension (income)/cost	$(3,756)	$9,132	$5,376	$(7,159)	$9,262	$2,103
During the first nine months of 2017 and 2016, we made pension contributions of $5.9 million and $6.0 million, respectively, to certain qualified pension plans.
As part of our continued effort to reduce the size and volatility of our pension obligations, in October 2017, the Company entered into agreements with an insurance company to transfer future benefit obligations and annuity administration for certain retirees (or their beneficiaries) in two of the Company’s qualified pension plans. Additionally, as part of our management of the funded status of our qualified pension plans, in October 2017, the Company made a $100 million aggregate contribution to these pension plans, which was funded by cash on hand. See Note 15 for additional information.
Multiemployer Plans
During the third quarter of 2016, we received $5.0 million in connection with an arbitration matter related to a multiemployer pension plan. In the second quarter of 2016, we recorded a charge of $11.7 million related to partial withdrawal obligation under a multiemployer pension plan in connection with the same arbitration matter. See Note 14 for additional information with respect to the arbitration.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Service cost	$92	$104	$276	$313
Interest cost	470	495	1,410	1,485
Amortization of actuarial loss	905	1,026	2,715	3,078
Amortization of prior service credit	(1,939)	(2,110)	(5,816)	(6,330)
Net periodic postretirement benefit income	$(472)	$(485)	$(1,415)	$(1,454)
NOTE 10. INCOME TAXES
The Company had income tax expense of $23.4 million and $40.9 million in the third quarter and first nine months of 2017, respectively. The Company had income tax expense of $0.1 million in the third quarter of 2016 and an income tax benefit of $9.0 million in the first nine months of 2016. The increase in income tax expense was primarily due to higher income from continuing operations in the third quarter and first nine months of 2017.
The Company’s effective tax rates from continuing operations were 39.1% and 38.5% for the third quarter and first nine months of 2017, respectively. The Company’s effective tax rates from continuing operations were 30.0% and 39.4% for the third quarter and first nine months of 2016, respectively. The higher effective tax rate in the third quarter of 2017 was primarily due to higher income from continuing operations compared with the same period prior year.

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
Earnings/(loss) per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 2 million in the third quarter and first nine months of 2017, respectively, and approximately 5 million and 6 million in the third quarter and first nine months of 2016, respectively.
There were no anti-dilutive stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share in the third quarter of 2017 or first nine months of 2017 and 2016. The number of stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 2 million in the third quarter of 2016.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2016	$847,815	$(3,571)	$844,244
Net income	61,109	3,567	64,676
Other comprehensive income, net of tax	19,294	—	19,294
Effect of issuance of shares	158	—	158
Dividends declared	(19,543)	—	(19,543)
Stock-based compensation	9,845	—	9,845
Balance as of September 24, 2017	$918,678	$(4)	$918,674

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 27, 2015	$826,751	$1,704	$828,455
Net loss	(8,076)	(5,719)	(13,795)
Other comprehensive income, net of tax	13,273	—	13,273
Effect of issuance of shares	(9,298)	—	(9,298)
Share repurchases	(15,056)	—	(15,056)
Dividends declared	(19,414)	—	(19,414)
Stock-based compensation	9,006	—	9,006
Balance as of September 25, 2016	$797,186	$(4,015)	$793,171
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the third quarter of 2017. As of September 24, 2017, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) by component as of September 24, 2017:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net unrealized Loss on available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 25, 2016	$(1,822)	$(477,994)	—	$(479,816)
Other comprehensive income (loss) before reclassifications, before tax(1)	11,170	—	(1,081)	10,089
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	20,762	—	20,762
Income tax expense (benefit) (1)	3,777	8,208	(428)	11,557
Net current-period other comprehensive income, net of tax	7,393	12,554	(653)	19,294
Balance as of September 24, 2017	$5,571	$(465,440)	(653)	$(460,522)

(1)	All amounts are shown net of noncontrolling interest.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the reclassifications from AOCI for the nine months ended September 24, 2017:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(7,274)	Selling, general & administrative costs
Amortization of actuarial loss(1)	28,036	Selling, general & administrative costs
Total reclassification, before tax(2)	20,762
Income tax expense	8,208	Income tax expense
Total reclassification, net of tax	$12,554

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the nine months ended September 24, 2017.
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
NOTE 14. CONTINGENT LIABILITIES
Restricted Cash
We were required to maintain $17.9 million and $24.9 million of restricted cash as of September 24, 2017 and December 25, 2016, respectively, the majority of which is set aside to collateralize workers’ compensation obligations. The decrease reflects the settlement of certain litigation described below.
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
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. In June 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred, and concluded that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. In July 2017, the arbitrator issued a final award and opinion reflecting the same conclusions, which the Company has appealed.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of September 24, 2017, we have paid $14.4 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling. The Company recognized $0.1 million and $0.3 million of expense for the third quarter and nine months ended September 24, 2017, respectively. The Company recognized $4.5 million income (inclusive of a special item of $5.0 million) and $10.6 million of expense (inclusive of a special item of $6.7 million) for the third quarter and nine months ended September 25, 2016, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had a liability of $7.3 million as of September 24, 2017, related to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
NEMG T&G, Inc.
The Company was involved in class action litigation brought on behalf of individuals who, from 2006 to 2011, delivered newspapers at NEMG T&G, Inc., a subsidiary of the Company (“T&G”). T&G was a part of the New England Media Group, which the Company sold in 2013. The plaintiffs asserted several claims against T&G, including a challenge to their classification as independent contractors, and sought unspecified damages. In December 2016, the Company reached a settlement with respect to the claims, which was approved by the court in May 2017. As a result of the settlement, the Company recorded charges of $3.7 million ($2.3 million after tax) in the fourth quarter of 2016 and $0.8 million ($0.5 million after tax) in the third quarter of 2017 within discontinued operations.
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
NOTE 15. SUBSEQUENT EVENTS
Transfer of Certain Pension Obligations

On October 18, 2017, the Company entered into agreements with Massachusetts Mutual Life Insurance Company (“MassMutual”) relating to The New York Times Companies Pension Plan and The Retirement Annuity Plan for Craft Employees of The New York Times Company (collectively, the “Pension Plans”). Under the agreements, the Company will purchase from MassMutual group annuity contracts with respect to the Pension Plans and transfer to MassMutual the future benefit obligations and annuity administration for approximately 3,800 retirees (or their beneficiaries). The pension benefit obligations and annuity administration for these transferred participants will be transferred to MassMutual and MassMutual will irrevocably guarantee the pension benefits for these participants.

This arrangement is part of the Company’s continued effort to reduce the overall size and volatility of our pension plan obligations, as well as the premiums and other administrative costs related thereto. By transferring these obligations to MassMutual, the Company expects to reduce its qualified pension plan obligations by approximately $225 million. The purchase of the group annuity contracts is being funded through existing assets of the Pension Plans’ respective trusts. As a result of this arrangement, the Company expects to recognize a pension settlement charge of approximately $95 million before tax in the fourth quarter of 2017. This charge represents the acceleration of deferred charges currently accrued in AOCI.

Discretionary Pension Contribution

On October 20, 2017, the Company made a $100 million aggregate discretionary contribution to the Pension Plans as part of the Company’s management of the funded status of these plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes print and digital products and investments. We have one reportable segment with businesses that include our newspaper, websites, mobile applications and related businesses.
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
Financial Highlights
For the third quarter of 2017, diluted earnings per share from continuing operations were $0.20, compared with $0.00 for the third quarter of 2016. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.13 and $0.06 for the third quarters of 2017 and 2016, respectively.
The Company had an operating profit of $33.0 million in the third quarter of 2017, compared with $9.0 million in the third quarter of 2016. The increase was largely due to higher digital subscription revenues and lower severance costs, which more than offset lower print advertising revenues. Operating profit before depreciation, amortization, severance, non-operating retirement costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $56.5 million and $39.2 million for the third quarters of 2017 and 2016, respectively.
Total revenues increased 6.1% to $385.6 million in the third quarter of 2017 from $363.5 million in the third quarter of 2016, primarily driven by increases in digital and print subscription revenue, as well as digital advertising revenue, partially offset by a decrease in print advertising revenue.
Subscription revenues increased 13.6% in the third quarter of 2017 compared with the third quarter of 2016, primarily due to significant growth in recent quarters in the number of subscriptions to the Company’s digital subscription products, as well as the 2017 increase in home-delivery prices for The New York Times newspaper, which more than offset a decline in print copies sold. Revenue from our digital-only subscription products (which include our news product, as well as our Crossword and Cooking products) increased 46.3% in the third quarter of 2017 compared with the third quarter of 2016. Our Cooking product first launched as a paid digital product earlier in the third quarter of 2017.
Paid digital-only subscriptions totaled approximately 2,487,000 at the end of the third quarter of 2017, a 59.1% increase compared with the end of the third quarter of 2016. News product subscriptions totaled approximately 2,132,000 at the end of the third quarter of 2017, a 59.3% increase compared with the end of the third quarter of 2016. Other product subscriptions totaled approximately 355,000 at the end of the third quarter of 2017, a 57.8% increase compared with the end of the third quarter of 2016.
Total advertising revenues decreased 9.0% in the third quarter of 2017 compared with the third quarter of 2016, reflecting a 20.1% decrease in print advertising revenues, partially offset by an 11.0% increase in digital advertising revenues. The decrease in print advertising revenues resulted from a decline in display advertising, primarily in the luxury, travel, real estate, media, technology, and telecommunications categories. The increase in digital advertising revenues primarily reflected increases in revenue from our smartphone platform, programmatic channels and branded content, partially offset by a continued decrease in traditional website display advertising. We expect advertising revenues to remain under pressure in the fourth quarter of 2017, with digital advertising revenues expected to be flat or slightly lower compared with the same prior year period.
Other revenues increased 17.7% in the third quarter of 2017 compared with the third quarter of 2016, largely due to affiliate referral revenue associated with the product review and recommendation websites, The Wirecutter and The Sweethome, which the Company acquired in October 2016. The two websites were subsequently combined and re-branded as “Wirecutter.”

Operating costs decreased in the third quarter of 2017 to $350.1 million from $356.6 million in the third quarter of 2016, largely due to lower severance, print production and distribution costs, and savings in international operations, which were partially offset by higher costs following the acquisitions of Wirecutter and digital marketing agency, Fake Love, and higher marketing costs. Operating costs before depreciation, amortization, severance and non-operating retirement costs (or “adjusted operating costs,” a non-GAAP measure) increased in the third quarter of 2017 to $329.2 million from $324.4 million in the third quarter of 2016.
Non-operating retirement costs decreased to $3.1 million during the third quarter of 2017 from $3.8 million in the third quarter of 2016 primarily due to lower multiemployer pension plan withdrawal expense.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Revenues
Subscription	$246,638	$217,099	13.6%	$739,050	$654,573	12.9%
Advertising	113,633	124,898	(9.0)%	375,895	395,733	(5.0)%
Other	25,364	21,550	17.7%	76,568	65,386	17.1%
Total revenues	385,635	363,547	6.1%	1,191,513	1,115,692	6.8%
Operating costs
Production costs:
Wages and benefits	89,866	91,041	(1.3)%	269,209	274,142	(1.8)%
Raw materials	15,718	18,228	(13.8)%	48,461	53,115	(8.8)%
Other	44,336	47,347	(6.4)%	134,771	139,938	(3.7)%
Total production costs	149,920	156,616	(4.3)%	452,441	467,195	(3.2)%
Selling, general and administrative costs	184,483	184,596	(0.1)%	595,491	534,911	11.3%
Depreciation and amortization	15,677	15,384	1.9%	46,961	46,003	2.1%
Total operating costs	350,080	356,596	(1.8)%	1,094,893	1,048,109	4.5%
Headquarters redesign and consolidation	2,542	—	*	6,929	—	*
Restructuring charge	—	2,949	*	—	14,804	*
Multiemployer pension plan withdrawal expense	—	(4,971)	*	—	6,730	*
Operating profit	33,013	8,973	*	89,691	46,049	94.8%
Gain/(loss) from joint ventures	31,557	463	*	31,464	(41,845)	*
Interest expense, net	4,660	9,032	(48.4)%	15,118	26,955	(43.9)%
Income/(loss) from continuing operations before income taxes	59,910	404	*	106,037	(22,751)	*
Income tax expense/(benefit)	23,420	121	*	40,873	(8,956)	*
Income/(loss) from continuing operations	36,490	283	*	65,164	(13,795)	*
Loss from discontinued operations, net of income taxes	488	—	*	488	—	*
Net income/(loss)	36,002	283	*	64,676	(13,795)	*
Net (income)/loss attributable to the noncontrolling interest	(3,673)	123	*	(3,567)	5,719	*
Net income/(loss) attributable to The New York Times Company common stockholders	$32,329	$406	*	$61,109	$(8,076)	*

*	Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
As of the second quarter of 2017, the Company has renamed “circulation revenues” as “subscription revenues.” Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword and Cooking products), as well as single-copy sales of our print products (which comprise approximately 10% of these revenues). Our Cooking product first launched as a paid digital product earlier in the third quarter of 2017. These revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 13.6% in the third quarter and 12.9% in the first nine months of 2017 compared with the same prior-year periods, primarily due to significant growth in recent quarters in the number of subscriptions to the Company’s digital subscription products, as well as the 2017 increase in home-delivery prices for The New York Times newspaper, which more than offset a decline in print copies sold. Revenues from our digital-only news subscriptions (including e-readers and replica editions) were $82.1 million in the third quarter of 2017 and $234.2 million in the first nine months of 2017, an increase of 46.2% and 44.3% from the third quarter and first nine months of 2016, respectively.
The following table summarizes digital-only subscription revenues for the third quarters and first nine months of 2017 and 2016:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$82,073	$56,144	46.2%	$234,234	$162,344	44.3%
Other product subscription revenues(2)	3,610	2,408	49.9%	9,810	6,778	44.7%
Total digital-only subscription revenues	$85,683	$58,552	46.3%	$244,044	$169,122	44.3%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of the end of the third quarters of 2017 and 2016:

	For the Quarters Ended
(In thousands)	September 24, 2017	September 25, 2016	% Change
Digital-only subscriptions(1):
News product subscriptions(2)	2,132	1,338	59.3%
Other product subscriptions(3)	355	225	57.8%
Total digital-only subscriptions	2,487	1,563	59.1%
(1) Reflects certain immaterial prior-period corrections.
(2) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(3) Includes standalone subscriptions to the Company’s Crossword and Cooking products.

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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	September 24, 2017			September 25, 2016			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$56,710	$41,547	$98,257	$72,442	$38,447	$110,889	(21.7)%	8.1%	(11.4)%
Classified and Other	7,679	7,697	15,376	8,102	5,907	14,009	(5.2)%	30.3%	9.8%
Total advertising	$64,389	$49,244	$113,633	$80,544	$44,354	$124,898	(20.1)%	11.0%	(9.0)%

	For the Nine Months Ended
	September 24, 2017			September 25, 2016			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$196,836	$129,008	$325,844	$238,399	$114,957	$353,356	(17.4)%	12.2%	(7.8)%
Classified and Other	24,966	25,085	50,051	26,156	16,221	42,377	(4.5)%	54.6%	18.1%
Total advertising	$221,802	$154,093	$375,895	$264,555	$131,178	$395,733	(16.2)%	17.5%	(5.0)%
Print advertising revenues, which represented 56.7% of total advertising revenues for the third quarter of 2017 and 59.0% of total advertising revenues for the first nine months of 2017, declined 20.1% to $64.4 million in the third quarter of 2017 and 16.2% to $221.8 million in the first nine months of 2017, compared with $80.5 million and $264.6 million, respectively, in the same prior-year periods. The decrease in both periods was driven by a decline in display advertising, primarily in the luxury, travel, real estate, media, technology and telecommunications categories.
Digital advertising revenues, which represented 43.3% of total advertising revenues for the third quarter of 2017 and 41.0% of total advertising revenues for the first nine months of 2017, increased 11.0% to $49.2 million in the third quarter of 2017 and 17.5% to $154.1 million in the first nine months of 2017, respectively, compared with $44.4 million and $131.2 million, respectively, in the same prior-year periods. The increase in both periods primarily reflected increases in revenue from our smartphone platform, programmatic channels and branded content, partially offset by a continued decrease in traditional website display advertising.
Classified and Other advertising revenues increased 9.8% in the third quarter of 2017 and 18.1% in the first nine months of 2017, compared with the same prior-year periods, due to an increase in digital creative services fees.
Other Revenues
Other revenues primarily consist of revenues from news services/syndication, digital archives, building rental income, our NYT Live business, e-commerce and affiliate referrals.
Other revenues increased 17.7% in the third quarter of 2017 and 17.1% in the first nine months of 2017, compared with the same prior-year periods, largely due to affiliate referral revenue associated with Wirecutter, which the Company acquired in October 2016.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Production costs:
Wages and benefits	$89,866	$91,041	(1.3)%	$269,209	$274,142	(1.8)%
Raw materials	15,718	18,228	(13.8)%	48,461	53,115	(8.8)%
Other	44,336	47,347	(6.4)%	134,771	139,938	(3.7)%
Total production costs	149,920	156,616	(4.3)%	452,441	467,195	(3.2)%
Selling, general and administrative costs	184,483	184,596	(0.1)%	595,491	534,911	11.3%
Depreciation and amortization	15,677	15,384	1.9%	46,961	46,003	2.1%
Total operating costs	$350,080	$356,596	(1.8)%	$1,094,893	$1,048,109	4.5%
Production Costs
Production costs include items such as labor costs, raw materials, and machinery and equipment expenses related to news-gathering and production activity, as well as costs related to producing branded content.
Production costs decreased in the third quarter of 2017 compared with the third quarter of 2016, driven by a decrease in other expenses ($3.0 million), raw materials ($2.5 million) and wage and benefits ($1.2 million). Other expenses decreased primarily as a result of lower outside printing expenses and costs related to coverage of the 2016 presidential election that did not recur in 2017. Raw materials expense decreased due to lower newsprint and magazine consumption. Wage and benefits expense decreased due to the streamlining of our international operations in 2016.
Production costs decreased in the first nine months of 2017 compared with the first nine months of 2016, driven by a decrease in other expenses ($5.2 million), wage and benefits ($4.9 million), and raw materials ($4.7 million). Other expenses decreased primarily as a result of lower outside printing expenses. Wage and benefits expense decreased primarily due to the streamlining of our international operations in 2016. Raw materials expense decreased due to lower newsprint and magazine paper consumption, partially offset by higher newsprint pricing.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs in the third quarter of 2017 were flat compared with the third quarter of 2016 as lower severance costs ($10.9 million) were primarily offset by an increase in compensation costs ($4.8 million), promotion and marketing costs ($3.4 million) and other operating costs ($3.4 million).
Selling, general and administrative costs increased in the first nine months of 2017 compared with the first nine months of 2016, primarily due to an increase in compensation costs ($25.6 million), promotion and marketing costs ($22.2 million) and severance costs ($4.7 million). Compensation costs increased primarily as a result of an increase in variable compensation expenses and increased hiring to support digital growth initiatives. Promotion and marketing costs increased due to increased spending to promote our brand and subscription business. Severance costs increased due to a workforce reduction announced in the second quarter of 2017 primarily affecting our newsroom.
Depreciation and Amortization
Depreciation and amortization costs increased in the third quarter and the first nine months of 2017 compared with the same prior-year period, primarily due to the Company’s acquisition of The Wirecutter.
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
The special items in 2017 consisted of:

•
a $30.1 million gain ($16.1 million after tax and net of noncontrolling interest or $.10 per share) from the sale of the remaining assets at a paper mill previously operated by Madison Paper Industries (“Madison”), in which the Company has an investment through a subsidiary, in the third quarter; and

•
expenses of $2.5 million ($1.5 million after tax or $.01 per share), $2.0 million ($1.2 million after tax or $.01 per share) and $2.4 million ($1.4 million after tax or $.01 per share) related to the ongoing redesign and consolidation of space in our headquarters building in the third, second and first quarters, respectively.

The special items in 2016 consisted of:

•
charges of $2.9 million ($1.8 million after tax or $.01 per share) and $11.9 million ($7.1 million after tax or $.04 per share) in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs) in the third and second quarters, respectively;

•
an $11.7 million charge ($7.0 million after tax or $.04 per share) for a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision in the second quarter, $5.0 million ($3.0 million after tax or $.02 per share) of which was reimbursed to the Company in the third quarter; and

•
a $41.4 million loss ($20.1 million after tax and net of the noncontrolling interest or $0.13 per share) from joint ventures in the first quarter related to the announced closure of a paper mill operated by Madison.

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

	For the Quarters Ended			For the Nine Months Ended
	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Diluted earnings/(loss) per share from continuing operations	$0.20	$—	*	$0.37	$(0.05)	*
Add:
Severance	0.01	0.08	(87.5)%	0.14	0.11	27.3%
Non-operating retirement costs	0.02	0.02	*	0.06	0.08	(25.0)%
Special items:
Headquarters redesign and consolidation	0.02	—	*	0.04	—	*
Restructuring charge	—	0.02	*	—	0.09	*
Multiemployer pension plan withdrawal (income)/expense	—	(0.03)	*	—	0.04	*
(Gain)/loss from joint ventures, net of noncontrolling interest	(0.16)	—	*	(0.16)	0.21	*
Income tax expense/(benefit) of adjustments	0.04	(0.04)	*	(0.03)	(0.21)	(85.7)%
Adjusted diluted earnings per share from continuing operations (1)	$0.13	$0.06	*	$0.42	$0.27	55.6%
(1)     Amounts may not add due to rounding.

*	Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, non-operating retirement costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Operating profit	$33,013	$8,973	*	$89,691	$46,049	94.8%
Add:
Depreciation & amortization	15,677	15,384	1.9%	46,961	46,003	2.1%
Severance	2,123	13,006	(83.7)%	22,977	18,262	25.8%
Non-operating retirement costs	3,100	3,845	(19.4)%	9,642	13,349	(27.8)%
Special items:
Headquarters redesign and consolidation	2,542	—	*	6,929	—	*
Restructuring charge	—	2,949	*	—	14,804	*
Multiemployer pension plan withdrawal (income)/expense	—	(4,971)	*	—	6,730	*
Adjusted operating profit	$56,455	$39,186	44.1%	$176,200	$145,197	21.4%

*	Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and non-operating retirement costs (or adjusted operating costs)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	% Change	September 24, 2017	September 25, 2016	% Change
Operating costs	$350,080	$356,596	(1.8)%	$1,094,893	$1,048,109	4.5%
Less:
Depreciation & amortization	15,677	15,384	1.9%	46,961	46,003	2.1%
Severance	2,123	13,006	(83.7)%	22,977	18,262	25.8%
Non-operating retirement costs	3,100	3,845	(19.4)%	9,642	13,349	(27.8)%
Adjusted operating costs	$329,180	$324,361	1.5%	$1,015,313	$970,495	4.6%

*	Represents a change equal to or in excess of 100% or not meaningful

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 24, 2017, we had cash, cash equivalents and short- and long-term marketable securities of $822.9 million and total debt and capital lease obligations of $249.4 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $573.5 million. Our cash and investment balances have increased since the end of 2016, primarily due to higher cash from operating activities partially offset by cash capital expenditures of $47.8 million.
We have paid quarterly dividends of $.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison, which previously operated a supercalendered paper mill in Maine. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. The paper mill was closed in May 2016. The Company’s joint venture in Madison is currently being liquidated. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. During the third quarter of 2017, the Company recognized a $30.1 million gain related to the sale of the remaining assets (which primarily consisted of hydro power assets). The Company’s proportionate share of the gain was $16.1 million after tax and net of noncontrolling interest. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
As part of our continued effort to reduce the size and volatility of our pension obligations, in October 2017, the Company entered into agreements with an insurance company to transfer future benefit obligations and annuity administration of certain retirees in two of the Company’s qualified pension plans. Additionally, as part of our management of the funded status of our qualified pension plans, in October 2017, the Company made a $100 million aggregate contribution to these pension plans, which was funded by cash on hand. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 24, 2017	September 25, 2016	% Change
Operating activities	$147,895	$85,643	72.7%
Investing activities	$15,607	$10,212	52.8%
Financing activities	$(19,739)	$(44,859)	(56.0)%
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities increased in the first nine months of 2017 compared with the same prior-year period due to higher subscription revenue, lower income tax payments, higher accounts payable and a higher balance of unexpired subscriptions (or subscription revenue that has not yet been recognized).
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash, acquisitions of new businesses and investments.

Net cash provided by investing activities in the first nine months of 2017 was primarily related to maturities of marketable securities, partially offset by purchases of marketable securities and capital expenditures.
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
Net cash used in financing activities in the first nine months of 2017 was primarily related to dividend payments of $19.5 million.
Restricted Cash
We were required to maintain $17.9 million of restricted cash as of September 24, 2017 and $24.9 million as of December 25, 2016, the majority of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $67 million and $17 million in the first nine months of 2017 and 2016, respectively. The cash payments related to the capital expenditures totaled approximately $48 million and $22 million in the first nine months of 2017 and 2016, respectively. The increase in both periods was primarily driven by the ongoing redesign and consolidation of space in our headquarters building and certain improvements at our printing and distribution facility in College Point, New York.
Third-Party Financing
As of September 24, 2017, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for information regarding our total debt and capital lease obligations. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 24, 2017, our critical accounting policies have not changed from December 25, 2016.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2016. As of September 24, 2017, our contractual obligations and off-balance sheet arrangements have not changed materially from December 25, 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 25, 2016, details our disclosures about market risk. As of September 24, 2017, there were no material changes in our market risks from December 25, 2016.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 24, 2017. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 24, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 28, 2017, we issued 24 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the third quarter of 2017. As of September 24, 2017, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

Item 6. Exhibits

Exhibit No.

10.1	Amendment No. 4 to The New York Times Companies Supplemental Retirement and Investment Plan, amended August 11, 2017, and effective January 1, 2015.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 1, 2017	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)