Form 10-Q
period 2018-04-01
NEW YORK TIMES CO
filed 2018-05-04
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 27, 2018 (exclusive of treasury shares):

Class A Common Stock	164,067,510	shares
Class B Common Stock	803,763	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as April 1, 2018 (unaudited) and December 31, 2017	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended April 1, 2018 and March 26, 2017	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended April 1, 2018 and March 26, 2017	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended April 1, 2018 and March 26, 2017	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item	3	Quantitative and Qualitative Disclosures about Market Risk	33
Item	4	Controls and Procedures	34

PART II		Other Information	35
Item	1	Legal Proceedings	35
Item	1A	Risk Factors	35
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item	6	Exhibits	36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 1, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$213,814	$182,911
Short-term marketable securities	299,834	308,589
Accounts receivable (net of allowances of $13,960 in 2018 and $14,542 in 2017)	151,416	184,885
Prepaid expenses	23,387	22,851
Other current assets	51,564	50,463
Total current assets	740,015	749,699
Other assets
Long-term marketable securities	235,641	241,411
Investments in joint ventures	1,751	1,736
Property, plant and equipment (less accumulated depreciation and amortization of $956,170 in 2018 and $945,401 in 2017)	645,519	640,939
Goodwill	145,612	143,549
Deferred income taxes	149,335	153,046
Miscellaneous assets	179,221	169,400
Total assets	$2,097,094	$2,099,780
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	April 1, 2018	December 31, 2017
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$114,220	$125,479
Accrued payroll and other related liabilities	67,391	104,614
Unexpired subscriptions revenue	85,361	75,054
Accrued expenses and other	103,457	110,510
Total current liabilities	370,429	415,657
Other liabilities
Long-term debt and capital lease obligations	251,092	250,209
Pension benefits obligation	392,937	405,422
Postretirement benefits obligation	47,979	48,816
Other	76,580	82,313
Total other liabilities	768,588	786,760
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2018 – 172,917,433; 2017 – 170,276,449 (including treasury shares: 2018 – 8,870,801; 2017 – 8,870,801)	17,292	17,028
Class B – convertible – authorized and issued shares: 2018 – 803,763; 2017 – 803,763 (including treasury shares: 2018 – none; 2017 – none)	80	80
Additional paid-in capital	199,029	164,275
Retained earnings	1,422,123	1,310,136
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	9,575	6,328
Funded status of benefit plans	(516,017)	(427,819)
Net unrealized loss on available-for-sale securities	(2,880)	(1,538)
Total accumulated other comprehensive loss, net of income taxes	(509,322)	(423,029)
Total New York Times Company stockholders’ equity	957,991	897,279
Noncontrolling interest	86	84
Total stockholders’ equity	958,077	897,363
Total liabilities and stockholders’ equity	$2,097,094	$2,099,780
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	April 1, 2018	March 26, 2017
	(13 weeks)
Revenues
Subscription	$260,593	$242,375
Advertising	125,647	130,028
Other	27,708	26,401
Total revenues	413,948	398,804
Operating costs
Production costs:
Wages and benefits	91,993	91,014
Raw materials	16,692	16,930
Other production costs	45,656	45,353
Total production costs	154,341	153,297
Selling, general and administrative costs	208,623	199,137
Depreciation and amortization	15,041	16,153
Total operating costs	378,005	368,587
Headquarters redesign and consolidation	1,888	2,402
Operating profit	34,055	27,815
Other components of net periodic benefit costs/(income)	2,028	(1,194)
Gain from joint ventures	15	173
Interest expense and other, net	4,877	5,325
Income from continuing operations before income taxes	27,165	23,857
Income tax expense	5,251	10,742
Net income	21,914	13,115
Net (income)/loss attributable to the noncontrolling interest	(2)	66
Net income attributable to The New York Times Company common stockholders	$21,912	$13,181
Average number of common shares outstanding:
Basic	164,094	161,402
Diluted	166,237	162,592
Basic earnings per share attributable to The New York Times Company common stockholders	$0.13	$0.08
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.13	$0.08
Dividends declared per share	$0.04	$0.04
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	April 1, 2018	March 26, 2017
	(13 weeks)
Net income	$21,914	$13,115
Other comprehensive income, before tax:
Income on foreign currency translation adjustments	2,273	2,175
Pension and postretirement benefits obligation	9,760	6,921
Net unrealized loss on available-for-sale securities	(1,371)	—
Other comprehensive income, before tax	10,662	9,096
Income tax expense	2,820	3,531
Other comprehensive income, net of tax	7,842	5,565
Comprehensive income	29,756	18,680
Comprehensive (income)/loss attributable to the noncontrolling interest	(2)	66
Comprehensive income attributable to The New York Times Company common stockholders	$29,754	$18,746
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	April 1, 2018	March 26, 2017
	(13 weeks)
Cash flows from operating activities
Net income/(loss)	$21,914	$13,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,041	16,153
Stock-based compensation expense	4,263	3,958
Undistributed (gain)/loss of joint ventures	(15)	(173)
Long-term retirement benefit obligations	(3,406)	(6,458)
Other-net	2,580	1,788
Changes in operating assets and liabilities:
Accounts receivable-net	33,469	20,442
Other assets	888	442
Accounts payable, accrued payroll and other liabilities	(67,142)	(34,995)
Unexpired subscriptions	10,307	15,859
Net cash provided by operating activities	17,899	30,131
Cash flows from investing activities
Purchases of marketable securities	(110,346)	(80,108)
Maturities of marketable securities	122,936	117,465
Purchase of investments – net of proceeds	(484)	—
Capital expenditures	(24,882)	(8,032)
Other-net	635	510
Net cash (used in)/provided by investing activities	(12,141)	29,835
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(138)	(138)
Dividends paid	(6,530)	(6,473)
Capital shares:
Proceeds from stock option exercises	40,439	445
Share-based compensation tax withholding	(8,747)	(3,726)
Net cash provided by/(used in) financing activities	25,024	(9,892)
Net increase in cash, cash equivalents and restricted cash	30,782	50,074
Effect of exchange rate changes on cash	195	232
Cash, cash equivalents and restricted cash at the beginning of the period	200,936	125,550
Cash, cash equivalents and restricted cash at the end of the period	$231,913	$175,856

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of April 1, 2018, and December 31, 2017, and the results of operations and cash flows of the Company for the periods ended April 1, 2018, and March 26, 2017. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of April 1, 2018, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017, have not changed materially.
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, which amends ASC Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin 118, issued in December 2017 which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the 2017 Tax Cuts and Jobs Act (the “Act”). The standard is effective upon issuance. During the three months ended April 1, 2018, we have not recorded any measurement period adjustments to the provisional estimate recorded at December 31, 2017, for the Act. The accounting for the impact of the Act is expected to be completed by the fourth quarter of this year.
In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Tax Cuts and Jobs Act is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt this guidance to reclassify the stranded tax effects from AOCI to retained earnings in the first quarter of 2018. Our current accounting policy related to releasing tax effects from AOCI for pension and other postretirement benefits is a plan by plan approach. Accordingly, the Company recorded a $94.1 million cumulative effect adjustment for stranded tax effects, such as pension and other postretirement benefits, to “Retained earnings” on January 1, 2018. See Note 13 for more information.
In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires the service cost component to be presented separately from the other components of net benefit costs. Service cost will be presented with other employee compensation cost within “Operating costs”. The other components of net periodic benefit costs, such as interest cost, amortization of prior service cost and gains or losses are required to be presented outside of operations. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements.
Since ASU 2017-07 only requires change to the Condensed Consolidated Statements of Operations classification of the components of net periodic benefit cost, there are no changes to income from continuing operations or net income. As a result of the adoption of the ASU during the first quarter of 2018, the service cost component of net periodic benefit costs continues to

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

be recognized in total operating costs and the other components of net periodic benefit costs have been reclassified to “Other components of net periodic benefit costs/(income)” in the Condensed Consolidated Statements of Operations below “Operating profit” on a retrospective basis. The Company reclassified $0.1 million and $1.1 million of credits from “Production costs” and “Selling and general and administrative costs”, respectively, to “Other components of net periodic benefit costs/(income)” in the first quarter of 2017. See Note 10 for the components of net periodic benefit costs/(income) for our pension and other postretirement benefits plans.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flow: Restricted Cash,” which amends the guidance in Accounting Standards Codification (“ASC”) 230 on the classification and presentation of restricted cash in the statement of cash flows. The key requirements of the ASU are: (1) all entities should include in their cash and cash-equivalent balances in the statements of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents, (2) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, and restricted cash, (3) changes in restricted cash that result from transfers between cash, cash equivalents, and restricted cash should not be presented as cash flow activities in the statement of cash flows, and (4) an entity with a material balance of amounts generally described as restricted cash must disclose information about the nature of the restrictions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.
As a result of the adoption of ASU 2016-18 in the first quarter of 2018, the Company included the restricted cash balance with the cash and cash equivalents balances in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. The reclassification did not have a material impact to the Condensed Consolidated Statement of Cash Flows for the first quarter of 2017. The Company has added a reconciliation from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statement of Cash Flows in the first quarter of 2018. See Note 8 for more information.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
Subsequently, in February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities,” which provided several clarifications and amendments to the standard. These include specifying that for equity instruments without readily determinable fair values for which the measurement alternative is applied: (i) adjustments made when an observable transaction occurs for a similar security are intended to reflect the fair value as of the observable transaction date, not as of current reporting date; (ii) the measurement alternative may be discontinued upon an irrevocable election to change to a fair value measurement approach under fair value guidance, which would apply to all identical and similar investments of the same issuer; and (iii) the prospective transition approach for equity securities without readily determinable fair values is applicable only when the measurement alternative is applied. The new guidance must be adopted by the third quarter of 2018 (an interim period). Early adoption of the new guidance is permitted.
We have adopted ASU 2016-01 in the first quarter of 2018 and elected the measurement alternative, defined as cost, less impairments, adjusted by observable price changes given our equity instruments are without readily determinable fair values. This guidance did not impact our available-for-sale (“AFS”) securities because we only hold debt securities. We also early adopted ASU 2018-03 in the first quarter of 2018. The adoptions of ASU 2016-01 and ASU 2018-03 did not have a material effect on our Condensed Consolidated Financial Statements. See Note 6 for more information.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance supersedes virtually all existing revenue guidance under GAAP and is effective for fiscal years beginning after December 31, 2017. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach. Under the full retrospective approach, the Company would restate prior periods in compliance with ASC 250, “Accounting Changes and Error Corrections.” Alternatively, the Company may elect the modified retrospective approach, which allows for the new revenue standard to be applied to existing contracts as of the effective date with a cumulative catch-up adjustment recorded to retained earnings.
Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB also issued ASU 2016-10, “Revenue from

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to reduce the cost and complexity of applying the guidance on identifying promised goods or services when identifying a performance obligation and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to reduce the cost and complexity of applying the guidance to address certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The clarifying amendments in ASU 2016-08, 2016-10, and 2016-12 do not change the core principle of ASU 2014-09. We refer to ASU 2014-09 and the clarifying amendments collectively as “Topic 606.”
On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers. The Company has elected the modified retrospective approach, which allows for the new revenue standard to be applied to all existing contracts as of the effective date and a cumulative catch-up adjustment to be recorded to “Retained earnings”. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The most significant change to the Company’s accounting practices related to accounting for certain licensing arrangements in the other revenue category for which archival and updated content is included. Under the former revenue guidance, licensing revenue was generally recognized over the term of the contract based on the annual minimum guarantee amount specified in the contractual agreement with the licensee as a single deliverable. Based on the guidance of Topic 606, the Company has determined that the archival content and updated content included in these licensing arrangements represent two separate performance obligations. As such, a portion of the total contract consideration related to the archival content was recognized at the commencement of the contract when control of the archival content is transferred. The remaining contractual consideration will be recognized proportionately over the term of the contract when updated content is transferred to the licensee, in line with when the control of the new content is transferred.
The net impact of these changes accelerated the revenue of contracts not completed as of January 1, 2018. In connection with the adoption of the standard the Company recorded a net increase to opening retained earnings of $2.6 million ($3.5 million before tax) and a contract asset of $3.5 million, $1.3 million categorized as a current asset and $2.2 million categorized as a long term asset as of January 1, 2018. The impact to “Other revenues” as a result of applying Topic 606 will be a decrease of $1.3 million for the twelve months ended December 30, 2018.
Our subscription and advertising revenues were not impacted by the new guidance. See Note 3 for more information on our revenues and the application of Topic 606.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. This guidance becomes effective for the Company for fiscal years beginning after December 30, 2018. Early application is permitted. This guidance will be applied on a modified retrospective basis for leases existing at, or entered into after, the earliest period presented in the financial statements. We are currently in the process of evaluating the impact of the new leasing guidance and expect that most of our lease commitments will be subject to the new standard. The adoption of the standard will require us to add right-of-use assets and lease liabilities onto our balance sheet. Based upon our initial evaluation, we do not expect the adoption of the standard to have a material effect on our results of operations or the Company’s liquidity.

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
NOTE 3. REVENUE
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword and Cooking products,) and single-copy and bulk sales of our print products Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenues are derived from the sale of our advertising products and services on our print and digital platforms. These revenues are primarily determined by the volume, rate and mix of advertisements.
Other revenues primarily consist of revenues from news services/syndication, digital archive licensing, building rental income, affiliate referrals, NYT Live (our live events business) and retail commerce. Other revenue includes approximately $5 million and $6 million of rental income for the three months ended April 1, 2018, and March 26, 2017, respectively, which is not under the scope of Topic 606.
Revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer. A good or service is considered transferred when the customer obtains control, which is when the customer has the ability to direct the use of and/or obtain substantially all of the benefits of an asset.
Single-copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from subscription revenues are deferred at the time of sale and are recognized on a pro rata basis over the terms of the subscriptions. Payment is typically due ratably over the subscription period, and the deferred proceeds are recorded within “Unexpired subscription revenue” in the Condensed Consolidated Balance Sheet. Payment for single-copy sales is typically due upon complete satisfaction of our performance obligations. The Company does not have significant financing components or significant payment terms as we only offer industry standard payment terms to our customers.
When our subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. We are considered a principal if we control a promised good or service before transferring that good or service to the customer. The Company considers several factors to determine if it controls the good and therefore is the principal. These factors include (i) if we have primary responsibility for fulfilling the promise, (ii) if we have inventory risk before the goods or services are transferred to the customer or after transfer of control to the customer, and (iii) if we have discretion in establishing price for the specified good or service.
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
Payment for advertising is due upon complete satisfaction of our performance obligations. The Company has a formal credit checking policy, procedures, and controls in place that evaluate collectability prior to ad publication. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Subscription, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017
Subscription	$260,593	$242,375
Advertising	125,647	130,028
Other (1)	27,708	26,401
Total	$413,948	$398,804
(1) Other revenue includes approximately $5 million and $6 million of rental income for the quarters ended April 1, 2018, and March 26, 2017, respectively, which is not under the scope of Topic 606.
The following table summarizes digital-only subscription revenues for the first quarters of 2018 and 2017:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017
Digital-only subscription revenues:
News product subscription revenues(1)	$90,577	$72,861
Other product subscription revenues(2)	4,835	2,956
Total digital-only subscription revenues	$95,412	$75,817
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	April 1, 2018			March 26, 2017
(In thousands)	Print	Digital	Total	Print	Digital	Total
Display	$70,805	$38,700	$109,505	$71,627	$42,976	$114,603
Classified and Other	8,139	8,003	16,142	8,730	6,695	15,425
Total advertising	$78,944	$46,703	$125,647	$80,357	$49,671	$130,028
Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.
In the case of our licensing contracts the transaction price was allocated among the performance obligations, (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of the performance obligations as they are currently not sold separately.
As of April 1, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $33 million. The Company will recognize this revenue as control of the performance obligation is transferred to the customer. We expect that approximately $14 million, $10 million and $9 million will be recognized in the remainder of 2018, 2019 and 2020, respectively.
Contract Assets
We record revenue from performance obligations when performance obligations are satisfied. For our licensing revenue, we record revenue related to the portion of performance obligation (i) satisfied at the commencement of the contract when the customer obtains control of the archival content or (ii) when the updated content is transferred. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in “Other current assets” for short-term contract assets and “Miscellaneous assets” for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. As of April 1, 2018, the Company had $3.2 million in contract assets recorded in the Condensed Consolidated Balance Sheet. The contract asset is reclassified to “Accounts

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

receivable” when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance for the three months ended April 1, 2018, is primarily driven by the cumulative catch-up adjustment recorded by the Company on January 1, 2018, of $3.5 million as a result of adoption of Topic 606, offset by $0.3 million of consideration that was reclassified to “Accounts receivable” when invoiced based on the contractual billing schedules for the period ended April 1, 2018.
Significant Judgments
Our contracts with customers sometimes include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We use an observable price to determine the standalone selling price for separate performance obligations if available or when not available, an estimate that maximizes the use of observable inputs and faithfully depicts the selling price of the promised goods or services if the entity sold those goods or services separately to a similar customer in similar circumstances.
Practical Expedients and Exemptions
We expense the cost to obtain or fulfill a contract as incurred because the amortization period of the asset that the entity otherwise would have recognized is one year or less. We also apply the practical expedient for the significant financing component when the difference between the payment and the transfer of the products and services is a year or less.
NOTE 4. MARKETABLE SECURITIES
The Company recorded $3.9 million and $2.5 million of net unrealized loss in AOCI as of April 1, 2018, and December 31, 2017, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of April 1, 2018, and December 31, 2017:

	April 1, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$147,292	$—	$(460)	$146,832
U.S Treasury securities	71,460	1	(62)	71,399
U.S. governmental agency securities	60,240	—	(287)	59,953
Commercial paper	15,450	—	—	15,450
Certificates of deposit	6,200	—	—	6,200
Total short-term AFS securities	$300,642	$1	$(809)	$299,834
Long-term AFS securities
Corporate debt securities	$99,699	$2	$(1,326)	$98,375
U.S. governmental agency securities	86,526	1	(1,113)	85,414
U.S Treasury securities	52,522	—	(670)	51,852
Total long-term AFS securities	$238,747	$3	$(3,109)	$235,641

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$150,334	$—	$(227)	$150,107
U.S Treasury securities	70,985	—	(34)	70,951
U.S. governmental agency securities	45,819	—	(179)	45,640
Commercial paper	32,591	—	—	32,591
Certificates of deposit	9,300	—	—	9,300
Total short-term AFS securities	$309,029	$—	$(440)	$308,589
Long-term AFS securities
U.S. governmental agency securities	$97,798	$—	$(1,019)	96,779
Corporate debt securities	92,687	—	(683)	92,004
U.S Treasury securities	53,031	—	(403)	52,628
Total long-term AFS securities	$243,516	$—	$(2,105)	$241,411
The following tables represent the AFS securities as of April 1, 2018, and December 31, 2017, that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	April 1, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$137,958	$(373)	$8,874	$(87)	$146,832	$(460)
U.S Treasury securities	69,009	(62)	—	—	69,009	(62)
U.S. governmental agency securities	19,797	(39)	40,156	(248)	59,953	(287)
Total short-term AFS securities	$226,764	$(474)	$49,030	$(335)	$275,794	$(809)
Long-term AFS securities
Corporate debt securities	$91,661	$(1,244)	$4,943	$(82)	$96,604	$(1,326)
U.S Treasury securities	23,910	(244)	58,404	(869)	82,314	(1,113)
U.S. governmental agency securities	51,852	(670)	—	—	51,852	(670)
Total long-term AFS securities	$167,423	$(2,158)	$63,347	$(951)	$230,770	$(3,109)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$140,111	$(199)	$9,996	$(28)	$150,107	$(227)
U.S Treasury securities	70,951	(34)	—	—	70,951	(34)
U.S. governmental agency securities	19,770	(50)	25,870	(129)	45,640	(179)
Total short-term AFS securities	$230,832	$(283)	$35,866	$(157)	$266,698	$(440)
Long-term AFS securities
Corporate debt securities	$81,118	$(579)	$10,886	$(104)	$92,004	$(683)
U.S Treasury securities	23,998	(125)	72,781	(894)	96,779	(1,019)
U.S. governmental agency securities	52,628	(403)	—	—	52,628	(403)
Total long-term AFS securities	$157,744	$(1,107)	$83,667	$(998)	$241,411	$(2,105)
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
As of April 1, 2018, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of April 1, 2018, we have recognized no OTTI loss.
As of April 1, 2018, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 9 for more information regarding the fair value of our marketable securities.
Letters of credit
We arranged for the issuance of letters of credit totaling $56.0 million as of December 31, 2017, to secure commitments under certain sub-lease agreements associated with the rental of floors in our headquarters building. The letters of credit will expire in 2019, and are collateralized by marketable securities held in our investment portfolios, with a fair value of $63.0 million and $63.1 million, as of April 1, 2018, and December 31, 2017, respectively. No amounts were outstanding on these letters of credit as of April 1, 2018. See Note 15 for more information regarding the letters of credit.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of April 1, 2018, and since December 31, 2017, were as follows:

(In thousands)	Total Company
Balance as of December 31, 2017	$143,549
Foreign currency translation	2,063
Balance as of April 1, 2018	$145,612

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $7.7 million has been included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. INVESTMENTS
Equity Method Investments
As of April 1, 2018, our investments in joint ventures of $1.8 million consisted of a 40% equity ownership interest in Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine.
The investment is accounted for under the equity method, and is recorded in “Investments in joint ventures” in our Condensed Consolidated Balance Sheets. Our proportionate share of the operating results of our investment is recorded in “Gain from joint ventures” in our Condensed Consolidated Statements of Operations.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary which owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In 2016, the paper mill closed and we recognized a $41.4 million loss from joint ventures related to the closure. The Company’s proportionate share of the loss was $20.1 million after tax and net of noncontrolling interest. As a result of the mill closure, we wrote our investment down to zero.  In 2017 we recognized a gain of $20.8 million, primarily related to the sale of the remaining assets, partially offset by the loss related to our proportionate share of Madison’s settlement of certain pension obligations.
The Company’s joint venture in Madison is currently being liquidated. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. In the first quarter of 2018 we recognized a de minimis gain from joint ventures. We expect to receive our proportionate share of a cash distribution from the wind down of our Madison investment in 2018.
The following table presents summarized income statement information for Madison, which follows a calendar year:

	For the Quarters Ended
(In thousands)	March 31, 2018	March 31, 2017
Revenues	$—	$—
Expenses:
Cost of sales	—	(1,054)
General and administrative income/(expense) and other	9	(26)
Total income/(costs)	9	(1,080)
Operating income/(loss)	9	(1,080)
Other income/(expense)	20	(2)
Net income/(loss)	$29	$(1,082)
We received no distributions from Madison in the first quarters of 2018 and 2017.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Prior to January 1, 2018, we accounted for our non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable securities sold or impaired were recognized in “Interest expense and other, net”. As of December 31, 2017, non-marketable equity securities included in “Miscellaneous assets’’ in our Condensed Consolidated Balance Sheets accounted for under the cost method had a carrying value of $13.6 million.
Non-marketable equity securities remeasured during the first quarter ended April 1, 2018, are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date. See Note 9 for the definition of Level 3. As of April 1, 2018, non-marketable equity securities had a carrying value of $14.1 million. We did not have any material fair value adjustments in the first quarter of 2018.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. DEBT OBLIGATIONS
Our indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	April 1, 2018	December 31, 2017
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	$250,000	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	5,719	6,596
Total option to repurchase ownership interest in headquarters building in 2019	244,281	243,404
Capital lease obligations	6,811	6,805
Total long-term debt and capital lease obligations	$251,092	$250,209
See Note 9 for more information regarding the fair value of our long-term debt.
“Interest expense and other, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017
Interest expense	$6,958	$6,864
Amortization of debt costs and discount on debt	876	800
Capitalized interest	(155)	(220)
Interest income and other expense, net	(2,802)	(2,119)
Total interest expense and other, net	$4,877	$5,325
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
The Lease was part of a transaction in 2009 under which the Company sold and simultaneously leased back approximately 750,000 rentable square feet, comprising the Condo Interest. The sale price for the Condo Interest was approximately $225 million. Under the Lease, the Company has an option exercisable in the second half of 2019 to repurchase the Condo Interest for approximately $250 million.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER
Advertising Expenses
Advertising expenses incurred to promote our brand, subscription products and marketing services were $31.6 million and $33.6 million in the first quarters of 2018 and 2017, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $3.4 million and $3.1 million in the first quarters of 2018 and 2017, respectively.
Headquarters Redesign and Consolidation
In December 2016, we announced plans to redesign our headquarters building, consolidate our space within a smaller number of floors and lease the additional floors to third parties. These changes are expected to generate additional rental income and result in a more collaborative workspace. We incurred $1.9 million and $2.4 million of total costs related to these measures in the first quarter of 2018 and 2017, respectively. The capital expenditures related to these measures were approximately $6.4 million and $1.0 million in the first quarters of 2018 and 2017, respectively.
Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash as of April 1, 2018, and December 31, 2017, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

	For the Quarters Ended
(In thousands)	April 1, 2018	December 31, 2017

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$213,814	$182,911
Restricted cash included within other current assets	385	375
Restricted cash included within miscellaneous assets	17,714	17,650
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$231,913	$200,936
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Severance Costs
We recognized severance costs of $2.4 million and $1.6 million in the first quarters of 2018 and 2017, respectively, for workforce reduction. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $11.5 million and $18.8 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of April 1, 2018, and December 31, 2017, respectively. We anticipate most of the payments will be made within the next twelve months.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2018, and December 31, 2017:

(In thousands)	April 1, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$146,832	$—	$146,832	$—	$150,107	$—	$150,107	$—
U.S Treasury securities	71,399	—	71,399	—	70,951	—	70,951	—
U.S. governmental agency securities	59,953	—	59,953	—	45,640	—	45,640	—
Commercial paper	15,450	—	15,450	—	32,591	—	32,591	—
Certificates of deposit	6,200	—	6,200	—	9,300	—	9,300	—
Total short-term AFS securities	$299,834	$—	$299,834	$—	$308,589	$—	$308,589	$—
Long-term AFS securities (1)
Corporate debt securities	$98,374	$—	$98,374	$—	$92,004	$—	$92,004	$—
U.S Treasury securities	51,852	—	51,852	—	52,628	—	52,628	—
U.S. governmental agency securities	85,415	—	85,415	—	96,779	—	96,779	—
Total long-term AFS securities	$235,641	$—	$235,641	$—	$241,411	$—	$241,411	$—
Liabilities:
Deferred compensation (2)	$24,335	$24,335	$—	$—	$29,526	$29,526	$—	$—
(1) Our marketable securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at fair value (see Note 4). We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
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
Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our long-term debt was approximately $244 million as of April 1, 2018, and approximately $243 million as of December 31, 2017. The fair value of our long-term debt was approximately $274 million and $279 million as of April 1, 2018, and December 31, 2017, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We sponsor several frozen single-employer defined benefit pension plans including The Newspaper Guild of New York - The New York Times Pension Fund, which prior to January 1, 2018, was a joint Company and Guild-sponsored defined benefit pension plan. We also participate in The Guild-Times Adjustable Pension Plan, a joint Company and Guild sponsored defined benefit pension plan covering employees who are members of The NewsGuild of New York. Participants in The Guild-Times Adjustable Pension Plan continue to actively accrue benefits.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension cost were as follows:

	For the Quarters Ended
	April 1, 2018			March 26, 2017
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,647	$—	$2,647	$2,423	$—	$2,423
Interest cost	13,151	1,848	14,999	15,594	1,956	17,550
Expected return on plan assets	(20,555)	—	(20,555)	(26,136)	—	(26,136)
Amortization of actuarial loss	6,762	1,294	8,056	7,353	1,088	8,441
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost/(income)	$1,519	$3,142	$4,661	$(1,252)	$3,044	$1,792
In the first quarter of 2018, the Company signed an agreement that froze the accrual of benefits under the Retirement Annuity Plan For Craft Employees of The New York Times Companies (“RAP”) with respect to all participants covered by a collective bargaining agreement between the Company and The Newspaper and Mail Deliverers' Union of New York and Vicinity. This group of participants was the last group under the RAP to have their benefit accruals frozen. As a result, we recorded a curtailment of $2.6 million in 2018.
During the first quarters of 2018 and 2017, we made pension contributions of $2.1 million and $2.0 million, respectively, to certain qualified pension plans. We expect contributions in 2018 to total approximately $8 million to satisfy funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017
Service cost	$5	$92
Interest cost	369	470
Amortization of actuarial loss	1,184	905
Amortization of prior service credit	(1,539)	(1,939)
Net periodic postretirement benefit cost/(income)	$19	$(472)
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the service cost component of net periodic pension cost/(income) and net periodic postretirement benefit cost/(income) continues to be recognized in “Total operating costs” while the other components have been reclassified to “Other components of net periodic benefit costs/(income)” in our Condensed Consolidated Statements of Operations below “Operating profit” on a retrospective basis. We recognized $2.0 million and ($1.2) million of “Other components of net periodic benefit costs/(income)” for single employer pension plans and other postretirement benefits in the first quarters of 2018 and 2017, respectively.
NOTE 11. INCOME TAXES
The Company had income tax expense of $5.3 million and $10.7 million in the first quarter of 2018 and 2017, respectively. The Company’s effective tax rates from continuing operations were 19.3% and 45.0% for the first quarter of 2018 and 2017, respectively. The decrease in income tax expense and effective tax rate was primarily due to a reduction in the U.S. federal corporate income tax rate which took effect in 2018, and a tax benefit from stock-based compensation in the first quarter of 2018.
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
There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the first quarter of 2018. There were approximately 2 million stock options, as well as approximately 1 million stock-settled long-term performance awards and restricted stock units, excluded from the computation of diluted earnings per share because they were anti-dilutive in the first quarter of 2017.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	$897,279	$84	$897,363
Adjustments to retained earnings(1)	96,707	—	96,707
AOCI reclassification to retained earnings(2)	(94,135)	—	(94,135)
Net income	21,912	2	21,914
Other comprehensive income, net of tax	7,842	—	7,842
Effect of issuance of shares(3)	31,692	—	31,692
Dividends declared	(6,632)	—	(6,632)
Stock-based compensation	3,326	—	3,326
Balance as of April 1, 2018	$957,991	$86	$958,077
(1) As a result of adopting ASU 2018-02 and Topic 606 in the first quarter of 2018, “Retained earnings” increased by $94.1 million and $2.6 million, respectively. See Note 2 for more information.
(2) As a result of adopting ASU 2018-02 in the first quarter of 2018, stranded tax effects of $94.1 million were reclassified from AOCI to “Retained earnings”. See Note 2 for more information.
(3) The Company issued 2,177,326, 271,841, and 191,817 of Class A shares in connection with stock option exercises, vesting of performance-based awards, and vesting of restricted stock units in the first quarter of 2018, respectively.

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
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the first quarter of 2018. As of April 1, 2018, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. All purchases were made pursuant to our publicly announced share repurchase

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of April 1, 2018:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net unrealized Loss on available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$6,328	$(427,819)	$(1,538)	$(423,029)
Other comprehensive income/(loss) before reclassifications, before tax(1)(2)	2,273	2,597	(1,371)	3,499
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	7,163	—	7,163
Income tax expense/(benefit) (1)	602	2,580	(362)	2,820
Net current-period other comprehensive income/(loss), net of tax	1,671	7,180	(1,009)	7,842
AOCI reclassification to retained earnings (3)	1,576	(95,378)	(333)	(94,135)
Balance as of April 1, 2018	$9,575	$(516,017)	$(2,880)	$(509,322)
(1) All amounts are shown net of noncontrolling interest.
(2) The Company recorded a curtailment of $2.6 million in AOCI in connection with freezing of benefits for the RAP in the first quarter of 2018. This transaction does not have any impact to net income for the first quarter of 2018. See Note 10 for more information.
(3) As a result of adopting ASU 2018-02 in the first quarter of 2018, stranded tax effects of $94.1 million were reclassified from AOCI to “Retained earnings”. See Note 2 for more information.
The following table summarizes the reclassifications from AOCI for the first quarter of 2018:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,077)	Other components of net periodic benefit costs/(income)
Amortization of actuarial loss(1)	9,240	Other components of net periodic benefit costs/(income)
Total reclassification, before tax(2)	7,163
Income tax expense	1,893	Income tax expense
Total reclassification, net of tax	$5,270
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 10 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended April 1, 2018.
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
NOTE 15. CONTINGENT LIABILITIES
Newspaper and Mail Deliverers–Publishers’ Pension Fund
In September 2013, the Newspaper and Mail Deliverers-Publishers’ Pension Fund (the “NMDU Fund”) assessed a partial

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

withdrawal liability against the Company in the gross amount of approximately $26 million for the plan years ending May 31, 2012, and 2013 (the “Initial Assessment”), an amount that was increased to a gross amount of approximately $34 million in December 2014, when the NMDU Fund issued a revised partial withdrawal liability assessment for the plan year ending May 31, 2013 (the “Revised Assessment”). The NMDU Fund claimed that when City & Suburban Delivery Systems, Inc., a retail and newsstand distribution subsidiary of the Company and the largest contributor to the NMDU Fund, ceased operations in 2009, it triggered a decline of more than 70% in contribution base units in each of these two plan years.
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. In June 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred, and concluded that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. In July 2017, the arbitrator issued a final award and opinion reflecting the same conclusions, which both the Company and NMDU Fund challenged in federal district court. In March 2018, the court determined that a partial withdrawal had occurred, but supported the Company’s position that the NMDU Fund’s calculation of the withdrawal liability was improper. The Company has appealed the court’s decision with respect to the determination that a partial withdrawal had occurred.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of April 1, 2018, we have paid $16.2 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling. The Company recognized $0.1 million and $0.1 million of expense for the first quarters of 2018 and 2017, respectively.
The Company had a liability of $5.7 million as of April 1, 2018, related to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
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
Letter of Credit Commitment
We arranged for the issuance of letters of credit totaling $56.0 million in connection with a sub-lease entered into in the fourth quarter of 2017 for approximately four floors of our headquarters building. A portion of the letters of credit will expire pro rata through the second quarter of 2019, while the remaining portion of letters of credit will expire upon the Company’s repurchase of the Condo Interest in our headquarters building in 2019. Approximately $63 million of marketable securities were used as collateral for the letters of credit, as of April 1, 2018, and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes The New York Times newspaper, print and digital products and investments. We have one reportable segment with businesses that include our newspaper, websites, mobile applications and related businesses.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from news services/syndication, digital archive licensing, building rental income, affiliate referrals, NYT Live (our live events business) and retail commerce. Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs or multiemployer pension plan withdrawal costs, and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “Non-Operating Items—Non-GAAP Financial Measurements” for more details.
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has also presented each of its non-GAAP financial measures for the first quarter of 2017 and the full year 2017 reflecting the recast of its financial statements for such periods to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures. See “Non-Operating Items—Non-GAAP Financial Measurements” for more details.
Financial Highlights
For the first quarter of 2018, diluted earnings per share from continuing operations were $0.13, compared with $0.08 for the first quarter of 2017. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.17 and $0.10 for the first quarters of 2018 and 2017, respectively.
The Company had an operating profit of $34.1 million in the first quarter of 2018, compared with $27.8 million in the first quarter of 2017. The increase was largely due to higher digital subscription revenues, which offset lower advertising revenues and higher selling, general and administrative costs. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $55.5 million and $50.2 million for the first quarters of 2018 and 2017, respectively.
Total revenues increased 3.8% to $413.9 million in the first quarter of 2018 from $398.8 million in the first quarter of 2017, primarily driven by an increase in digital subscription revenues, which were partially offset by a decrease in advertising revenues and print subscription revenues.
Subscription revenues increased 7.5% in the first quarter of 2018 compared with the first quarter of 2017, primarily due to growth in recent quarters in the number of subscriptions to the Company’s digital-only subscription products. Revenue from our digital-only subscription products (which include our news product, as well as our Crossword and Cooking products) increased 25.8% in the first quarter of 2018 compared with the first quarter of 2017.
Paid digital-only subscriptions totaled approximately 2,783,000 at the end of the first quarter of 2018, a 25.5% increase compared with the end of the first quarter of 2017. News product subscriptions totaled approximately 2,330,000 at the end of the first quarter of 2018, a 20.5% increase compared with the end of the first quarter of 2017. Other product subscriptions totaled approximately 453,000 at the end of the first quarter of 2018, a 60.1% increase compared with the end of the first quarter of 2017.
Total advertising revenues decreased 3.4% in the first quarter of 2018 compared with the first quarter of 2017, reflecting a 6.0% and 1.8% decrease in digital and print advertising revenues, respectively. The decrease in digital advertising revenue reflected a continued decrease in traditional website display advertising, which more than offset increases in revenue from smartphone advertising. The character of our digital advertising model, with its increasing reliance on strategic commercial partnerships and often large individual campaigns, means more variable results as individual partnerships and campaigns launch and end. The decrease in print advertising revenues resulted from declines in both display advertising and classified and other advertising.

Other revenues increased 5.0% in the first quarter of 2018 compared with the first quarter of 2017.
Operating costs increased in the first quarter of 2018 to $378.0 million from $368.6 million in the first quarter of 2017, largely due to higher compensation costs, which were partially offset by lower print production and distribution costs. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the first quarter of 2018 to $358.5 million from $348.6 million in the first quarter of 2017.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017	% Change
Revenues
Subscription	$260,593	$242,375	7.5%
Advertising	125,647	130,028	(3.4)%
Other	27,708	26,401	5.0%
Total revenues	413,948	398,804	3.8%
Operating costs
Production costs:
Wages and benefits	91,993	91,014	1.1%
Raw materials	16,692	16,930	(1.4)%
Other production costs	45,656	45,353	0.7%
Total production costs	154,341	153,297	0.7%
Selling, general and administrative costs	208,623	199,137	4.8%
Depreciation and amortization	15,041	16,153	(6.9)%
Total operating costs	378,005	368,587	2.6%
Headquarters redesign and consolidation	1,888	2,402	(21.4)%
Operating profit	34,055	27,815	22.4%
Other components of net periodic benefit costs/(income)	2,028	(1,194)	*
Gain from joint ventures	15	173	(91.3)%
Interest expense, net	4,877	5,325	(8.4)%
Income from continuing operations before income taxes	27,165	23,857	13.9%
Income tax expense	5,251	10,742	(51.1)%
Net income	21,914	13,115	67.1%
Net (income)/loss attributable to the noncontrolling interest	(2)	66	*
Net income attributable to The New York Times Company common stockholders	$21,912	$13,181	66.2%

*	Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword and Cooking products), and single-copy and bulk sales of our print products (which represent less than 10% of these revenues). Our Cooking product first launched as a paid digital product in the third quarter of 2017. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 7.5% in the first quarter of 2018 compared with the same prior-year period, primarily due to an approximately 26% growth in the number of subscriptions to the Company’s digital subscription products. Revenues from our digital-only news subscriptions (including e-readers and replica editions) were $90.6 million in the first quarter of 2018, an increase of 24.3% from the first quarter of 2017.
The following table summarizes digital-only subscription revenues for the first quarters of 2018 and 2017:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$90,577	$72,861	24.3%
Other product subscription revenues(2)	4,835	2,956	63.6%
Total digital-only subscription revenues	$95,412	$75,817	25.8%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of the end of the first quarters of 2018 and 2017:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017	% Change
Digital-only subscriptions(1):
News product subscriptions(2)	2,330	1,934	20.5%
Other product subscriptions(3)	453	283	60.1%
Total digital-only subscriptions	2,783	2,217	25.5%
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

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	April 1, 2018			March 26, 2017			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$70,805	$38,700	$109,505	$71,627	$42,976	$114,603	(1.1)%	(9.9)%	(4.4)%
Classified and Other	8,139	8,003	16,142	8,730	6,695	15,425	(6.8)%	19.5%	4.6%
Total advertising	$78,944	$46,703	$125,647	$80,357	$49,671	$130,028	(1.8)%	(6.0)%	(3.4)%
Print advertising revenues, which represented 62.8% of total advertising revenues for the first quarter of 2018, declined 1.8% to $78.9 million in the first quarter of 2018 compared with $80.4 million in the same prior-year period. The decrease was driven by a decline in the luxury, retail, and entertainment categories which were mostly offset by growth in the media, advocacy, and financial categories.
Digital advertising revenues, which represented 37.2% of total advertising revenues for the first quarter of 2018, declined 6.0% to $46.7 million in the first quarter of 2018 compared with $49.7 million in the same prior-year period. The decrease primarily reflected a continued decrease in traditional website display advertising, which was partially offset by increases in revenue from smartphone advertising.
Classified and other advertising revenues increased 4.6% in the first quarter of 2018, compared with the same prior-year period, primarily due to an increase in podcast revenues.
Other Revenues
Other revenues primarily consist of revenues from news services/syndication, digital archive licensing, building rental income, affiliate referrals, NYT Live (our live events business), retail commerce and commercial printing.
Other revenues increased 5.0% in the first quarter of 2018, compared with the same prior-year period, largely due to affiliate referral revenue associated with the product review and recommendation website, Wirecutter, and commercial printing revenue, which was partially offset by a decline in revenue from our live events business.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017	% Change
Production costs:
Wages and benefits	$91,993	$91,014	1.1%
Raw materials	16,692	16,930	(1.4)%
Other production costs	45,656	45,353	0.7%
Total production costs	154,341	153,297	0.7%
Selling, general and administrative costs	208,623	199,137	4.8%
Depreciation and amortization	15,041	16,153	(6.9)%
Total operating costs	$378,005	$368,587	2.6%
Production Costs
Production costs include items such as labor costs, raw materials, and machinery and equipment expenses related to news-gathering and production activity, as well as costs related to producing branded content.
Production costs increased in the first quarter of 2018 compared with the first quarter of 2017, driven by an increase in wage and benefits ($1.0 million) and other expenses ($0.3 million), partially offset by a decline in raw materials ($0.2 million).
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.

Selling, general and administrative costs in the first quarter of 2018 increased by $9.5 million compared with the first quarter of 2017 as higher compensation costs ($8.4 million) and other miscellaneous expenses ($4.1 million) were partially offset by lower print production and distribution costs ($2.4 million).
Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2018 decreased by $1.1 million compared with the first quarter of 2017 primarily as assets became fully depreciated in prior periods.
Other Items
See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items, including costs related to the redesign of our headquarters building.
NON-OPERATING ITEMS
Other Components of Net Periodic Benefit Costs/(Income)
See Note 10 of the Notes to the Condensed Consolidated Financial Statements for information regarding other components of net periodic benefit costs/(income).
Joint Ventures
See Note 6 of the Notes to the Condensed Consolidated Financial Statements for information regarding our joint venture investments.
Interest Expense and other, Net
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding interest expense and other, net.
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

•	operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit); and

•	operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs).
The special item in 2018 consisted of:

•	A $1.9 million charge ($1.4 million after tax or $.01 per share) in connection with the redesign and consolidation of space in our headquarters building.
The special item in 2017 consisted of:

•	A $2.4 million charge ($1.4 million after tax or $.01 per share) in connection with the redesign and consolidation of space in our headquarters building.
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
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, all single employer pension and other postretirement benefit expenses with the exception of service cost were reclassified from operating costs to “Other components of net periodic benefit costs/(income).” See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information. In connection with the adoption of ASU 2017-07, the Company made the following changes to its non-GAAP financial measures in order to align them with the new GAAP presentation:

•	Revised the components of non-operating retirement costs to include amortization of prior service credit of single employer pension and other postretirement benefit expenses.

•
Revised the definition of adjusted operating profit and adjusted operating costs to exclude multiemployer pension plan withdrawal costs (which historically have been and continue to be a component of non-operating retirement costs), rather than all non-operating retirement costs. As a result of the adoption of ASU 2017-07, non-operating retirement costs other than multiemployer pension plan withdrawal costs are now separately presented outside of operating costs and accordingly have no impact on operating profit and operating costs under GAAP, or adjusted operating profit or adjusted operating costs. Multiemployer pension plan withdrawal costs remain in GAAP operating costs and therefore continue to be an adjustment to these non-GAAP measures.

Non-operating retirement costs include:

•	interest cost, expected return on plan assets, amortization of actuarial gain and loss components and amortization of prior service credits of single employer pension expense;

•	interest cost, amortization of actuarial gain and loss components and amortization of prior service credits of retiree medical expense; and

•	multiemployer pension plan withdrawal costs, not otherwise included as special items.
These non-operating retirement costs are primarily tied to financial market performance and changes in market interest rates and investment performance. Non-operating retirement costs do not include service costs, which we believe reflect the ongoing operating costs of providing pension and retiree medical benefits to our employees. We consider non-operating retirement costs to be outside the performance of our ongoing core business operations and believe that presenting operating results excluding non-operating retirement costs, in addition to our GAAP operating results, provides increased transparency and a better understanding of the underlying trends in our operating business performance.
Adjusted diluted earnings per share provides useful information in evaluating our period-to-period performance because it eliminates items that we do not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit is useful in evaluating the ongoing performance of our businesses as it excludes the significant non-cash impact of depreciation and amortization as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs. Adjusted operating costs, which exclude these items, provide investors with helpful supplemental information on our underlying operating costs that is used by management in its financial and operational decision-making.
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

	For the Quarters Ended
	April 1, 2018	March 26, 2017	(1)	% Change
Diluted earnings per share from continuing operations	$0.13	$0.08		62.5%
Add:
Severance	0.01	0.01		—%
Non-operating retirement costs	0.02	0.01		100.0%
Special item:
Headquarters redesign and consolidation	0.01	0.01		—%
Income tax expense of adjustments	(0.01)	(0.01)		—%
Adjusted diluted earnings per share from continuing operations (2)	$0.17	$0.10		70.0%
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of non-operating retirement costs. See “—Impact of Modification of Non-GAAP Measures” for more detail.
(2) Amounts may not add due to rounding.

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017	(1)	% Change
Operating profit	$34,055	$27,815		22.4%
Add:
Depreciation & amortization	15,041	16,153		(6.9)%
Severance	2,389	1,600		49.3%
Multiemployer pension plan withdrawal costs	2,104	2,273		(7.4)%
Special items:
Headquarters redesign and consolidation	1,888	2,402		(21.4)%
Adjusted operating profit	$55,477	$50,243		10.4%
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of adjusted operating profit. See “—Impact of Modification of Non-GAAP Measures” for more detail.

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017	(1)	% Change
Operating costs	$378,005	$368,587		2.6%
Less:
Depreciation & amortization	15,041	16,153		(6.9)%
Severance	2,389	1,600		49.3%
Multiemployer pension plan withdrawal costs	2,104	2,273		(7.4)%
Adjusted operating costs	$358,471	$348,561		2.8%
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of adjusted operating costs. See “—Impact of Modification of Non-GAAP Measures” for more detail.

Impact of Modification of Non-GAAP Measures
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has presented its non-GAAP financial measures for the first quarter of 2017 reflecting the recast of its financial statements for such period to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures. The following tables show the adjustments to the previously presented metrics.

Adjustments made to the reconciliation of diluted earnings per share from continuing operations to adjusted diluted earnings per share from continuing operations

	First Quarter
	2017 Previously Reported	Adjustment		2017 Recast
Diluted earnings per share from continuing operations	$0.08	$—		$0.08
Add:
Severance	0.01	—		0.01
Non-operating retirement costs	0.02	(0.01)	(2)	0.01
Special items:
Headquarters redesign and consolidation	0.01	—		0.01
Income tax expense of adjustments	(0.01)	—		(0.01)
Adjusted diluted earnings per share from continuing operations (1)	$0.11	$(0.01)		$0.10
(1) Amounts may not add due to rounding.
(2) Reflects the inclusion of amortization of prior service credits in the definition of non-operating retirement costs.

Adjustments made to the reconciliation of operating profit to adjusted operating profit

	First Quarter
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast
Operating profit	$29,009	$(1,194)	(1)	$27,815
Add:
Depreciation & amortization	16,153	—		16,153
Severance	1,600	—		1,600
Non-operating retirement costs	3,503	(3,503)	(2)	—
Multiemployer pension plan withdrawal costs	—	2,273	(2)	2,273
Special items:
Headquarters redesign and consolidation	2,402	—		2,402
Adjusted operating profit	$52,667	$(2,424)	(3)	$50,243
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating profit, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating costs.

(3) Represents amortization of prior service credits, which historically were a component of operating profit but not an adjustment to adjusted operating profit. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs rather than operating profit. For the first quarter of 2017, $(2.4) million amortization of prior service credits have been reclassified out of operating profit thereby reducing operating profit and adjusted operating profit.

Adjustments made to the reconciliation of operating costs to adjusted operating costs

	First Quarter
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast
Operating costs	$367,393	$1,194	(1)	$368,587
Less:
Depreciation & amortization	16,153	—		16,153
Severance	1,600	—		1,600
Non-operating retirement costs	3,503	(3,503)	(2)	—
Multiemployer pension plan withdrawal costs	—	2,273	(2)	2,273
Adjusted operating costs	$346,137	$2,424	(3)	$348,561
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating costs, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating costs.

(3) Represents amortization of prior service credits, which historically were a component of operating costs but not an adjustment to adjusted operating costs. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs rather than operating costs. For the first quarter of 2017, $(2.4) million amortization of prior service credits have been reclassified out of operating costs thereby increasing operating costs and adjusted operating costs.

The following table reconciles other components of net periodic benefit costs/(income), excluding special items, to the comparable non-GAAP metric, non-operating retirement costs.

(In thousands)	First Quarter of 2017
Pension:
Interest cost	$17,550
Expected return on plan assets	(26,136)
Amortization and other costs	8,441
Amortization of prior service credit (1)	(486)
Non-operating pension income	(631)
Other postretirement benefits:
Interest cost	470
Amortization and other costs	905
Amortization of prior service credit (1)	(1,938)
Non-operating other postretirement benefits income	(563)
Other components of net periodic benefit income	(1,194)
Multiemployer pension plan withdrawal costs	2,273
Total non-operating retirement costs	$1,079

(1) The total amortization of prior service credit was $2.4 million for the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of April 1, 2018, we had cash, cash equivalents and short- and long-term marketable securities of $749.3 million and total debt and capital lease obligations of $251.1 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $498.2 million. Our cash and investment balances have increased since the end of 2017, primarily due to higher cash proceeds from stock option exercises and operating activities partially offset by cash capital expenditures of $25 million.
We have paid quarterly dividends of $.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In March 2009, we entered into an agreement to sell and simultaneously lease back the Condo Interest in our headquarters building. The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. We have an option, exercisable in the second half of 2019, to repurchase the Condo Interest for $250.0 million, and we have provided notice of our intent to exercise this option. We believe that exercising this option is in the best interest of the Company given that the market value of the Condo Interest exceeds the exercise price.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison, which previously operated a supercalendered paper mill in Maine. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. The paper mill was closed in May 2016. The Company’s joint venture in Madison is currently being liquidated. In 2018, we expect to receive a cash distribution of approximately $12 million related to the wind down of our Madison investment. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2018	March 26, 2017	% Change
Operating activities	$17,899	$30,131	(40.6)%
Investing activities	$(12,141)	$29,835	*
Financing activities	$25,024	$(9,892)	*
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities decreased in the first quarter of 2018 compared with the same prior-year period due to higher cash payments made to settle accounts payable, accrued payroll and other liabilities partially offset by higher cash collections from customers and higher net income compared to the same prior-year period.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2018 was primarily related to purchases of marketable securities and capital expenditures, partially offset by maturities/sales of marketable securities.
Payments for capital expenditures were approximately $25 million in the first quarter of 2018 and $8 million in the first quarter of 2017.

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
Net cash provided by financing activities in the first quarter of 2018 was primarily related to proceeds from stock option exercises of approximately $40 million, partially offset by share-based compensation tax withholding payments of $8.7 million and dividend payments of $6.5 million.
Restricted Cash
We were required to maintain $18.1 million of restricted cash as of April 1, 2018, and $18.0 million as of December 31, 2017, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $19 million and $6 million in the first quarter of 2018 and 2017, respectively. The cash payments related to the capital expenditures totaled approximately $25 million and $8 million in the first quarters of 2018 and 2017, respectively. The increase was primarily driven by certain improvements at our printing and distribution facility in College Point, New York and the ongoing redesign and consolidation of space in our headquarters building.
Third-Party Financing
As of April 1, 2018, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding our total debt and capital lease obligations. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of April 1, 2018, our critical accounting policies have not changed from December 31, 2017.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. As of April 1, 2018, our contractual obligations and off-balance sheet arrangements have not changed materially from December 31, 2017.
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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as other risks and factors identified from time to time in our SEC filings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2017, details our disclosures about market risk. As of April 1, 2018, there were no material changes in our market risks from December 31, 2017.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of April 1, 2018. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended April 1, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the first quarter of 2018. As of April 1, 2018, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 4, 2018	/s/ ROLAND CAPUTO
Roland Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)