Form 10-Q
period 2018-07-01
NEW YORK TIMES CO
filed 2018-08-08
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of August 3, 2018 (exclusive of treasury shares):

Class A Common Stock	164,086,219	shares
Class B Common Stock	803,408	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of July 1, 2018 (unaudited) and December 31, 2017	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended July 1, 2018 and June 25, 2017	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended July 1, 2018 and June 25, 2017	4
		Condensed Consolidated Statements of Changes In Stockholder’s Equity (unaudited) as of July 1, 2018 and June 25, 2017	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended July 1, 2018 and June 25, 2017	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item	3	Quantitative and Qualitative Disclosures about Market Risk	35
Item	4	Controls and Procedures	36

PART II		Other Information	37
Item	1	Legal Proceedings	37
Item	1A	Risk Factors	37
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item	6	Exhibits	38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 1, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$236,511	$182,911
Short-term marketable securities	293,791	308,589
Accounts receivable (net of allowances of $12,886 in 2018 and $14,542 in 2017)	137,909	184,885
Prepaid expenses	27,021	22,851
Other current assets	34,722	50,463
Total current assets	729,954	749,699
Other assets
Long-term marketable securities	248,848	241,411
Property, plant and equipment (less accumulated depreciation and amortization of $936,283 in 2018 and $945,401 in 2017)	645,567	640,939
Goodwill	141,742	143,549
Deferred income taxes	148,686	153,046
Miscellaneous assets	184,325	171,136
Total assets	$2,099,122	$2,099,780
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	July 1, 2018	December 31, 2017
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$105,389	$125,479
Accrued payroll and other related liabilities	70,149	104,614
Unexpired subscriptions revenue	82,410	75,054
Accrued expenses and other	103,916	110,510
Total current liabilities	361,864	415,657
Other liabilities
Long-term debt and capital lease obligations	251,911	250,209
Pension benefits obligation	382,031	405,422
Postretirement benefits obligation	46,559	48,816
Other	77,066	82,313
Total other liabilities	757,567	786,760
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2018 – 172,957,020; 2017 – 170,276,449 (including treasury shares: 2018 – 8,870,801; 2017 – 8,870,801)	17,296	17,028
Class B – convertible – authorized and issued shares: 2018 – 803,408; 2017 – 803,763	80	80
Additional paid-in capital	201,601	164,275
Retained earnings	1,439,121	1,310,136
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	6,164	6,328
Funded status of benefit plans	(510,763)	(427,819)
Net unrealized loss on available-for-sale securities	(2,682)	(1,538)
Total accumulated other comprehensive loss, net of income taxes	(507,281)	(423,029)
Total New York Times Company stockholders’ equity	979,606	897,279
Noncontrolling interest	85	84
Total stockholders’ equity	979,691	897,363
Total liabilities and stockholders’ equity	$2,099,122	$2,099,780
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(13 weeks)		(26 weeks)
Revenues
Subscription	$260,629	$250,037	$521,222	$492,412
Advertising	119,201	132,234	244,848	262,262
Other	34,730	24,803	62,438	51,204
Total revenues	414,560	407,074	828,508	805,878
Operating costs
Production costs:
Wages and benefits	92,754	88,799	184,747	179,813
Raw materials	17,826	15,813	34,518	32,743
Other production costs	45,277	45,082	90,933	90,435
Total production costs	155,857	149,694	310,198	302,991
Selling, general and administrative costs	203,368	213,788	411,991	412,925
Depreciation and amortization	14,081	15,131	29,122	31,284
Total operating costs	373,306	378,613	751,311	747,200
Headquarters redesign and consolidation	1,252	1,985	3,140	4,387
Operating profit	40,002	26,476	74,057	54,291
Other components of net periodic benefit costs/(income)	1,863	(1,193)	3,891	(2,387)
(Loss)/Gain from joint ventures	(8)	(266)	7	(93)
Interest expense and other, net	4,536	5,133	9,413	10,458
Income from continuing operations before income taxes	33,595	22,270	60,760	46,127
Income tax expense	9,999	6,711	15,250	17,453
Net income	23,596	15,559	45,510	28,674
Net loss/(income) attributable to the noncontrolling interest	1	40	(1)	106
Net income attributable to The New York Times Company common stockholders	$23,597	$15,599	$45,509	$28,780
Average number of common shares outstanding:
Basic	165,027	161,787	164,581	161,624
Diluted	166,899	163,808	166,515	163,673
Basic earnings per share attributable to The New York Times Company common stockholders	$0.14	$0.10	$0.28	$0.18
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.14	$0.09	$0.27	$0.17
Dividends declared per share	$0.04	$—	$0.08	$0.04
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(13 weeks)		(26 weeks)
Net income	$23,596	$15,559	$45,510	$28,674
Other comprehensive income, before tax:
(Loss)/income on foreign currency translation adjustments	(4,629)	2,896	(2,356)	5,071
Pension and postretirement benefits obligation	7,081	6,920	16,841	13,841
Net unrealized income/(loss) on available-for-sale securities	273	—	(1,098)	—
Other comprehensive income, before tax	2,725	9,816	13,387	18,912
Income tax expense	684	3,826	3,504	7,357
Other comprehensive income, net of tax	2,041	5,990	9,883	11,555
Comprehensive income	25,637	21,549	55,393	40,229
Comprehensive loss/(income) attributable to the noncontrolling interest	1	40	(1)	106
Comprehensive income attributable to The New York Times Company common stockholders	$25,638	$21,589	$55,392	$40,335
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 25, 2016	$17,003	$149,928	$1,331,911	$(171,211)	$(479,816)	$847,815	$(3,571)	$844,244
Net income	—	—	28,780	—	—	28,780	(106)	28,674
Dividends	—	—	(6,496)	—	—	(6,496)	—	(6,496)
Other comprehensive income	—	—	—	—	11,555	11,555	—	11,555
Issuance of shares:
Stock options – 460,909 Class A shares	46	2,661	—	—	—	2,707	—	2,707
Restricted stock units vested – 245,858 Class A shares	24	(2,479)	—	—	—	(2,455)	—	(2,455)
Performance-based awards – 115,881 Class A shares	12	(1,360)	—	—	—	(1,348)	—	(1,348)
Stock-based compensation	—	7,145	—	—	—	7,145	—	7,145
Balance, June 25, 2017	$17,085	$155,895	$1,354,195	$(171,211)	$(468,261)	$887,703	$(3,677)	$884,026

Balance, December 31, 2017	$17,108	$164,275	$1,310,136	$(171,211)	$(423,029)	$897,279	$84	$897,363
Impact of adopting new accounting guidance			96,707		(94,135)	2,572	—	2,572
Net income	—	—	45,509	—	—	45,509	1	45,510
Dividends	—	—	(13,231)	—	—	(13,231)	—	(13,231)
Other comprehensive income	—	—	—	—	9,883	9,883	—	9,883
Issuance of shares:
Stock options – 2,185,201 Class A shares	219	40,308	—	—	—	40,527	—	40,527
Restricted stock units vested – 223,174 Class A shares	22	(3,076)	—	—	—	(3,054)	—	(3,054)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	6,024	—	—	—	6,024	—	6,024
Balance, July 1, 2018	$17,376	$201,601	$1,439,121	$(171,211)	$(507,281)	$979,606	$85	$979,691

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	July 1, 2018	June 25, 2017
	(26 weeks)
Cash flows from operating activities
Net income	$45,510	$28,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,122	31,284
Stock-based compensation expense	7,145	8,010
Undistributed (gain)/loss of joint ventures	(7)	93
Long-term retirement benefit obligations	(8,435)	(13,279)
Other-net	965	1,737
Changes in operating assets and liabilities:
Accounts receivable-net	46,976	47,802
Other assets	14,430	3,040
Accounts payable, accrued payroll and other liabilities	(65,393)	(20,353)
Unexpired subscriptions	7,356	12,453
Net cash provided by operating activities	77,669	99,461
Cash flows from investing activities
Purchases of marketable securities	(229,534)	(245,033)
Maturities of marketable securities	234,883	277,499
Capital expenditures	(45,529)	(21,411)
Other-net	(1,474)	36
Net cash (used in)/provided by investing activities	(41,654)	11,091
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(276)	(276)
Dividends paid	(13,128)	(12,969)
Capital shares:
Proceeds from stock option exercises	40,527	2,706
Share-based compensation tax withholding	(8,956)	(3,803)
Net cash provided by/(used in) financing activities	18,167	(14,342)
Net increase in cash, cash equivalents and restricted cash	54,182	96,210
Effect of exchange rate changes on cash	(473)	268
Cash, cash equivalents and restricted cash at the beginning of the period	200,936	125,550
Cash, cash equivalents and restricted cash at the end of the period	$254,645	$222,028

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of July 1, 2018, and December 31, 2017, and the results of operations, changes in stockholder’s equity statement and cash flows of the Company for the periods ended July 1, 2018, and June 25, 2017. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of July 1, 2018, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017, have not changed materially.
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, which amends Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin 118, issued in December 2017 which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the 2017 Tax Cuts and Jobs Act (the “Act”). The standard was effective upon issuance. During the six months ended July 1, 2018, we have not recorded any measurement period adjustments to the provisional estimate recorded at December 31, 2017 for the Act. The accounting for the impact of the Act is expected to be completed by the fourth quarter of this year.
In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The new guidance provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Act is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt this guidance to reclassify the stranded tax effects from AOCI to retained earnings in the first quarter of 2018. Our current accounting policy related to releasing tax effects from AOCI for pension and other postretirement benefits is a plan by plan approach. Accordingly, the Company recorded a $94.1 million cumulative effect adjustment for stranded tax effects, such as pension and other postretirement benefits, to “Retained earnings” on January 1, 2018. See Note 13 for more information.
In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires the service cost component to be presented separately from the other components of net benefit costs. Service cost will be presented with other employee compensation cost within “Operating costs.” The other components of net periodic benefit costs, such as interest cost, amortization of prior service cost and gains or losses are required to be presented outside of operations. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements.
Since ASU 2017-07 only requires change to the Condensed Consolidated Statements of Operations classification of the components of net periodic benefit cost, there are no changes to income from continuing operations or net income. As a result of the adoption of the ASU during the first quarter of 2018, the service cost component of net periodic benefit costs continues to be recognized in total operating costs and the other components of net periodic benefit costs have been reclassified to “Other

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

components of net periodic benefit costs/(income)” in the Condensed Consolidated Statements of Operations below “Operating profit” on a retrospective basis. The Company reclassified $0.4 million and $0.8 million of credits from “Production costs” and “Selling and general and administrative costs,” respectively, to “Other components of net periodic benefit costs/(income)” in the second quarter of 2017 and $0.5 million and $1.9 million of credits from “Production costs” and “Selling and general and administrative costs,” respectively, to “Other components of net periodic benefit costs/(income)” in the first six months of 2017. See Note 10 for the components of net periodic benefit costs/(income) for our pension and other postretirement benefits plans.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flow: Restricted Cash,” which amends the guidance in ASC 230 on the classification and presentation of restricted cash in the statement of cash flows. The key requirements of the ASU are: (1) all entities should include in their cash and cash-equivalent balances in the statements of cash flows those amounts that are deemed to be restricted cash or restricted cash equivalents, (2) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents and restricted cash, (3) changes in restricted cash that result from transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities in the statement of cash flows, and (4) an entity with a material balance of amounts generally described as restricted cash must disclose information about the nature of the restrictions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.
As a result of the adoption of ASU 2016-18 in the first quarter of 2018, the Company included the restricted cash balance with the cash and cash equivalents balances in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. The reclassification did not have a material impact to the Condensed Consolidated Statement of Cash Flows for the first six months of 2017. The Company has added a reconciliation from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statement of Cash Flows. See Note 8 for more information.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Subsequently, in February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities,” which provided several clarifications and amendments to the standard. The new guidance must be adopted by the third quarter of 2018 (an interim period). Early adoption is permitted.
We adopted ASU 2016-01 in the first quarter of 2018 and elected the measurement alternative, defined as cost, less impairments, adjusted by observable price changes, given our equity instruments are without readily determinable fair values. This guidance did not impact our available-for-sale (“AFS”) securities because we only hold debt securities. We also early adopted ASU 2018-03 in the first quarter of 2018. The adoptions of ASU 2016-01 and ASU 2018-03 did not have a material effect on our Condensed Consolidated Financial Statements. See Note 6 for more information.
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
Subsequently, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB also issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to reduce the cost and complexity of applying the guidance when identifying a performance obligation and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to reduce the cost and complexity of applying the guidance to address certain issues on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The clarifying amendments in ASU 2016-08, 2016-10 and 2016-12 do not change the core principle of ASU 2014-09. We refer to ASU 2014-09 and the clarifying amendments collectively as “Topic 606.”
On January 1, 2018, the Company adopted Topic 606. The Company has elected the modified retrospective approach, which allows for the new revenue standard to be applied to all existing contracts as of the effective date and a cumulative catch-

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

up adjustment to be recorded to “Retained earnings.” The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The most significant change to the Company’s accounting practices related to accounting for certain licensing arrangements in the other revenue category for which archival and updated content is included. Under the former revenue guidance, licensing revenue was generally recognized over the term of the contract based on the annual minimum guarantee amount specified in the contractual agreement with the licensee. Based on the guidance of Topic 606, the Company has determined that the archival content and updated content included in these licensing arrangements represent two separate performance obligations. As such, a portion of the total contract consideration related to the archival content was recognized at the commencement of the contract when control of the archival content is transferred. The remaining contractual consideration will be recognized proportionately over the term of the contract when updated content is transferred to the licensee, in line with when the control of the new content is transferred.
The net impact of these changes accelerated the revenue of contracts not completed as of January 1, 2018. In connection with the adoption of the standard the Company recorded a net increase to opening retained earnings of $2.6 million ($3.5 million before tax) and a contract asset of $3.5 million, with $1.3 million categorized as a current asset and $2.2 million categorized as a long term asset as of January 1, 2018. The impact to “Other revenues” as a result of applying Topic 606 will be a decrease of $1.3 million for the twelve months ended December 30, 2018.
Our subscription and advertising revenues were not changed by the new guidance. See Note 3 for more information on our revenues and the application of Topic 606.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which provides guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Targeted Improvements to Topic 842, which provides an alternative transition method at the transition date, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings upon adoption.
This guidance becomes effective for the Company for fiscal years beginning after December 30, 2018. While early application is permitted, the Company expects to adopt this guidance in the first quarter of 2019 utilizing the alternative transition method. The adoption of the standards will require us to add right-of-use assets and lease liabilities onto our balance sheet. Based on our lease portfolio at December 31, 2017, the right-of-use asset and lease liability would have been in the range of $40 million to $45 million on our Consolidated Balance Sheets based on the remaining lease payments, with no material impact to our Condensed Consolidated Statement of Operations or liquidity. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. REVENUE
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword and Cooking products) and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenues are derived from the sale of our advertising products and services on our print and digital platforms. These revenues are primarily determined by the volume, rate and mix of advertisements.
Other revenues primarily consist of revenues from news services/syndication, building rental income, affiliate referrals, digital archive licensing, NYT Live (our live events business), commercial printing, and retail commerce.
Revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer. A good or service is considered transferred when the customer obtains control, which is when the customer has the ability to direct the use of and/or obtain substantially all of the benefits of an asset.
Proceeds from subscription revenues are deferred at the time of sale and are recognized on a pro rata basis over the terms of the subscriptions. Payment is typically due upfront and the revenue is recognized ratably over the subscription period. The deferred proceeds are recorded within “Unexpired subscription revenue” in the Condensed Consolidated Balance Sheet. Single-copy revenue is recognized based on date of publication, net of provisions for related returns. Payment for single-copy sales is typically due upon complete satisfaction of our performance obligations. The Company does not have significant financing components or significant payment terms as we only offer industry standard payment terms to our customers.
When our subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. We are considered a principal if we control a promised good or service before transferring that good or service to the customer. The Company considers several factors to determine if it controls the good and therefore is the principal. These factors include: (i) if we have primary responsibility for fulfilling the promise, (ii) if we have inventory risk before the goods or services are transferred to the customer or after the transfer of control to the customer, and (iii) if we have discretion in establishing price for the specified good or service.
Advertising revenues are recognized when advertisements are published in newspapers or placed on digital platforms or, with respect to certain digital advertising, each time a user clicks on certain advertisements, net of provisions for estimated rebates and rate adjustments.
We recognize a rebate obligation as a reduction of revenues based on the amount of estimated rebates that will be earned related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate. We recognize a reserve for rate adjustments as a reduction of revenues based on the amount of estimated post-billing adjustments that will be claimed. Measurement of the rate adjustment reserve is estimated based on historical experience of credits actually issued.
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
Subscription, advertising, and other revenues were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Subscription	$260,629	$250,037	$521,222	$492,412
Advertising	119,201	132,234	244,848	262,262
Other (1)	34,730	24,803	62,438	51,204
Total	$414,560	$407,074	$828,508	$805,878
(1) Other revenue includes approximately $6 million and $4 million of building rental income for the second quarters of 2018 and 2017, respectively, and approximately $10 million and $8 million for the first six months of 2018 and 2017, respectively, which is not under the scope of Topic 606.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes digital-only subscription revenues, which are a component of subscription revenues above, for the second quarters and first six months of 2018 and 2017:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Digital-only subscription revenues:
News product subscription revenues(1)	$93,549	$79,300	$184,125	$152,161
Other product subscription revenues(2)	5,194	3,243	10,030	6,199
Total digital-only subscription revenues	$98,743	$82,543	$194,155	$158,360
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	July 1, 2018			June 25, 2017
(In thousands)	Print	Digital	Total	Print	Digital	Total
Display	$60,803	$41,443	$102,246	$68,499	$44,485	$112,984
Classified and Other	7,367	9,588	16,955	8,557	10,693	19,250
Total advertising	$68,170	$51,031	$119,201	$77,056	$55,178	$132,234

	For the Six Months Ended
	July 1, 2018			June 25, 2017
(In thousands)	Print	Digital	Total	Print	Digital	Total
Display	$131,608	$80,140	$211,748	$140,126	$87,461	$227,587
Classified and Other	15,506	17,594	33,100	17,287	17,388	34,675
Total advertising	$147,114	$97,734	$244,848	$157,413	$104,849	$262,262
Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.
In the case of our licensing contracts, the transaction price was allocated among the performance obligations, (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of the performance obligations as they are currently not sold separately.
As of July 1, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $29 million. The Company will recognize this revenue as control of the performance obligation is transferred to the customer. We expect that approximately $9 million, $10 million, and $10 million will be recognized in the remainder of 2018, 2019, and 2020, respectively.
Contract Assets
We record revenue from performance obligations when performance obligations are satisfied. For our licensing revenue, we record revenue related to the portion of performance obligation (i) satisfied at the commencement of the contract when the customer obtains control of the archival content or (ii) when the updated content is transferred. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in “Other current assets” for short-term contract assets and “Miscellaneous assets” for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. As of July 1, 2018, the Company had $2.9 million in contract assets recorded in the Condensed Consolidated Balance Sheet. The contract asset is reclassified to “Accounts receivable” when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance for the six months ended July 1, 2018, is primarily driven by the cumulative catch-up adjustment recorded by the Company on January 1, 2018, of $3.5 million as a result of adoption of Topic 606, offset by $0.6 million of consideration that was reclassified to “Accounts receivable” when invoiced based on the contractual billing schedules for the period ended July 1, 2018.

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
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as AFS. The Company recorded $3.6 million and $2.5 million of net unrealized loss in AOCI as of July 1, 2018, and December 31, 2017, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of July 1, 2018, and December 31, 2017:

	July 1, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$120,937	$1	$(453)	$120,485
U.S Treasury securities	101,952	—	(142)	101,810
U.S. governmental agency securities	50,932	—	(149)	50,783
Commercial paper	17,520	—	—	17,520
Certificates of deposit	3,193	—	—	3,193
Total short-term AFS securities	$294,534	$1	$(744)	$293,791
Long-term AFS securities
Corporate debt securities	$117,341	$7	$(1,123)	$116,225
U.S. governmental agency securities	91,824	—	(1,146)	90,678
U.S Treasury securities	42,582	—	(637)	41,945
Total long-term AFS securities	$251,747	$7	$(2,906)	$248,848

	December 31, 2017
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$150,334	$—	$(227)	$150,107
U.S Treasury securities	70,985	—	(34)	70,951
U.S. governmental agency securities	45,819	—	(179)	45,640
Commercial paper	32,591	—	—	32,591
Certificates of deposit	9,300	—	—	9,300
Total short-term AFS securities	$309,029	$—	$(440)	$308,589
Long-term AFS securities
U.S. governmental agency securities	$97,798	$—	$(1,019)	96,779
Corporate debt securities	92,687	—	(683)	92,004
U.S Treasury securities	53,031	—	(403)	52,628
Total long-term AFS securities	$243,516	$—	$(2,105)	$241,411

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent the AFS securities as of July 1, 2018 and December 31, 2017, that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	July 1, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$97,827	$(347)	$16,353	$(106)	$114,180	$(453)
U.S Treasury securities	102,834	(142)	—	—	102,834	(142)
U.S. governmental agency securities	17,319	(12)	33,465	(137)	50,784	(149)
Total short-term AFS securities	$217,980	$(501)	$49,818	$(243)	$267,798	$(744)
Long-term AFS securities
Corporate debt securities	$112,576	$(1,094)	$1,972	$(29)	$114,548	$(1,123)
U.S Treasury securities	41,500	(637)	—	—	41,500	(637)
U.S. governmental agency securities	32,245	(300)	58,432	(846)	90,677	(1,146)
Total long-term AFS securities	$186,321	$(2,031)	$60,404	$(875)	$246,725	$(2,906)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$140,111	$(199)	$9,996	$(28)	$150,107	$(227)
U.S Treasury securities	70,951	(34)	—	—	70,951	(34)
U.S. governmental agency securities	19,770	(50)	25,870	(129)	45,640	(179)
Total short-term AFS securities	$230,832	$(283)	$35,866	$(157)	$266,698	$(440)
Long-term AFS securities
Corporate debt securities	$81,118	$(579)	$10,886	$(104)	$92,004	$(683)
U.S Treasury securities	23,998	(125)	72,781	(894)	96,779	(1,019)
U.S. governmental agency securities	52,628	(403)	—	—	52,628	(403)
Total long-term AFS securities	$157,744	$(1,107)	$83,667	$(998)	$241,411	$(2,105)
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
As of July 1, 2018, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of July 1, 2018, we have recognized no OTTI loss.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 1, 2018, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 9 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of July 1, 2018, and since December 31, 2017, were as follows:

(In thousands)	Total Company
Balance as of December 31, 2017	$143,549
Foreign currency translation	(1,807)
Balance as of July 1, 2018	$141,742

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $7.2 million is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets as of July 1, 2018.
NOTE 6. INVESTMENTS
Equity Method Investments
As of July 1, 2018, our investments in joint ventures of $1.7 million consisted of a 40% equity ownership interest in Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine. In 2016, the paper mill closed and the partnership is currently in the process of liquidation.
The investment is accounted for under the equity method, and is recorded in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets. Our proportionate share of the operating results of our investment is recorded in “(Loss)/Gain from joint ventures” in our Condensed Consolidated Statements of Operations.
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary which owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In 2016, we recognized a $41.4 million loss from joint ventures related to the closure. The Company’s proportionate share of the loss was $20.1 million after tax and net of noncontrolling interest. As a result of the mill closure, we wrote our investment down to zero.  In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. In 2017, we recognized a gain of $20.8 million, primarily related to the sale of the remaining assets, partially offset by the loss related to our proportionate share of Madison’s settlement of certain pension obligations.
The following table presents summarized income statement information for Madison, which follows a calendar year:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$—	$—	$—	$—
Expenses:
Cost of sales	—	(118)	—	(1,172)
General and administrative income/(expense) and other	(43)	(528)	(34)	(554)
Total expense	(43)	(646)	(34)	(1,726)
Operating loss	(43)	(646)	(34)	(1,726)
Other income/(expense)	28	(4)	48	(6)
Net (loss)/income	$(15)	$(650)	$14	$(1,732)
We received no distributions from Madison during the second quarters and first six months of 2018 and 2017, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Prior to January 1, 2018 and the adoption of ASU 2016-01, we accounted for our non-marketable equity securities at cost less impairment. Subsequent to the adoption of ASU 2016-01 as of January 1, 2018, we elected the measurement alternative, defined as cost, less impairments, adjusted by observable price changes given our non-marketable equity securities are without readily determinable fair values. We estimate the fair value based on valuation methods using the observable transaction price at the transaction date. Realized gains and losses on non-marketable securities sold or impaired are recognized in “Interest expense and other, net.”
Non-marketable equity securities are classified within Level 3 in the fair value hierarchy. See Note 9 for the definition of Level 3. As of July 1, 2018 and December 31, 2017, non-marketable equity securities included in “Miscellaneous assets’’ in our Condensed Consolidated Balance Sheets had a carrying value of $14.4 million and $13.6 million, respectively. We did not have any material fair value adjustments in the second quarter and first six months of 2018.
NOTE 7. DEBT OBLIGATIONS
Our indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	July 1, 2018	December 31, 2017
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	$250,000	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	4,907	6,596
Net option to repurchase ownership interest in headquarters building in 2019	245,093	243,404
Capital lease obligations	6,818	6,805
Total long-term debt and capital lease obligations	$251,911	$250,209
See Note 9 for more information regarding the fair value of our long-term debt.
“Interest expense and other, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Interest expense	$7,059	$6,955	$14,017	$13,819
Amortization of debt costs and discount on debt	813	778	1,689	1,578
Capitalized interest	(219)	(287)	(374)	(507)
Interest income and other, net	(3,117)	(2,313)	(5,919)	(4,432)
Total interest expense and other, net	$4,536	$5,133	$9,413	$10,458
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER
Advertising Expenses
Advertising expenses incurred to promote our brand, subscription products and marketing services were $35.6 million and $25.8 million in the second quarters of 2018 and 2017, respectively, and $67.2 million and $59.4 million in the first six months of 2018 and 2017, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $3.9 million and $2.7 million in the second quarters of 2018 and 2017, respectively, and $7.3 million and $5.8 million in the first six months of 2018 and 2017, respectively.
Headquarters Redesign and Consolidation
In December 2016, we announced plans to redesign our headquarters building, consolidate our space within a smaller number of floors and lease the additional floors to third parties. We expect to complete this project by the fourth quarter of 2018. These changes are expected to generate additional rental income and result in a more collaborative workspace. We incurred $1.3 million and $2.0 million of total expenses related to these measures in the second quarter of 2018 and 2017, respectively, and $3.1 million and $4.4 million in the first six months of 2018 and 2017, respectively. The capital expenditures related to these measures were approximately $5 million and $10 million in the second quarters of 2018 and 2017, respectively, and $11 million in the first six months of 2018 and 2017, respectively.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of July 1, 2018 and December 31, 2017 from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	July 1, 2018	December 31, 2017

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$236,511	$182,911
Restricted cash included within other current assets	365	375
Restricted cash included within miscellaneous assets	17,769	17,650
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$254,645	$200,936
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Severance Costs
We recognized severance costs of $2.2 million and $19.3 million in the second quarters of 2018 and 2017, respectively, and $4.6 million and $20.9 million in the first six months of 2018 and 2017, respectively, for workforce reduction. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $10.7 million and $18.8 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of July 1, 2018, and December 31, 2017, respectively. We anticipate most of the payments will be made within the next twelve months.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2018, and December 31, 2017:

(In thousands)	July 1, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$120,485	$—	$120,485	$—	$150,107	$—	$150,107	$—
U.S. Treasury securities	101,810	—	101,810	—	70,951	—	70,951	—
U.S. governmental agency securities	50,783	—	50,783	—	45,640	—	45,640	—
Commercial paper	17,520	—	17,520	—	32,591	—	32,591	—
Certificates of deposit	3,193	—	3,193	—	9,300	—	9,300	—
Total short-term AFS securities	$293,791	$—	$293,791	$—	$308,589	$—	$308,589	$—
Long-term AFS securities (1)
Corporate debt securities	$116,225	$—	$116,225	$—	$92,004	$—	$92,004	$—
U.S. Treasury securities	41,945	—	41,945	—	52,628	—	52,628	—
U.S. governmental agency securities	90,678	—	90,678	—	96,779	—	96,779	—
Total long-term AFS securities	$248,848	$—	$248,848	$—	$241,411	$—	$241,411	$—
Liabilities:
Deferred compensation (2)	$24,826	$24,826	$—	$—	$29,526	$29,526	$—	$—
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
Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our long-term debt was approximately $245 million as of July 1, 2018, and approximately $243 million as of December 31, 2017. The fair value of our long-term debt was approximately $268 million and $279 million as of July 1, 2018, and December 31, 2017, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension cost were as follows:

	For the Quarters Ended
	July 1, 2018			June 25, 2017
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,553	$—	$2,553	$2,423	$—	$2,423
Interest cost	13,206	1,848	15,054	15,594	1,956	17,550
Expected return on plan assets	(20,591)	—	(20,591)	(26,136)	—	(26,136)
Amortization of actuarial loss	6,680	1,294	7,974	7,353	1,088	8,441
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost/(income)	$1,362	$3,142	$4,504	$(1,252)	$3,044	$1,792

	For the Six Months Ended
	July 1, 2018			June 25, 2017
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,200	$—	$5,200	$4,846	$—	$4,846
Interest cost	26,357	3,695	30,052	31,188	3,912	35,100
Expected return on plan assets	(41,145)	—	(41,145)	(52,272)	—	(52,272)
Amortization of actuarial loss	13,442	2,588	16,030	14,706	2,176	16,882
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension cost/(income)	$2,882	$6,283	$9,165	$(2,504)	$6,088	$3,584
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
During the first six months of 2018 and 2017, we made pension contributions of $4.2 million and $3.8 million, respectively, to certain qualified pension plans. We expect contributions in 2018 to total approximately $8 million to satisfy funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Service cost	$5	$92	$10	$184
Interest cost	369	470	738	940
Amortization of actuarial loss	1,184	905	2,368	1,810
Amortization of prior service credit	(1,643)	(1,938)	(3,182)	(3,877)
Net periodic postretirement benefit income	$(85)	$(471)	$(66)	$(943)
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. INCOME TAXES
The Company had income tax expense of $10.0 million and $15.3 million in the second quarter and first six months of 2018, respectively. The Company had income tax expense of $6.7 million and $17.5 million in the second quarter and first six months of 2017, respectively. The increase in income tax expense in the second quarter of 2018 compared to the same period in the prior year was largely due to higher income from continuing operations in the second quarter of 2018. The decrease in income tax expense in the first six months of 2018 compared to the same period in the prior year was largely due to the reduction in the U.S. federal corporate income tax rate which took effect in 2018, partially offset by higher income from continuing operations in the first six months of 2018.
The Company’s effective tax rates from continuing operations were 29.8% and 25.1% for the second quarter and first six months of 2018, respectively. The Company’s effective tax rates from continuing operations were 30.1% and 37.8% for the second quarter and first six months of 2017, respectively. The effective tax rate in the second quarter of 2018 was impacted by the reduction in the U.S. federal corporate income tax rate which took effect in 2018. The effective tax rate in the second quarter of 2017 was impacted by a tax benefit from stock-based compensation. The decrease in the effective tax rate for the first six months of 2018 compared to the same period in the prior year was largely due to the reduction in the U.S. federal corporate income tax rate which took effect in 2018.
NOTE 12. EARNINGS PER SHARE
We compute earnings per share using a two-class method, an earnings allocation method used when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the second quarter and first six months of 2018. There were approximately 2 million stock options excluded from the computation of diluted earnings per share because they were anti-dilutive in the second quarter and first six months of 2017. There were no anti-dilutive restricted stock units or stock-settled long-term incentive compensation awards excluded from the computation of diluted earnings per share in the second quarter and first six months of 2017.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the second quarter of 2018. As of July 1, 2018, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in AOCI by component as of July 1, 2018:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$6,328	$(427,819)	$(1,538)	$(423,029)
Other comprehensive (loss)/income before reclassifications, before tax(1)(2)	(2,356)	2,597	(1,098)	(857)
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	14,244	—	14,244
Income tax expense/(benefit) (1)	(616)	4,407	(287)	3,504
Net current-period other comprehensive (loss)/income, net of tax	(1,740)	12,434	(811)	9,883
AOCI reclassification to retained earnings (3)	1,576	(95,378)	(333)	(94,135)
Balance as of July 1, 2018	$6,164	$(510,763)	$(2,682)	$(507,281)
(1) All amounts are shown net of noncontrolling interest.
(2) The Company recorded a curtailment of $2.6 million in AOCI in connection with the freezing of benefits for the RAP in the first quarter of 2018. This transaction does not have any impact to net income for the first quarter of 2018. See Note 10 for more information.
(3) As a result of adopting ASU 2018-02 in the first quarter of 2018, stranded tax effects of $94.1 million were reclassified from AOCI to “Retained earnings.” See Note 2 for more information.
The following table summarizes the reclassifications from AOCI for the first six months of 2018:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(4,154)	Other components of net periodic benefit costs/(income)
Amortization of actuarial loss(1)	18,398	Other components of net periodic benefit costs/(income)
Total reclassification, before tax(2)	14,244
Income tax expense	3,727	Income tax expense
Total reclassification, net of tax	$10,517
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 10 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the six months ended July 1, 2018.
NOTE 14. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times, NYTimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from news services/syndication, building rental income, affiliate referrals, digital archive licensing, NYT Live (our live events business), commercial printing, and retail commerce.
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
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. In June 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred, and concluded that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. In July 2017, the arbitrator issued a final award and opinion reflecting the same conclusions, which both the Company and NMDU Fund challenged in federal district court. In March 2018, the court determined that a partial withdrawal had occurred, but supported the Company’s position that the NMDU Fund’s calculation of the withdrawal liability was improper. The Company has appealed the court’s decision with respect to the determination that a partial withdrawal had occurred, and the NMDU Fund has appealed the court’s decision with respect to the calculation of the withdrawal liability.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of July 1, 2018, we have paid $17.1 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling.
The Company had a liability of $4.9 million as of July 1, 2018, related to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
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
Letter of Credit Commitment
We have issued letters of credit totaling $59.8 million and $56.0 million as of July 1, 2018 and December 31, 2017, respectively, in connection with a sub-lease entered into in the fourth quarter of 2017 for approximately four floors of our headquarters building, as well as a sub-lease entered into in the second quarter of 2018 for a portion of the 16th floor. A portion of the letters of credit will expire pro rata through the second quarter of 2019, while a substantial amount of the remaining portion of the letters of credit will expire upon the Company’s repurchase of the Condo Interest in our headquarters building in 2019. Approximately $68 million and $63 million of marketable securities were used as collateral for the letters of credit, as of July 1, 2018, and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW
We are a global media organization that includes The New York Times newspaper, print and digital products and investments. We have one reportable segment with businesses that include our newspaper, websites, mobile applications and related businesses.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from news services/syndication, building rental income, affiliate referrals, digital archive licensing, NYT Live (our live events business), commercial printing, and retail commerce. Our main operating costs are employee-related costs.
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
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has also presented each of its non-GAAP financial measures for the second quarter and first six months of 2017 reflecting the recast of its financial statements for such periods to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures. See “Non-Operating Items—Non-GAAP Financial Measurements” for more details.
Financial Highlights
For the second quarter of 2018, diluted earnings per share from continuing operations were $0.14, compared with $0.09 for the second quarter of 2017. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.17 for the second quarters of 2018 and 2017.
The Company had an operating profit of $40.0 million in the second quarter of 2018, compared with $26.5 million in the second quarter of 2017. The increase was largely driven by strong digital subscription and other revenues as well as lower operating costs, which were partially offset by lower advertising revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $59.4 million and $64.7 million for the second quarters of 2018 and 2017, respectively, as lower advertising revenues and higher marketing costs more than offset growth in both digital subscription and other revenues.
Total revenues increased 1.8% to $414.6 million in the second quarter of 2018 from $407.1 million in the second quarter of 2017, primarily driven by an increase in digital subscription revenues and other revenues, which were partially offset by a decrease in advertising revenues and print subscription revenues.
Subscription revenues increased 4.2% in the second quarter of 2018 compared with the second quarter of 2017, primarily due to growth in recent quarters in the number of subscriptions to the Company’s digital-only subscription products. Revenue from our digital-only subscription products (which include our news product, as well as our Crossword and Cooking products) increased 19.6% in the second quarter of 2018 compared with the second quarter of 2017.
Paid digital-only subscriptions totaled approximately 2,892,000 at the end of the second quarter of 2018, a 24.0% increase compared with the end of the second quarter of 2017. News product subscriptions totaled approximately 2,398,000 at the end of the second quarter of 2018, a 18.3% increase compared with the end of the second quarter of 2017. Other product subscriptions totaled approximately 494,000 at the end of the second quarter of 2018, a 61.4% increase compared with the end of the second quarter of 2017.
Total advertising revenues decreased 9.9% in the second quarter of 2018 compared with the second quarter of 2017, reflecting a 7.5% and 11.5% decrease in digital and print advertising revenues, respectively. The decrease in digital advertising revenue reflected a smaller audience as well as a decline in creative services revenue. The character of our digital advertising model, with its increasing reliance on strategic commercial partnerships and often large individual campaigns, means more variable results as individual partnerships and campaigns launch and end. The decrease in print advertising revenues resulted from declines in both display advertising and classified and other advertising.
Other revenues increased 40.0% in the second quarter of 2018 compared with the second quarter of 2017 as a result of growth in our commercial printing operations, four additional floors of rental income from our New York headquarters building and affiliate referral revenue associated with the product review and recommendation website, Wirecutter.
Operating costs decreased in the second quarter of 2018 to $373.3 million from $378.6 million in the second quarter of 2017, largely due to lower severance costs, which were partially offset by higher marketing costs as well as costs related to growth in commercial printing. We expect higher marketing costs and costs related to growth in commercial printing to continue in the third quarter of 2018. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the second quarter of 2018 to $355.2 million from $342.4 million in the second quarter of 2017 primarily as a result of higher marketing and commercial printing costs.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	% Change	July 1, 2018	June 25, 2017	% Change
Revenues
Subscription	$260,629	$250,037	4.2%	$521,222	$492,412	5.9%
Advertising	119,201	132,234	(9.9)%	244,848	262,262	(6.6)%
Other	34,730	24,803	40.0%	62,438	51,204	21.9%
Total revenues	414,560	407,074	1.8%	828,508	805,878	2.8%
Operating costs
Production costs:
Wages and benefits	92,754	88,799	4.5%	184,747	179,813	2.7%
Raw materials	17,826	15,813	12.7%	34,518	32,743	5.4%
Other production costs	45,277	45,082	0.4%	90,933	90,435	0.6%
Total production costs	155,857	149,694	4.1%	310,198	302,991	2.4%
Selling, general and administrative costs	203,368	213,788	(4.9)%	411,991	412,925	(0.2)%
Depreciation and amortization	14,081	15,131	(6.9)%	29,122	31,284	(6.9)%
Total operating costs	373,306	378,613	(1.4)%	751,311	747,200	0.6%
Headquarters redesign and consolidation	1,252	1,985	(36.9)%	3,140	4,387	(28.4)%
Operating profit	40,002	26,476	51.1%	74,057	54,291	36.4%
Other components of net periodic benefit costs/(income)	1,863	(1,193)	*	3,891	(2,387)	*
(Loss)/Gain from joint ventures	(8)	(266)	(97.0)%	7	(93)	*
Interest expense, net	4,536	5,133	(11.6)%	9,413	10,458	(10.0)%
Income from continuing operations before income taxes	33,595	22,270	50.9%	60,760	46,127	31.7%
Income tax expense	9,999	6,711	49.0%	15,250	17,453	(12.6)%
Net income	23,596	15,559	51.7%	45,510	28,674	58.7%
Net (income)/loss attributable to the noncontrolling interest	1	40	(97.5)%	(1)	106	*
Net income attributable to The New York Times Company common stockholders	$23,597	$15,599	51.3%	$45,509	$28,780	58.1%

*	Represents a change equal to or in excess of 100% or not meaningful.

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
Subscription revenues increased 4.2% in the second quarter and 5.9% in the first six months of 2018 compared with the same prior-year periods, primarily due to an approximately 24.0% growth in the number of subscriptions to the Company’s digital subscription products. Revenues from our digital-only news subscriptions (including e-readers and replica editions) were $98.7 million in the second quarter and $194.2 million in the first six months of 2018, an increase of 19.6% and 22.6% from the second quarter and first six months of 2017, respectively.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues, for the second quarters and first six months of 2018 and 2017:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	% Change	July 1, 2018	June 25, 2017	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$93,549	$79,300	18.0%	$184,125	$152,161	21.0%
Other product subscription revenues(2)	5,194	3,243	60.2%	10,030	6,199	61.8%
Total digital-only subscription revenues	$98,743	$82,543	19.6%	$194,155	$158,360	22.6%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of the end of the second quarters of 2018 and 2017:

	For the Quarters Ended
(In thousands)	July 1, 2018	June 25, 2017	% Change
Digital-only subscriptions:
News product subscriptions(1)	2,398	2,027	18.3%
Other product subscriptions(2)	494	306	61.4%
Total digital-only subscriptions	2,892	2,333	24.0%
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Crossword and Cooking products.
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

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	July 1, 2018			June 25, 2017			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$60,803	$41,443	$102,246	$68,499	$44,485	$112,984	(11.2)%	(6.8)%	(9.5)%
Classified and Other	7,367	9,588	16,955	8,557	10,693	19,250	(13.9)%	(10.3)%	(11.9)%
Total advertising	$68,170	$51,031	$119,201	$77,056	$55,178	$132,234	(11.5)%	(7.5)%	(9.9)%

	For the Six Months Ended
	July 1, 2018			June 25, 2017			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$131,608	$80,140	$211,748	$140,126	$87,461	$227,587	(6.1)%	(8.4)%	(7.0)%
Classified and Other	15,506	17,594	33,100	17,287	17,388	34,675	(10.3)%	1.2%	(4.5)%
Total advertising	$147,114	$97,734	$244,848	$157,413	$104,849	$262,262	(6.5)%	(6.8)%	(6.6)%
Print advertising revenues, which represented 57.2% of total advertising revenues for the second quarter of 2018 and 60.1% of total advertising revenues for the first six months of 2018, declined 11.5 percent to $68.2 million in the second quarter of 2018 and 6.5 percent to $147.1 million in the first six months of 2018, compared with $77.1 million and $157.4 million, respectively, in the same prior-year periods. The decrease in both periods was primarily driven by a decline in the technology and telecommunications, entertainment, and luxury categories which were partially offset by growth in the financial category.
Digital advertising revenues, which represented 42.8% of total advertising revenues for the second quarter of 2018 and 39.9% of total advertising revenues for the first six months of 2018, declined 7.5 percent to $51.0 million in the second quarter of 2018 and 6.8 percent to $97.7 million in the first six months of 2018, compared with $55.2 million and $104.8 million, respectively, in the same prior-year periods. The decrease in digital advertising revenue reflected a smaller audience as well as a decline in creative services revenue.
Classified and other advertising revenues decreased 11.9% in the second quarter of 2018 and 4.5% in the first six months of 2018, compared with the same prior-year periods, primarily due to a decline in creative services revenue and classified real estate category partially offset by an increase in podcast revenue.
Other Revenues
Other revenues primarily consist of revenues from news services/syndication, building rental income, affiliate referrals, digital archive licensing, NYT Live (our live events business), commercial printing, and retail commerce.
Other revenues increased 40.0% in the second quarter of 2018 and 21.9% in the first six months of 2018, compared with the same prior-year periods, largely due to growth in our commercial printing operations, four additional floors of rental income from our New York headquarters building and affiliate referral revenue associated with the product review and recommendation website, Wirecutter.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	% Change	July 1, 2018	June 25, 2017	% Change
Production costs:
Wages and benefits	$92,754	$88,799	4.5%	$184,747	$179,813	2.7%
Raw materials	17,826	15,813	12.7%	34,518	32,743	5.4%
Other production costs	45,277	45,082	0.4%	90,933	90,435	0.6%
Total production costs	155,857	149,694	4.1%	310,198	302,991	2.4%
Selling, general and administrative costs	203,368	213,788	(4.9)%	411,991	412,925	(0.2)%
Depreciation and amortization	14,081	15,131	(6.9)%	29,122	31,284	(6.9)%
Total operating costs	$373,306	$378,613	(1.4)%	$751,311	$747,200	0.6%
Production Costs
Production costs include items such as labor costs, raw materials, and machinery and equipment expenses related to news-gathering and production activity, as well as costs related to producing branded content.
Production costs increased in the second quarter of 2018 compared with the second quarter of 2017, primarily driven by an increase in wage and benefits of $4.0 million primarily due to annual merit increases and additional headcount in connection with commercial printing operations, raw materials of $2.0 million largely due to higher prices and higher volume as a result of commercial printing operations, and other expenses of $0.2 million.
Production costs increased in the first six months of 2018 compared with the first six months of 2017, primarily driven by an increase in wage and benefits of $4.9 million primarily due to annual merit increases and additional headcount in connection with commercial printing operations, raw materials of $1.8 million largely due to higher prices and higher volume as a result of commercial printing operations, and other expenses of $0.5 million.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs in the second quarter of 2018 decreased by $10.4 million compared with the second quarter of 2017 largely due to lower severance costs of $17.0 million and compensation expense of $2.7 million, which were partially offset by higher marketing costs of $11.4 million.
Selling, general and administrative costs in the first six months of 2018 decreased by $0.9 million compared with the first six months of 2017 as lower severance costs of $16.2 million and print production and distribution costs of $2.5 million were mostly offset by higher marketing costs of $10.9 million and higher compensation expense of $5.7 million.
Depreciation and Amortization
Depreciation and amortization costs in the second quarter and the first six months of 2018 decreased by $1.1 million and $2.2 million, compared with the same prior-year periods, respectively, primarily as assets became fully depreciated in prior periods.
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
The special item in 2018 consisted of:

•
A $1.3 million charge ($0.9 million after tax or $.01 per share) in the second quarter and a $1.9 million charge ($1.4 million after tax or $.01 per share) in the first quarter in connection with the redesign and consolidation of space in our headquarters building.

The special item in 2017 consisted of:

•
A $2.0 million pre-tax expense ($1.2 million after tax or $.01 per share) in the second quarter and a $2.4 million pre-tax expense ($1.4 million after tax or $.01 per share) in the first quarter, related to the planned redesign and consolidation of space in our headquarters building

We have included these non-GAAP financial measures because management reviews them on a regular basis and uses them to evaluate and manage the performance of our operations. We believe that, for the reasons outlined below, these non-GAAP financial measures provide useful information to investors as a supplement to reported diluted earnings/(loss) per share from continuing operations, operating profit/(loss) and operating costs. However, these measures should be evaluated only in conjunction with the comparable GAAP financial measures and should not be viewed as alternative or superior measures of GAAP results.
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

	For the Quarters Ended				For the Six Months Ended
	July 1, 2018	June 25, 2017	(1)	% Change	July 1, 2018	June 25, 2017	(1)	% Change
Diluted earnings per share from continuing operations	$0.14	$0.09		55.6%	$0.27	$0.17		58.8%
Add:
Severance	0.01	0.12		(91.7)%	0.03	0.13		(76.9)%
Non-operating retirement costs	0.02	—		*	0.05	0.01		*
Special item:
Headquarters redesign and consolidation	0.01	0.02		(50.0)%	0.02	0.03		(33.3)%
Income tax expense of adjustments	(0.01)	(0.06)		(83.3)%	(0.03)	(0.07)		(57.1)%
Adjusted diluted earnings per share from continuing operations (2)	$0.17	$0.17		—%	$0.34	$0.27		25.9%
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
	For the Quarters Ended				For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	(1)	% Change	July 1, 2018	June 25, 2017	(1)	% Change
Operating profit	$40,002	$26,476		51.1%	$74,057	$54,291		36.4%
Add:
Depreciation & amortization	14,081	15,131		(6.9)%	29,122	31,284		(6.9)%
Severance	2,244	19,254		(88.3)%	4,633	20,854		(77.8)%
Multiemployer pension plan withdrawal costs	1,791	1,808		(0.9)%	3,895	4,081		(4.6)%
Special items:
Headquarters redesign and consolidation	1,252	1,985		(36.9)%	3,140	4,387		(28.4)%
Adjusted operating profit	$59,370	$64,654		(8.2)%	$114,847	$114,897		—%
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of adjusted operating profit. See “—Impact of Modification of Non-GAAP Measures” for more detail.

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended				For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	(1)	% Change	July 1, 2018	June 25, 2017	(1)	% Change
Operating costs	$373,306	$378,613		(1.4)%	$751,311	$747,200		0.6%
Less:
Depreciation & amortization	14,081	15,131		(6.9)%	29,122	31,284		(6.9)%
Severance	2,244	19,254		(88.3)%	4,633	20,854		(77.8)%
Multiemployer pension plan withdrawal costs	1,791	1,808		(0.9)%	3,895	4,081		(4.6)%
Adjusted operating costs	$355,190	$342,420		3.7%	$713,661	$690,981		3.3%
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of adjusted operating costs. See “—Impact of Modification of Non-GAAP Measures” for more detail.

Impact of Modification of Non-GAAP Measures
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has presented its non-GAAP financial measures for the second quarter and first six months of 2017 reflecting the recast of its financial statements for such period to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures. The following tables show the adjustments to the previously presented metrics.

Adjustments made to the reconciliation of diluted earnings per share from continuing operations to adjusted diluted earnings per share from continuing operations

	Second Quarter				Six Months
	2017 Previously Reported	Adjustment		2017 Recast	2017 Previously Reported	Adjustment		2017 Recast
Diluted earnings per share from continuing operations	$0.09	$—		$0.09	$0.17	$—		0.17
Add:
Severance	0.12	—		0.12	0.13	—		0.13
Non-operating retirement costs	0.02	(0.02)	(1)	—	0.04	(0.03)	(1)	0.01
Special items:
Headquarters redesign and consolidation	0.02	—		0.02	0.03	—		0.03
Income tax expense of adjustments	(0.07)	0.01		(0.06)	(0.08)	0.01		(0.07)
Adjusted diluted earnings per share from continuing operations(2)	$0.18	$(0.01)		$0.17	$0.29	$(0.02)		0.27
(1) Reflects the inclusion of amortization of prior service credits in the definition of non-operating retirement costs.
(2) Amounts may not add due to rounding.

Adjustments made to the reconciliation of operating profit to adjusted operating profit

	Second Quarter				Six Months
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast	2017 Previously Reported	Adjustment		2017 Recast
Operating profit	$27,669	$(1,193)	(1)	$26,476	$56,678	$(2,387)	(1)	$54,291
Add:
Depreciation & amortization	15,131	—		15,131	31,284	—		31,284
Severance	19,254	—		19,254	20,854	—		20,854
Non-operating retirement costs	3,040	(3,040)	(2)	—	6,543	(6,543)	(2)	—
Multiemployer pension plan withdrawal costs	—	1,808	(2)	1,808	—	4,081	(2)	4,081
Special items:
Headquarters redesign and consolidation	1,985	—		1,985	4,387	—		4,387
Adjusted operating profit	$67,079	$(2,425)	(3)	$64,654	$119,746	$(4,849)	(3)	$114,897
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating profit, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating profit.

(3) Represents amortization of prior service credits, which historically were a component of operating profit but not an adjustment to adjusted operating profit. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs/(income) rather than operating profit. For the second quarter and first six months of 2017, $(2.4) million and $(4.8) million, respectively, of amortization of prior service credits have been reclassified out of operating profit thereby reducing operating profit and adjusted operating profit.

Adjustments made to the reconciliation of operating costs to adjusted operating costs

	Second Quarter				Six Months
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast	2017 Previously Reported	Adjustment	2017 Recast
Operating costs	$377,420	$1,193	(1)	$378,613	$744,813	$2,387	$747,200
Less:
Depreciation & amortization	15,131	—		15,131	31,284	—	31,284
Severance	19,254	—		19,254	20,854	—	20,854
Non-operating retirement costs	3,040	(3,040)	(2)	—	6,543	(6,543)	—
Multiemployer pension plan withdrawal costs	—	1,808	(2)	1,808	—	4,081	4,081
Adjusted operating costs	$339,995	$2,425	(3)	$342,420	$686,132	$4,849	$690,981
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating costs, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating costs.

(3) Represents amortization of prior service credits, which historically were a component of operating costs but not an adjustment to adjusted operating costs. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs/(income) rather than operating costs. For the second quarter and first six months of 2017, $(2.4) million and $(4.8) million, respectively, of amortization of prior service credits have been reclassified out of operating costs thereby increasing operating costs and adjusted operating costs.

The following table reconciles other components of net periodic benefit costs/(income), excluding special items, to the comparable non-GAAP metric, non-operating retirement costs.

(In thousands)	Second Quarter of 2017	Six Months of 2017
Pension:
Interest cost	$17,550	$35,100
Expected return on plan assets	(26,135)	(52,270)
Amortization and other costs	8,441	16,882
Amortization of prior service credit (1)	(486)	(972)
Non-operating pension income	(630)	(1,260)
Other postretirement benefits:
Interest cost	470	940
Amortization and other costs	905	1,810
Amortization of prior service credit (1)	(1,938)	(3,877)
Non-operating other postretirement benefits income	(563)	(1,127)
Other components of net periodic benefit income	(1,193)	(2,387)
Multiemployer pension plan withdrawal costs	1,808	4,081
Total non-operating retirement costs	$615	$1,694

(1) The total amortization of prior service credit was $(2.4) million and $(4.8) million for the second quarter and first six months of 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of July 1, 2018, we had cash, cash equivalents and short- and long-term marketable securities of $779.2 million and total debt and capital lease obligations of $251.9 million. Accordingly, our cash, cash equivalents, and marketable securities exceeded total debt and capital lease obligations by $527.3 million. Our cash and investment balances have increased since the end of 2017, primarily due to cash proceeds from operating activities and stock option exercises partially offset by cash capital expenditures of approximately $46 million.
We have paid quarterly dividends of $.04 per share on the Class A and Class B Common Stock since late 2013. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition, and other factors considered relevant.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	July 1, 2018	June 25, 2017	% Change
Operating activities	$77,669	$99,461	(21.9)%
Investing activities	$(41,654)	$11,091	*
Financing activities	$18,167	$(14,342)	*
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities decreased in the first six months of 2018 compared with the same prior-year period due to higher cash payments made to settle accounts payable, accrued payroll and other liabilities partially offset by higher net income and lower cash tax payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2018 was primarily related to approximately $46 million in capital expenditures payments.

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
Net cash provided by financing activities in the first six months of 2018 was primarily related to proceeds from stock option exercises of approximately $41 million, partially offset by dividend payments of $13.1 million and share-based compensation tax withholding payments of $9.0 million.
Restricted Cash
We were required to maintain $18.1 million of restricted cash as of July 1, 2018, and $18.0 million as of December 31, 2017, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $34 million and $28 million in the first six months of 2018 and 2017, respectively. The cash payments related to capital expenditures totaled approximately $46 million and $21 million in the first six months of 2018 and 2017, respectively. The increase was primarily driven by certain improvements at our printing and distribution facility in College Point, New York and the ongoing redesign and consolidation of space in our headquarters building.
Third-Party Financing
As of July 1, 2018, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding our total debt and capital lease obligations. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of July 1, 2018, our critical accounting policies have not changed from December 31, 2017.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. As of July 1, 2018, our contractual obligations and off-balance sheet arrangements have not changed materially from December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2017, details our disclosures about market risk. As of July 1, 2018, there were no material changes in our market risks from December 31, 2017.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 1, 2018. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended July 1, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 10, 2018, we issued 355 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the second quarter of 2018. As of July 1, 2018, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 8, 2018	/s/ ROLAND A. CAPUTO
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)