Form 10-Q
period 2018-09-30
NEW YORK TIMES CO
filed 2018-11-02
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 EIGHTH AVENUE, NEW YORK, NEW YORK
(Address of principal executive offices)
10018
(Zip Code)
Registrant’s telephone number, including area code 212-556-1234
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 30, 2018 (exclusive of treasury shares):

Class A Common Stock	164,146,697	shares
Class B Common Stock	803,408	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2018 and September 24, 2017	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 30, 2018 and September 24, 2017	5
		Condensed Consolidated Statements of Changes In Stockholder’s Equity (unaudited) as of September 30, 2018 and September 24, 2017	6
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and September 24, 2017	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item	3	Quantitative and Qualitative Disclosures about Market Risk	38
Item	4	Controls and Procedures	39

PART II		Other Information	40
Item	1	Legal Proceedings	40
Item	1A	Risk Factors	40
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item	6	Exhibits	41

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$206,179	$182,911
Short-term marketable securities	348,222	308,589
Accounts receivable (net of allowances of $13,370 in 2018 and $14,542 in 2017)	157,861	184,885
Prepaid expenses	26,709	22,851
Other current assets	43,666	50,463
Total current assets	782,637	749,699
Other assets
Long-term marketable securities	240,055	241,411
Property, plant and equipment (less accumulated depreciation and amortization of $944,455 in 2018 and $945,401 in 2017)	645,964	640,939
Goodwill	141,273	143,549
Deferred income taxes	146,682	153,046
Miscellaneous assets	184,777	171,136
Total assets	$2,141,388	$2,099,780
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$113,848	$125,479
Accrued payroll and other related liabilities	91,108	104,614
Unexpired subscriptions revenue	81,869	75,054
Accrued expenses and other	116,137	110,510
Total current liabilities	402,962	415,657
Other liabilities
Long-term debt and capital lease obligations	245,932	250,209
Pension benefits obligation	363,509	405,422
Postretirement benefits obligation	45,524	48,816
Other	76,790	82,313
Total other liabilities	731,755	786,760
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2018 – 172,998,668; 2017 – 170,276,449 (including treasury shares: 2018 – 8,870,801; 2017 – 8,870,801)	17,300	17,028
Class B – convertible – authorized and issued shares: 2018 – 803,408; 2017 – 803,763	80	80
Additional paid-in capital	204,512	164,275
Retained earnings	1,457,463	1,310,136
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	5,745	6,328
Funded status of benefit plans	(504,851)	(427,819)
Net unrealized loss on available-for-sale securities	(2,450)	(1,538)
Total accumulated other comprehensive loss, net of income taxes	(501,556)	(423,029)
Total New York Times Company stockholders’ equity	1,006,588	897,279
Noncontrolling interest	83	84
Total stockholders’ equity	1,006,671	897,363
Total liabilities and stockholders’ equity	$2,141,388	$2,099,780
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(13 weeks)		(39 weeks)
Revenues
Subscription	$257,796	$246,638	$779,018	$739,050
Advertising	121,677	113,633	366,525	375,895
Other	37,873	25,364	100,311	76,568
Total revenues	417,346	385,635	1,245,854	1,191,513
Operating costs
Production costs:
Wages and benefits	95,941	90,100	280,688	269,913
Raw materials	19,972	15,718	54,490	48,461
Other production costs	47,521	44,336	138,454	134,771
Total production costs	163,434	150,154	473,632	453,145
Selling, general and administrative costs	202,473	185,442	614,464	598,367
Depreciation and amortization	14,847	15,677	43,969	46,961
Total operating costs	380,754	351,273	1,132,065	1,098,473
Headquarters redesign and consolidation	—	2,542	3,140	6,929
Gain from pension liability adjustment	(4,851)	—	(4,851)	—
Operating profit	41,443	31,820	115,500	86,111
Other components of net periodic benefit costs/(income)	2,335	(1,193)	6,226	(3,580)
(Loss)/Gain from joint ventures	(16)	31,557	(9)	31,464
Interest expense and other, net	4,026	4,660	13,439	15,118
Income from continuing operations before income taxes	35,066	59,910	95,826	106,037
Income tax expense	10,092	23,420	25,342	40,873
Income from continuing operations	24,974	36,490	70,484	65,164
Loss from discontinued operations, net of income taxes	—	488	—	488
Net income	24,974	36,002	70,484	64,676
Net loss/(income) attributable to the noncontrolling interest	2	(3,673)	1	(3,567)
Net income attributable to The New York Times Company common stockholders	$24,976	$32,329	$70,485	$61,109
Average number of common shares outstanding:
Basic	165,064	162,173	164,742	161,798
Diluted	166,966	164,405	166,671	164,005
Basic earnings per share attributable to The New York Times Company common stockholders
Income from continuing operations	$0.15	$0.20	$0.43	$0.38
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.15	$0.20	$0.43	$0.38
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(13 weeks)		(39 weeks)
Diluted earnings per share attributable to The New York Times Company common stockholders
Income from continuing operations	$0.15	$0.20	$0.42	$0.37
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income	$0.15	$0.20	$0.42	$0.37
Dividends declared per share	$0.04	$0.08	$0.12	$0.12
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(13 weeks)		(39 weeks)
Net income	$24,974	$36,002	$70,484	$64,676
Other comprehensive income, before tax:
(Loss)/income on foreign currency translation adjustments	(567)	6,099	(2,923)	11,170
Pension and postretirement benefits obligation	8,009	6,921	24,850	20,762
Net unrealized income/(loss) on available-for-sale securities	314	(1,081)	(784)	(1,081)
Other comprehensive income, before tax	7,756	11,939	21,143	30,851
Income tax expense	2,031	4,200	5,535	11,557
Other comprehensive income, net of tax	5,725	7,739	15,608	19,294
Comprehensive income	30,699	43,741	86,092	83,970
Comprehensive loss/(income) attributable to the noncontrolling interest	2	(3,673)	1	(3,567)
Comprehensive income attributable to The New York Times Company common stockholders	$30,701	$40,068	$86,093	$80,403
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share data)

	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 25, 2016	$17,003	$149,928	$1,331,911	$(171,211)	$(479,816)	$847,815	$(3,571)	$844,244
Net income	—	—	61,109	—	—	61,109	3,567	64,676
Dividends	—	—	(19,543)	—	—	(19,543)	—	(19,543)
Other comprehensive income	—	—	—	—	19,294	19,294	—	19,294
Issuance of shares:
Stock options – 615,150 Class A shares	62	4,080	—	—	—	4,142	—	4,142
Restricted stock units vested – 276,527 Class A shares	28	(2,664)	—	—	—	(2,636)	—	(2,636)
Performance-based awards – 115,881 Class A shares	12	(1,360)	—	—	—	(1,348)	—	(1,348)
Stock-based compensation	—	9,845	—	—	—	9,845	—	9,845
Balance, September 24, 2017	$17,105	$159,829	$1,373,477	$(171,211)	$(460,522)	$918,678	$(4)	$918,674

Balance, December 31, 2017	$17,108	$164,275	$1,310,136	$(171,211)	$(423,029)	$897,279	$84	$897,363
Impact of adopting new accounting guidance			96,707		(94,135)	2,572	—	2,572
Net income	—	—	70,485	—	—	70,485	(1)	70,484
Dividends	—	—	(19,865)	—	—	(19,865)	—	(19,865)
Other comprehensive income	—	—	—	—	15,608	15,608	—	15,608
Issuance of shares:
Stock options – 2,219,201 Class A shares	222	40,428	—	—	—	40,650	—	40,650
Restricted stock units vested – 230,822 Class A shares	23	(3,168)	—	—	—	(3,145)	—	(3,145)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	8,907	—	—	—	8,907	—	8,907
Balance, September 30, 2018	$17,380	$204,512	$1,457,463	$(171,211)	$(501,556)	$1,006,588	$83	$1,006,671

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2018	September 24, 2017
	(39 weeks)
Cash flows from operating activities
Net income	$70,484	$64,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,969	46,961
Stock-based compensation expense	9,969	10,927
Undistributed (gain)/loss of joint ventures	9	(31,464)
Long-term retirement benefit obligations	(19,769)	(21,897)
Other-net	351	2,748
Changes in operating assets and liabilities:
Accounts receivable-net	27,024	55,032
Other assets	6,226	(1,761)
Accounts payable, accrued payroll and other liabilities	(28,702)	12,473
Unexpired subscriptions	6,815	10,200
Net cash provided by operating activities	116,376	147,895
Cash flows from investing activities
Purchases of marketable securities	(386,842)	(398,246)
Maturities of marketable securities	346,601	454,022
Capital expenditures	(61,983)	(47,831)
Other-net	(1,585)	648
Net cash (used in)/provided by investing activities	(103,809)	8,593
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(414)	(414)
Dividends paid	(19,761)	(19,483)
Capital shares:
Proceeds from stock option exercises	40,650	4,142
Share-based compensation tax withholding	(9,048)	(3,984)
Net cash provided by/(used in) financing activities	11,427	(19,739)
Net increase in cash, cash equivalents and restricted cash	23,994	136,749
Effect of exchange rate changes on cash	(540)	294
Cash, cash equivalents and restricted cash at the beginning of the period	200,936	125,550
Cash, cash equivalents and restricted cash at the end of the period	$224,390	$262,593

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2018, and December 31, 2017, and the results of operations, changes in stockholder’s equity and cash flows of the Company for the periods ended September 30, 2018, and September 24, 2017. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of September 30, 2018, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017, have not changed materially.
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2018-05	Income Taxes (Topic 740)	Upon issuance
The Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin 118, issued in December 2017, which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). During the nine months ended September 30, 2018, we did not record any measurement period adjustments to the provisional estimate recorded at December 31, 2017 for the Tax Act. The accounting for the impact of the Tax Act is expected to be completed by the fourth quarter of 2018.

2018-02	Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	Fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance providing financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Tax Act is recorded.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standard Update(s)	Topic	Effective Period	Summary
2017-07	Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	Fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that requires the service cost component of net periodic benefit costs to be presented separately from the other components of net periodic benefit costs. Service cost will be presented with other employee compensation cost within “Operating costs.” The other components of net periodic benefit costs, such as interest cost, amortization of prior service cost and gains or losses, are required to be presented outside of operations. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements.
Since Accounting Standards Update (“ASU”) 2017-07 only requires change to the Condensed Consolidated Statements of Operations classification of the components of net periodic benefit cost, there are no changes to income from continuing operations or net income. As a result of the adoption of the ASU during the first quarter of 2018, the service cost component of net periodic benefit costs continues to be recognized in total operating costs and the other components of net periodic benefit costs have been reclassified to “Other components of net periodic benefit costs/(income)” in the Condensed Consolidated Statements of Operations below “Operating profit” on a retrospective basis. The Company reclassified $0.2 million and $1.0 million of credits from “Production costs” and “Selling and general and administrative costs,” respectively, to “Other components of net periodic benefit costs/(income)” in the third quarter of 2017 and $0.7 million and $2.9 million of credits from “Production costs” and “Selling and general and administrative costs,” respectively, to “Other components of net periodic benefit costs/(income)” in the first nine months of 2017. See Note 10 for the components of net periodic benefit costs/(income) for our pension and other postretirement benefits plans.

2016-18	Statement of Cash Flow: Restricted Cash	Fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that amends the guidance in ASC 230 on the classification and presentation of restricted cash in the statement of cash flows. The key requirements of the ASU are: (1) all entities should include in their cash and cash-equivalent balances in the statements of cash flows those amounts that are deemed to be restricted cash or restricted cash equivalents, (2) a reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents and restricted cash, (3) changes in restricted cash that result from transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities in the statement of cash flows and (4) an entity with a material balance of amounts generally described as restricted cash must disclose information about the nature of the restrictions.
As a result of the adoption of ASU 2016-18 in the first quarter of 2018, the Company included the restricted cash balance with the cash and cash equivalents balances in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. The reclassification did not have a material impact to the Condensed Consolidated Statement of Cash Flows for the first nine months of 2017. The Company has added a reconciliation from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statement of Cash Flows. See Note 8 for more information.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standard Update(s)	Topic	Effective Period	Summary
2016-01 2018-03	Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities	Fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.
The FASB issued authoritative guidance that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements.
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

2014-09 2016-08 2016-10 2016-12	Revenue from Contracts with Customers (Topic 606)	Fiscal years beginning after December 31, 2017
The FASB issued authoritative guidance that prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance supersedes virtually all existing revenue guidance under GAAP. There are two transition options available to entities: the full retrospective approach or the modified retrospective approach.
On January 1, 2018, the Company adopted Topic 606. The Company has elected the modified retrospective approach, which allows for the new revenue standard to be applied to all existing contracts as of the effective date and a cumulative catch-up adjustment to be recorded to “Retained earnings.” The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2018-15	Intangibles—Goodwill and Other—Internal-Use Software	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that clarifies the accounting for implementation costs in cloud computing arrangements. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General	Fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

2018-13	Fair Value Measurement (Topic 820) Disclosure Framework	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

2016-13	Financial Instruments—Credit Losses
Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The FASB issued authoritative guidance that amends guidance on reporting credit losses for assets, including trade receivables, available-for-sale marketable securities and any other financial assets not excluded from the scope that have the contractual right to receive cash. For trade receivables, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the gross trade receivables balance to present the net amount expected to be collected. For available-for-sale marketable securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standard Update(s)	Topic	Effective Period	Summary
2016-02 2018-10 2018-11	Leases	Fiscal years beginning after December 30, 2018. Early adoption is permitted.
The FASB issued authoritative guidance that provides guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.
The Company expects to adopt this guidance in the first quarter of 2019 utilizing the alternative transition method. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which, among other things, allows the carryforward of the historical lease classification and allows the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings. The Company continues to evaluate which other, if any, practical expedients will be elected.
The adoption of the standards will require us to add right-of-use assets and lease liabilities onto our balance sheet. Based on our lease portfolio at December 31, 2017, the right-of-use asset and lease liability would have been in the range of $40 million to $45 million on our Consolidated Balance Sheets based on the remaining lease payments, with no material impact to our Consolidated Statement of Operations or liquidity. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

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
Other revenues primarily consist of revenues from commercial printing, building rental income, news services/syndication, affiliate referrals (revenue generated by offering direct links to merchants in exchange for a portion of the sale price), digital archive licensing, NYT Live (our live events business) and retail commerce.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

When our subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. We are considered a principal if we control a promised good or service before transferring that good or service to the customer. The Company considers several factors to determine if it controls the good and therefore is the principal. These factors include: (1) if we have primary responsibility for fulfilling the promise, (2) if we have inventory risk before the goods or services are transferred to the customer or after the transfer of control to the customer and (3) if we have discretion in establishing price for the specified good or service.
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
Payment for advertising is due upon complete satisfaction of our performance obligations. The Company has a formal credit checking policy, procedures and controls in place that evaluate collectability prior to ad publication. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Subscription	$257,796	$246,638	$779,018	$739,050
Advertising	121,677	113,633	366,525	375,895
Other (1)	37,873	25,364	100,311	76,568
Total	$417,346	$385,635	$1,245,854	$1,191,513
(1) Other revenue includes approximately $7 million and $5 million of building rental income for the third quarters of 2018 and 2017, respectively, and approximately $17 million and $13 million for the first nine months of 2018 and 2017, respectively, which is not under the scope of Topic 606.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues above, for the third quarters and first nine months of 2018 and 2017:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Digital-only subscription revenues:
News product subscription revenues(1)	$95,568	$82,073	$279,693	$234,234
Other product subscription revenues(2)	5,639	3,610	15,669	9,810
Total digital-only subscription revenues	$101,207	$85,683	$295,362	$244,044
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	September 30, 2018			September 24, 2017
(In thousands)	Print	Digital	Total	Print	Digital	Total
Display	$57,245	$43,730	$100,975	$56,710	$41,547	$98,257
Classified and Other	6,676	14,026	20,702	7,679	7,697	15,376
Total advertising	$63,921	$57,756	$121,677	$64,389	$49,244	$113,633

	For the Nine Months Ended
	September 30, 2018			September 24, 2017
(In thousands)	Print	Digital	Total	Print	Digital	Total
Display	$188,853	$123,870	$312,723	$196,836	$129,008	$325,844
Classified and Other	22,182	31,620	53,802	24,966	25,085	50,051
Total advertising	$211,035	$155,490	$366,525	$221,802	$154,093	$375,895
Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.
In the case of our licensing contracts, the transaction price was allocated among the performance obligations, (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations, as they are currently not sold separately.
As of September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $25 million. The Company will recognize this revenue as control of the performance obligation is transferred to the customer. We expect that approximately $5 million, $10 million and $10 million will be recognized in the remainder of 2018, 2019 and 2020, respectively.
Contract Assets
We record revenue from performance obligations when performance obligations are satisfied. For our licensing revenue, we record revenue related to the portion of performance obligation (i) satisfied at the commencement of the contract when the customer obtains control of the archival content or (ii) when the updated content is transferred. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in “Other current assets” for short-term contract assets and “Miscellaneous assets” for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. As of September 30, 2018, the Company had $2.6 million in contract assets recorded in the Condensed Consolidated Balance Sheet. The contract asset is reclassified to “Accounts receivable” when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance for the nine months ended September 30, 2018, is primarily driven by the cumulative catch-up adjustment recorded by the Company on January 1, 2018, of $3.5 million as a result of adoption of Topic 606, offset by $0.9 million of consideration that was reclassified to “Accounts receivable” when invoiced based on the contractual billing schedules for the period ended September 30, 2018.
Significant Judgments
Our contracts with customers sometimes include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We use an observable price to determine the standalone selling price for separate performance obligations if available or, when not available, an estimate that maximizes the use of observable inputs and faithfully depicts the selling price of the promised goods or services if we sold those goods or services separately to a similar customer in similar circumstances.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as AFS. The Company recorded $3.3 million and $2.5 million of net unrealized loss in AOCI as of September 30, 2018, and December 31, 2017, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of September 30, 2018, and December 31, 2017:

	September 30, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$138,983	$2	$(350)	$138,635
U.S. Treasury securities	113,016	—	(232)	112,784
U.S. governmental agency securities	77,872	—	(717)	77,155
Commercial paper	11,800	—	—	11,800
Certificates of deposit	7,848	—	—	7,848
Total short-term AFS securities	$349,519	$2	$(1,299)	$348,222
Long-term AFS securities
Corporate debt securities	$139,179	$14	$(959)	$138,234
U.S. governmental agency securities	48,347	—	(458)	47,889
U.S. Treasury securities	54,560	—	(628)	53,932
Total long-term AFS securities	$242,086	$14	$(2,045)	$240,055

	December 31, 2017
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$150,334	$—	$(227)	$150,107
U.S. Treasury securities	70,985	—	(34)	70,951
U.S. governmental agency securities	45,819	—	(179)	45,640
Commercial paper	32,591	—	—	32,591
Certificates of deposit	9,300	—	—	9,300
Total short-term AFS securities	$309,029	$—	$(440)	$308,589
Long-term AFS securities
U.S. governmental agency securities	$97,798	$—	$(1,019)	96,779
Corporate debt securities	92,687	—	(683)	92,004
U.S. Treasury securities	53,031	—	(403)	52,628
Total long-term AFS securities	$243,516	$—	$(2,105)	$241,411

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent the AFS securities as of September 30, 2018 and December 31, 2017, that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$82,866	$(123)	$41,587	$(227)	$124,453	$(350)
U.S. Treasury securities	92,021	(56)	20,763	(176)	112,784	(232)
U.S. governmental agency securities	3,484	(3)	73,670	(714)	77,154	(717)
Total short-term AFS securities	$178,371	$(182)	$136,020	$(1,117)	$314,391	$(1,299)
Long-term AFS securities
Corporate debt securities	$94,522	$(459)	$28,379	$(500)	$122,901	$(959)
U.S. Treasury securities	35,178	(305)	18,754	(323)	53,932	(628)
U.S. governmental agency securities	37,688	(318)	10,202	(140)	47,890	(458)
Total long-term AFS securities	$167,388	$(1,082)	$57,335	$(963)	$224,723	$(2,045)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$140,111	$(199)	$9,996	$(28)	$150,107	$(227)
U.S. Treasury securities	70,951	(34)	—	—	70,951	(34)
U.S. governmental agency securities	19,770	(50)	25,870	(129)	45,640	(179)
Total short-term AFS securities	$230,832	$(283)	$35,866	$(157)	$266,698	$(440)
Long-term AFS securities
Corporate debt securities	$81,118	$(579)	$10,886	$(104)	$92,004	$(683)
U.S. Treasury securities	23,998	(125)	72,781	(894)	96,779	(1,019)
U.S. governmental agency securities	52,628	(403)	—	—	52,628	(403)
Total long-term AFS securities	$157,744	$(1,107)	$83,667	$(998)	$241,411	$(2,105)
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
As of September 30, 2018, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 30, 2018, we have recognized no OTTI loss.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 9 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of September 30, 2018, and since December 31, 2017, were as follows:

(In thousands)	Total Company
Balance as of December 31, 2017	$143,549
Foreign currency translation	(2,276)
Balance as of September 30, 2018	$141,273

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $6.7 million is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets as of September 30, 2018.
NOTE 6. INVESTMENTS
Equity Method Investments
As of September 30, 2018, our investments in joint ventures of $1.7 million consisted of a 40% equity ownership interest in Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine. The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company.
In 2016, the paper mill closed and we recognized a $41.4 million loss related to the closure. As a result of the mill closure, we wrote our investment down to zero.  In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a $3.9 million gain related to the sale. In 2017, we recognized a $20.8 million gain, primarily related to the sale of the remaining assets (which primarily consisted of hydro power assets), partially offset by the loss related to Madison’s settlement of certain pension obligations. The partnership is currently in the process of liquidation.
The investment is accounted for under the equity method, and is recorded in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets. Our proportionate share of the operating results of our investment is recorded in “(Loss)/Gain from joint ventures” in our Condensed Consolidated Statements of Operations.
The following table presents summarized income statement information for Madison, which follows a calendar year:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$—	$—	$—	$—
Expenses:
Cost of sales	—	(105)	—	(1,277)
General and administrative (expense)/income and other	(65)	60,216	(99)	59,662
Total (expense)/income	(65)	60,111	(99)	58,385
Operating (loss)/income	(65)	60,111	(99)	58,385
Other income/(expense)	33	(1)	81	(7)
Net (loss)/income	$(32)	$60,110	$(18)	$58,378
We received no distributions from Madison during the third quarters and first nine months of 2018 and 2017, respectively.

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
Non-marketable equity securities are classified within Level 3 in the fair value hierarchy. See Note 9 for the definition of Level 3. As of September 30, 2018 and December 31, 2017, non-marketable equity securities included in “Miscellaneous assets’’ in our Condensed Consolidated Balance Sheets had a carrying value of $14.6 million and $13.6 million, respectively. We did not have any material fair value adjustments in the third quarter and first nine months of 2018.
NOTE 7. DEBT OBLIGATIONS
Our indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	$250,000	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	4,068	6,596
Net option to repurchase ownership interest in headquarters building in 2019	245,932	243,404
Capital lease obligations	6,825	6,805
Total debt and capital lease obligations	252,757	250,209
Less current portion	6,825	—
Total long term debt and capital lease obligations	$245,932	$250,209
The current portion of capital lease obligations of $6.8 million as of September 30, 2018, is included in “Accrued expenses and other” as shown in the accompanying Condensed Consolidated Balance Sheets. See Note 9 for more information regarding the fair value of our long-term debt.
“Interest expense and other, net,” as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Interest expense	$7,061	$6,956	$21,078	$20,775
Amortization of debt costs and discount on debt	839	801	2,528	2,379
Capitalized interest	(38)	(345)	(412)	(852)
Interest income and other, net	(3,836)	(2,752)	(9,755)	(7,184)
Total interest expense and other, net	$4,026	$4,660	$13,439	$15,118
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
NOTE 8. OTHER
Advertising Expenses
Advertising expenses incurred to promote our brand and products (which we also refer to as marketing expenses) were $40.4 million and $26.6 million in the third quarters of 2018 and 2017, respectively, and $107.6 million and $86.0 million in the first nine months of 2018 and 2017, respectively.
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Condensed Consolidated Statements of Operations were $4.1 million and $4.0 million in the third quarters of 2018 and 2017, respectively, and $11.4 million and $9.7 million in the first nine months of 2018 and 2017, respectively.
Headquarters Redesign and Consolidation
In December 2016, we announced plans to redesign our headquarters building, consolidate our space within a smaller number of floors and lease the additional floors to third parties. We incurred $2.5 million of total expenses related to these measures in the third quarter of 2017, and $3.1 million and $6.9 million in the first nine months of 2018 and 2017, respectively. We capitalized approximately $3 million and $26 million in the third quarters of 2018 and 2017, respectively, and $14 million and $37 million in the first nine months of 2018 and 2017, respectively, related to these measures. We expect the capital expenditures and spending in connection with this project to be completed in the fourth quarter of 2018.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017 from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 30, 2018	December 31, 2017

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$206,179	$182,911
Restricted cash included within other current assets	651	375
Restricted cash included within miscellaneous assets	17,560	17,650
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$224,390	$200,936
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Severance Costs
We recognized severance costs of $0.3 million and $2.1 million in the third quarters of 2018 and 2017, respectively, and $4.9 million and $23.0 million in the first nine months of 2018 and 2017, respectively, related to workforce reductions. The costs in 2017 were related to a workforce reduction primarily affecting our newsroom in connection with measures to streamline our editing process and allow for further investments in the newsroom. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.
We had a severance liability of $8.3 million and $18.8 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, respectively. We anticipate most of the payments will be made within the next twelve months.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017:

(In thousands)	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$138,635	$—	$138,635	$—	$150,107	$—	$150,107	$—
U.S. Treasury securities	112,784	—	112,784	—	70,951	—	70,951	—
U.S. governmental agency securities	77,155	—	77,155	—	45,640	—	45,640	—
Commercial paper	11,800	—	11,800	—	32,591	—	32,591	—
Certificates of deposit	7,848	—	7,848	—	9,300	—	9,300	—
Total short-term AFS securities	$348,222	$—	$348,222	$—	$308,589	$—	$308,589	$—
Long-term AFS securities (1)
Corporate debt securities	$138,234	$—	$138,234	$—	$92,004	$—	$92,004	$—
U.S. Treasury securities	53,932	—	53,932	—	52,628	—	52,628	—
U.S. governmental agency securities	47,889	—	47,889	—	96,779	—	96,779	—
Total long-term AFS securities	$240,055	$—	$240,055	$—	$241,411	$—	$241,411	$—
Liabilities:
Deferred compensation (2)	$25,817	$25,817	$—	$—	$29,526	$29,526	$—	$—
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
Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our long-term debt was approximately $246 million as of September 30, 2018, and approximately $243 million as of December 31, 2017. The fair value of our long-term debt was approximately $266 million and $279 million as of September 30, 2018, and December 31, 2017, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 30, 2018			September 24, 2017
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,393	$—	$2,393	$2,423	$—	$2,423
Interest cost	13,207	1,848	15,055	15,596	1,956	17,552
Expected return on plan assets	(20,591)	—	(20,591)	(26,136)	—	(26,136)
Amortization of actuarial loss	6,680	1,294	7,974	7,351	1,088	8,439
Amortization of prior service credit	(487)	—	(487)	(486)	—	(486)
Other	—	421	421	—	—	—
Net periodic pension cost/(income)	$1,202	$3,563	$4,765	$(1,252)	$3,044	$1,792

	For the Nine Months Ended
	September 30, 2018			September 24, 2017
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$7,593	$—	$7,593	$7,269	$—	$7,269
Interest cost	39,564	5,543	45,107	46,784	5,868	52,652
Expected return on plan assets	(61,736)	—	(61,736)	(78,408)	—	(78,408)
Amortization of actuarial loss	20,122	3,882	24,004	22,057	3,264	25,321
Amortization of prior service credit	(1,459)	—	(1,459)	(1,458)	—	(1,458)
Other	—	421	421	—	—	—
Net periodic pension cost/(income)	$4,084	$9,846	$13,930	$(3,756)	$9,132	$5,376
In the first quarter of 2018, the Company signed an agreement that froze the accrual of benefits under the Retirement Annuity Plan For Craft Employees of The New York Times Companies (“RAP”) with respect to all participants covered by a collective bargaining agreement between the Company and The Newspaper and Mail Deliverers’ Union of New York and Vicinity. This group of participants was the last group under the RAP to have their benefit accruals frozen. As a result, we recorded a curtailment of $2.6 million in 2018.
During the first nine months of 2018 and 2017, we made pension contributions of $6.2 million and $5.9 million, respectively, to certain qualified pension plans. We expect contributions in 2018 to total approximately $8 million to satisfy funding requirements.
Multiemployer Plans
During the third quarter of 2018, we recorded a gain of $4.9 million from a pension liability adjustment, which was recorded in “Gain from pension liability adjustment” in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Service cost	$8	$92	$18	$276
Interest cost	370	470	1,108	1,410
Amortization of actuarial loss	1,183	905	3,551	2,715
Amortization of prior service credit	(1,590)	(1,939)	(4,772)	(5,816)
Net periodic postretirement benefit income	$(29)	$(472)	$(95)	$(1,415)
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
NOTE 11. INCOME TAXES
The Company had income tax expense of $10.1 million and $25.3 million in the third quarter and first nine months of 2018, respectively. The Company had income tax expense of $23.4 million and $40.9 million in the third quarter and first nine months of 2017, respectively. The decrease in income tax expense in the third quarter of 2018 compared to the same period in the prior year was primarily due to taxes incurred for a gain related to a joint venture in the third quarter of 2017 and the reduction in the U.S. federal corporate income tax rate, which took effect in 2018. The decrease in income tax expense in the first nine months of 2018 compared with the same period in the prior year was largely due to the reduction in the U.S. federal corporate income tax rate, which took effect in 2018.
The Company’s effective tax rates from continuing operations were 28.8% and 26.4% for the third quarter and first nine months of 2018, respectively. The Company’s effective tax rates from continuing operations were 39.1% and 38.5% for the third quarter and first nine months of 2017, respectively. The decrease in the effective tax rate in the third quarter of 2018 and the first nine months of 2018 compared with the same periods in the prior year was largely due to the reduction in the U.S. federal corporate income tax rate, which took effect in 2018.
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
There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2018. There were approximately 2 million stock options excluded from the computation of diluted earnings per share because they were anti-dilutive in the third quarter and first nine months of 2017, respectively. There were no anti-dilutive restricted stock units or stock-settled long-term incentive compensation awards excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2017.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the third quarter of 2018. As of September 30, 2018, the Company had repurchased 6,690,905 Class A shares for a cost of $84.9 million (excluding commissions) and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of September 30, 2018:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$6,328	$(427,819)	$(1,538)	$(423,029)
Other comprehensive (loss)/income before reclassifications, before tax(1)	(2,923)	3,103	(784)	(604)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	21,747	—	21,747
Income tax expense/(benefit)	(764)	6,504	(205)	5,535
Net current-period other comprehensive (loss)/income, net of tax	(2,159)	18,346	(579)	15,608
AOCI reclassification to retained earnings (2)	1,576	(95,378)	(333)	(94,135)
Balance as of September 30, 2018	$5,745	$(504,851)	$(2,450)	$(501,556)
(1) The Company recorded a curtailment of $2.6 million in AOCI in connection with the freezing of benefits for the RAP in the first quarter of 2018. This transaction does not have any impact to net income for the first quarter of 2018. See Note 10 for more information.
(2) As a result of adopting ASU 2018-02 in the first quarter of 2018, stranded tax effects of $94.1 million were reclassified from AOCI to “Retained earnings.” See Note 2 for more information.
The following table summarizes the reclassifications from AOCI for the first nine months of 2018:

(In thousands)
Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(6,229)	Other components of net periodic benefit costs/(income)
Amortization of actuarial loss(1)	27,555	Other components of net periodic benefit costs/(income)
Other	421	Other components of net periodic benefit costs/(income)
Total reclassification, before tax(2)	21,747
Income tax expense	5,692	Income tax expense
Total reclassification, net of tax	$16,055
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 10 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the nine months ended September 30, 2018.
NOTE 14. SEGMENT INFORMATION
We have one reportable segment that includes The New York Times, NYTimes.com and related businesses. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
Our operating segment generated revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from commercial printing, building rental income, news services/syndication, affiliate referrals, digital archive licensing, NYT Live (our live events business) and retail commerce.

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
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of September 30, 2018, we have paid $18.0 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling.
The Company had a liability of $4.0 million as of September 30, 2018, related to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $10 million.
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
Letters of Credit Commitment
We have issued letters of credit totaling $56.2 million and $56.0 million as of September 30, 2018, and December 31, 2017, respectively, in connection with a sub-lease entered into in the fourth quarter of 2017 for approximately four floors of our headquarters building, as well as a sub-lease entered into in the second quarter of 2018 for a portion of an additional floor. A portion of the letters of credit will expire pro rata through the second quarter of 2019, while a substantial amount of the remaining portion of the letters of credit will expire upon the Company’s repurchase of the Condo Interest in our headquarters building in 2019. Approximately $68 million and $63 million of marketable securities were used as collateral for the letters of credit, as of September 30, 2018, and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes The New York Times newspaper, print and digital products and investments. We have one reportable segment with businesses that include our newspaper, websites, mobile applications and related businesses.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from commercial printing, building rental income, news services/syndication, affiliate referrals, digital archive licensing, NYT Live (our live events business) and retail commerce. Our main operating costs are employee-related costs.
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
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has also presented each of its non-GAAP financial measures for the third quarter and first nine months of 2017 reflecting the recast of its financial statements for such periods to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures. See “Non-Operating Items—Non-GAAP Financial Measurements” for more details.
Financial Highlights
For the third quarter of 2018, diluted earnings per share from continuing operations were $0.15, compared with $0.20 for the third quarter of 2017. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.15 and $0.12 for the third quarters of 2018 and 2017, respectively.
The Company had an operating profit of $41.4 million in the third quarter of 2018, compared with $31.8 million in the third quarter of 2017. The increase was principally driven by higher digital subscription, digital advertising and other revenues, as well as a gain from a pension liability adjustment, partially offset by higher operating costs. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $53.7 million and $54.0 million for the third quarters of 2018 and 2017, respectively, as higher digital subscription, digital advertising and other revenues were offset by higher adjusted operating costs.
Total revenues increased 8.2% to $417.3 million in the third quarter of 2018 from $385.6 million in the third quarter of 2017, primarily driven by an increase in digital subscription revenues, other revenues and digital advertising revenues, which were partially offset by a decrease in print subscription revenues.
Subscription revenues increased 4.5% in the third quarter of 2018 compared with the third quarter of 2017, primarily due to growth in recent years in the number of subscriptions to the Company’s digital-only subscription products. Revenue from our digital-only subscription products (which include our news product, as well as our Crossword and Cooking products) increased 18.1% in the third quarter of 2018 compared with the third quarter of 2017.
Paid digital-only subscriptions totaled approximately 3,095,000 at the end of the third quarter of 2018, a 24.4% increase compared with the end of the third quarter of 2017. News product subscriptions totaled approximately 2,541,000 at the end of the third quarter of 2018, a 19.2% increase compared with the end of the third quarter of 2017. Other product subscriptions totaled approximately 554,000 at the end of the third quarter of 2018, a 56.1% increase compared with the end of the third quarter of 2017.
Total advertising revenues increased 7.1% in the third quarter of 2018 compared with the third quarter of 2017, reflecting a 17.3% increase in digital advertising revenues and a 0.7% decrease in print advertising revenues. The increase in digital advertising revenue reflected growth in revenue from creative services and traditional direct-sold advertising on our digital platforms. (The character of our digital advertising model, with its increasing reliance on strategic commercial partnerships and often large individual campaigns, means more variable results as individual partnerships and campaigns launch and end.) The relatively moderate decline in print advertising revenues in the third quarter reflected improved display advertising revenues, primarily in the financial and technology and telecommunications categories.
Other revenues increased 49.3% in the third quarter of 2018 compared with the third quarter of 2017, primarily as a result of growth in our commercial printing operations, four and a half additional floors of rental income from the lease of space in our New York headquarters building and affiliate referral revenue associated with the product review and recommendation website, Wirecutter.
Operating costs increased in the third quarter of 2018 to $380.8 million from $351.3 million in the third quarter of 2017, largely due to higher marketing costs, labor and raw material costs from commercial printing and costs related to our newsroom and advertising business. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the third quarter of 2018 to $363.7 million from $331.6 million in the third quarter of 2017, primarily as a result of the factors identified above.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	% Change	September 30, 2018	September 24, 2017	% Change
Revenues
Subscription	$257,796	$246,638	4.5%	$779,018	$739,050	5.4%
Advertising	121,677	113,633	7.1%	366,525	375,895	(2.5)%
Other	37,873	25,364	49.3%	100,311	76,568	31.0%
Total revenues	417,346	385,635	8.2%	1,245,854	1,191,513	4.6%
Operating costs
Production costs:
Wages and benefits	95,941	90,100	6.5%	280,688	269,913	4.0%
Raw materials	19,972	15,718	27.1%	54,490	48,461	12.4%
Other production costs	47,521	44,336	7.2%	138,454	134,771	2.7%
Total production costs	163,434	150,154	8.8%	473,632	453,145	4.5%
Selling, general and administrative costs	202,473	185,442	9.2%	614,464	598,367	2.7%
Depreciation and amortization	14,847	15,677	(5.3)%	43,969	46,961	(6.4)%
Total operating costs	380,754	351,273	8.4%	1,132,065	1,098,473	3.1%
Headquarters redesign and consolidation	—	2,542	*	3,140	6,929	(54.7)%
Gain from pension liability adjustment	(4,851)	—	*	(4,851)	—	*
Operating profit	41,443	31,820	30.2%	115,500	86,111	34.1%
Other components of net periodic benefit costs/(income)	2,335	(1,193)	*	6,226	(3,580)	*
(Loss)/Gain from joint ventures	(16)	31,557	*	(9)	31,464	*
Interest expense and other, net	4,026	4,660	(13.6)%	13,439	15,118	(11.1)%
Income from continuing operations before income taxes	35,066	59,910	(41.5)%	95,826	106,037	(9.6)%
Income tax expense	10,092	23,420	(56.9)%	25,342	40,873	(38.0)%
Income from continuing operations	24,974	36,490	(31.6)%	70,484	65,164	8.2%
Loss from discontinued operations, net of income taxes	—	488	*	—	488	*
Net income	24,974	36,002	(30.6)%	70,484	64,676	9.0%
Net (income)/loss attributable to the noncontrolling interest	2	(3,673)	*	1	(3,567)	*
Net income attributable to The New York Times Company common stockholders	$24,976	$32,329	(22.7)%	$70,485	$61,109	15.3%

*	Represents a change equal to or in excess of 100% or not meaningful.

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
Subscription revenues increased 4.5% in the third quarter and 5.4% in the first nine months of 2018 compared with the same prior-year periods, primarily due to year-over-year growth of 24.4% as of the end of third quarter of 2018 in the number of subscriptions to the Company’s digital subscription products. Revenues from our digital-only news subscriptions (including e-readers and replica editions) were $101.2 million in the third quarter and $295.4 million in the first nine months of 2018, an increase of 18.1% and 21.0% from the third quarter and first nine months of 2017, respectively.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues, for the third quarters and first nine months of 2018 and 2017:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	% Change	September 30, 2018	September 24, 2017	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$95,568	$82,073	16.4%	$279,693	$234,234	19.4%
Other product subscription revenues(2)	5,639	3,610	56.2%	15,669	9,810	59.7%
Total digital-only subscription revenues	$101,207	$85,683	18.1%	$295,362	$244,044	21.0%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of the end of the third quarters of 2018 and 2017:

	For the Quarters Ended
(In thousands)	September 30, 2018	September 24, 2017	% Change
Digital-only subscriptions:
News product subscriptions(1)	2,541	2,132	19.2%
Other product subscriptions(2)	554	355	56.1%
Total digital-only subscriptions	3,095	2,487	24.4%
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Crossword and Cooking products.
Advertising Revenues
Advertising revenues are derived from the sale of our advertising products and services on our print, web and mobile platforms. These revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands in print in the form of column-inch ads, and on our web and mobile platforms in the form of banners, video, rich media and other interactive ads. Display advertising also includes branded content on The Times’s platforms. Classified advertising revenue includes line-ads sold in the major categories of real estate, help wanted, automotive and other. Other advertising revenue primarily includes creative services fees associated with, among other things, our branded content studio; advertising revenue from our podcasts; revenue from preprinted advertising, also known as free-standing inserts; and revenue generated from branded bags in which our newspapers are delivered.

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	September 30, 2018			September 24, 2017			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$57,245	$43,730	$100,975	$56,710	$41,547	$98,257	0.9%	5.3%	2.8%
Classified and Other	6,676	14,026	20,702	7,679	7,697	15,376	(13.1)%	82.2%	34.6%
Total advertising	$63,921	$57,756	$121,677	$64,389	$49,244	$113,633	(0.7)%	17.3%	7.1%

	For the Nine Months Ended
	September 30, 2018			September 24, 2017			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$188,853	$123,870	$312,723	$196,836	$129,008	$325,844	(4.1)%	(4.0)%	(4.0)%
Classified and Other	22,182	31,620	53,802	24,966	25,085	50,051	(11.2)%	26.1%	7.5%
Total advertising	$211,035	$155,490	$366,525	$221,802	$154,093	$375,895	(4.9)%	0.9%	(2.5)%
Print advertising revenues, which represented 52.5% of total advertising revenues for the third quarter of 2018 and 57.6% of total advertising revenues for the first nine months of 2018, declined 0.7 percent to $63.9 million in the third quarter of 2018 and 4.9 percent to $211.0 million in the first nine months of 2018, compared to $64.4 million and $221.8 million, respectively, in the same prior-year periods. The relatively moderate decline in print advertising revenues in the third quarter of 2018 compared with the same period in the prior year reflected improved display advertising revenues, primarily in the financial and technology and telecommunications categories, which mostly offset declines in classified and other advertising revenues. The decrease in the first nine months of 2018 compared with the same period in the prior year was primarily driven by a decline in display advertising revenue, primarily in the entertainment, luxury, technology and telecommunications, retail and media categories.
Digital advertising revenues, which represented 47.5% of total advertising revenues for the third quarter of 2018 and 42.4% of total advertising revenues for the first nine months of 2018, increased 17.3 percent to $57.8 million in the third quarter of 2018 and 0.9 percent to $155.5 million in the first nine months of 2018, compared to $49.2 million and $154.1 million, respectively, in the same prior-year periods. The increase in digital advertising revenue for the third quarter of 2018 compared with the same period in the prior year primarily reflected growth in revenue from both creative services and traditional direct-sold advertising on our digital platforms. The increase in the first nine months of 2018 compared with the same period in the prior year primarily reflected growth in revenue from podcasts and creative services, which was partially offset by a decline in traditional website display advertising.
Classified and other advertising revenues increased 34.6% in the third quarter of 2018 and 7.5% in the first nine months of 2018, compared to the same prior-year periods, primarily due to an increase in creative services revenue and podcasts revenue, partially offset by an decline in classified advertising revenue, primarily in the help wanted and real estate categories.
Other Revenues
Other revenues primarily consist of revenues from commercial printing, building rental income, news services/syndication, affiliate referrals, digital archive licensing, NYT Live (our live events business) and retail commerce.
Other revenues increased 49.3% in the third quarter of 2018 and 31.0% in the first nine months of 2018, compared with the same prior-year periods, primarily as a result of growth in our commercial printing operations, four and a half additional floors of rental income from our New York headquarters building and affiliate referral revenue associated with the product review and recommendation website, Wirecutter.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	% Change	September 30, 2018	September 24, 2017	% Change
Production costs:
Wages and benefits	$95,941	$90,100	6.5%	$280,688	$269,913	4.0%
Raw materials	19,972	15,718	27.1%	54,490	48,461	12.4%
Other production costs	47,521	44,336	7.2%	138,454	134,771	2.7%
Total production costs	163,434	150,154	8.8%	473,632	453,145	4.5%
Selling, general and administrative costs	202,473	185,442	9.2%	614,464	598,367	2.7%
Depreciation and amortization	14,847	15,677	(5.3)%	43,969	46,961	(6.4)%
Total operating costs	$380,754	$351,273	8.4%	$1,132,065	$1,098,473	3.1%
Production Costs
Production costs include items such as labor costs, raw materials, and machinery and equipment expenses related to news-gathering and production activity, as well as costs related to producing branded content.
Production costs increased in the third quarter of 2018 compared with the third quarter of 2017, primarily driven by an increase in wage and benefits of $5.8 million primarily due to additional headcount in the newsroom and related to our commercial printing operations, raw materials of $4.3 million largely due to higher volume as a result of commercial printing operations and higher newsprint prices, and other expenses of $3.2 million largely due to higher outside services and other operating expenses.
Production costs increased in the first nine months of 2018 compared with the first nine months of 2017, primarily driven by an increase in wage and benefits of $10.8 million primarily due to additional headcount in the newsroom and related to our commercial printing operations, raw materials of $6.0 million largely due to higher newsprint prices and higher volume as a result of commercial printing operations, and other expenses of $3.7 million largely due to higher outside services and other operating expenses.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs in the third quarter of 2018 increased by $17.0 million compared with the third quarter of 2017 largely due to higher marketing costs of $15.0 million.
Selling, general and administrative costs in the first nine months of 2018 increased by $16.1 million compared with the first nine months of 2017 as higher marketing costs of $25.1 million and higher compensation expense of $7.5 million were partially offset by lower severance costs of $18.1 million.
Depreciation and Amortization
Depreciation and amortization costs in the third quarter and the first nine months of 2018 decreased by $0.8 million and $3.0 million, compared with the same prior-year periods, respectively, primarily as assets became fully depreciated in prior periods.
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

•	operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit); and

•	operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs).
The special items in 2018 consisted of:

•	A $4.9 million gain ($3.6 million after tax or $.02 per share) from a pension liability adjustment; and

•
A $1.3 million charge ($0.9 million after tax or $.01 per share) in the second quarter and a $1.9 million charge ($1.4 million after tax or $.01 per share) in the first quarter in connection with the redesign and consolidation of space in our headquarters building.

The special items in 2017 consisted of:

•
A $30.1 million gain ($16.1 million after tax and net of noncontrolling interest or $.10 per share) from the sale of the remaining assets at a paper mill previously operated by Madison Paper Industries (“Madison”), in which the Company has an investment through a subsidiary, in the third quarter; and

•
A $2.5 million charge ($1.5 million after tax or $.01 per share), $2.0 million charge ($1.2 million after tax or $.01 per share) and $2.4 million charge ($1.4 million after tax or $.01 per share) related to the redesign and consolidation of space in our headquarters building in the third, second and first quarters, respectively.

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

	For the Quarters Ended				For the Nine Months Ended
	September 30, 2018	September 24, 2017	(1)	% Change	September 30, 2018	September 24, 2017	(1)	% Change
Diluted earnings per share from continuing operations	$0.15	$0.20		(25.0)%	$0.42	$0.37		13.5%
Add:
Severance	—	0.01		*	0.03	0.14		(78.6)%
Non-operating retirement costs	0.03	—		*	0.07	0.01		*
Special item:
Headquarters redesign and consolidation	—	0.02		*	0.02	0.04		(50.0)%
Gain from pension liability adjustment	(0.03)	—		*	(0.03)	—		*
Gain from joint ventures, net of noncontrolling interest	—	(0.16)		*	—	(0.16)		*
Income tax expense of adjustments	—	0.05		*	(0.02)	(0.01)		*
Adjusted diluted earnings per share from continuing operations(2)	$0.15	$0.12		25.0%	$0.49	$0.40		22.5%
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
	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	(1)	% Change	September 30, 2018	September 24, 2017	(1)	% Change
Operating profit	$41,443	$31,820		30.2%	$115,500	$86,111		34.1%
Add:
Depreciation & amortization	14,847	15,677		(5.3)%	43,969	46,961		(6.4)%
Severance	293	2,123		(86.2)%	4,926	22,977		(78.6)%
Multiemployer pension plan withdrawal costs	1,943	1,870		3.9%	5,838	5,951		(1.9)%
Special items:
Headquarters redesign and consolidation	—	2,542		*	3,140	6,929		(54.7)%
Gain from pension liability adjustment	(4,851)	—		*	(4,851)	—		*
Adjusted operating profit	$53,675	$54,032		(0.7)%	$168,522	$168,929		(0.2)%
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
	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	(1)	% Change	September 30, 2018	September 24, 2017	(1)	% Change
Operating costs	$380,754	$351,273		8.4%	$1,132,065	$1,098,473		3.1%
Less:
Depreciation & amortization	14,847	15,677		(5.3)%	43,969	46,961		(6.4)%
Severance	293	2,123		(86.2)%	4,926	22,977		(78.6)%
Multiemployer pension plan withdrawal costs	1,943	1,870		3.9%	5,838	5,951		(1.9)%
Adjusted operating costs	$363,671	$331,603		9.7%	$1,077,332	$1,022,584		5.4%
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of adjusted operating costs. See “—Impact of Modification of Non-GAAP Measures” for more detail.
Impact of Modification of Non-GAAP Measures
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has presented its non-GAAP financial measures for the third quarter and first nine months of 2017 reflecting the recast of its financial statements for such period to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures. The following tables show the adjustments to the previously presented metrics.

Adjustments made to the reconciliation of diluted earnings per share from continuing operations to adjusted diluted earnings per share from continuing operations

	Third Quarter				Nine Months
	2017 Previously Reported	Adjustment		2017 Recast	2017 Previously Reported	Adjustment		2017 Recast
Diluted earnings per share from continuing operations	$0.20	$—		$0.20	$0.37	$—		0.37
Add:
Severance	0.01	—		0.01	0.14	—		0.14
Non-operating retirement costs	0.02	(0.02)	(1)	—	0.06	(0.05)	(1)	0.01
Special items:
Headquarters redesign and consolidation	0.02	—		0.02	0.04	—		0.04
Gain in joint ventures, net of noncontrolling interest	(0.16)	—		(0.16)	(0.16)	—		(0.16)
Income tax expense of adjustments	0.04	0.01		0.05	(0.03)	0.02		(0.01)
Adjusted diluted earnings per share from continuing operations(2)	$0.13	$(0.01)		$0.12	$0.42	$(0.03)		0.40
(1) Reflects the inclusion of amortization of prior service credits in the definition of non-operating retirement costs.
(2) Amounts may not add due to rounding.

Adjustments made to the reconciliation of operating profit to adjusted operating profit

	Third Quarter				Nine Months
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast	2017 Previously Reported	Adjustment		2017 Recast
Operating profit	$33,013	$(1,193)	(1)	$31,820	$89,691	$(3,580)	(1)	$86,111
Add:
Depreciation & amortization	15,677	—		15,677	46,961	—		46,961
Severance	2,123	—		2,123	22,977	—		22,977
Non-operating retirement costs	3,100	(3,100)	(2)	—	9,642	(9,642)	(2)	—
Multiemployer pension plan withdrawal costs	—	1,870	(2)	1,870	—	5,951	(2)	5,951
Special items:
Headquarters redesign and consolidation	2,542	—		2,542	6,929	—		6,929
Adjusted operating profit	$56,455	$(2,423)	(3)	$54,032	$176,200	$(7,271)	(3)	$168,929
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating profit, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating profit.

(3) Represents amortization of prior service credits, which historically were a component of operating profit but not an adjustment to adjusted operating profit. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs/(income) rather than operating profit. For the third quarter and first nine months of 2017, $(2.4) million and $(7.3) million, respectively, of amortization of prior service credits have been reclassified out of operating profit, thereby reducing operating profit and adjusted operating profit.

Adjustments made to the reconciliation of operating costs to adjusted operating costs

	Third Quarter				Nine Months
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast	2017 Previously Reported	Adjustment		2017 Recast
Operating costs	$350,080	$1,193	(1)	$351,273	$1,094,893	$3,580	(1)	$1,098,473
Less:
Depreciation & amortization	15,677	—		15,677	46,961	—		46,961
Severance	2,123	—		2,123	22,977	—		22,977
Non-operating retirement costs	3,100	(3,100)	(2)	—	9,642	(9,642)	(2)	—
Multiemployer pension plan withdrawal costs	—	1,870	(2)	1,870	—	5,951	(2)	5,951
Adjusted operating costs	$329,180	$2,423	(3)	$331,603	$1,015,313	$7,271	(3)	$1,022,584
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating costs, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating costs.

(3) Represents amortization of prior service credits, which historically were a component of operating costs but not an adjustment to adjusted operating costs. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs/(income) rather than operating costs. For the third quarter and first nine months of 2017, $(2.4) million and $(7.3) million, respectively, of amortization of prior service credits have been reclassified out of operating costs, thereby increasing operating costs and adjusted operating costs.

The following table reconciles other components of net periodic benefit costs/(income), excluding special items, to the comparable non-GAAP metric, non-operating retirement costs.

(In thousands)	Third Quarter of 2017	Nine Months of 2017
Pension:
Interest cost	$17,552	$52,652
Expected return on plan assets	(26,136)	(78,407)
Amortization and other costs	8,439	25,321
Amortization of prior service credit (1)	(486)	(1,458)
Non-operating pension income	(631)	(1,892)
Other postretirement benefits:
Interest cost	470	1,410
Amortization and other costs	905	2,715
Amortization of prior service credit (1)	(1,937)	(5,813)
Non-operating other postretirement benefits income	(562)	(1,688)
Other components of net periodic benefit income	(1,193)	(3,580)
Multiemployer pension plan withdrawal costs	1,870	5,951
Total non-operating retirement costs	$677	$2,371

(1) The total amortization of prior service credit was $(2.4) million and $(7.3) million for the third quarter and first nine months of 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 30, 2018, we had cash, cash equivalents and short- and long-term marketable securities of $794.5 million and total debt and capital lease obligations of $252.8 million. Accordingly, our cash, cash equivalents, and marketable securities exceeded total debt and capital lease obligations by $541.7 million. Our cash and investment balances have increased since the end of 2017, primarily due to cash proceeds from operating activities and stock option exercises partially offset by cash capital expenditures of approximately $62 million.
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
We expect to receive a cash distribution of approximately $12 million to $15 million related to the wind down of our Madison investment. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 30, 2018	September 24, 2017	% Change
Operating activities	$116,376	$147,895	(21.3)%
Investing activities	$(103,809)	$8,593	*
Financing activities	$11,427	$(19,739)	*
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, interest and income taxes.
Net cash provided by operating activities decreased in the first nine months of 2018 compared with the same prior-year period due to higher cash payments made to settle accrued payroll and other liabilities and lower cash collections from accounts receivables, partially offset by higher operating profit.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2018 was primarily related to approximately $62 million in capital expenditures payments and $40 million in net purchases of marketable securities.

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
Net cash provided by financing activities in the first nine months of 2018 was primarily related to proceeds from stock option exercises of approximately $41 million, partially offset by dividend payments of $19.8 million and share-based compensation tax withholding payments of $9.0 million.
Restricted Cash
We were required to maintain $18.2 million of restricted cash as of September 30, 2018, and $18.0 million as of December 31, 2017, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $48 million and $67 million in the first nine months of 2018 and 2017, respectively. The decrease in capital expenditures was primarily driven by higher expenditures in the first nine months of 2017 related to the redesign and consolidation of space in our headquarters building. The cash payments related to capital expenditures totaled approximately $62 million and $48 million in the first nine months of 2018 and 2017, respectively.
Third-Party Financing
As of September 30, 2018, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding our total debt and capital lease obligations. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of our long-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 30, 2018, our critical accounting policies have not changed from December 31, 2017.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, our contractual obligations and off-balance sheet arrangements have not changed materially from December 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2017, details our disclosures about market risk. As of September 30, 2018, there were no material changes in our market risks from December 31, 2017.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2018. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 14, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. The Company did not repurchase any shares during the third quarter of 2018. As of September 30, 2018, the Company had repurchased 6,690,905 Class A shares under this authorization for a cost of $84.9 million (excluding commissions) and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 2, 2018	/s/ ROLAND A. CAPUTO
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)