Form 10-K
period 2018-12-30
NEW YORK TIMES CO
filed 2019-02-26
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2018	Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 29, 2018, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $4.1 billion. As of such date, non-affiliates held 59,776 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 21, 2019 (exclusive of treasury shares), was as follows: 165,113,286 shares of Class A Common Stock and 803,408 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be held on May 2, 2019, are incorporated by reference into Part III of this report.

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
We are a global media organization focused on creating, collecting and distributing high-quality news and information. Our continued commitment to premium content and journalistic excellence makes The New York Times brand a trusted source of news and information for readers and viewers across various platforms. Recognized widely for the quality of our reporting and content, our publications have been awarded many industry and peer accolades, including 125 Pulitzer Prizes and citations, more than any other news organization.
The Company includes newspapers, print and digital products and related businesses. We have one reportable segment with businesses that include:

•	our newspaper, The New York Times (“The Times”);

•	our websites, including NYTimes.com;

•	our mobile applications, including The Times’s core news applications, as well as interest-specific applications, including our Crossword and Cooking products; and

•
related businesses, such as our licensing division; our digital marketing agencies; our product review and recommendation website, Wirecutter; our commercial printing operations; NYT Live (our live events business); and other products and services under The Times brand.

We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news products, as well as our Crossword and Cooking products) and single-copy sales of our print newspaper. Advertising revenue is derived from the sale of our advertising products and services on our print and digital platforms. Revenue information for the Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Revenues, operating profit and identifiable assets of our foreign operations each represent less than 10% of our total revenues, operating profit and identifiable assets.
During 2018, we continued to make significant investments in our journalism, while taking further steps to position our organization to operate more efficiently in a digital environment. The Times continued to break stories and produce investigative reports that sparked global conversations on wide-ranging topics. We launched

THE NEW YORK TIMES COMPANY – P. 1

groundbreaking digital journalism projects and new news and opinion podcasts that complement The Daily, our news podcast that launched in 2017 and was the most downloaded podcast on Apple’s iTunes in 2018. We also announced the creation of a new television show, “The Weekly,” which will begin airing in mid-2019. In addition, we continued to create innovative digital advertising solutions across our platforms and expand our creative services offerings.
We believe that the significant growth over the last year in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. We had approximately 4.3 million subscriptions to our products as of December 30, 2018, more than at any point in our history.
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
In addition to subscriptions to our news product, we offer standalone subscriptions to other digital products, namely our Crossword and Cooking products. Certain digital news product subscription packages include access to our Crossword and Cooking products.
Our products also include news and opinion podcasts, which are distributed both on our digital platforms and on third-party platforms. We generate advertising and licensing revenue from this content, but do not charge users for access.
The Times’s print edition newspaper, published seven days a week in the United States, commenced publication in 1851. The Times also has an international edition that is tailored for global audiences. First published in 2013 and previously called the International New York Times, the international edition succeeded the International Herald Tribune, a leading daily newspaper that commenced publishing in Paris in 1887. Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (primarily by schools and hotels) and single-copy sales. All print home-delivery subscribers are entitled to receive free access to some or all of our digital products.
SUBSCRIPTIONS AND AUDIENCE
Our content reaches a broad audience through our digital and print platforms. As of December 30, 2018, we had approximately 4.3 million paid subscriptions across 217 countries and territories to our digital and print products.
Paid digital-only subscriptions totaled approximately 3,360,000 as of December 30, 2018, an increase of approximately 27% compared with December 31, 2017. This amount includes standalone paid subscriptions to our Crossword and Cooking products, which totaled approximately 647,000 as of December 30, 2018. International digital-only news subscriptions represented approximately 16% of our digital-only news subscriptions as of December 30, 2018.
The number of paid digital-only subscriptions also includes estimated group corporate and group education subscriptions (which collectively represent approximately 6% of total paid digital subscriptions to our news products). The number of paid group subscriptions is derived using the value of the relevant contract and a discounted basic subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher.
In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the three-month period ended September 30, 2018, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 30, 2018, The Times’s average print circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 487,000 for weekday (Monday to Friday) and 992,000 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual

P. 2 – THE NEW YORK TIMES COMPANY

consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
Internationally, average circulation for the international edition of our newspaper (which includes paid circulation of the newspaper in print and electronic replica editions) for the fiscal years ended December 30, 2018, and December 31, 2017, was approximately 170,000 (estimated) and 173,000, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. The final 2018 figure will not be available until April 2019.
According to comScore Media Metrix, an online audience measurement service, in 2018, NYTimes.com had a monthly average of approximately 94 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, NYTimes.com had a 2018 monthly average of approximately 134 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
ADVERTISING
We have a comprehensive portfolio of advertising products and services. Our advertising revenue is divided into two main categories:
Display Advertising
Display advertising revenue is principally generated from advertisers (such as financial institutions, movie studios, department stores, American and international fashion and technology) promoting products, services or brands on our digital and print platforms.
In print, column-inch ads are priced according to established rates, with premiums for color and positioning. The Times had the largest market share in 2018 in print advertising revenue among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume and estimates advertising revenue.
On our digital platforms, display advertising comprises banners, video, rich media and other interactive ads. Display advertising also includes branded content on The Times’s platforms. Branded content is longer form marketing content that is distinct from The Times’s editorial content.
In 2018, print and digital display advertising represented approximately 84% of our advertising revenues.
Other Advertising
Other print advertising primarily includes classified advertising paid for on a per line basis; revenues from preprinted advertising, also known as free standing inserts; and advertising revenues from our licensing division.
Other digital advertising primarily includes creative services fees associated with our branded content studio and our digital marketing agencies, including HelloSociety and Fake Love; advertising revenue generated by our podcasts; advertising revenue generated by our product review and recommendation website, Wirecutter; and classified advertising, which includes line ads sold in the major categories of real estate, help wanted, automotive and other on either a per-listing basis for bundled listing packages, or as an add on to a print classified ad.
In 2018, print and digital other advertising represented approximately 16% of our advertising revenues.
Seasonality
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.

THE NEW YORK TIMES COMPANY – P. 3

COMPETITION
Our print and digital products compete for subscriptions and advertising with other media in their respective markets. Competition for subscription revenue and readership is generally based upon platform, format, content, quality, service, timeliness and price, while competition for advertising is generally based upon audience levels and demographics, advertising rates, service, targeting capabilities, advertising results and breadth of advertising offerings.
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
As our industry continues to experience a shift from print to digital media, our products face competition for audience, subscriptions and advertising from a wide variety of digital media (some of which are free to users), including news and other information websites and mobile applications, news aggregators, sites that cover niche content, social media platforms, and other forms of media. In addition, we compete for advertising on digital advertising networks and exchanges and real-time bidding and other programmatic buying channels, and our branded content studio and digital marketing agencies compete with other marketing agencies that provide similar services, including those of other publishers.
Our news and other digital products most directly compete for audience, subscriptions and advertising with other U.S. news and information websites, mobile applications and digital products, including The Washington Post, The Wall Street Journal, CNN, Vox, Vice, Buzzfeed, NBC News, NPR, Fox News, Yahoo! News and HuffPost. We also compete for audience and advertising with customized news feeds and news aggregators such as Facebook Newsfeed, Apple News and Google News. Internationally, our websites and mobile applications compete with international online sources of English-language news, including BBC News, CNN, The Guardian, the Financial Times, The Wall Street Journal, The Economist and Reuters.
OTHER BUSINESSES
We derive revenue from other businesses, which primarily include:

•
The Company’s licensing division, which transmits articles, graphics and photographs from The Times and other publications to approximately 1,800 newspapers, magazines and websites in over 100 countries and territories worldwide. It also comprises a number of other businesses that primarily include digital archive distribution, which licenses electronic databases to resellers in the business, professional and library markets; magazine licensing; news digests; book development and rights and permissions;

•
Wirecutter, a product review and recommendation website acquired in October 2016 that serves as a guide to technology gear, home products and other consumer goods. This website generates affiliate referral revenue (revenue generated by offering direct links to merchants in exchange for a portion of the sale price), which we record as other revenues;

•	The Company’s commercial printing operations, which utilize excess printing capacity at our College Point facility in order to print products for third parties; and

•
The Company’s NYT Live business, a platform for our live journalism that convenes thought leaders from business, academia and government at conferences and events to discuss topics ranging from education to sustainability to the luxury business.

P. 4 – THE NEW YORK TIMES COMPANY

PRINT PRODUCTION AND DISTRIBUTION
The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 26 remote print sites across the United States. We also utilize excess printing capacity at our College Point facility for commercial printing for third parties. The Times is delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.
The international edition of The Times is printed under contract at 37 sites throughout the world and is sold in over 134 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
RAW MATERIALS
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a large global manufacturer of paper, market pulp and wood products with which we shared ownership in Donahue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, before we sold our interest in the fourth quarter of 2017.
In 2018 and 2017, we used the following types and quantities of paper:

(In metric tons)	2018	2017
Newsprint(1)	94,400	90,500
Coated and Supercalendared Paper(2)	14,600	16,500
(1) 2018 newsprint usage includes paper used for commercial printing.

(2) The Times uses a mix of coated and supercalendered paper for The New York Times Magazine, and coated paper for T: The New York Times Style Magazine.

EMPLOYEES AND LABOR RELATIONS
We had approximately 4,320 full-time equivalent employees as of December 30, 2018.
As of December 30, 2018, nearly half of our full-time equivalent employees were represented by unions. The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. As indicated below, one collective bargaining agreement, under which less than 10% of our full-time equivalent employees are covered, will expire within one year and we expect negotiations for a new contract to begin in the near future. We cannot predict the timing or the outcome of these negotiations.

Employee Category	Expiration Date
Mailers	March 30, 2019
Typographers	March 30, 2020
NewsGuild of New York	March 30, 2021
Paperhandlers	March 30, 2021
Pressmen	March 30, 2021
Stereotypers	March 30, 2021
Machinists	March 30, 2022
Drivers	March 30, 2025

THE NEW YORK TIMES COMPANY – P. 5

AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website at http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

P. 6 – THE NEW YORK TIMES COMPANY

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
We operate in a highly competitive environment. We compete for subscription and advertising revenue with both traditional and other content providers, as well as search engines and social media platforms. Competition among companies offering online content is intense, and new competitors can quickly emerge.
Our ability to compete effectively depends on many factors both within and beyond our control, including among others:

•	our ability to continue delivering high-quality journalism and content that is interesting and relevant to our audience;

•	the popularity, usefulness, ease of use, performance and reliability of our digital products compared with those of our competitors;

•	the engagement of our current users with our products, and our ability to reach new users;

•	our ability to develop, maintain and monetize our products;

•	the pricing of our products;

•	our marketing and selling efforts, including our ability to differentiate our products from those of our competitors;

•	the visibility of our content and products on search engines and social media platforms and in mobile app stores, compared with that of our competitors;

•	our ability to provide marketers with a compelling return on their investments;

•	our ability to attract, retain, and motivate talented employees, including journalists and product and technology specialists;

•	our ability to manage and grow our business in a cost-effective manner; and

•	our reputation and brand strength relative to those of our competitors.
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
Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:

•	we may be unable to develop digital products that consumers find engaging, that work with a variety of operating systems and networks and that achieve a high level of market acceptance;

•	we may introduce new products or services, or make changes to existing products and services, that are not favorably received by consumers;

•	there may be changes in user sentiment about the quality or usefulness of our existing products or concerns related to privacy, security or other factors;

THE NEW YORK TIMES COMPANY – P. 7

•
failure to successfully manage changes implemented by social media platforms, search engines, news aggregators or mobile app stores and device manufacturers, including those affecting how our content and applications are prioritized, displayed and monetized, could affect our business;

•	consumers may increasingly use technology (such as incognito browsing) that decreases our ability to obtain a complete view of the behavior of users who engage with our products;

•	we may be unable to maintain or update our technology infrastructure in a way that meets market and consumer demands; and

•
the consumption of our content on delivery platforms of third parties may lead to limitations on monetization of our products, the loss of control over distribution of our content and of a direct relationship with our audience, and lower engagement and subscription rates.

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
A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.
Revenue from subscriptions to our print and digital products makes up a majority of our total revenue. Subscription revenue is sensitive to discretionary spending available to subscribers in the markets we serve, as well as economic conditions. To the extent poor economic conditions lead consumers to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, thereby reducing our subscription revenue. In addition, the growth rate of new subscriptions to our news products that are driven by significant news events, such as an election, and/or promotional pricing may not be sustainable.
Print subscriptions have continued to decline, primarily due to increased competition from digital media formats (which are often free to users), higher subscription prices and a growing preference among many consumers to receive all or a portion of their news from sources other than a print newspaper. If we are unable to offset continued revenue declines resulting from falling print subscriptions with revenue from home-delivery price increases, our print subscription revenue will be adversely affected. In addition, if we are unable to offset continued print subscription revenue declines with digital subscription revenue, our subscription revenue will be adversely affected.
Subscriptions to content provided on our digital platforms generate substantial revenue for us, and our future growth depends upon our ability to retain and grow our digital subscriber base and audience. To do so will require us to evolve our subscription model, address changing consumer demands and developments in technology and improve our digital product offering while continuing to deliver high-quality journalism and content that is interesting and relevant to readers. We have invested, and will continue to invest, significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our digital subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our margin or profitability.
Our ability to retain and grow our subscriber base also depends on the engagement of users with our products, including the frequency, breadth and depth of their use. If users become less engaged with our products, they may be less likely to purchase subscriptions or renew their existing subscriptions, which would adversely affect our subscription revenues. In addition, we may implement changes in the free access we provide to our content or the pricing of our subscriptions that could have an adverse impact on our ability to attract and retain subscribers.
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

P. 8 – THE NEW YORK TIMES COMPANY

In determining whether to buy advertising, our advertisers consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, breadth of advertising offerings and alternative advertising options.
Although print advertising revenue continues to represent a majority of our total advertising revenue (approximately 54% of our total advertising revenues in 2018), the overall proportion continues to decline. The increased popularity of digital media among consumers, particularly as a source for news and other content, has driven a corresponding shift in demand from print advertising to digital advertising. However, our digital advertising revenue has not replaced, and may not replace in full, print advertising revenue lost as a result of the shift.
The increasing number of digital media options available, including through social media platforms and news aggregators, has expanded consumer choice significantly, resulting in audience fragmentation. Competition from digital content providers and platforms, some of which charge lower rates than we do or have greater audience reach and targeting capabilities, and the significant increase in inventory of digital advertising space, have affected and will likely continue to affect our ability to attract and retain advertisers and to maintain or increase our advertising rates. In recent years, large digital platforms, such as Facebook, Google and Amazon, which have greater audience reach and targeting capabilities than we do, have commanded an increased share of the digital display advertising market, and we anticipate that this trend will continue.
The digital advertising market itself continues to undergo significant change. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure. Newer delivery platforms may also lead to a loss of distribution and pricing control and loss of a direct relationship with consumers. Growing consumer reliance on mobile devices creates additional pressure, as mobile display advertising may not command the same rates as desktop advertising. In addition, changes in the standards for the delivery of digital advertising could also negatively affect our digital advertising revenues.
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
We have continued to take steps intended to retain and grow our subscriber base, which we expect to have long-term benefits for our advertising revenue, but may have the near-term effect of reducing inventory for digital programmatic advertising in our products.
As the digital advertising market continues to evolve, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow digital audiences and prove the value of our advertising and the effectiveness of our platforms to advertisers.
We may experience further downward pressure on our advertising revenue margins.
The character of our advertising continues to change, as demand for newer forms of advertising, such as branded content and other customized advertising increases. The margin on revenues from some of these advertising forms is generally lower than the margin on revenues we generate from our print advertising and traditional digital display advertising. Consequently, we may experience further downward pressure on our advertising revenue margins as a greater percentage of advertising revenues comes from these newer forms.
Investments we make in new and existing products and services expose us to risks and challenges that could adversely affect our operations and profitability.
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to develop new products and services. These investments have included, among others: enhancements to our core news product; our lifestyle products (including our existing Crossword and Cooking products, as well as a new Parenting product we plan to launch); investments in our podcasts and upcoming television program, The Weekly; as well as our commercial printing and other ancillary operations. These efforts present numerous risks and challenges, including the potential need for us to develop additional expertise in certain areas; technological and operational challenges; the need to effectively allocate capital resources; new and/or increased costs (including marketing costs and costs to recruit, integrate and retain skilled employees); risks

THE NEW YORK TIMES COMPANY – P. 9

associated with new strategic relationships; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
Although we have an established reputation as a global media company, our ability to gain and maintain an audience, particularly for some of our new digital products, is not certain, and if they are not favorably received, our brand may be adversely affected. Even if our new products and services, or enhancements to existing products and services, are favorably received, they may not advance our business strategy as expected, may result in unanticipated costs or liabilities and may fall short of expected return on investment targets or fail to generate sufficient revenue to justify our investments, which could adversely affect our business, results of operations and financial condition.
The fixed cost nature of significant portions of our expenses may limit our operating flexibility and could adversely affect our results of operations.
We continually assess our operations in an effort to identify opportunities to enhance operational efficiencies and reduce expenses. However, significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. In addition, our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by certain of our collective bargaining agreements. If we were unable to implement cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, our results of operations will be adversely affected.
The size and volatility of our pension plan obligations may adversely affect our operations, financial condition and liquidity.
We sponsor several single-employer defined benefit pension plans. Although we have frozen participation and benefits under all but one of these qualified pension plans, and have taken other steps to reduce the size and volatility of our pension plan obligations, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to, these plans.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. As of December 30, 2018, our qualified defined benefit pension plans were underfunded by approximately $81 million. Our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include: legislative changes; assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and bond markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, the Company sponsors several non-qualified pension plans, with unfunded obligations totaling $223 million. Although we have frozen participation and benefits under these plans, and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our results of operations, financial condition and cash flows.
We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our current and former production and delivery union employees. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets, other funding deficiencies, or potential legislative action. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.
If a multiemployer pension plan in which we participate has significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability. In addition, under federal pension law, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “critical” or “critical

P. 10 – THE NEW YORK TIMES COMPANY

and declining.” If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions.
We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated (primarily in connection with the sales of the New England Media Group in 2013 and the Regional Media Group in 2012) and may record additional liabilities in the future. In addition, due to declines in our contributions, we have recorded withdrawal liabilities for actual and estimated partial withdrawals from several plans in which we continue to participate. Until demand letters from some of the multiemployer plans’ trustees are received, the exact amount of the withdrawal liability will not be fully known and, as such, a difference from the recorded estimate could have an adverse effect on our results of operations, financial condition and cash flows. Several of the multiemployer plans in which we participate are specific to the newspaper industry, which continues to undergo significant pressure. A withdrawal by a significant percentage of participating employers may result in a mass withdrawal declaration by the trustees of one or more of these plans, which would require us to record additional withdrawal liabilities.
If, in the future, we elect to withdraw from these plans or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, additional liabilities would need to be recorded that could have an adverse effect on our business, results of operations, financial condition or cash flows. Legislative changes could also affect our funding obligations or the amount of withdrawal liability we incur if a withdrawal were to occur.
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
We regularly face attempts by third parties to breach our security and compromise our information technology systems. These attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data and other techniques), with the goal of service disruption or data exfiltration. Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
In addition, our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters or the effects of climate change (such as increased storm severity and flooding), fires, power outages or internet outages, acts of terrorism or other similar events.
We have implemented controls and taken other preventative measures designed to strengthen our systems against such incidents and attacks, including measures designed to reduce the impact of a security breach at our third-party vendors. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, there can be no assurance as to the costs of additional controls and measures that we may conclude are necessary in the future.
There can also be no assurance that the actions, measures and controls we have implemented will be effective against future attacks or be sufficient to prevent a future security breach or other disruption to our network or information systems, or those of our third-party providers, and our disaster recovery planning cannot account for all eventualities. Such an event could result in a disruption of our services, improper disclosure of personal data or confidential information, or theft or misuse of our intellectual property, all of which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks, divert management’s attention and resources or subject us to liability under laws that protect personal data, or otherwise adversely affect our business. While we maintain cyber risk insurance, the costs relating to any data breach could be substantial, and our insurance may not be sufficient to cover all losses related to any future breaches of our systems.

THE NEW YORK TIMES COMPANY – P. 11

Our brand and reputation are key assets of the Company, and negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
We believe that The New York Times brand is a powerful and trusted brand with an excellent reputation for high-quality independent journalism and content, but that our brand could be damaged by incidents that erode consumer trust. For example, to the extent consumers perceive our journalism to be less reliable, whether as a result of negative publicity or otherwise, our ability to attract readers and advertisers may be hindered. In addition, we may introduce new products or services that users do not like and that may negatively affect our brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our reputation could also be damaged by failures of third-party vendors we rely on in many contexts. We are investing in defining and enhancing our brand. These investments are considerable and may not be successful. To the extent our brand and reputation are damaged by these or other incidents, our revenues and profitability could be adversely affected.
Our international operations expose us to economic and other risks inherent in foreign operations.
We have news bureaus and other offices around the world, and our digital and print products are generally available globally. We are focused on further expanding the international scope of our business, and face the inherent risks associated with doing business abroad, including:

•	effectively managing and staffing foreign operations, including complying with local laws and regulations in each different jurisdiction;

•	ensuring the safety and security of our journalists and other employees;

•	navigating local customs and practices;

•
government policies and regulations that restrict the digital flow of information, which could block access to, or the functionality of, our products, or other retaliatory actions or behavior by government officials;

•	protecting and enforcing our intellectual property and other rights under varying legal regimes;

•
complying with international laws and regulations, including those governing intellectual property, libel and defamation, consumer privacy and the collection, use, retention, sharing and security of consumer and staff data;

•
potential economic, legal, political or social uncertainty and volatility in local or global market conditions (e.g., as a result of the implementation of the United Kingdom’s referendum to withdraw membership from the European Union, commonly referred to as Brexit);

•	restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership, foreign investment or repatriation of funds;

•	higher-than-anticipated costs of entry; and

•	currency exchange rate fluctuations.
Adverse developments in any of these areas could have an adverse impact on our business, financial condition and results of operations. For example, we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.
In addition, we have limited experience in developing and marketing our digital products in certain international regions and non-English languages and could be at a disadvantage compared with local and multinational competitors.
Failure to comply with laws and regulations, including with respect to privacy, data protection and consumer marketing practices, could adversely affect our business.
Our business is subject to various laws and regulations of local and foreign jurisdictions, including laws and regulations with respect to online privacy and the collection and use of personal data, as well as laws and regulations with respect to consumer marketing practices.
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the collection, use, retention, processing, sharing and security of the data we receive from and about our users. Failure to protect confidential user data, provide users with adequate notice of our privacy policies or obtain required valid consent, for

P. 12 – THE NEW YORK TIMES COMPANY

example, could subject us to liabilities imposed by these jurisdictions. Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data protection. For example, the General Data Protection Regulation adopted by the European Union imposed more stringent data protection requirements and significant penalties for noncompliance as of May 25, 2018; California’s recently adopted Consumer Privacy Act creates new data privacy rights effective in 2020; and the European Union’s forthcoming ePrivacy Regulation is expected to impose, with respect to electronic communications, stricter data protection and data processing requirements.
In addition, various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the manner in which we market our subscription products, including with respect to pricing and subscription renewals. These laws and regulations often differ across jurisdictions.
Existing and newly adopted laws and regulations (or new interpretations of existing laws and regulations) may impose new obligations in areas affecting our business, require us to incur increased compliance costs and cause us to further adjust our advertising or marketing practices. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our users and advertisers. Each of these potential consequences could adversely affect our business and results of operations.
A significant increase in the price of newsprint, or significant disruptions in our newsprint supply chain or newspaper printing and distribution channels, would have an adverse effect on our operating results.
The cost of raw materials, of which newsprint is the major component, represented approximately 5% of our total operating costs in 2018. The price of newsprint has historically been volatile and could increase as a result of various factors, including:
•a reduction in the number of newsprint suppliers due to restructurings, bankruptcies, consolidations and conversions to other grades of paper;
•increases in supplier operating expenses due to rising raw material or energy costs or other factors;
•currency volatility;
•duties on certain paper imports from Canada into United States; and
•an inability to maintain existing relationships with our newsprint suppliers.
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

THE NEW YORK TIMES COMPANY – P. 13

Acquisitions may involve significant risks and uncertainties, including:

•	difficulties in integrating acquired businesses (including cultural challenges associated with integrating employees from the acquired company into our organization);

•	diversion of management attention from other business concerns or resources;

•	use of resources that are needed in other parts of our business;

•	possible dilution of our brand or harm to our reputation;

•	the potential loss of key employees;

•	risks associated with integrating financial reporting, internal control and information technology systems; and

•	other unanticipated problems and liabilities.
Competition for certain types of acquisitions, particularly digital properties, is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy, may cause us to incur unanticipated costs or liabilities and may fall short of expected return on investment targets, which could adversely affect our business, results of operations and financial condition.
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
Nearly half of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wage, benefits and other terms and conditions of employment with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
We are subject to payment processing risk.
We accept payments using a variety of different payment methods, including credit and debit cards and direct debit. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain certifications, rules and regulations. To the extent there are disruptions in our or third-party payment processing systems, material changes in the payment ecosystem, failure to recertify and/or changes to rules or regulations concerning payment processing, we could be subject to fines and/or civil liability, or lose our ability to accept credit and debit card payments, which would harm our reputation and adversely impact our results of operations.
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

P. 14 – THE NEW YORK TIMES COMPANY

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
If we are unable to procure, protect and enforce our intellectual property rights, including maintaining and monetizing our intellectual property rights to our content, we may not realize the full value of these assets, and our business and profitability may suffer. In addition, if we must litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly.
We have been, and may be in the future, subject to claims of intellectual property infringement that could adversely affect our business.
We periodically receive claims from third parties alleging infringement, misappropriation or other violations of their intellectual property rights. These third parties include rights holders seeking to monetize intellectual property they own or otherwise have rights to through asserting claims of infringement or misuse. Even if we believe that these claims of intellectual property infringement are without merit, defending against the claims can be time-consuming, be expensive to litigate or settle, and cause diversion of management attention.
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
In addition, macroeconomic conditions, such as volatility or disruption in the credit markets, could adversely affect our ability to obtain financing to support operations or to fund acquisitions or other capital-intensive initiatives.
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

THE NEW YORK TIMES COMPANY – P. 15

Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged libel or defamation and employment-related matters, as well as regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 19 of the Notes to the Consolidated Financial Statements regarding certain matters. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located in our New York headquarters building in the Times Square area. The building was completed in 2007 and consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space have been allocated to us. We owned a leasehold condominium interest representing approximately 58% of the New York headquarters building until March 2009, when we entered into an agreement to sell and simultaneously lease back 21 floors, or approximately 750,000 rentable square feet, occupied by us (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We have an option to repurchase the Condo Interest for $250.0 million in the fourth quarter of 2019, and we have provided notice of our intent to exercise this option. We continue to own a leasehold condominium interest in seven floors in our New York headquarters building, totaling approximately 216,000 rentable square feet that were not included in the sale-leaseback transaction, all of which are currently leased to third parties.
As part of the Company’s redesign of our headquarters building, which was substantially completed in the fourth quarter of 2018, we consolidated the Company’s operations from the 17 floors we previously occupied and we have leased five and a half additional floors to third parties as of December 30, 2018.
In addition, we have a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site owned by the City of New York for which we have a ground lease. We have an option to purchase the property before the lease ends in 2019 for $6.9 million. As of December 30, 2018, we also owned other properties with an aggregate of approximately 3,000 gross square feet and leased other properties with an aggregate of approximately 187,000 rentable square feet in various locations.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. See Note 19 of the Notes to the Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

P. 16 – THE NEW YORK TIMES COMPANY

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 26, 2019
Mark Thompson	61	2012	President and Chief Executive Officer (since 2012); Director-General, British Broadcasting Corporation (2004 to 2012)
A.G. Sulzberger	38	2009	Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015-2016); Assistant Editor (2012-2015)
R. Anthony Benten	55	1989	Senior Vice President, Treasurer (since December 2016) and Corporate Controller (since 2007); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	50	2004
Executive Vice President, General Counsel (since January 2017) and Secretary (since 2011); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)

Roland A. Caputo	58	1986
Executive Vice President and Chief Financial Officer (since 2018); Executive Vice President, Print Products and Services Group (2013 to 2018); Senior Vice President and Chief Financial Officer, The New York Times Media Group (2008 to 2013)

Meredith Kopit Levien	47	2013
Executive Vice President (since 2013) and Chief Operating Officer (since 2017); Chief Revenue Officer (2015 to 2017); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013)

THE NEW YORK TIMES COMPANY – P. 17

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “NYT”. The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 21, 2019, was as follows: Class A Common Stock: 5,394; Class B Common Stock: 25.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013. In February 2019, the Board of Directors approved a quarterly dividend of $0.05 per share. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
October 1, 2018 - November 4, 2018	—	$—	—	$16,236,612
November 5, 2018 - December 2, 2018	—	$—	—	$16,236,612
December 3, 2018 - December 30, 2018	—	$—	—	$16,236,612
Total for the fourth quarter of 2018	—	$—	—	$16,236,612

(1)
On January 13, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of December 30, 2018, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

P. 18 – THE NEW YORK TIMES COMPANY

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 30, 2018, on an assumed investment of $100 on December 29, 2013, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index and The New York Times Company’s Class A Common Stock

$160
$140
$120
$100
$80
$60
12/29/13
12/28/14
12/27/15
12/25/16
12/31/17
12/30/18
$111
$109
$131
$151
$133
$101
$93
$94
$118
$95
$89
$91
$92
$126
$153
NYT
S&P 400 Midcap Index
S&P 1500 Publishing & Printing Index

THE NEW YORK TIMES COMPANY – P. 19

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for the New England Media Group, which was sold in 2013, have been presented as discontinued operations for all periods presented (see Note 14 of the Notes to the Consolidated Financial Statements). The pages following the table show certain items included in Selected Financial Data. All per share amounts on those pages are on a diluted basis. Fiscal year 2017 comprised 53 weeks and all other fiscal years presented in the table below comprised 52 weeks.

	As of and for the Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data
Revenues	$1,748,598	$1,675,639	$1,555,342	$1,579,215	$1,588,528
Operating costs (1)	1,558,778	1,493,278	1,419,416	1,385,840	1,470,234
Headquarters redesign and consolidation	4,504	10,090	—	—	—
Restructuring charge	—	—	16,518	—	—
Multiemployer pension and other contractual (gain)/loss (1)	(4,851)	(4,320)	6,730	9,055	—
Early termination charge and other expenses	—	—	—	—	2,550
Operating profit (1)	190,167	176,591	112,678	184,320	115,744
Other components of net periodic benefit costs (1)	8,274	64,225	11,074	47,735	23,796
Gain/(loss) from joint ventures	10,764	18,641	(36,273)	(783)	(8,368)
Interest expense and other, net	16,566	19,783	34,805	39,050	53,730
Income from continuing operations before income taxes	176,091	111,224	30,526	96,752	29,850
Income from continuing operations	127,460	7,268	26,105	62,842	33,391
Loss from discontinued operations, net of income taxes	—	(431)	(2,273)	—	(1,086)
Net income attributable to The New York Times Company common stockholders	125,684	4,296	29,068	63,246	33,307
Balance Sheet Data
Cash, cash equivalents and marketable securities	$826,363	$732,911	$737,526	$904,551	$981,170
Property, plant and equipment, net	638,846	640,939	596,743	632,439	665,758
Total assets	2,197,123	2,099,780	2,185,395	2,417,690	2,566,474
Total debt and capital lease obligations	253,630	250,209	246,978	431,228	650,120
Total New York Times Company stockholders’ equity	1,040,781	897,279	847,815	826,751	726,328

(1)
As a result of the adoption of the ASU 2017-07 during the first quarter of 2018, the service cost component of net periodic benefit costs/(income) from our pension and other postretirement benefits plans will continue to be presented within operating costs, while the other components of net periodic benefits costs/(income) such as interest cost, amortization of prior service credit and gains or losses from our pension and other postretirement benefits plans will be separately presented outside of “Operating costs” in the new line item “Other components of net periodic benefits costs/(income)”. The Company has recast the Consolidated Statement of Operations for the respective prior periods presented to conform with the current period presentation. Costs associated with multiemployer pension plans were not addressed in ASU 2017-07, and continue to be included in operating costs, except as separately disclosed.

P. 20 – THE NEW YORK TIMES COMPANY

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.76	$0.03	$0.19	$0.38	$0.23
Loss from discontinued operations, net of income taxes	—	—	(0.01)	—	(0.01)
Net income	$0.76	$0.03	$0.18	$0.38	$0.22
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.75	$0.03	$0.19	$0.38	$0.21
Loss from discontinued operations, net of income taxes	—	—	(0.01)	—	(0.01)
Net income	$0.75	$0.03	$0.18	$0.38	$0.20
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.16
New York Times Company stockholders’ equity per share	$6.23	$5.46	$5.21	$4.97	$4.50
Average basic shares outstanding	164,845	161,926	161,128	164,390	150,673
Average diluted shares outstanding	166,939	164,263	162,817	166,423	161,323
Key Ratios
Operating profit to revenues	10.9%	10.5%	7.2%	11.7%	7.3%
Return on average common stockholders’ equity	13.0%	0.5%	3.5%	8.1%	4.2%
Return on average total assets	5.8%	0.2%	1.3%	2.5%	1.3%
Total debt and capital lease obligations to total capitalization	19.6%	21.8%	22.6%	34.3%	47.2%
Current assets to current liabilities	1.33	1.80	2.00	1.53	1.91
Full-Time Equivalent Employees	4,320	3,789	3,710	3,560	3,588
The items below are included in the Selected Financial Data. As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the Company has recast the respective prior periods to conform with the current period presentation.
2018
The items below had a net unfavorable effect on our Income from continuing operations of $7.3 million, or $.05 per share:

•	$15.3 million of pre-tax expenses ($11.2 million after tax, or $.07 per share) for non-operating retirement costs;

•
an $11.3 million pre-tax gain ($8.5 million after tax or $.05 per share) reflecting our proportionate share of a distribution from the sale of assets by Madison Paper Industries (“Madison”), a partnership that previously operated a paper mill, in which the Company has an investment through a subsidiary. See Note 6 of the Notes to the Consolidated Financial Statements for more information on this item;

•	a $6.7 million pre-tax charge ($4.9 million after tax, or $.03 per share) for severance costs;

•
a $4.9 million pre-tax gain ($3.6 million after tax or $.02 per share) from a multiemployer pension plan liability adjustment. See Note 10 of the Notes to the Consolidated Financial Statements for more information on this item; and

THE NEW YORK TIMES COMPANY – P. 21

•
a $4.5 million pre-tax charge ($3.3 million after tax or $.02 per share) in connection with the redesign and consolidation of space in our headquarters building. See Note 8 of the Notes to the Consolidated Financial Statements for more information on this item.

2017 (53-week fiscal year)
The items below had a net unfavorable effect on our Income from continuing operations of $119.9 million, or $.73 per share:

•
$102.1 million of pre-tax pension settlement charges ($61.5 million after tax, or $.37 per share) in connection with the transfer of certain pension benefit obligations to insurers (in connection with the adoption of ASU 2017-07 this amount was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);

•	a $68.7 million charge ($.42 per share) primarily attributable to the remeasurement of our net deferred tax assets required as a result of tax legislation;

•
a $37.1 million pre-tax gain ($22.3 million after tax, or $.14 per share) primarily in connection with the settlement of contractual funding obligations for a postretirement plan (in connection with the adoption of ASU 2017-07, $32.7 million relating to the postretirement plan was reclassified to “Other components of net periodic benefit costs” below “Operating profit” while the contractual gain of $4.3 million remains in “Multiemployer pension and other contractual gains” within “Operating profit”);

•	a $23.9 million pre-tax charge ($14.4 million after tax, or $.09 per share) for severance costs;

•
a $15.3 million net pre-tax gain ($9.4 million after tax, or $.06 per share) from joint ventures consisting of (i) a $30.1 million gain related to the sale of the remaining assets of Madison, (ii) an $8.4 million loss reflecting our proportionate share of Madison’s settlement of pension obligations, and (iii) a $6.4 million loss from the sale of our 49% equity interest in Donahue Malbaie Inc. (“Malbaie”), a Canadian newsprint company;

•	a $10.1 million pre-tax charge ($6.1 million after tax, or $.04 per share) in connection with the redesign and consolidation of space in our headquarters building; and

•	$1.5 million of pre-tax expenses ($0.9 million after tax, or $.01 per share) for non-operating retirement costs;
2016
The items below had a net unfavorable effect on our Income from continuing operations of $60.2 million, or $.37 per share:

•	a $37.5 million pre-tax loss ($22.8 million after tax, or $.14 per share) from joint ventures related to the announced closure of the paper mill operated by Madison;

•
a $21.3 million pre-tax pension settlement charge ($12.8 million after tax, or $.08 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees (in connection with the adoption of ASU 2017-07 this amount was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);

•	an $18.8 million pre-tax charge ($11.3 million after tax, or $.07 per share) for severance costs;

•
a $16.5 million pre-tax charge ($9.8 million after tax, or $.06 per share) in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs), (in connection with the adoption of ASU 2017-07, $1.7 million related to a gain from the pension curtailment previously included with this special item was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);

•	a $6.7 million pre-tax charge ($4.0 million after tax or $.02 per share) for a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision;

•	a $5.5 million of pre-tax expenses ($3.3 million after tax, or $.02 per share) for non-operating retirement costs; and

•	a $3.8 million income tax benefit ($.02 per share) primarily due to a reduction in the Company’s reserve for uncertain tax positions.

P. 22 – THE NEW YORK TIMES COMPANY

2015
The items below had a net unfavorable effect on our Income from continuing operations of $47.3 million, or $.28 per share:

•
a $40.3 million pre-tax pension settlement charge ($24.0 million after tax, or $.14 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees;

•	$22.9 million of pre-tax expenses ($13.7 million after tax, or $.08 per share) for non-operating retirement costs;

•	a $9.1 million pre-tax charge ($5.4 million after tax, or $.03 per share) for partial withdrawal obligations under multiemployer pension plans; and

•	a $7.0 million pre-tax charge ($4.2 million after tax, or $.03 per share) for severance costs.
2014
The items below had a net unfavorable effect on our Income from continuing operations of $29.7 million, or $.19 per share:

•	$27.5 million of pre-tax expenses ($16.3 million after tax, or $.10 per share) for non-operating retirement costs;

•	a $36.1 million pre-tax charge ($21.4 million after tax, or $.13 per share) for severance costs;

•	a $21.1 million income tax benefit ($.13 per share) primarily due to reductions in the Company’s reserve for uncertain tax positions;

•
a $9.5 million pre-tax pension settlement charge ($5.7 million after tax, or $.04 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees;

•	a $9.2 million pre-tax charge ($5.9 million after tax or $.04 per share) for an impairment related to the Company’s investment in a joint venture; and

•	a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) for the early termination of a distribution agreement.

The following table reconciles other components of net periodic benefit costs, to the comparable non-GAAP metric, non-operating retirement costs:

	Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Other components of net periodic benefit costs:	8,274	64,225	11,074	47,735	23,796
Add: Multiemployer pension plan withdrawal costs	7,002	6,599	14,001	15,537	13,282
Less: Special Items
Pension settlement expense	—	102,109	21,294	40,329	9,525
Postretirement benefit plan settlement gain	—	(32,737)	—	—	—
Pension curtailment gain	—	—	(1,683)	—	—
Non-operating retirement costs	15,276	1,452	5,464	22,943	27,553

THE NEW YORK TIMES COMPANY – P. 23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 30, 2018, and results of operations for the three years ended December 30, 2018. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.
EXECUTIVE OVERVIEW
We are a global media organization that includes newspapers, print and digital products and related businesses. We have one reportable segment with businesses that include our newspaper, websites and mobile applications.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from licensing, affiliate referrals, building rental revenue, commercial printing, NYT Live (our live events business) and retail commerce. Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “— Results of Operations — Non-GAAP Financial Measures.”
As a result of the adoption of the ASU 2017-07 during the first quarter of 2018, the Company has recast the Consolidated Statement of Operations for periods prior to 2018 to conform with the current period presentation.
Fiscal year 2017 comprised 53 weeks, while all other fiscal years presented in this Item 7 comprised 52 weeks. This report includes a discussion of the estimated impact of this additional week in 2017 on our year-over-year comparison of revenues where meaningful. Management believes that estimating the impact of the additional week on the Company’s operating costs and operating profit presents challenges and, therefore, no such estimate is made with respect to these items. For further detail on the impact of the additional week on our results, see the discussion below and “— Results of Operations-Non-GAAP Financial Measures.”
2018 Financial Highlights
In 2018, diluted earnings per share from continuing operations were $0.75, compared with $0.03 for 2017. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.81 for 2018, compared with $0.76 for 2017.
Operating profit in 2018 was $190.2 million, compared with $176.6 million for 2017. The increase was mainly driven by higher digital subscription revenues, other revenues and digital advertising revenues, partially offset by lower print advertising revenues and higher operating costs. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $262.6 million and $274.8 million for 2018 and 2017, respectively.
Total revenues increased 4.4% to $1.75 billion in 2018 from $1.68 billion in 2017 primarily driven by an increase in digital subscription revenue as well as increases in other revenues and digital advertising revenue, partially offset by a decrease in print advertising revenue and print subscription revenue. Total digital revenues increased to approximately $709 million in 2018 compared with $620 million in 2017. Excluding the impact of the additional week in 2017, estimated total revenues increased 6.2%, driven by the same factors identified above.
Subscription revenues increased 3.4% to $1.04 billion in 2018 compared with $1.01 billion in 2017, primarily due to growth in the number of subscriptions to the Company’s digital-only products. Revenue from the Company’s digital-only subscription products (which include our news product, as well as our Crossword and Cooking products) increased 17.7% compared with 2017, to $400.6 million. Excluding the impact of the additional week in

P. 24 – THE NEW YORK TIMES COMPANY

2017, estimated subscription revenues and digital-only subscription revenues increased 5.3% and 20.2%, respectively, driven by the same factors identified above.
Paid digital-only subscriptions totaled approximately 3,360,000 as of December 30, 2018, a 27.1% increase compared with year-end 2017. News product subscriptions totaled approximately 2,713,000 at the end of 2018, a 21.6% increase compared with 2017. Other product subscriptions, which include subscriptions to our Crossword product and Cooking product, totaled approximately 647,000 at the end of 2018, a 56.7% increase compared with 2017.
Total advertising revenues remained flat at $558.3 million in 2018 compared with 2017, reflecting a 6.5% decrease in print advertising revenues, offset by an 8.6% increase in digital advertising revenues. The decrease in print advertising revenues resulted from a continued decline in display advertising, primarily in the luxury and entertainment categories. The increase in digital advertising revenues primarily reflected increases in revenue from both direct-sold advertising and creative services, partially offset by a decrease in revenue from programmatic advertising. Print and digital advertising revenues in 2017 also benefited from an extra week in the fiscal year. Excluding the impact of the additional week in 2017, estimated advertising revenues increased 1.7%, driven by the same factors identified above.
Other revenues increased 36.0% to $147.8 million in 2018 compared with $108.7 million in 2017, largely due to growth in our commercial printing operations, affiliate referral revenue associated with the product review and recommendation website, Wirecutter, and revenue from the rental of five and a half additional floors in our New York headquarters building. Digital other revenues totaled $49.5 million in 2018, an 18.8% increase compared with 2017, driven primarily by affiliate referral revenue associated with Wirecutter. Excluding the impact of the additional week in 2017, estimated other revenues increased 36.7%, driven by the same factors identified above.
Operating costs increased in 2018 to $1.56 billion from $1.49 billion in 2017, driven by higher marketing expenses incurred to promote our brand and products and grow our subscriber base, labor and raw material costs related to our commercial printing operations, and costs related to our advertising business, partially offset by lower print production and distribution costs related to our newspaper. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in 2018 to $1.49 billion from $1.40 billion in 2017.
Business Environment
We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:
Competition in our industry
We operate in a highly competitive environment. Our print and digital products compete for subscription and advertising revenue with both traditional and other content providers, as well as search engines and social media platforms. Competition among companies offering online content is intense, and new competitors can quickly emerge. Some of our current and potential competitors may have greater resources than we do, which may allow them to compete more effectively than us.
Our ability to compete effectively depends on, among other things, our ability to continue delivering high-quality journalism and content that is interesting and relevant to our audience; the popularity, ease of use and performance of our products compared to those of our competitors; the engagement of our current users with our products, and our ability to reach new users; our ability to develop, maintain and monetize our products, and the pricing of our products; our marketing and selling efforts; the visibility of our content and products compared with that of our competitors; our ability to provide marketers with a compelling return on their investments; our ability to attract, retain and motivate talented employees, including journalists and product and technology specialists; our ability to manage and grow our business in a cost-effective manner; and our reputation and brand strength compared with those of our competitors.
Evolving subscription model
Subscription revenue is a significant source of revenue for us and an increasingly important driver as the overall composition of our revenues has shifted in response to our “subscription-first” strategy and transformations in our industry. The largest portion of our subscription revenue is currently from our print newspaper, where we have experienced declining circulation volume in recent years. This is due to, among other factors, increased competition

THE NEW YORK TIMES COMPANY – P. 25

from digital media formats (which are often free to users), higher print subscription and single-copy prices and a growing preference among some consumers to receive their news from sources other than a print newspaper.
Advances in technology have led to an increased number of methods for the delivery and consumption of news and other content. These developments are also driving changes in the preferences and expectations of consumers as they seek more control over how they consume content. Our ability to retain and grow our digital subscriber base depends on, among other things, our ability to evolve our subscription model, address changing consumer demands and developments in technology and improve our digital product offering while continuing to deliver high-quality journalism and content that is interesting and relevant to readers. Retention and growth of our digital subscriber base also depends on the engagement of users with our products, including the frequency, breadth and depth of their use.
Advertising market dynamics
We derive substantial revenue from the sale of advertising in our products. In determining whether to buy advertising, our advertisers consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, breadth of advertising offerings and alternative advertising options.
During 2018, the Company, along with others in the industry, continued to experience significant pressure on print advertising revenue. Although print advertising revenue represented a majority of our total advertising revenue in 2018, the overall proportion continues to decline. The increased popularity of digital media among consumers, particularly as a source for news and other content, has driven a corresponding shift in demand from print advertising to digital advertising. However, our digital advertising revenue has not replaced, and may not replace in full, print advertising revenue lost as a result of the shift.
The digital advertising market continues to undergo significant changes. The increasing number of digital media options available, including through social media platforms and news aggregators, has resulted in audience fragmentation and increased competition for advertising. Competition from digital content providers and platforms, some of which charge lower rates than we do or have greater audience reach and targeting capabilities, and the significant increase in inventory of digital advertising space, have affected and will likely continue to affect our ability to attract and retain advertisers and to maintain or increase our advertising rates. In recent years, large digital platforms, such as Facebook, Google and Amazon, which have greater audience reach and targeting capabilities than we do, have commanded an increased share of the digital display advertising market, and we anticipate that this trend will continue. In addition, digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure.
The character of our digital advertising business also continues to change, as demand for newer forms of advertising, such as branded content and other customized advertising increases. The margin on revenues from some of these advertising forms is generally lower than the margin on revenues we generate from our print advertising and traditional digital display advertising. Consequently, we may experience further downward pressure on our advertising revenue margins as a greater percentage of advertising revenues comes from these newer forms.
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

P. 26 – THE NEW YORK TIMES COMPANY

Fixed costs
A significant portion of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. We are limited in our ability to make short-term adjustments to manage some of these costs by certain of our collective bargaining agreements. Employee-related costs, depreciation, amortization and raw materials together accounted for nearly half of our total operating costs in 2018.
For a discussion of these and other factors that could affect our business, results of operations and financial condition, see “Item 1A — Risk Factors.”
Our Strategy
We continue to operate during a period of transformation in our industry, which has presented both challenges to and opportunities for the Company. We believe that the following priorities will be key to our strategic efforts.
Providing journalism worth paying for
We believe that The Times’s original and high-quality content and journalistic excellence set us apart from other news organizations, and that our readers are willing to pay for trustworthy, insightful and differentiated content.
During 2018, The Times again broke stories and produced investigative reports that sparked global conversations on wide-ranging topics. Our ground-breaking journalism continues to be recognized, most notably in the number of Pulitzer prizes The Times has received — more than any other news organization. In addition, we have continued to make significant investments in our newsroom, adding journalistic talent across a wide range of areas — from our business coverage to our opinion pages — and investing in new forms of visual and multimedia journalism. Our highly popular news podcast, The Daily, which we launched in 2017, was the most downloaded podcast on Apple’s iTunes in 2018. And during the year, we announced the development of a new TV show called The Weekly that will launch in 2019 and provide a new platform through which to deliver our journalism.
We believe that the continued growth over the last year in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. As of December 30, 2018, we had approximately 4.3 million total subscriptions to our products, more than at any point in our history.
In 2019, we expect to continue to make significant investments in our journalism and remain committed to providing high-quality, trustworthy and differentiated content that we believe sets us apart.
Growing our audience and strengthening engagement to support subscription growth
We continue to focus on expanding our audience reach and strengthening the engagement of users by making The Times an indispensable part of their daily lives. And we continue to communicate the value of independent, high-quality journalism and why it matters.
During 2018, we continued to enhance our core news product to improve user experience and engagement, and took further steps to build direct relationships with users to support continued subscription growth. We also invested in brand marketing initiatives to reinforce the importance of deeply-reported independent journalism and the value of The Times brand.
During the year, we also continued to make enhancements to our lifestyle products and services, including our Crossword and Cooking products and Wirecutter. And we continued our efforts to grow and engage our audience around the world, investing in, among other things, opportunities to reach more readers in the United Kingdom and Australia. In addition, we continued to experiment with reaching new readers on third-party platforms, while remaining focused on building direct relationships with readers on our own platforms.
Looking ahead, we will explore additional opportunities to grow and engage our audience, further innovate our products and invest in brand marketing initiatives, while remaining committed to creating high-quality content that sets The Times apart.

THE NEW YORK TIMES COMPANY – P. 27

Growing our long-term profitability
We are focused on becoming a more effective and efficient organization and have taken and continue to take a number of steps to maximize the long-term profitability of the Company.
In addition to growing our digital subscription revenue, we remain committed to growing our digital advertising revenue by developing innovative and compelling advertising offerings that integrate well with the user experience and provide value to advertisers. We believe we have a powerful brand that, because of the quality of our journalism, attracts educated, affluent and influential audiences, and provides a safe and trusted platform for advertisers’ brands. We will continue to focus on leveraging our brand in developing and refining our advertising offerings.
We are also focused on maximizing the efficiency and profitability of our print products and services, which remains a significant part of our business.
In recent years, we have taken steps to realign our organizational structure to accelerate our digital transformation, and we continue to optimize our product, technology and data systems, and enterprise platforms to improve the speed with which we are able to achieve our goals.
Looking ahead, we will continue to focus on optimizing our organizational and cost structure to support long-term profitable growth.
Effectively managing our liquidity and our non-operating costs
We have continued to strengthen our liquidity position and further de-leverage and de-risk our balance sheet. As of December 30, 2018, the Company had cash and cash equivalents and marketable securities of approximately $826 million, which exceeded our total debt and capital lease obligations by approximately $573 million. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
In March 2009, we entered into an agreement to sell and simultaneously lease back the Condo Interest in our headquarters building. The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. We have an option, exercisable in the fourth quarter of 2019, to repurchase the Condo Interest for $250.0 million, and we have provided notice of our intent to exercise this option. We believe exercising this option is in the best interest of the Company given that the market value of the Condo Interest exceeds the exercise price.
In addition, we remain focused on managing our pension plan obligations. Our qualified pension plans were underfunded (meaning the present value of future benefits obligations exceeded the fair value of plan assets) as of December 30, 2018, by approximately $81 million, compared with approximately $69 million as of December 31, 2017. We made contributions of approximately $8 million to certain qualified pension plans in 2018, compared with approximately $128 million, including discretionary contributions of $120 million, in 2017. We expect contributions made in 2019 to satisfy minimum funding requirements to total approximately $9 million.
We have taken steps over the last several years to reduce the size and volatility of our pension obligations, including freezing accruals under all but one of our qualified defined benefit pension plans, which cover both our non-union employees and those covered by certain collective bargaining agreements, and making immediate pension benefits offers in the form of lump-sum payments to certain former employees. During 2017, we entered into agreements to transfer certain future benefit obligations and administrative costs to insurers, which allowed us to reduce our overall qualified pension plan obligations by approximately $263 million. See Note 10 of the Notes to the Consolidated Financial Statements for additional information on these actions. We will continue to look for ways to reduce the size and volatility of our pension obligations.
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

P. 28 – THE NEW YORK TIMES COMPANY

RESULTS OF OPERATIONS
Overview
Fiscal years 2018 and 2016 each comprised 52 weeks and fiscal year 2017 comprised 53 weeks. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues
Subscription	$1,042,571	$1,008,431	$880,543	3.4	14.5
Advertising	558,253	558,513	580,732	*	(3.8)
Other	147,774	108,695	94,067	36.0	15.6
Total revenues	1,748,598	1,675,639	1,555,342	4.4	7.7
Operating costs
Production costs:
Wages and benefits	380,678	363,686	364,302	4.7	(0.2)
Raw materials	76,542	66,304	72,325	15.4	(8.3)
Other production costs	196,956	186,352	192,728	5.7	(3.3)
Total production costs	654,176	616,342	629,355	6.1	(2.1)
Selling, general and administrative costs	845,591	815,065	728,338	3.7	11.9
Depreciation and amortization	59,011	61,871	61,723	(4.6)	0.2
Total operating costs (1)	1,558,778	1,493,278	1,419,416	4.4	5.2
Headquarters redesign and consolidation	4,504	10,090	—	(55.4)	*
Restructuring charge	—	—	16,518	*	*
Multiemployer pension and other contractual (gain)/loss (1)	(4,851)	(4,320)	6,730	12.3	*
Operating profit (1)	190,167	176,591	112,678	7.7	56.7
Other components of net periodic benefit costs (1)	8,274	64,225	11,074	(87.1)	*
Gain/(loss) from joint ventures	10,764	18,641	(36,273)	(42.3)	*
Interest expense and other, net	16,566	19,783	34,805	(16.3)	(43.2)
Income from continuing operations before income taxes	176,091	111,224	30,526	58.3	*
Income tax expense	48,631	103,956	4,421	(53.2)	*
Income from continuing operations	127,460	7,268	26,105	*	(72.2)
Loss from discontinued operations, net of income taxes	—	(431)	(2,273)	*	(81.0)
Net income	127,460	6,837	23,832	*	(71.3)
Net (income)/loss attributable to the noncontrolling interest	(1,776)	(2,541)	5,236	(30.1)	*
Net income attributable to The New York Times Company common stockholders	$125,684	$4,296	$29,068	*	(85.2)
* Represents a change equal to or in excess of 100% or one that is not meaningful.

(1)
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the service cost component of net periodic benefit costs/(income) from our pension and other postretirement benefits plans will continue to be presented within operating costs, while the other components of net periodic benefits costs/(income) such as interest cost, amortization of prior service credit and gains or losses from our pension and other postretirement benefits plans will be separately presented outside of “Operating costs” in the new line item “Other components of net periodic benefits costs/(income)”. The Company has recast the Consolidated Statement of Operations for the respective prior periods presented to conform with the current period presentation. Costs associated with multiemployer pension plans were not addressed in ASU 2017-07, and continue to be included in operating costs, except as separately disclosed.

THE NEW YORK TIMES COMPANY – P. 29

Revenues
Subscription, advertising and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Subscription	$1,042,571	$1,008,431	$880,543	3.4	14.5
Advertising	558,253	558,513	580,732	—	(3.8)
Other	147,774	108,695	94,067	36.0	15.6
Total	$1,748,598	$1,675,639	$1,555,342	4.4	7.7
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
The following table summarizes digital-only subscription revenues for the years ended December 30, 2018, December 31, 2017, and December 25, 2016:

	Years Ended			% Change
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Digital-only subscription revenues:
News product subscription revenues(1)	$378,484	$325,956	$223,459	16.1	45.9
Other product subscription revenues(2)	22,136	14,387	9,369	53.9	53.6
Total digital-only subscription revenues	$400,620	$340,343	$232,828	17.7	46.2
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of December 30, 2018, December 31, 2017, and December 25, 2016:

	As of			% Change
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Digital-only subscriptions:
News product subscriptions(1)	2,713	2,231	1,618	21.6	37.9
Other product subscriptions(2)	647	413	247	56.7	67.2
Total digital-only subscriptions	3,360	2,644	1,865	27.1	41.8
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Crossword and Cooking products.

P. 30 – THE NEW YORK TIMES COMPANY

2018 Compared with 2017
Subscription revenues increased 3.4% in 2018 compared with 2017. The increase was primarily driven by significant growth in the number of digital-only subscriptions, which led to digital-only subscription revenue growth of approximately 18%, partially offset by a decline in print subscription revenue of approximately 4%. Print subscription revenue decreased due to a decline of approximately 6% in home-delivery subscriptions and a decrease of approximately 7% in single-copy and bulk sales revenue, partially offset by an increase of approximately 6% in home-delivery prices for The New York Times newspaper. Excluding the impact of the additional week in 2017, estimated subscription revenues and digital-only subscription revenues increased 5.3% and 20.2%, respectively, driven by the same factors identified above.
2017 Compared with 2016
Subscription revenues increased 14.5% in 2017 compared with 2016. The increase was primarily driven by significant growth in the number of digital-only subscriptions, which led to digital-only subscription revenue growth of approximately 46%, as well as an increase of approximately 7% in home-delivery prices for The New York Times newspaper, which more than offset a decline of approximately 1% in home-delivery subscriptions. Excluding the impact of the additional week in 2017, estimated subscription revenues and digital-only subscription revenues increased 12.4% and 43.1%, respectively, driven by the same factors identified above.
Advertising Revenues
Advertising revenues are derived from the sale of our advertising products and services on our print and digital platforms. These revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands in print in the form of column-inch ads, and on our digital platforms in the form of banners, video, rich media and other interactive ads. Display advertising also includes branded content on The Times’s platforms. Other advertising primarily represents, for our print products, classified advertising revenue, including line-ads sold in the major categories of real estate, help wanted, automotive and other as well as revenue from preprinted advertising, also known as free-standing inserts. Digital other advertising revenue primarily includes creative services fees associated with, among other things, our digital marketing agencies and our branded content studio; advertising revenue from our podcasts; and advertising revenue generated by Wirecutter, our product review and recommendation website.
2018 Compared with 2017

	Years Ended
	December 30, 2018			December 31, 2017			% Change
	(52 weeks)			(53 weeks)
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$269,160	$202,038	$471,198	$285,679	$198,658	$484,337	(5.8)%	1.7%	(2.7)%
Other	30,220	56,835	87,055	34,543	39,633	74,176	(12.5)%	43.4%	17.4%
Total advertising	$299,380	$258,873	$558,253	$320,222	$238,291	$558,513	(6.5)%	8.6%	—%
Print advertising revenues, which represented 54% of total advertising revenues in 2018, declined 6.5% to $299.4 million in 2018 compared with $320.2 million in 2017. The decrease was driven by a continued decline in display advertising revenue, primarily in the luxury and entertainment categories, as well as a decline in classified advertising revenue, primarily in the real estate category. Excluding the impact of the additional week in 2017, estimated print advertising revenues declined 5.3%, driven by the same factors identified above.
Digital advertising revenues, which represented 46% of total advertising revenues in 2018, increased 8.6% to $258.9 million in 2018 compared with $238.3 million in 2017. The increase primarily reflected increases in revenue from both direct-sold advertising and creative services, partially offset by a decrease in revenue from programmatic advertising. Excluding the impact of the additional week in 2017, estimated digital advertising revenues increased 11.3%, driven by the same factors identified above.

THE NEW YORK TIMES COMPANY – P. 31

2017 Compared with 2016

	Years Ended
	December 31, 2017			December 25, 2016			% Change
	(53 weeks)			(52 weeks)
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$285,679	$198,658	$484,337	$335,652	$181,545	$517,197	(14.9)%	9.4%	(6.4)%
Other	34,543	39,633	74,176	36,328	27,207	63,535	(4.9)%	45.7%	16.7%
Total advertising	$320,222	$238,291	$558,513	$371,980	$208,752	$580,732	(13.9)%	14.2%	(3.8)%
Print advertising revenues, which represented 57% of total advertising revenues in 2017, declined 13.9% to $320.2 million in 2017 compared with $372.0 million in 2016. The decrease was driven by a continued decline in display advertising revenue, primarily in the luxury, travel and real estate categories. Excluding the impact of the additional week in 2017, estimated print advertising revenues declined 15.0%, driven by the same factors identified above.
Digital advertising revenues, which represented 43% of total advertising revenues in 2017, increased 14.2% to $238.3 million in 2017 compared with $208.8 million in 2016. The increase primarily reflected increases in display advertising revenue from mobile advertising and branded content, as well as an increase in other advertising revenue, primarily associated with growth in creative services fees. This was partially offset by a continued decline in traditional website display advertising. Excluding the impact of the additional week in 2017, estimated digital advertising revenues increased 11.5%, driven by the same factors identified above.
Other Revenues
Other revenues primarily consist of revenues from licensing, affiliate referrals, building rental revenue, commercial printing, NYT Live (our live events business) and retail commerce. Digital other revenues consists primarily of digital archive licensing and affiliate referral revenue. Building rental revenue consists of revenue from the lease of floors in our New York headquarters building, which totaled $23.3 million, $16.7 million and $17.1 million in 2018, 2017 and 2016, respectively.
2018 Compared with 2017
Other revenues increased 36.0% in 2018 compared with 2017 largely due to growth in our commercial printing operations, affiliate referral revenue associated with our product review and recommendation website, Wirecutter, and higher rental revenue from the lease of additional space in our New York headquarters building. Digital other revenues totaled $49.5 million in 2018, an 18.8% increase compared with 2017, driven primarily by affiliate referral revenue associated with Wirecutter. Excluding the impact of the additional week in 2017, estimated other revenues increased 36.7%, driven by the same factors identified above.
2017 Compared with 2016
Other revenues increased 15.6% in 2017 compared with 2016 largely due to affiliate referral revenue associated with Wirecutter, which the Company acquired in October 2016. Digital other revenues totaled $41.7 million in 2017, a 83.7% increase compared with 2016, driven primarily by affiliate referral revenue associated with Wirecutter. Excluding the impact of the additional week in 2017, estimated other revenues increased 14.9%, driven by the same factor identified above.

P. 32 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Production costs:
Wages and benefits	$380,678	$363,686	$364,302	4.7	(0.2)
Raw materials	76,542	66,304	72,325	15.4	(8.3)
Other production costs	196,956	186,352	192,728	5.7	(3.3)
Total production costs	654,176	616,342	629,355	6.1	(2.1)
Selling, general and administrative costs	845,591	815,065	728,338	3.7	11.9
Depreciation and amortization	59,011	61,871	61,723	(4.6)	0.2
Total operating costs	$1,558,778	$1,493,278	$1,419,416	4.4	5.2
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 30, 2018	December 31, 2017	December 25, 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Components of operating costs as a percentage of total operating costs
Wages and benefits	44%	46%	45%
Raw materials	5%	4%	5%
Other operating costs	47%	46%	46%
Depreciation and amortization	4%	4%	4%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 30, 2018	December 31, 2017	December 25, 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Components of operating costs as a percentage of total revenues
Wages and benefits	40%	40%	41%
Raw materials	4%	4%	5%
Other operating costs	42%	41%	41%
Depreciation and amortization	3%	4%	4%
Total	89%	89%	91%

THE NEW YORK TIMES COMPANY – P. 33

Production Costs
Production costs include items such as labor costs, raw materials and machinery and equipment expenses related to news gathering and production activity, as well as costs related to producing branded content.
2018 Compared with 2017
Production costs increased in 2018 compared with 2017, primarily driven by increases in wages and benefits (approximately $17 million), raw materials expense (approximately $10 million) and outside services costs (approximately $10 million). Wages and benefits increased primarily as a result of increased hiring to support the Company’s initiatives. Raw materials expense increased due to increased commercial printing activity and higher newsprint prices. Outside services costs increased primarily due to higher costs associated with the generation of content in our newsroom.
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
2018 Compared with 2017
Selling, general and administrative costs increased in 2018 compared with 2017, primarily due to an increase in promotion and marketing costs (approximately $46 million), partially offset by a decrease in outside services (approximately $7 million) and distribution costs (approximately $6 million). Promotion and marketing costs increased due to increased spending to promote our subscription business and brand. Outside services decreased primarily due to lower consulting fees, and distribution costs decreased as a result of fewer print copies produced.
2017 Compared with 2016
Selling, general and administrative costs increased in 2017 compared with 2016, primarily due to an increase in compensation costs (approximately $47 million), promotion and marketing costs (approximately $26 million) and severance costs (approximately $5 million). Compensation costs increased primarily as a result of higher incentive compensation, increased hiring to support growth initiatives and higher benefit costs. Promotion and marketing costs increased due to increased spending related to promotion of our subscription business and brand. Severance costs increased due to a workforce reduction announced in the second quarter of 2017 primarily affecting the newsroom.
Depreciation and Amortization
2018 Compared with 2017
Depreciation and amortization costs decreased in 2018 compared with 2017 due to disposals of fixed assets in connection with our headquarters redesign and consolidation project.
2017 Compared with 2016
Depreciation and amortization costs were flat in 2017 compared with 2016.
Other Items
See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding other items.

P. 34 – THE NEW YORK TIMES COMPANY

NON-OPERATING ITEMS
Investments in Joint Ventures
See Note 6 of the Notes to the Consolidated Financial Statements for information regarding our joint venture investments.
Interest Expense and Other, Net
See Note 7 of the Notes to the Consolidated Financial Statements for information regarding interest expense and other.
Income Taxes
See Note 13 of the Notes to the Consolidated Financial Statements for information regarding income taxes.
Discontinued Operations
See Note 14 of the Notes to the Consolidated Financial Statements for information regarding discontinued operations.
Other Components of Net Periodic Benefit Costs
See Note 10 and 11 of the Notes the Consolidated Financial Statements for information regarding other components of net periodic benefit costs.
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
The special items in 2018 consisted of:

•
an $11.3 million pre-tax gain ($7.1 million or $.04 per share after tax and net of noncontrolling interest) reflecting our proportionate share of a distribution from the sale of assets by Madison, in which the Company has an investment through a subsidiary;

•	a $4.9 million pre-tax gain ($3.6 million after tax or $.02 per share) from a multiemployer pension plan liability adjustment; and

•	a $4.5 million pre-tax charge ($3.3 million after tax or $.02 per share) in connection with the redesign and consolidation of space in our headquarters building.
The special items in 2017 consisted of:

•
$102.1 million of pre-tax pension settlement charges ($61.5 million after tax, or $.37 per share) in connection with the transfer of certain pension benefit obligations to insurers (in connection with the adoption of ASU 2017-07 this amount was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);

•	a $68.7 million charge ($.42 per share) primarily attributable to the remeasurement of our net deferred tax assets required as a result of recent tax legislation;

•
a $37.1 million pre-tax gain ($22.3 million after tax, or $.14 per share) primarily in connection with the settlement of contractual funding obligations for a postretirement plan (in connection with the adoption of ASU 2017-07, $32.7 million relating to the postretirement plan was reclassified to “Other components of net

THE NEW YORK TIMES COMPANY – P. 35

periodic benefit costs” below Operating profit while the contractual gain of $4.3 million remains in “Multiemployer pension and other contractual gains” within “Operating profit”);

•
a $15.3 million pre-tax net gain ($7.8 million after tax and net of noncontrolling interest, or $.05 per share) from joint ventures consisting of (i) a $30.1 million gain related to the sale of the remaining assets of Madison, (ii) an $8.4 million loss reflecting our proportionate share of Madison’s settlement of pension obligations, and (iii) a $6.4 million loss from the sale of our 49% equity interest in Malbaie; and

•	a $10.1 million pre-tax charge ($6.1 million after tax, or $.04 per share) in connection with the redesign and consolidation of space in our headquarters building.
The special items in 2016 consisted of:

•	a $37.5 million pre-tax loss ($17.7 million after tax and net of noncontrolling interest, or $.11 per share) from joint ventures related to the announced closure of the paper mill operated by Madison;

•
a $21.3 million pre-tax pension settlement charge ($12.8 million after tax, or $.08 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees (in connection with the adoption of ASU 2017-07 this amount was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);

•
a $16.5 million pre-tax charge ($9.8 million after tax, or $.06 per share) in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs); (in connection with the adoption of ASU 2017-07, $1.7 million related to a gain from the pension curtailment previously included in this special item was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);

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
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has also presented each of its non-GAAP financial measures for the years ended 2017 and 2016, reflecting the recast of its financial statements for such periods to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures for more details.
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, all single employer pension and other postretirement benefit expenses with the exception of service cost were reclassified from operating costs to “Other components of net periodic benefit costs/(income).” See Note 2 of the Notes to the Consolidated Financial Statements for more information. In connection with the adoption of ASU 2017-07, the Company made the following changes to its non-GAAP financial measures in order to align them with the new GAAP presentation:

•	revised the components of non-operating retirement costs to include amortization of prior service credit of single employer pension and other postretirement benefit expenses; and

•
revised the definition of adjusted operating costs to exclude only multiemployer pension plan withdrawal costs (which historically have been and continue to be a component of non-operating retirement costs), rather than all non-operating retirement costs. As a result of the adoption of ASU 2017-07, non-operating retirement costs other than multiemployer pension plan withdrawal costs are now separately presented outside of operating costs and accordingly have no impact on operating profit and cost under GAAP, or adjusted

P. 36 – THE NEW YORK TIMES COMPANY

operating profit or adjusted operating costs. Multiemployer pension plan withdrawal costs remain in GAAP operating costs and therefore continue to be an adjustment to these non-GAAP measures.
Non-operating retirement costs include:

•	interest cost, expected return on plan assets and amortization of actuarial gains and loss components and amortization of prior service credits of single employer pension expense;

•	interest cost and amortization of actuarial gains and loss components and amortization of prior service credits of retirement medical expense; and

•	all multiemployer pension plan withdrawal costs.
These non-operating retirement costs are primarily tied to financial market performance and changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share from continuing operations excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share from continuing operations and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
Adjusted diluted earnings per share provides useful information in evaluating the Company’s period-to-period performance because it eliminates items that the Company does not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit is useful in evaluating the ongoing performance of the Company’s business as it excludes the significant non-cash impact of depreciation and amortization as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs. Total operating costs excluding these items provide investors with helpful supplemental information on the Company’s underlying operating costs that is used by management in its financial and operational decision-making.
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

THE NEW YORK TIMES COMPANY – P. 37

Reconciliation of diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items (or adjusted diluted earnings per share from continuing operations)

	Years Ended					% Change
	December 30, 2018	December 31, 2017	(1)	December 25, 2016	(1)	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)		(52 weeks)
Diluted earnings per share from continuing operations	$0.75	$0.03		$0.19		*	(84.2%)
Add:
Severance	0.04	0.15		0.12		(73.3%)	25.0%
Non-operating retirement costs	0.09	0.01		0.03		*	(66.7%)
Special items:
Headquarters redesign and consolidation	0.03	0.06		—		(50.0%)	*
Restructuring charge	—	—		0.10		*	*
Pension settlement charge	—	0.62		0.13		*	*
Postretirement benefit plan settlement gain, multiemployer and other contractual (gain)/loss	(0.03)	(0.23)		0.04		(87.0)%	*
(Gain)/loss in joint ventures, net of noncontrolling interest	(0.06)	(0.08)		0.18		(25.0%)	*
Income tax expense of adjustments	(0.02)	(0.22)		(0.24)		(90.9)%	(8.3)%
Reduction in reserve for uncertain tax positions	—	—		(0.02)		*	*
Deferred tax asset remeasurement adjustment	—	0.42		—		*	*
Adjusted diluted earnings per share from continuing operations	$0.81	$0.76		$0.53		6.6%	43.4%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of non-operating retirement costs. See “—Impact of Modification of Non-GAAP Measures” for more detail.
(2) Amounts may not add due to rounding.

P. 38 – THE NEW YORK TIMES COMPANY

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	Years Ended					% Change
(In thousands)	December 30, 2018	December 31, 2017	(1)	December 25, 2016	(1)	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)		(52 weeks)
Operating profit	$190,167	176,591		112,678		7.7%	56.7%
Add:
Depreciation & amortization	59,011	61,871		61,723		(4.6%)	0.2%
Severance	6,736	23,949		18,829		(71.9%)	27.2%
Multiemployer pension plan withdrawal costs	7,002	6,599		14,001		6.1%	(52.9)%
Special items:
Headquarters redesign and consolidation	4,504	10,090		—		(55.4)%	*
Restructuring charge	—	—		16,518		*	*
Multiemployer pension and other contractual (gain)/loss	(4,851)	(4,320)		6,730		12.3%	*
Adjusted operating profit	$262,569	$274,780		$230,479		(4.4)%	19.2%
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
	Years Ended					% Change
(In thousands)	December 30, 2018	December 31, 2017	(1)	December 25, 2016	(1)	2018 vs. 2017	2017 vs. 2016
	(52 weeks)	(53 weeks)		(52 weeks)
Operating costs	$1,558,778	$1,493,278		$1,419,416		4.4%	5.2%
Less:
Depreciation & amortization	59,011	61,871		61,723		(4.6%)	0.2%
Severance	6,736	23,949		18,829		(71.9%)	27.2%
Multiemployer pension plan withdrawal costs	7,002	6,599		14,001		6.1%	(52.9)%
Adjusted operating costs	$1,486,029	$1,400,859		$1,324,863		6.1%	5.7%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
(1) Revised to reflect recast of GAAP results to conform with current period presentation and the revised definition of non-operating retirement costs. See “—Impact of Modification of Non-GAAP Measures” for more detail.

THE NEW YORK TIMES COMPANY – P. 39

Reconciliation of revenues excluding the estimated impact of the additional week (in thousands)

	Twelve Months
	2018	2017 As Reported	Additional Week	2017 Adjusted	% Change
	(52 weeks)	(53 weeks)		(52 weeks)
Subscription	$1,042,571	$1,008,431	$(18,453)	$989,978	5.3%
Advertising	558,253	558,513	(9,821)	548,692	1.7%
Other	147,774	108,695	(598)	108,097	36.7%
Total revenues	$1,748,598	$1,675,639	$(28,872)	$1,646,767	6.2%

	Twelve Months
	2017 As Reported	Additional Week	2017 Adjusted	2016	% Change
	(53 weeks)		(52 weeks)	(52 weeks)
Subscription	$1,008,431	$(18,453)	$989,978	$880,543	12.4%
Advertising	558,513	(9,821)	548,692	580,732	(5.5)%
Other	108,695	(598)	108,097	94,067	14.9%
Total revenues	$1,675,639	$(28,872)	$1,646,767	$1,555,342	5.9%

	Twelve Months
	2018	2017 As Reported	Additional Week	2017 Adjusted	% Change
	(52 weeks)	(53 weeks)		(52 weeks)
Print advertising revenue	$299,380	$320,222	$(4,222)	$316,000	(5.3)%
Digital advertising revenue	258,873	238,291	(5,599)	232,692	11.3%
Total advertising revenue	$558,253	$558,513	$(9,821)	$548,692	1.7%

	Twelve Months
	2017 As Reported	Additional Week	2017 Adjusted	2016	% Change
	(53 weeks)		(52 weeks)	(52 weeks)
Print advertising revenue	$320,222	$(4,222)	$316,000	$371,980	(15.0)%
Digital advertising revenue	238,291	(5,599)	232,692	208,752	11.5%
Total advertising revenue	$558,513	$(9,821)	$548,692	$580,732	(5.5)%

	Twelve Months
	2018	2017 As Reported	Additional Week	2017 Adjusted	% Change
	(52 weeks)	(53 weeks)		(52 weeks)
Total digital-only subscription revenues	$400,620	$340,343	$(7,056)	$333,287	20.2%

	Twelve Months
	2017 As Reported	Additional Week	2017 Adjusted	2016	% Change
	(53 weeks)		(52 weeks)	(52 weeks)
Total digital-only subscription revenues	$340,343	$(7,056)	$333,287	$232,828	43.1%

P. 40 – THE NEW YORK TIMES COMPANY

Impact of Modification of Non-GAAP Measures
In connection with the adoption of ASU 2017-07 in the first quarter of 2018, the Company modified its definitions of adjusted operating profit, adjusted operating costs and non-operating retirement costs in response to changes in the GAAP presentation of single employer pension and postretirement benefit costs. For comparability purposes, the Company has presented its non-GAAP financial measures for the first twelve months of 2017 and 2016, reflecting the recast of its financial statements for such periods to account for the adoption of ASU 2017-07 and the revised definitions of the non-GAAP financial measures. The following tables show the adjustments to the previously presented metrics.

Adjustments made to the reconciliation of diluted earnings per share from continuing operations to adjusted diluted earnings per share from continuing operations

	Twelve Months				Twelve Months
	2017 Previously Reported	Adjustment		2017 Recast	2016 Previously Reported	Adjustment		2016 Recast
Diluted earnings per share from continuing operations	$0.03	$—		$0.03	$0.19	$—		0.19
Add:
Severance	0.15	—		0.15	0.12	—		0.12
Non-operating retirement costs	0.07	(0.06)	(1)	0.01	0.10	(0.07)	(1)	0.03
Special items:
Headquarters redesign and consolidation	0.06	—		0.06	—	—		—
Restructuring charge	—	—		—	0.09	0.01		0.10
Pension settlement expense	0.62	—		0.62	0.13	—		0.13
Postretirement benefit plan settlement gain, multiemployer and other contractual (gain)/loss	(0.23)	—		(0.23)	0.04	—		0.04
(Gain)/loss in joint ventures, net of noncontrolling interest	(0.08)	—		(0.08)	0.18	—		0.18
Income tax expense of adjustments	(0.24)	0.02		(0.22)	(0.26)	0.02		(0.24)
Reduction in uncertain tax positions	—	—		—	(0.02)	—		(0.02)
Deferred tax asset remeasurement adjustment	0.42	—		0.42	—	—		—
Adjusted diluted earnings per share from continuing operations(2)	$0.80	$(0.04)		$0.76	$0.57	$(0.04)		0.53
(1) Reflects the inclusion of amortization of prior service credits in the definition of non-operating retirement costs.
(2) Amounts may not add due to rounding.

THE NEW YORK TIMES COMPANY – P. 41

Adjustments made to the reconciliation of operating profit to adjusted operating profit

	Twelve Months				Twelve Months
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast	2016 Previously Reported	Adjustment		2016 Recast
Operating profit	$112,366	$64,225	(1)	$176,591	$101,604	$11,074	(1)	$112,678
Add:
Depreciation & amortization	61,871	—		61,871	61,723	—		61,723
Severance	23,949	—		23,949	18,829	—		18,829
Non-operating retirement costs	11,152	(11,152)	(2)	—	15,880	(15,880)	(2)	—
Multiemployer pension plan withdrawal costs (excluding special items)	—	6,599	(2)	6,599	—	14,001	(2)	14,001
Special items:
Headquarters redesign and consolidation	10,090	—		10,090	—	—		—
Restructuring charge	—	—		*	14,804	1,714		16,518
Multiemployer pension and other contractual (gain)/loss	(37,057)	32,737	(1)	(4,320)	6,730	—		6,730
Pension settlement expense	102,109	(102,109)	(1)	—	21,294	(21,294)	(1)	—
Adjusted operating profit	$284,480	$(9,700)	(3)	$274,780	$240,864	$(10,385)	(3)	$230,479
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating profit, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating profit.

(3) Represents amortization of prior service credits, which historically were a component of operating profit but not an adjustment to adjusted operating profit. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs/(income) rather than operating profit. For the twelve months ended 2017 and 2016, $(9.7) million and $(10.4) million, respectively, of amortization of prior service credits have been reclassified out of operating profit, thereby reducing operating profit and adjusted operating profit.

Adjustments made to the reconciliation of operating costs to adjusted operating costs

	Twelve Months				Twelve Months
(In thousands)	2017 Previously Reported	Adjustment		2017 Recast	2016 Previously Reported	Adjustment		2016 Recast
Operating costs	$1,488,131	$5,147	(1)	$1,493,278	$1,410,910	$8,506	(1)	$1,419,416
Less:
Depreciation & amortization	61,871	—		61,871	61,723	—		61,723
Severance	23,949	—		23,949	18,829	—		18,829
Non-operating retirement costs	11,152	(11,152)	(2)	—	15,880	(15,880)	(2)	—
Multiemployer pension plan withdrawal costs	—	6,599	(2)	6,599	—	14,001	(2)	14,001
Adjusted operating costs	$1,391,159	$9,700	(3)	$1,400,859	$1,314,478	$10,385	(3)	$1,324,863
(1) Recast as a result of the adoption of ASU 2017-07. See Note 2 of the Notes to the Consolidated Financial Statements for more information.
(2) As a result of the change in definition of adjusted operating costs, only multiemployer pension plan withdrawal costs, rather than all non-operating retirement costs, are excluded from adjusted operating costs.

(3) Represents amortization of prior service credits, which historically were a component of operating costs but not an adjustment to adjusted operating costs. As a result of the adoption of ASU 2017-07, amortization of prior service credits are now a component of other components of net periodic benefit costs/(income) rather than operating costs. For the twelve months ended of 2017 and 2016, $(9.7) million and $(10.4) million, respectively, of amortization of prior service credits have been reclassified out of operating costs, thereby increasing operating costs and adjusted operating costs.

P. 42 – THE NEW YORK TIMES COMPANY

The following table reconciles other components of net periodic benefit costs/(income), excluding special items, to the comparable non-GAAP metric, non-operating retirement costs.

(In thousands)	Twelve Months of 2017	Twelve Months of 2016
Pension:
Interest cost	$68,582	$74,465
Expected return on plan assets	(102,900)	(111,159)
Amortization and other costs	33,369	32,458
Amortization of prior service credit (1)	(1,945)	(1,945)
Non-operating pension income	(2,894)	(6,181)
Other postretirement benefits:
Interest cost	1,881	1,979
Amortization and other costs	3,621	4,105
Amortization of prior service credit (1)	(7,755)	(8,440)
Non-operating other postretirement benefits income	(2,253)	(2,356)
Other components of net periodic benefit income	(5,147)	(8,537)
Multiemployer pension plan withdrawal costs	6,599	14,001
Total non-operating retirement costs	$1,452	$5,464

(1) The total amortization of prior service credit was $(9.7) million and $(10.4) million for the twelve months ended of 2017 and 2016, respectively.

THE NEW YORK TIMES COMPANY – P. 43

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 30, 2018	December 31, 2017	2018 vs. 2017
Cash and cash equivalents	$241,504	$182,911	32.0
Marketable securities	584,859	550,000	6.3
Total debt and capital lease obligations	253,630	250,209	1.4
Total New York Times Company stockholders’ equity	1,040,781	897,279	16.0
Ratios:
Total debt and capital lease obligations to total capitalization	19.6%	21.8%
Current assets to current liabilities	1.33	1.80
Our primary sources of cash inflows from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided about 60% and 32%, respectively, of total revenues in 2018. The remaining cash inflows were primarily from other revenue sources such as licensing, affiliate referrals, the leasing of floors in our headquarters building, commercial printing, NYT Live (our live events business) and retail commerce.
Our primary sources of cash outflows were for employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
We have continued to strengthen our liquidity position and our debt profile. As of December 30, 2018, we had cash, cash equivalents and marketable securities of $826.4 million and total debt and capital lease obligations of $253.6 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by $572.8 million. Included within marketable securities is $54.2 million of securities required as collateral for letters of credit issued by the Company in connection with the leasing of floors in our headquarters building. See Note 19 of the Notes to the Consolidated Financial Statements for more information regarding these letters of credit. Our cash, cash equivalents and marketable securities balances increased in 2018 primarily due to cash proceeds from operating activities and stock option exercises, and lower contributions to certain qualified pension plans, partially offset by capital expenditures of approximately $77 million.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013. In February 2019, the Board of Directors approved an increase in the quarterly dividend to $0.05 per share. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In March 2009, we entered into an agreement to sell and simultaneously lease back the Condo Interest in our headquarters building. The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. We have an option, exercisable in the fourth quarter of 2019, to repurchase the Condo Interest for $250.0 million, and we have provided notice of our intent to exercise this option. We believe that exercising this option is in the best interest of the Company given that the market value of the Condo Interest exceeds the exercise price, and we plan to use existing cash and marketable securities for this repurchase.
During 2018, we made contributions of approximately $8 million to certain qualified pension plans funded by cash on hand. As of December 30, 2018, the underfunded balance of our qualified pension plans was approximately $81 million, an increase of approximately $12 million from December 31, 2017. We expect contributions made to satisfy minimum funding requirements to total approximately $9 million in 2019.

P. 44 – THE NEW YORK TIMES COMPANY

As part of our continued effort to reduce the size and volatility of our pension obligations, in 2017, the Company entered into arrangements with insurers to transfer certain future benefit obligations and administrative costs for certain qualified pension plans. These transactions allowed us to reduce our overall qualified pension plan obligations by approximately $263 million. In addition, in 2017 we made discretionary contributions totaling $120 million to certain qualified plans. See Note 10 of the Notes to the Consolidated Financial Statements for more information.
In 2018, we received a cash distribution of $12.5 million related to the wind-down of our Madison investment. See Note 6 of the Notes to the Consolidated Financial Statements for more information on the Company’s investment in Madison. We expect to receive an additional cash distribution in 2019 in the range of $5 million to $8 million related to the wind-down of our Madison investment.
In early 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A common stock. As of December 30, 2018, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended			% Change
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016	2018 vs. 2017	2017 vs. 2016
Operating activities	$157,117	$86,712	$103,876	81.2	(16.5)
Investing activities	$(101,095)	$14,100	$124,468	*	(88.7)
Financing activities	$3,824	$(26,019)	$(237,024)	*	(89.0)
* Represents an increase or decrease in excess of 100%.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in 2018 compared with 2017 due to lower contributions to certain qualified pension plans, partially offset by lower cash collections from advertising receivables.
Net cash provided by operating activities decreased in 2017 compared with 2016 due to contributions totaling approximately $128 million to certain qualified pension plans, partially offset by higher revenues and lower tax payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, acquisitions of new businesses and investments.
Net cash used in investing activities in 2018 was primarily related to capital expenditures of $77.5 million and $36.5 million in net purchases of marketable securities.
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

THE NEW YORK TIMES COMPANY – P. 45

investments related to our corporate-owned life insurance, consideration paid for acquisitions of $40.4 million and payments for capital expenditures of $30.1 million.
Payments for capital expenditures were approximately $77 million, $85 million and $30 million in 2018, 2017 and 2016, respectively.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, the payment of long-term debt and capital lease obligations and stock-based compensation tax withholding.
Net cash provided by financing activities in 2018 was primarily related to stock issuances in connection with option exercises of $41.3 million, partially offset by dividend payments of $26.4 million and stock-based compensation tax withholding of $10.5 million.
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
Restricted Cash
We were required to maintain $18.3 million of restricted cash as of December 30, 2018 and $18.0 million as of December 31, 2017, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $57 million, $104 million and $26 million in 2018, 2017 and 2016, respectively. The cash payments related to the capital expenditures totaled approximately $77 million, $85 million and $30 million in 2018, 2017 and 2016, respectively. The increased expenditures for 2017 primarily related to the redesign and consolidation of space in our headquarters building and certain improvements at our printing and distribution facility in College Point, New York.
Third-Party Financing
As of December 30, 2018, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. See Note 7 for information regarding our total debt and capital lease obligations. See Note 9 for information regarding the fair value of our long-term debt.

P. 46 – THE NEW YORK TIMES COMPANY

Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 30, 2018. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2019	2020-2021	2022-2023	Later Years
Debt(1)	$275,558	$275,558	$—	$—	$—
Capital leases(2)	7,245	7,245	—	—	—
Operating leases(2)	49,992	7,650	12,935	11,297	18,110
Benefit plans(3)	419,105	59,581	93,586	80,076	185,862
Total	$751,900	$350,034	$106,521	$91,373	$203,972

(1)	Includes estimated interest payments on long-term debt. See Note 7 of the Notes to the Consolidated Financial Statements for additional information related to our debt.

(2)	See Note 19 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)
The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2024-2028. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans' investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2028, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 10 and 11 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.

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
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The fair value of deferred compensation was $23.2 million as of December 30, 2018. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on “Other Liabilities — Other.”
Our liability for uncertain tax positions was approximately $14.8 million, including approximately $3.2 million of accrued interest as of December 30, 2018. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
We have a contract through the end of 2022 with Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a major paper supplier, to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm’s length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 30, 2018.

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
Goodwill and Intangibles
We evaluate whether there has been an impairment of goodwill or intangible assets not amortized on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist. For a description of our related accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements.

(In thousands)	December 30, 2018	December 31, 2017
Goodwill	$140,282	$143,549
Intangibles	$6,225	$8,161
Total assets	$2,197,123	$2,099,780
Percentage of goodwill and intangibles to total assets	7%	7%
The impairment analysis is considered critical because of the significance of goodwill and intangibles to our Consolidated Balance Sheets.
We test for goodwill impairment at a reporting unit level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.
If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model.
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
The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of a reporting unit.
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

P. 48 – THE NEW YORK TIMES COMPANY

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
Revenue Recognition
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
Income taxes are recognized for the following: (1) the amount of taxes payable for the current year and (2) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes in the period of enactment.
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

THE NEW YORK TIMES COMPANY – P. 49

PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor several frozen single-employer defined benefit pension plans. The Company and The NewsGuild of New York jointly sponsor the Guild-Times Adjustable Pension Plan which continues to accrue active benefits. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). The Guild-Times Plan was previously joint trusteed between the Guild and the Company. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies were merged into The New York Times Companies Pension Plan. Our pension liability also includes our multiemployer pension plan withdrawal obligations. Our liability for postretirement obligations includes our liability to provide health benefits to eligible retired employees.
The table below includes the liability for all of these plans.

(In thousands)	December 30, 2018	December 31, 2017
Pension and other postretirement liabilities (includes current portion)	$446,860	$476,965
Total liabilities	$1,154,482	$1,202,417
Percentage of pension and other postretirement liabilities to total liabilities	38.7%	39.7%
Pension Benefits
Our Company-sponsored defined benefit pension plans include qualified plans (funded) as well as non-qualified plans (unfunded). These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. All of our non-qualified plans, which provide enhanced retirement benefits to select employees, are frozen, except for a foreign-based pension plan discussed below.
Our joint Company and Guild-sponsored plan is a qualified plan and is included in the table below.
We also have a foreign-based pension plan for certain non-U.S. employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
The funded status of our qualified and non-qualified pension plans as of December 30, 2018 is as follows:

	December 30, 2018
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,491,398	$223,066	$1,714,464
Fair value of plan assets	1,410,151	—	1,410,151
Pension underfunded/unfunded obligation, net	$(81,247)	$(223,066)	$(304,313)
We made contributions of approximately $8 million to the joint Company and Guild-sponsored plan in 2018. We expect contributions made to satisfy minimum funding requirements to total approximately $9 million in 2019.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 5.70% at the beginning of 2018. Our plan assets had an average rate of return of approximately (4.66%) in 2018 and an average annual return of approximately 7.05% over the three-year

P. 50 – THE NEW YORK TIMES COMPANY

period 2016-2018. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2019 expected long-term rate of return to be 5.70%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2018, pension expense would have increased by approximately $7 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 4.43% for our qualified plans and 4.35% for our non-qualified plans as of December 30, 2018.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2018, pension expense would have increased by approximately $0.5 million and our pension obligation would have increased by approximately $99 million as of December 30, 2018.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $97 million as of December 30, 2018. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.
Other Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we do not provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from general corporate assets.
The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate was 6.90% as of December 30, 2018. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of less than $0.1 million or a decrease of less than $0.1 million in our 2018 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of approximately $1 million or a decrease of approximately $1 million in our accumulated benefit obligation as of December 30, 2018.

THE NEW YORK TIMES COMPANY – P. 51

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:

•
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of approximately $4 million in the market value of our marketable debt securities as of December 30, 2018, and December 31, 2017. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

•
Newsprint is a commodity subject to supply and demand market conditions. The cost of raw materials, of which newsprint expense is a major component, represented approximately 5% and 4% of our total operating costs in 2018 and 2017, respectively. Based on the number of newsprint tons consumed in 2018 and 2017, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $0.9 million (pre-tax) in 2018 and 2017.

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

•
A significant portion of our employees are unionized and our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. In addition, if we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired.

See Notes 4, 10, 11 and 19 of the Notes to the Consolidated Financial Statements.

P. 52 – THE NEW YORK TIMES COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE NEW YORK TIMES COMPANY 2018 FINANCIAL REPORT

THE NEW YORK TIMES COMPANY – P. 53

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2018, 2017 and 2016. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 55.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2018.
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 30, 2018, which is included on Page 56 in this Annual Report on Form 10-K.

P. 54 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2018, and the related notes and the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2018 Annual Report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 30, 2018 and December 31, 2017, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), The New York Times Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2017-07
As discussed in Note 2 to the consolidated financial statements, The New York Times Company changed its classification of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of operations in all fiscal years presented due to the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
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
February 26, 2019

THE NEW YORK TIMES COMPANY – P. 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The New York Times Company
Opinion on Internal Control over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of The New York Times Company as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2018, and the related notes and the financial statement schedule listed at Item 15(A)(2) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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

P. 56 – THE NEW YORK TIMES COMPANY

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 26, 2019

THE NEW YORK TIMES COMPANY – P. 57

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$241,504	$182,911
Short-term marketable securities	371,301	308,589
Accounts receivable (net of allowances of $13,249 in 2018 and $14,542 in 2017)	222,464	184,885
Prepaid expenses	25,349	22,851
Other current assets	33,328	50,463
Total current assets	893,946	749,699
Long-term marketable securities	213,558	241,411
Property, plant and equipment:
Equipment	484,931	528,111
Buildings, building equipment and improvements	712,439	674,056
Software	225,846	232,791
Land	105,710	105,710
Assets in progress	21,765	45,672
Total, at cost	1,550,691	1,586,340
Less: accumulated depreciation and amortization	(911,845)	(945,401)
Property, plant and equipment, net	638,846	640,939
Goodwill	140,282	143,549
Deferred income taxes	128,431	153,046
Miscellaneous assets	182,060	171,136
Total assets	$2,197,123	$2,099,780
See Notes to the Consolidated Financial Statements.

P. 58 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 30, 2018	December 31, 2017
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$111,553	$125,479
Accrued payroll and other related liabilities	104,543	104,614
Unexpired subscriptions revenue	84,044	75,054
Short-term debt and capital lease obligations	253,630	—
Accrued expenses and other	119,534	110,510
Total current liabilities	673,304	415,657
Other liabilities
Long-term debt and capital lease obligations	—	250,209
Pension benefits obligation	362,940	405,422
Postretirement benefits obligation	40,391	48,816
Other	77,847	82,313
Total other liabilities	481,178	786,760
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2018 – 173,158,414; 2017 – 170,276,449 (including treasury shares: 2018 – 8,870,801; 2017 – 8,870,801)	17,316	17,028
Class B – convertible – authorized and issued shares: 2018 – 803,408; 2017 – 803,763 (including treasury shares: 2018 – none; 2017 – none)	80	80
Additional paid-in capital	206,316	164,275
Retained earnings	1,506,004	1,310,136
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	4,677	6,328
Funded status of benefit plans	(520,308)	(427,819)
Unrealized loss on available-for-sale securities	(2,093)	(1,538)
Total accumulated other comprehensive loss, net of income taxes	(517,724)	(423,029)
Total New York Times Company stockholders’ equity	1,040,781	897,279
Noncontrolling interest	1,860	84
Total stockholders’ equity	1,042,641	897,363
Total liabilities and stockholders’ equity	$2,197,123	$2,099,780
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 59

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues
Subscription	$1,042,571	$1,008,431	$880,543
Advertising	558,253	558,513	580,732
Other	147,774	108,695	94,067
Total revenues	1,748,598	1,675,639	1,555,342
Operating costs
Production costs:
Wages and benefits	380,678	363,686	364,302
Raw materials	76,542	66,304	72,325
Other production costs	196,956	186,352	192,728
Total production costs	654,176	616,342	629,355
Selling, general and administrative costs	845,591	815,065	728,338
Depreciation and amortization	59,011	61,871	61,723
Total operating costs	1,558,778	1,493,278	1,419,416
Headquarters redesign and consolidation	4,504	10,090	—
Restructuring charge	—	—	16,518
Multiemployer pension and other contractual (gain)/loss	(4,851)	(4,320)	6,730
Operating profit	190,167	176,591	112,678
Other components of net periodic benefit costs	8,274	64,225	11,074
Gain/(loss) from joint ventures	10,764	18,641	(36,273)
Interest expense and other, net	16,566	19,783	34,805
Income from continuing operations before income taxes	176,091	111,224	30,526
Income tax expense	48,631	103,956	4,421
Income from continuing operations	127,460	7,268	26,105
Loss from discontinued operations, net of income taxes	—	(431)	(2,273)
Net income	127,460	6,837	23,832
Net (income)/loss attributable to the noncontrolling interest	(1,776)	(2,541)	5,236
Net income attributable to The New York Times Company common stockholders	$125,684	$4,296	$29,068
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$125,684	$4,727	$31,341
Loss from discontinued operations, net of income taxes	—	(431)	(2,273)
Net income	$125,684	$4,296	$29,068
See Notes to the Consolidated Financial Statements.

P. 60 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 30, 2018	December 31, 2017	December 25, 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Average number of common shares outstanding:
Basic	164,845	161,926	161,128
Diluted	166,939	164,263	162,817
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.76	$0.03	$0.19
Loss from discontinued operations, net of income taxes	—	—	(0.01)
Net income	$0.76	$0.03	$0.18
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.75	$0.03	$0.19
Loss from discontinued operations, net of income taxes	—	—	(0.01)
Net income	$0.75	$0.03	$0.18
Dividends declared per share	$0.16	$0.16	$0.16
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 61

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$127,460	$6,837	$23,832
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-income/(loss)	(4,368)	12,110	(3,070)
Pension and postretirement benefits obligation	3,910	89,881	51,405
Net unrealized loss on available-for-sale securities	(300)	(2,545)	—
Other comprehensive income, before tax	(758)	99,446	48,335
Income tax expense	(198)	41,545	19,096
Other comprehensive (loss)/income, net of tax	(560)	57,901	29,239
Comprehensive income	126,900	64,738	53,071
Comprehensive (income)/loss attributable to the noncontrolling interest	(1,776)	(3,655)	5,275
Comprehensive income attributable to The New York Times Company common stockholders	$125,124	$61,083	$58,346
See Notes to the Consolidated Financial Statements.

P. 62 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 27, 2015	$16,908	$146,348	$1,328,744	$(156,155)	$(509,094)	$826,751	$1,704	$828,455
Net income/(loss)	—	—	29,068	—	—	29,068	(5,236)	23,832
Dividends	—	—	(25,901)	—	—	(25,901)	—	(25,901)
Other comprehensive income/(loss)	—	—	—	—	29,278	29,278	(39)	29,239
Issuance of shares:
Stock options – 114,652 Class A shares	12	750	—	—	—	762	—	762
Restricted stock units vested – 304,171 Class A shares	30	(2,769)	—	—	—	(2,739)	—	(2,739)
Performance-based awards – 524,520 Class A shares	53	(6,941)	—	—	—	(6,888)	—	(6,888)
Share repurchases - 1,179,672 Class A shares	—	—	—	(15,056)	—	(15,056)	—	(15,056)
Stock-based compensation	—	12,622	—	—	—	12,622	—	12,622
Income tax shortfall related to share-based payments	—	(82)	—	—	—	(82)	—	(82)
Balance, December 25, 2016	17,003	149,928	1,331,911	(171,211)	(479,816)	847,815	(3,571)	844,244
Net income	—	—	4,296	—	—	4,296	2,541	6,837
Dividends	—	—	(26,071)	—	—	(26,071)	—	(26,071)
Other comprehensive income	—	—	—	—	56,787	56,787	1,114	57,901
Issuance of shares:
Stock options – 657,704 Class A shares	66	4,535	—	—	—	4,601	—	4,601
Restricted stock units vested – 283,116 Class A shares	28	(2,743)	—	—	—	(2,715)	—	(2,715)
Performance-based awards – 115,881 Class A shares	11	(1,360)	—	—	—	(1,349)	—	(1,349)
Stock-based compensation	—	13,915	—	—	—	13,915	—	13,915
Balance, December 31, 2017	17,108	164,275	1,310,136	(171,211)	(423,029)	897,279	84	897,363
Impact of adopting new accounting guidance	—	—	96,707	—	(94,135)	2,572	—	2,572
Net income	—	—	125,684	—	—	125,684	1,776	127,460
Dividends	—	—	(26,523)	—	—	(26,523)	—	(26,523)
Other comprehensive loss	—	—	—	—	(560)	(560)	—	(560)
Issuance of shares:
Stock options – 2,327,046 Class A shares	233	41,055	—	—	—	41,288	—	41,288
Restricted stock units vested – 282,723 Class A shares	28	(4,619)	—	—	—	(4,591)	—	(4,591)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	11,535	—	—	—	11,535	—	11,535
Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 63

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Cash flows from operating activities
Net income	$127,460	$6,837	$23,832
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charge	—	—	16,518
Pension settlement expense	—	102,109	21,294
Multiemployer pension plan charges	—	—	11,701
Depreciation and amortization	59,011	61,871	61,723
Stock-based compensation expense	12,959	14,809	12,430
(Gain)/loss from joint ventures	(10,764)	(18,641)	36,273
Deferred income taxes	4,047	105,174	(13,128)
Long-term retirement benefit obligations	(46,877)	(184,418)	(56,942)
Other – net	1,139	(1,352)	4,525
Changes in operating assets and liabilities:
Accounts receivable – net	(37,579)	12,470	9,825
Other current assets	18,241	(30,527)	1,599
Accounts payable, accrued payroll and other liabilities	20,490	10,012	(32,276)
Unexpired subscriptions	8,990	8,368	6,502
Net cash provided by operating activities	157,117	86,712	103,876
Cash flows from investing activities
Purchases of marketable securities	(470,493)	(466,522)	(566,846)
Maturities/disposals of marketable securities	434,012	548,461	725,365
Cash distribution from corporate-owned life insurance	—	—	38,000
Business acquisitions	—	—	(40,410)
Proceeds/(purchases) of investments	12,447	15,591	(1,955)
Capital expenditures	(77,487)	(84,753)	(30,095)
Other - net	426	1,323	409
Net cash (used) in/provided by investing activities	(101,095)	14,100	124,468
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(552)	(552)	(189,768)
Dividends paid	(26,418)	(26,004)	(25,897)
Capital shares:
Stock issuances	41,288	4,601	761
Repurchases	—	—	(15,684)
Windfall tax benefit related to stock-based payments	—	—	3,193
Share-based compensation tax withholding	(10,494)	(4,064)	(9,629)
Net cash provided by/(used) in financing activities	3,824	(26,019)	(237,024)
Net increase/(decrease) in cash, cash equivalents and restricted cash	59,846	74,793	(8,680)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(983)	593	(237)
Cash, cash equivalents and restricted cash at the beginning of the year	200,936	125,550	134,467
Cash, cash equivalents and restricted cash at the end of the year	$259,799	$200,936	$125,550
See Notes to the Consolidated Financial Statements.

P. 64 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Cash payments
Interest, net of capitalized interest	$28,133	$27,732	$39,487
Income tax (refunds)/payments – net	$(1,070)	$21,552	$44,896
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 65

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a global media organization that includes newspapers, print and digital products and related businesses. The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are subscriptions and advertising.
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
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal years 2018 and 2016 each comprised 52 weeks and fiscal year 2017 comprised 53 weeks. Our fiscal years ended as of December 30, 2018, December 31, 2017, and December 25, 2016, respectively.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Marketable Securities
We have investments in marketable debt securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are accounted for as available for sale (“AFS”).
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

P. 66 – THE NEW YORK TIMES COMPANY

Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 30, 2018, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
Our marketable securities portfolio consists of investment-grade securities diversified among security types, issuers and industries. Our cash equivalents and marketable securities are primarily managed by third-party investment managers who are required to adhere to investment policies approved by our Board of Directors designed to mitigate risk. Included within marketable securities is approximately $54 million of securities used as collateral for letters of credit issued by the Company in connection with the leasing of floors in our headquarters building.
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
Investments
Investments in which we have at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. We elected the fair value measurement alternative for our investment interests below 20% and account for these investments at cost less impairments, adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer given our equity instruments are without readily determinable fair values. Prior to 2018 and the adoption of ASU 2016-01 (see Note 6 for more information), investment interests below 20% were generally accounted for under the cost method, except if we could exercise significant influence, the investment would be accounted for under the equity method.
We evaluate whether there has been an impairment of our investments annually or in an interim period if circumstances indicate that a possible impairment may exist.
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
We evaluate whether there has been an impairment of long-lived assets, primarily property, plant and equipment, if certain circumstances indicate that a possible impairment may exist. These assets are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (ii) is greater than its fair value.
Goodwill and Intangibles
Goodwill is the excess of cost over the fair value of tangible and intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.
We identify a business as an operating segment if: (1) it engages in business activities from which it may earn revenues and incur expenses; (2) its operating results are regularly reviewed by the Chief Operating Decision Maker (who is the Company’s President and Chief Executive Officer) to make decisions about resources to be allocated to the segment and assess its performance; and (3) it has available discrete financial information. We have determined that we have one reportable segment. Therefore, all required segment information can be found in the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 67

We test goodwill for impairment at a reporting unit level. During the fourth quarter of 2018, we adopted accounting guidance that simplifies our goodwill impairment testing by eliminating the requirement to calculate the implied fair value of goodwill (formerly “Step 2”) in the event that an impairment is identified.
We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment test (formerly “Step 1”). For the 2018 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we compare the fair value of a reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model. In calculating fair value for a reporting unit, we generally weigh the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to our business and long-term projections. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of a reporting unit.
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
In addition to annual testing, management uses certain indicators to evaluate whether the carrying value of a reporting unit or intangibles may not be recoverable and an interim impairment test may be required. These indicators include: (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological, (3) significant impairments and (4) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 5.

P. 68 – THE NEW YORK TIMES COMPANY

Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $35 million and $38 million as of December 30, 2018 and December 31, 2017, respectively.
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
We have elected the practical expedient to use the month-end that is closest to our fiscal year-end for measuring the single-employer pension plan assets and obligations as well as other postretirement benefit plan assets and obligations.
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
Advertising revenues are derived from the sale of our advertising products and services, primarily on our print and digital platforms. These revenues are primarily determined by the volume, rate and mix of advertisements.
Other revenues primarily consist of revenues from licensing, affiliate referrals (revenue generated by offering direct links to merchants in exchange for a portion of the sale price), building rental revenue, commercial printing, NYT Live (our live events business) and retail commerce.
Revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer. A good or service is considered transferred when the customer obtains control, which is when the customer has the ability to direct the use of and/or obtain substantially all of the benefits of an asset.
Proceeds from subscription revenues are deferred at the time of sale and are recognized on a pro rata basis over the terms of the subscriptions. Payment is typically due upfront and the revenue is recognized ratably over the subscription period. The deferred proceeds are recorded within “Unexpired subscription revenue” in the Consolidated Balance Sheet. Single-copy revenue is recognized based on date of publication, net of provisions for related returns. Payment for single-copy sales is typically due upon complete satisfaction of our performance obligations. The Company does not have significant financing components or significant payment terms as we only offer industry standard payment terms to our customers.

THE NEW YORK TIMES COMPANY – P. 69

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
We recognize a rebate obligation as a reduction of revenues, based on the amount of estimated rebates that will be earned , related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate. We recognize an obligation for rate adjustments as a reduction of revenues, based on the amount of estimated post-billing adjustments that will be claimed. Measurement of the rate adjustment reserve is estimated based on historical experience of credits actually issued.
Payment for advertising is due upon complete satisfaction of our performance obligations. The Company has a formal credit checking policy, procedures and controls in place that evaluate collectability prior to ad publication. Our advertising contracts do not include a significant financing component.
Other revenues are recognized when the delivery occurs, services are rendered or purchases are made.
Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.
In the case of our digital archive licensing contracts, the transaction price was allocated among the performance obligations, (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations, as they are currently not sold separately.
Contract Assets
We record revenue from performance obligations when performance obligations are satisfied. For our digital archiving licensing revenue, we record revenue related to the portion of performance obligation (i) satisfied at the commencement of the contract when the customer obtains control of the archival content or (ii) when the updated content is transferred. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in “Other current assets” for short-term contract assets and “Miscellaneous assets” for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. The contract asset is reclassified to “Accounts receivable” when the customer is invoiced based on the contractual billing schedule.
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

P. 70 – THE NEW YORK TIMES COMPANY

Income Taxes
Income taxes are recognized for the following: (1) the amount of taxes payable for the current year and (2) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes in the period of enactment.
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
On December 22, 2017, federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of foreign earnings and numerous domestic and international-related provisions effective in 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we determined that the $68.7 million of additional income tax expense recorded in the fourth quarter of 2017 in connection with the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings, and deferred tax assets related to executive compensation deductions was a provisional amount and a reasonable estimate at December 31, 2017. Provisional estimates were also made with regard to the Company’s deductions under the Tax Act’s new expensing provisions and state and local income taxes related to foreign earnings subject to the one-time transition tax. The ultimate impact of the Tax Act was expected to differ from the provisional amount recognized due to, among other things, changes in estimates resulting from the receipt or calculation of final data, changes in interpretations of the Tax Act, and additional regulatory guidance that would be issued. In the fourth quarter of 2018, in accordance with SAB 118, we completed the accounting for the impact of the Tax Act and recognized a $1.9 million tax benefit related to 2017, primarily attributable to the remeasurement of certain deferred tax assets and liabilities and the repatriation of foreign earnings.
Stock-Based Compensation
We establish fair value based on market data for our stock-based awards to determine our cost and recognize the related expense over the appropriate vesting period. We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards, restricted stock units and stock appreciation rights, net of estimated forfeitures. See Note 16 for additional information related to stock-based compensation expense.
Earnings/(Loss) Per Share
As the Company has participating securities, GAAP requires to use the two-class method of computing earnings per share. The two-class method is an earnings allocation method for computing earnings/(loss) per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.

THE NEW YORK TIMES COMPANY – P. 71

Basic earnings/(loss) per share is calculated by dividing net earnings/(loss) available to common stockholders by the weighted-average common stock outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities and the effect of shares issuable under our Company’s stock-based incentive plans if such effect is dilutive.
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

P. 72 – THE NEW YORK TIMES COMPANY

Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2018-05	Income Taxes (Topic 740)	Upon issuance
The Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” to conform with SEC Staff Accounting Bulletin 118, issued in December 2017, which allowed SEC registrants to record provisional amounts for the year ended December 31, 2017, due to the complexities involved in accounting for the enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). In the fourth quarter of 2018, we completed our accounting for the impact of the Tax Act and recognized a $1.9 million tax benefit.

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
The Company elected to adopt this guidance to reclassify the stranded tax effects from AOCI to retained earnings in the first quarter of 2018. Our current accounting policy related to releasing tax effects from AOCI for pension and other postretirement benefits is a plan by plan approach. Accordingly, the Company recorded a $94.1 million cumulative effect adjustment for stranded tax effects, such as pension and other postretirement benefits, to “Retained earnings” on January 1, 2018. See Note 17 for more information.

2017-07	Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	Fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that requires the service cost component of net periodic benefit costs to be presented separately from the other components of net periodic benefit costs. Service cost will be presented with other employee compensation cost within “Operating costs.” The other components of net periodic benefit costs, such as interest cost, amortization of prior service cost and gains or losses, are required to be presented outside of operations. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. Since Accounting Standards Update (“ASU”) 2017-07 only requires change to the Consolidated Statements of Operations classification of the components of net periodic benefit cost, there are no changes to income from continuing operations or net income. As a result of the adoption of the ASU during 2018, the service cost component of net periodic benefit costs continues to be recognized in total operating costs and the other components of net periodic benefit costs have been reclassified to “Other components of net periodic benefit costs/(income)” in the Consolidated Statements of Operations below “Operating profit” on a retrospective basis. The Company reclassified $0.9 million and $4.2 million of credits from “Production costs” and “Selling and general and administrative costs,” respectively, to “Other components of net periodic benefit costs/(income)” in 2017. Additionally, in 2017, the Company recorded a gain of $32.7 million in connection with the settlement of contractual funding obligations primarily from a postretirement plan, as well as a pension settlement charges of $102.1 million in connection with the transfer of certain pension benefit obligations to insurers that were reclassified from “Postretirement benefit plan withdrawl expense” and “Pension settlement expense”, respectively, to “Other components of net periodic benefit costs”. This recast increased the full year 2017 “Operating costs” by $5.1 million while “Operating profit” increased $64.2. The Company reclassified $1.3 million and $7.2 million of credits from “Production costs” and “Selling and general and administrative costs,” respectively, to “Other components of net periodic benefit costs/(income)” during 2016. Additionally, in 2016 the Company reclassified $1.7 million of pension credits out of “Restructuring charge” and $21.3 million of pension settlement charges out of “Pension settlement expense” into “Other components of net periodic benefit costs”. This recast increased the full year 2016 “Operating costs” by $8.5 million while “Operating profit” increased $11.1 million. There was no impact to net income for 2017 or 2016. See Note 10 for the components of net periodic benefit costs/(income) for our pension and other postretirement benefits plans.

THE NEW YORK TIMES COMPANY – P. 73

Accounting Standard Update(s)	Topic	Effective Period	Summary
2016-18	Statement of Cash Flow: Restricted Cash	Fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.
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
As a result of the adoption of ASU 2016-18 in 2018, the Company included the restricted cash balance with the cash and cash equivalents balances in the Consolidated Statements of Cash Flows on a retrospective basis. The reclassification did not have a material impact to the Consolidated Statement of Cash Flows for 2017 and 2016. The Company has added a reconciliation from the Consolidated Balance Sheets to the Consolidated Statement of Cash Flows. See Note 8 for more information.

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
We adopted ASU 2016-01 in the first quarter of 2018 and elected the measurement alternative, defined as cost, less impairments, adjusted by observable price changes, given our equity instruments are without readily determinable fair values. This guidance did not impact our AFS securities because we only hold debt securities. We also early adopted ASU 2018-03 in the first quarter of 2018. The adoptions of ASU 2016-01 and ASU 2018-03 did not have a material effect on our Consolidated Financial Statements. See Note 6 for more information.

P. 74 – THE NEW YORK TIMES COMPANY

Accounting Standard Update(s)	Topic	Effective Period	Summary
2014-09 2016-08 2016-10 2016-12	Revenue from Contracts with Customers (Topic 606)	Fiscal years beginning after December 31, 2017
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
The net impact of these changes accelerated the revenue of contracts not completed as of January 1, 2018. In connection with the adoption of the standard the Company recorded a net increase to opening retained earnings of $2.6 million ($3.5 million before tax) and a contract asset of $3.5 million, with $1.3 million categorized as a current asset and $2.2 million categorized as a long term asset as of January 1, 2018. The impact to “Other revenues” as a result of applying Topic 606 was a decrease of $1.3 million for the twelve months ended December 30, 2018.
Our subscription and advertising revenues were not affected by the new guidance. See Note 3 for more information on our revenues and the application of Topic 606.

THE NEW YORK TIMES COMPANY – P. 75

Recently Issued Accounting Pronouncements

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

2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General	Fiscal years ending after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted.
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

2016-13 2018-19	Financial Instruments—Credit Losses
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

2016-02 2018-10 2018-11 2018-20	Leases	Fiscal years beginning after December 30, 2018. Early adoption is permitted.
The FASB issued authoritative guidance that provides guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance issued in 2016 was subsequently amended in the 2018 ASU updates (collectively, “Topic 842”). Topic 842 requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. It requires that reimbursable expenses from a lessee be reported gross on the Consolidated Statement of Operations.
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
The adoption of the standards will require us to add right-of-use assets and lease liabilities onto our balance sheet. Based on our lease portfolio at December 30, 2018, the right-of-use asset and lease liability would have been in the range of $35 million to $40 million on our Consolidated Balance Sheets based on the remaining lease payments. We do not expect the lessee guidance to have a material impact to our Consolidated Statement of Operations or liquidity.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

P. 76 – THE NEW YORK TIMES COMPANY

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
Other revenues primarily consist of revenues from licensing, affiliate referrals (revenue generated by offering direct links to merchants in exchange for a portion of the sale price), building rental revenue, commercial printing, NYT Live (our live events business) and retail commerce.
Subscription, advertising and other revenues were as follows:

	Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Subscription	$1,042,571	$1,008,431	$880,543
Advertising	558,253	558,513	580,732
Other (1)	147,774	108,695	94,067
Total	$1,748,598	$1,675,639	$1,555,342
(1) Other revenue includes building rental revenue, which is not under the scope of Topic 606. Building rental revenue was approximately $23 million for the year ended December 30, 2018 and approximately $17 million for the years ended December 31, 2017 and December 25, 2016.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues above, for the years ended December 30, 2018, December 31, 2017 and December 25, 2016:

	Years Ended
(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
	(52 weeks)	(53 weeks)	(52 weeks)
Digital-only subscription revenues:
News product subscription revenues(1)	$378,484	$325,956	223,459
Other product subscription revenues(2)	22,136	14,387	9,369
Total digital-only subscription revenues	$400,620	$340,343	232,828
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
Advertising revenues (print and digital) by category were as follows:

	Years Ended
	December 30, 2018			December 31, 2017			December 25, 2016
	(52 weeks)			(53 weeks)			(52 weeks)
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$269,160	$202,038	$471,198	$285,679	$198,658	$484,337	$335,652	$181,545	$517,197
Other	30,220	56,835	87,055	34,543	39,633	74,176	36,328	27,207	63,535
Total advertising	$299,380	$258,873	$558,253	$320,222	$238,291	$558,513	$371,980	$208,752	$580,732

THE NEW YORK TIMES COMPANY – P. 77

Performance Obligations
Revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer. In the case of our digital archive licensing contracts, the transaction price was allocated among the performance obligations, (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations, as they are currently not sold separately.
As of December 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $27 million. The Company will recognize this revenue as control of the performance obligation is transferred to the customer. We expect that approximately $12 million, $12 million, $2 million and $1 million will be recognized in 2019, 2020, 2021 and 2022, respectively.
Contract Assets
As of December 30, 2018, the Company had $2.5 million in contract assets recorded in the Consolidated Balance Sheet related to digital archiving licensing revenue. The contract asset is reclassified to “Accounts receivable” when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance for the year ended December 30, 2018, is primarily driven by the cumulative catch-up adjustment recorded by the Company on January 1, 2018, of $3.5 million as a result of adoption of Topic 606, offset by $1.0 million of consideration that was reclassified to “Accounts receivable” when invoiced based on the contractual billing schedules for the period ended December 30, 2018.
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

THE NEW YORK TIMES COMPANY – P. 78

4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $2.8 million and $2.5 million of net unrealized loss in AOCI as of December 30, 2018, and December 31, 2017, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 30, 2018, and December 31, 2017:

	December 30, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$140,631	$1	$(464)	$140,168
U.S. Treasury securities	107,717	—	(232)	107,485
U.S. governmental agency securities	92,628	—	(654)	91,974
Certificates of deposit	23,497	—	—	23,497
Commercial paper	8,177	—	—	8,177
Total short-term AFS securities	$372,650	$1	$(1,350)	$371,301
Long-term AFS securities
Corporate debt securities	$130,612	$44	$(1,032)	$129,624
U.S. Treasury securities	47,079	5	(347)	46,737
U.S. governmental agency securities	37,362	3	(168)	37,197
Total long-term AFS securities	$215,053	$52	$(1,547)	$213,558

	December 31, 2017
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$150,334	$—	$(227)	$150,107
U.S. Treasury securities	70,985	—	(34)	70,951
U.S. governmental agency securities	45,819	—	(179)	45,640
Certificates of deposit	9,300	—	—	9,300
Commercial paper	32,591	—	—	32,591
Total short-term AFS securities	$309,029	$—	$(440)	$308,589
Long-term AFS securities
Corporate debt securities	$92,687	$—	$(683)	92,004
U.S. Treasury securities	53,031	—	(403)	52,628
U.S. governmental agency securities	97,798	—	(1,019)	96,779
Total long-term AFS securities	$243,516	$—	$(2,105)	$241,411
THE NEW YORK TIMES COMPANY – P. 79

The following tables present the AFS securities as of December 30, 2018, and December 31, 2017 that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 30, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$76,886	$(115)	$61,459	$(349)	$138,345	$(464)
U.S. Treasury securities	70,830	(31)	28,207	(201)	99,037	(232)
U.S. governmental agency securities	11,664	(4)	80,311	(650)	91,975	(654)
Certificates of deposit	$1,599	$—	$—	$—	$1,599	$—
Total short-term AFS securities	$160,979	$(150)	$169,977	$(1,200)	$330,956	$(1,350)
Long-term AFS securities
Corporate debt securities	$81,655	$(570)	$27,265	$(462)	$108,920	$(1,032)
U.S. Treasury securities	20,479	(29)	23,762	(318)	44,241	(347)
U.S. governmental agency securities	21,579	(36)	11,868	(132)	33,447	(168)
Total long-term AFS securities	$123,713	$(635)	$62,895	$(912)	$186,608	$(1,547)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$140,111	$(199)	$9,996	$(28)	$150,107	$(227)
U.S. Treasury securities	70,951	(34)	—	—	70,951	(34)
U.S. governmental agency securities	19,770	(50)	25,870	(129)	45,640	(179)
Total short-term AFS securities	$230,832	$(283)	$35,866	$(157)	$266,698	$(440)
Long-term AFS securities
Corporate debt securities	$81,118	$(579)	$10,886	$(104)	$92,004	$(683)
U.S. Treasury securities	52,628	(403)	—	—	52,628	(403)
U.S. governmental agency securities	23,998	(125)	72,781	(894)	96,779	(1,019)
Total long-term AFS securities	$157,744	$(1,107)	$83,667	$(998)	$241,411	$(2,105)
We periodically review our AFS securities for OTTI. See Note 2 for factors we consider when assessing AFS securities for OTTI. As of December 30, 2018, and December 31, 2017, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 30, 2018 and December 31, 2017, we have recognized no OTTI loss.

P. 80 – THE NEW YORK TIMES COMPANY

Marketable debt securities
As of December 30, 2018, and December 31, 2017, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 34 months, respectively. See Note 9 for additional information regarding the fair value hierarchy of our marketable securities.
Letters of credit
We issued letters of credit totaling $48.8 million as of December 30, 2018, to secure commitments under certain sub-lease agreements associated with the rental of floors in our headquarters building. The letters of credit will expire by 2020, and are collateralized by marketable securities, with a fair value of $54.2 million, held in our investment portfolios. No amounts were outstanding on these letters of credit as of December 30, 2018. See Note 19 for additional information regarding the securities commitment.
5. Goodwill and Intangibles
In 2016, the Company acquired two digital marketing agencies, HelloSociety, LLC and Fake Love, LLC for an aggregate of $15.4 million, in separate all-cash transactions. Also in 2016, the Company acquired Submarine Leisure Club, Inc., which owned the product review and recommendation website, Wirecutter, in an all-cash transaction. We paid $25.0 million, including a payment made for a non-compete agreement, and also entered into a consulting agreement and retention agreements that will likely require payments over the three years following the acquisition.
The Company allocated the purchase prices for these acquisitions based on the final valuation of assets acquired and liabilities assumed, resulting in allocations to goodwill, intangibles, property, plant and equipment and other miscellaneous assets.

The aggregate carrying amount of intangible assets of $6.2 million related to these acquisitions has been included in “Miscellaneous Assets” in our Consolidated Balance Sheets. The estimated useful lives for these assets range from 3 to 7 years and are amortized on a straight-line basis.
The changes in the carrying amount of goodwill as of December 30, 2018, and since December 25, 2016, were as follows:

(In thousands)	Total Company
Balance as of December 25, 2016	$134,517
Measurement Period Adjustment(1)	(198)
Foreign currency translation	9,230
Balance as of December 31, 2017	143,549
Foreign currency translation	(3,267)
Balance as of December 30, 2018	$140,282
(1) Includes measurement period adjustment in connection with the Submarine Leisure Club, Inc. acquisition.

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
6. Investments
Investments in Joint Ventures
As of December 30, 2018, the value of our investments in joint ventures was zero. As of December 31, 2017, our investment in joint ventures totaled $1.7 million and consisted of a 40% equity ownership interest in Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine. In the fourth quarter of 2017, we sold our 49% equity interest in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, for $20 million Canadian dollars ($15.6 million USD).

THE NEW YORK TIMES COMPANY – P. 81

These investments are accounted for under the equity method, and are recorded in “Miscellaneous assets” in our Consolidated Balance Sheets. Our proportionate shares of the operating results of our investments are recorded in “Gain/(loss) from joint ventures” in our Consolidated Statements of Operations.
In 2018, we had a gain from joint ventures of $10.8 million. The gain was primarily due to a distribution received from the pending liquidation of Madison, offset, in part, by our share of operating expenses of the partnership.
In 2017, we had a gain from joint ventures of $18.6 million. The gain was primarily due to the sale of assets of the paper mill previously operated by Madison, partially offset by our proportionate share of the loss recognized by Madison resulting from Madison’s settlement of pension obligations, as well as the sale of our investment in Malbaie.
In 2016, we had a loss from joint ventures of $36.3 million. The loss was primarily due to the shutdown of the Madison paper mill, as described below, partially offset by increased income from our investment in Malbaie, which benefited from higher newsprint prices and the impact of a significantly weakened Canadian dollar.
Madison
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In 2016, the paper mill closed and the Company’s joint venture in Madison is currently being liquidated.
In connection with the 2016 closure of the paper mill we recognized $41.4 million in losses from joint ventures. In the fourth quarter of 2016, Madison sold certain assets at the mill site and we recognized a gain of $3.9 million related to the sale. In 2017 we recognized a gain of $20.8 million, primarily related to the sale of the remaining assets (which consisted of primarily hydro power assets), partially offset by the loss related to our proportionate share of Madison’s settlement of certain pension obligations. In 2018, we recorded a gain of $11.3 million due to a distribution received from the pending liquidation of Madison.
The following table presents summarized unaudited balance sheet information for Madison, which follows a calendar year:

(In thousands)	December 31, 2018	December 31, 2017
Current assets	$18,374	$35,764
Noncurrent assets	—	9,640
Total assets	18,374	45,404
Current liabilities	3,336	137
Noncurrent liabilities	—	4,070
Total liabilities	3,336	4,207
Total equity	$15,038	$41,197

P. 82 – THE NEW YORK TIMES COMPANY

The following table presents summarized unaudited income statement information for Madison, which follows a calendar year:

	For the Twelve Months Ended
(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Revenues	$—	$—	$40,523
Income/(Expenses):
Cost of sales(1)	—	(13,396)	(63,439)
General and administrative income/(expense) and other(2)	(1,280)	55,058	(62,759)
Total income/(expense)	(1,280)	41,662	(126,198)
Operating income/(loss)	(1,280)	41,662	(85,675)
Other income/(expense)	122	18	2
Net income/(loss)	$(1,158)	$41,680	$(85,673)
(1) Primarily represents Madison’s settlement of its pension obligations in 2017.
(2) Primarily represents gains/(losses) from the sale of assets and closure of Madison in 2017 and 2016.
During 2018, we received a $12.5 million cash distribution in connection with the pending liquidation of Madison. We received no distributions from Madison in 2017 or 2016.
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
Other than from the sale of our equity interest in 2017, we received no distributions from Malbaie in 2018, 2017 or 2016.
Other
We purchased newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. These purchases totaled approximately $11 million in 2017 and $14 million in 2016.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Realized gains and losses on non-marketable securities sold or impaired are recognized in “Interest expense and other, net.”

As of December 30, 2018, and December 31, 2017, non-marketable equity securities included in “Miscellaneous assets’’ in our Consolidated Balance Sheets had a carrying value of $13.7 million and $13.6 million, respectively. We did not have any material fair value adjustments in 2018 and 2017.

THE NEW YORK TIMES COMPANY – P. 83

7. Debt Obligations
Our indebtedness primarily consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	December 30, 2018	December 31, 2017
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	$250,000	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	3,202	6,596
Net option to repurchase ownership interest in headquarters building in 2019	246,798	243,404
Capital lease obligations	6,832	6,805
Total debt and capital lease obligations	253,630	250,209
Less current portion	253,630	—
Total long-term debt and capital lease obligations	$—	$250,209
See Note 9 for more information regarding the fair value of our debt.
The aggregate face amount of maturities of debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2019	$250,000
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total face amount of maturities	250,000
Less: Unamortized debt costs and discount	(3,202)
Carrying value of debt (excludes capital leases)	$246,798
“Interest expense and other, net,” as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Interest expense	$28,134	$27,732	$39,487
Amortization of debt costs and discount on debt	3,394	3,205	4,897
Capitalized interest	(452)	(1,257)	(559)
Interest income and other expense, net	(14,510)	(9,897)	(9,020)
Total interest expense and other, net	$16,566	$19,783	$34,805

P. 84 – THE NEW YORK TIMES COMPANY

Sale-Leaseback Financing
In March 2009, we entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our Company’s headquarters building located at 620 Eighth Avenue in New York City (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. We have an option, exercisable in the fourth quarter of 2019, to repurchase the Condo Interest for $250.0 million, and we have delivered notice of our intent to exercise this option.
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
8. Other
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in “Depreciation and amortization” in our Consolidated Statements of Operations was $15.7 million, $12.8 million and $11.5 million for the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively. The unamortized computer software costs were $29.5 million and $28.1 million as of December 30, 2018, and December 31, 2017, respectively.
Headquarters Redesign and Consolidation
In December 2016, we announced plans to redesign our headquarters building, consolidate our space within a smaller number of floors and lease the additional floors to third parties. We incurred $4.5 million and $10.1 million of total costs related to these measures for the fiscal year ended December 30, 2018, and December 31, 2017, respectively. We capitalized approximately $15 million and $62 million for the fiscal year ended December 30, 2018, and December 31, 2017, respectively. This project is substantially complete as of December 30, 2018.
Marketing Expenses
Marketing expense to promote our brand and products and grow our subscriber base (which we formerly referred to as advertising expense) was $156.3 million, $118.6 million and $89.8 million for the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively. We expense our marketing costs as incurred.
Statement of Cash Flow
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 30, 2018 and December 31, 2017 from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 30, 2018	December 31, 2017

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$241,504	$182,911
Restricted cash included within other current assets	642	375
Restricted cash included within miscellaneous assets	17,653	17,650
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$259,799	$200,936
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Tax Shortfall and/or Windfall for Stock-based Payments
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation,” which provides guidance on accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities,

THE NEW YORK TIMES COMPANY – P. 85

and classification on the statement of cash flows. This guidance became effective for the Company for fiscal years beginning after December 25, 2016.
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, we recognized excess tax windfalls in income tax expense rather than additional paid-in capital. Excess tax shortfalls and/or windfalls for stock-based payments are now included in net cash from operating activities rather than net cash from financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted.
Severance Costs
We recognized severance costs of $6.7 million for the fiscal year ended December 30, 2018. On May 31, 2017, we announced certain measures designed to streamline our editing process and allow us to make further investments in the newsroom. These measures resulted in a workforce reduction primarily affecting our newsroom. We recognized severance costs of $23.9 million in 2017, substantially all of which were related to this workforce reduction. We recognized severance costs of $18.8 million in 2016. These costs are recorded in “Selling, general and administrative costs” in our Consolidated Statements of Operations.
Additionally, during the second quarter of 2016, we announced certain measures to streamline our international print operations and support future growth efforts. These measures included a redesign of our international print newspaper and the relocation of certain editing and production operations conducted in Paris to our locations in Hong Kong and New York. During 2016, we incurred $2.9 million and $11.9 million, respectively, of total costs related to the measures, primarily related to relocation and severance charges. These costs were recorded in “Restructuring charge” in our Consolidated Statements of Operations. In connection with the adoption of ASU 2017-07, $1.7 million related to a gain from the pension curtailment previously included within “Restructuring charge” was reclassified to “Other components of net periodic benefit costs”.
We had a severance liability of $8.4 million and $18.8 million included in “Accrued expenses and other” in our Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017, respectively. We anticipate most of the payments will be made within the next twelve months.

P. 86 – THE NEW YORK TIMES COMPANY

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 30, 2018 and December 31, 2017, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 10.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2018 and December 31, 2017:

(In thousands)	December 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$140,168	$—	$140,168	$—	$150,107	$—	$150,107	$—
U.S Treasury securities	107,485	—	107,485	—	70,951	—	70,951	—
U.S. governmental agency securities	91,974	—	91,974	—	45,640	—	45,640	—
Certificates of deposit	23,497	—	23,497	—	9,300	—	9,300	—
Commercial paper	8,177	—	8,177	—	32,591	—	32,591	—
Total short-term AFS securities	$371,301	$—	$371,301	$—	$308,589	$—	$308,589	$—
Long-term AFS securities(1)
Corporate debt securities	$129,624	$—	$129,624	$—	$92,004	$—	$92,004	$—
U.S Treasury securities	46,737	—	46,737	—	52,628	—	52,628	—
U.S. governmental agency securities	37,197	—	37,197	—	96,779	—	96,779	—
Total long-term AFS securities	$213,558	$—	$213,558	$—	$241,411	$—	$241,411	$—
Liabilities:
Deferred compensation(2)(3)	$23,211	$23,211	$—	$—	$29,526	$29,526	$—	$—
(1) We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
(2) The deferred compensation liability, included in “Other liabilities—Other” in our Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), a frozen plan which enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015. Refer to Note 12 for detail.
(3) The Company invests deferred compensation in life insurance products. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $38.1 million as of December 30, 2018, and $40.3 million as of December 31, 2017. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.

THE NEW YORK TIMES COMPANY – P. 87

Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our debt was approximately $247 million as of December 30, 2018, and approximately $243 million as of December 31, 2017. The fair value of our debt was approximately $260 million and $279 million as of December 30, 2018, and December 31, 2017, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, intangible assets, property, plant and equipment and certain investments are only recorded at fair value if an impairment charge is recognized. Goodwill and intangible assets are initially recorded at fair value in purchase accounting. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. There was no impairment recognized in 2018, 2017 and 2016.
10. Pension Benefits
Single-Employer Plans
We sponsor several frozen single-employer defined benefit pension plans. The Company and The NewsGuild of New York jointly sponsor the Guild-Times Adjustable Pension Plan which continues to accrue active benefits. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). The Guild-Times Plan was previously joint trusteed between the Guild and the Company. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies (the “RAP”) were merged into The New York Times Companies Pension Plan.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 30, 2018			December 31, 2017			December 25, 2016
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$9,986	$79	$10,065	$9,720	$79	$9,799	$8,991	$143	$9,134
Interest cost	52,770	7,383	60,153	60,742	7,840	68,582	66,293	8,172	74,465
Expected return on plan assets	(82,327)	—	(82,327)	(102,900)	—	(102,900)	(111,159)	—	(111,159)
Amortization and other costs	26,802	5,114	31,916	29,051	4,318	33,369	28,274	4,184	32,458
Amortization of prior service credit	(1,945)	—	(1,945)	(1,945)	—	(1,945)	(1,945)	—	(1,945)
Effect of settlement/curtailment	—	221	221	102,109	—	102,109	21,294	(1,599)	19,695
Net periodic pension cost	$5,286	$12,797	$18,083	$96,777	$12,237	$109,014	$11,748	$10,900	$22,648
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the service cost component of net periodic pension cost continues to be recognized in “Total operating costs” while the other components have been reclassified to “Other components of net periodic benefit costs” in our Consolidated Statements of Operations below “Operating profit” on a retrospective basis.

P. 88 – THE NEW YORK TIMES COMPANY

Over the past several years the Company has taken steps to reduce the size and volatility of our pension obligations. In the first quarter of 2018, the Company signed an agreement that froze the accrual of benefits under the RAP with respect to all participants covered by a collective bargaining agreement between the Company and The Newspaper and Mail Deliverers’ Union of New York and Vicinity. This group of participants was the last group under the RAP to have their benefit accruals frozen.
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
In the fourth quarter of 2016, we recorded a pension settlement charge of $21.3 million in connection with a lump-sum payment offer made to certain former employees who participated in certain qualified pension plans. These lump-sum payments totaled $49.5 million and were made with cash from the qualified pension plans, not with Company cash. The effect of this lump-sum settlement was to reduce our pension obligations by $52.2 million. In addition, we recorded a $1.7 million curtailment related to the streamlining of the Company’s international print operations. See Note 8 for more information on the streamlining of the Company’s international print operations.
Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Net actuarial loss/(gain)	$29,965	$22,600	$(4,289)
Amortization of loss	(31,916)	(33,369)	(32,458)
Amortization of prior service credit	1,945	1,945	1,945
Effect of settlement	(421)	(102,109)	(21,294)
Total recognized in other comprehensive (income)/loss	(427)	(110,933)	(56,096)
Net periodic pension cost	18,083	109,014	22,648
Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$17,656	$(1,919)	$(33,448)
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $23 million and $2 million, respectively.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $22 million, $23 million and $15 million for 2018, 2017 and 2016, respectively.

THE NEW YORK TIMES COMPANY – P. 89

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 30, 2018			December 31, 2017
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,636,488	$245,302	$1,881,790	$1,798,652	$240,399	$2,039,051
Service cost	9,986	79	10,065	9,720	79	9,799
Interest cost	52,770	7,383	60,153	60,742	7,840	68,582
Plan participants’ contributions	3	—	3	9	—	9
Actuarial (gain)/loss	(123,670)	(10,221)	(133,891)	142,980	15,342	158,322
Curtailments	—	(200)	(200)	—	—	—
Settlements	—	—	—	(269,287)	—	(269,287)
Benefits paid	(84,179)	(19,219)	(103,398)	(106,328)	(18,510)	(124,838)
Effects of change in currency conversion	—	(58)	(58)	—	152	152
Benefit obligation at end of year	1,491,398	223,066	1,714,464	1,636,488	245,302	1,881,790
Change in plan assets
Fair value of plan assets at beginning of year	1,567,411	—	1,567,411	1,576,760	—	1,576,760
Actual return on plan assets	(81,529)	—	(81,529)	238,622	—	238,622
Employer contributions	8,445	19,219	27,664	127,635	18,510	146,145
Plan participants’ contributions	3	—	3	9	—	9
Settlements	—	—	—	(269,287)	—	(269,287)
Benefits paid	(84,179)	(19,219)	(103,398)	(106,328)	(18,510)	(124,838)
Fair value of plan assets at end of year	1,410,151	—	1,410,151	1,567,411	—	1,567,411
Net amount recognized	$(81,247)	$(223,066)	$(304,313)	$(69,077)	$(245,302)	$(314,379)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$—	$(17,034)	$(17,034)	$—	$(16,901)	$(16,901)
Noncurrent liabilities	(81,247)	(206,032)	(287,279)	(69,077)	(228,401)	(297,478)
Net amount recognized	$(81,247)	$(223,066)	$(304,313)	$(69,077)	$(245,302)	$(314,379)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$654,579	$94,123	$748,702	$641,194	$109,880	$751,074
Prior service credit	(18,786)	—	(18,786)	(20,731)	—	(20,731)
Total	$635,793	$94,123	$729,916	$620,463	$109,880	$730,343

P. 90 – THE NEW YORK TIMES COMPANY

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 30, 2018	December 31, 2017
Projected benefit obligation	$1,714,464	$1,881,790
Accumulated benefit obligation	$1,712,619	$1,874,445
Fair value of plan assets	$1,410,151	$1,567,411
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 30, 2018	December 31, 2017
Discount rate	4.43%	3.75%
Rate of increase in compensation levels	3.00%	2.95%
The rate of increase in compensation levels is applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 30, 2018	December 31, 2017	December 25, 2016
Discount rate for determining projected benefit obligation	3.75%	4.31%	4.60%
Discount rate in effect for determining service cost	3.88%	4.74%	5.78%
Discount rate in effect for determining interest cost	3.31%	3.54%	3.68%
Rate of increase in compensation levels	2.95%	2.95%	2.91%
Expected long-term rate of return on assets	5.69%	6.73%	7.01%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 30, 2018	December 31, 2017
Discount rate	4.35%	3.67%
Rate of increase in compensation levels	2.50%	2.50%
The rate of increase in compensation levels is applicable only for the foreign plan, which has not been frozen.

THE NEW YORK TIMES COMPANY – P. 91

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 30, 2018	December 31, 2017	December 25, 2016
Discount rate for determining projected benefit obligation	3.67%	4.17%	4.40%
Discount rate in effect for determining interest cost	3.14%	3.39%	3.44%
Rate of increase in compensation levels	2.50%	2.50%	2.50%
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
Investment Policy and Strategy
The primary long-term investment objective is to allocate assets in a manner that produces a total rate of return that meets or exceeds the growth of our pension liabilities. An additional investment objective is to transition the asset mix to hedge liabilities and minimize volatility in the funded status of the plans.
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

P. 92 – THE NEW YORK TIMES COMPANY

The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of each pension plan. Under our policy, for example, a funded status at 100% requires an allocation of total assets of 71.5% to 76.5% to Long Duration Assets and 23.5% to 28.5% to Return-Seeking Assets. As a plan's funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	100%	85%
High-Yield Fixed Income	0%	-	15%	0%
Alternatives	0%	-	15%	15%
Cash	0%	-	10%	0%
The asset allocations by asset category for both Long Duration and Return-Seeking Assets, as of December 30, 2018, were as follows:

Asset Category	Percentage Range			Actual
Long Duration Fixed Income	71.5%	-	76.5%	75%
Public Equity	16.5%	-	28.5%	21%
High-Yield Fixed Income	0%	-	4%	0%
Alternatives	0%	-	4%	3%
Cash	0%	-	3%	1%
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

THE NEW YORK TIMES COMPANY – P. 93

Fair Value of Plan Assets
The fair value of the assets underlying our Company-sponsored qualified pension plans and the joint-sponsored Guild-Times Adjustable Pension Plan by asset category are as follows:

	December 30, 2018
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(3)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$25,459	$—	$—	$—	$25,459
International Equities	27,805	—	—	—	27,805
Mutual Funds	18,891	—	—	—	18,891
Registered Investment Companies	36,908	—	—	—	36,908
Common/Collective Funds(1)	—	—	—	412,815	412,815
Fixed Income Securities:
Corporate Bonds	—	532,466	—	—	532,466
U.S. Treasury and Other Government Securities	—	155,229	—	—	155,229
Group Annuity Contract	—	—	—	64,559	64,559
Municipal and Provincial Bonds	—	42,170	—	—	42,170
Government Sponsored Enterprises(2)	—	14,278	—	—	14,278
Other	—	13,754	—	—	13,754
Cash and Cash Equivalents	—	—	—	19,667	19,667
Private Equity	—	—	—	12,752	12,752
Hedge Fund	—	—	—	33,398	33,398
Assets at Fair Value	109,063	757,897	—	543,191	1,410,151
Other Assets					—
Total	$109,063	$757,897	$—	$543,191	$1,410,151

(1)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.

(2)	Represents investments that are not backed by the full faith and credit of the U.S. government.

(3)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.

P. 94 – THE NEW YORK TIMES COMPANY

	Fair Value Measurement at December 31, 2017
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(3)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$65,466	$—	$—	$—	$65,466
International Equities	62,256	—	—	—	62,256
Mutual Funds	44,173	—	—	—	44,173
Registered Investment Companies	42,868	—	—	—	42,868
Common/Collective Funds(1)	—	—	—	601,896	601,896
Fixed Income Securities:
Corporate Bonds	—	416,201	—	—	416,201
U.S. Treasury and Other Government Securities	—	144,085	—	—	144,085
Group Annuity Contract	—	—	—	45,005	45,005
Municipal and Provincial Bonds	—	36,674	—	—	36,674
Government Sponsored Enterprises(2)	—	11,364	—	—	11,364
Other	—	10,883	—	—	10,883
Cash and Cash Equivalents	—	—	—	32,352	32,352
Private Equity	—	—	—	20,289	20,289
Hedge Fund	—	—	—	33,899	33,899
Assets at Fair Value	214,763	619,207	—	733,441	1,567,411
Other Assets					—
Total	$214,763	$619,207	$—	$733,441	$1,567,411

(1)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.

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

THE NEW YORK TIMES COMPANY – P. 95

Cash Flows
In 2018, we made contributions to the Guild-Times Adjustable Pension Plan of $8.4 million. We expect contributions made to satisfy minimum funding requirements to total approximately $9 million in 2019.
The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2019	$86,901	$17,368	$104,269
2020	88,041	17,107	105,148
2021	89,678	16,909	106,587
2022	91,557	16,726	108,283
2023	92,962	16,423	109,385
2024-2028(1)	480,374	77,975	558,349

(1)	While benefit payments under these plans are expected to continue beyond 2028 we have presented in this table only those benefit payments estimated over the next 10 years.
Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. In recent years, certain events, such as amendments to various collective bargaining agreements and the sale of the New England Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. In 2016, we recorded $6.7 million in charges for partial withdrawal obligations under multiemployer pension plans. There was no such charge in 2017. During the third quarter of 2018, we recorded a gain of $4.9 million from a pension liability adjustment, which was recorded in “Multiemployer pension and other contractual (gain)/loss” in our Consolidated Statements of Operations.
Our multiemployer pension plan withdrawal liability was approximately $97 million as of December 30, 2018 and approximately $108 million as of December 31, 2017. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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

P. 96 – THE NEW YORK TIMES COMPANY

Our participation in significant plans for the fiscal period ended December 30, 2018, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria. A plan is classified in endangered status if its funded percentage is less than 80% or a funding deficiency is projected within seven years. If the plan satisfies both of these triggers, it is classified in seriously endangered status. A plan not classified in any other status is classified in the green zone. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2018	2017		2018	2017	2016
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/18	Critical and Declining as of 1/01/17	Implemented	$408	$425	$486	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund(2)	13-6122251-001	Green as of 6/01/18	Green as of 6/01/17	N/A	992	995	1,040	No	3/30/2020
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Critical and Declining as of 1/01/18	Critical and Declining as of 1/01/17	Implemented	42	39	43	Yes	3/30/2021(3)
Pressmen’s Publishers’ Pension Fund(4)	13-6121627-001	Green as of 4/01/18	Green as of 4/01/17	N/A	1,129	963	1,001	No	3/30/2021
Paper-Handlers’-Publishers’ Pension Fund(5)	13-6104795-001	Critical and Declining as of 4/01/18	Critical and Declining as of 4/01/17	Implemented	99	88	100	Yes	3/30/2021
Contributions for individually significant plans					$2,670	$2,510	$2,670
Total Contributions					$2,670	$2,510	$2,670

(1)	There are two collective bargaining agreements requiring contributions to this plan: Mailers, which expires March 30, 2019, and Typographers, which expires March 30, 2020.

(2)
Elections under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010: Extended Amortization of Net Investment Losses (IRS Section 431(b)(8)(A)) and the Expanded Smoothing Period (IRS Section 431(b)(8)(B)).

(3)
We previously had two collective bargaining agreements requiring contributions to this plan. As of December 30, 2018, only one collective bargaining agreement remained for the Stereotypers. The method for calculating actuarial value of assets was changed retroactive to January 1, 2009, as elected by the Board of Trustees and as permitted by IRS Notice 2010-83. This election includes smoothing 2008 investment losses over ten years.

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

THE NEW YORK TIMES COMPANY – P. 97

The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)
CWA/ITU Negotiated Pension Plan	12/31/2017 & 12/31/2016(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2017 & 5/31/2016(1)
Pressmen’s Publisher’s Pension Fund	3/31/2018 & 3/31/2017
Paper-Handlers’-Publishers’ Pension Fund	3/31/2018 & 3/31/2017
(1) Forms 5500 for the plans’ year ended 12/31/18 and 5/31/18 were not available as of the date we filed our financial statements.
The Company received a notice and demand for payment of withdrawal liability from the Newspaper and Mail Deliverers’-Publishers’ Pension Fund in September 2013 and December 2014 associated with partial withdrawals. See Note 19 for further information.
11. Other Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we do not provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from general corporate assets.
Net Periodic Other Postretirement Benefit Cost/(Income)
The components of net periodic postretirement benefit cost/(income) were as follows:

(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Service cost	$21	$367	$417
Interest cost	1,476	1,881	1,979
Amortization and other costs	4,735	3,621	4,105
Amortization of prior service credit	(6,157)	(7,755)	(8,440)
Effect of settlement/curtailment(1)	—	(32,737)	—
Net periodic postretirement benefit cost/(income)	$75	$(34,623)	$(1,939)
(1) In the fourth quarter of 2017, the Company recorded a gain in connection with the settlement of a funding obligation related to a postretirement plan.
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the service cost component of net periodic postretirement benefit cost/(income) continues to be recognized in “Total operating costs” while the other components have been reclassified to “Other components of net periodic benefit costs” in our Consolidated Statements of Operations below “Operating profit” on a retrospective basis.

P. 98 – THE NEW YORK TIMES COMPANY

The changes in the benefit obligations recognized in other comprehensive (income)/loss were as follows:

(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Net actuarial loss/(gain)	$(4,905)	$(6,625)	$28
Amortization of loss	(4,735)	(3,621)	(4,105)
Amortization of prior service credit	6,157	7,755	8,440
Effect of curtailment	—	6,502	—
Effect of settlement	—	26,235	—
Total recognized in other comprehensive (income)/loss	(3,483)	30,246	4,363
Net periodic postretirement benefit cost/(income)	75	(34,623)	(1,939)
Total recognized in net periodic postretirement benefit cost/(income) and other comprehensive (income)/loss	$(3,408)	$(4,377)	$2,424
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the accumulated postretirement benefit obligation. Gains and losses in excess of the corridor are generally amortized over the average remaining service period to expected retirement of active participants.
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $3 million and $5 million, respectively.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $16 million in 2018, $15 million in 2017 and $15 million in 2016.

THE NEW YORK TIMES COMPANY – P. 99

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/loss were as follows:

(In thousands)	December 30, 2018	December 31, 2017
Change in benefit obligation
Benefit obligation at beginning of year	$54,642	$65,042
Service cost	21	367
Interest cost	1,476	1,881
Plan participants’ contributions	3,974	4,007
Actuarial (gain)/loss	(4,905)	3,703
Curtailments/settlements	—	(10,328)
Benefits paid	(9,171)	(10,030)
Benefit obligation at the end of year	46,037	54,642
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	5,197	6,023
Plan participants’ contributions	3,974	4,007
Benefits paid	(9,171)	(10,030)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(46,037)	$(54,642)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(5,645)	$(5,826)
Noncurrent liabilities	(40,392)	(48,816)
Net amount recognized	$(46,037)	$(54,642)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$28,871	$38,512
Prior service credit	(12,456)	(18,613)
Total	$16,415	$19,899
 Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 30, 2018	December 31, 2017
Discount rate	4.18%	3.46%
Estimated increase in compensation level	3.50%	3.50%

P. 100 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 30, 2018	December 31, 2017	December 25, 2016
Discount rate for determining projected benefit obligation	3.46%	3.93%	4.05%
Discount rate in effect for determining service cost	3.56%	4.08%	4.24%
Discount rate in effect for determining interest cost	3.01%	3.21%	2.96%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 30, 2018	December 31, 2017
Health-care cost trend rate	6.90%	7.60%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2018	$40	$(36)
Effect on accumulated postretirement benefit obligation as of December 30, 2018	$1,139	$(1,021)
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2019	$5,802
2020	5,394
2021	4,962
2022	4,545
2023	4,196
2024-2028(1)	16,662

(1)	While benefit payments under these plans are expected to continue beyond 2028, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits was $9.7 million as of December 30, 2018, and $11.3 million as of December 31, 2017.

THE NEW YORK TIMES COMPANY – P. 101

12. Other Liabilities
The components of the “Other Liabilities — Other” balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2018	December 31, 2017
Deferred compensation	$23,211	$29,526
Other liabilities	54,636	52,787
Total	$77,847	$82,313
Deferred compensation consists primarily of deferrals under our DEC. Refer to Note 9 for detail.
We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $38.1 million as of December 30, 2018, and $40.3 million as of December 31, 2017.
Other liabilities in the preceding table primarily included our post employment liabilities, our contingent tax liability for uncertain tax positions and self-insurance liabilities as of December 30, 2018, and December 31, 2017.
13. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 30, 2018		December 31, 2017		December 25, 2016
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$36,979	21.0	$38,928	35.0	$10,685	35.0
State and local taxes, net	12,335	7.0	4,800	4.3	3,095	10.1
Effect of enacted changes in tax laws	(1,872)	(1.0)	68,747	61.8	—	—
Increase/(decrease) in uncertain tax positions	2,288	1.3	(2,277)	(2.0)	(4,534)	(14.9)
Loss/(gain) on Company-owned life insurance	449	0.2	(1,916)	(1.7)	(736)	(2.4)
Nondeductible expense	2,399	1.3	1,021	0.9	1,115	3.7
Domestic manufacturing deduction	—	—	—	—	(1,820)	(6.0)
Foreign Earnings and Dividends	—	—	458	0.4	(2,418)	(7.9)
Other, net	(3,947)	(2.2)	(5,805)	(5.2)	(966)	(3.2)
Income tax expense	$48,631	27.6	$103,956	93.5	$4,421	14.4

P. 102 – THE NEW YORK TIMES COMPANY

The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Current tax expense/(benefit)
Federal	$31,719	$(252)	$22,864
Foreign	705	458	312
State and local	10,172	350	(3,295)
Total current tax expense	42,596	556	19,881
Deferred tax expense
Federal	913	105,905	(16,625)
State and local	5,122	(2,505)	1,165
Total deferred tax expense/(benefit)	6,035	103,400	(15,460)
Income tax expense/(benefit)	$48,631	$103,956	$4,421
State tax operating loss carryforwards totaled $2.0 million as of December 30, 2018 and $4.7 million as of December 31, 2017. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives up to 19 years.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of foreign earnings and numerous domestic and international-related provisions effective in 2018.
On December 22, 2017, SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we determined that the $68.7 million of additional income tax expense recorded in the fourth quarter of 2017 in connection with the remeasurement of certain deferred tax assets and liabilities, the one-time transition tax on the mandatory deemed repatriation of foreign earnings, and deferred tax assets related to executive compensation deductions was a provisional amount and a reasonable estimate at December 31, 2017. Provisional estimates were also made with regard to the Company’s deductions under the Tax Act’s new expensing provisions and state and local income taxes related to foreign earnings subject to the one-time transition tax. The ultimate impact of the Tax Act was expected to differ from the provisional amount recognized due to, among other things, changes in estimates resulting from the receipt or calculation of final data, changes in interpretations of the Tax Act, and additional regulatory guidance that would be issued. In the fourth quarter of 2018, in accordance with SAB 118, we completed the accounting for the impact of the Tax Act and recognized a $1.9 million tax benefit related to 2017, primarily attributable to the remeasurement of certain deferred tax assets and liabilities and the repatriation of foreign earnings.

THE NEW YORK TIMES COMPANY – P. 103

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2018	December 31, 2017
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$128,926	$140,657
Accruals for other employee benefits, compensation, insurance and other	22,722	16,883
Net operating losses	1,598	6,228
Other	23,400	31,686
Gross deferred tax assets	$176,646	$195,454
Deferred tax liabilities
Property, plant and equipment	$38,268	$31,043
Intangible assets	7,225	7,300
Other	2,722	4,065
Gross deferred tax liabilities	48,215	42,408
Net deferred tax asset	$128,431	$153,046
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
We had an income tax receivable of $3.7 million as of December 30, 2018, compared with an income tax receivable of $25.4 million as of December 31, 2017.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $4.8 million, $13.7 million and $8.6 million in 2018, 2017 and 2016, respectively.
As of December 30, 2018 and December 31, 2017, “Accumulated other comprehensive loss, net of income taxes” in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $194 million and $196 million, respectively.
A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 30, 2018	December 31, 2017	December 25, 2016
Balance at beginning of year	$17,086	$10,028	$13,941
Gross additions to tax positions taken during the current year	680	9,009	997
Gross additions to tax positions taken during the prior year	3,019	103	—
Gross reductions to tax positions taken during the prior year	(8,607)	(372)	(3,042)
Reductions from lapse of applicable statutes of limitations	(549)	(1,682)	(1,868)
Balance at end of year	$11,629	$17,086	$10,028
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $10 million and $7 million as of December 30, 2018, and December 31, 2017, respectively.

P. 104 – THE NEW YORK TIMES COMPANY

In 2018 , we recorded $2.3 million of income tax expense due to an increase in the Company’s reserve for uncertain tax positions. In 2017, we recorded a $2.3 million income tax benefit due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $3 million and $2 million as of December 30, 2018, and December 31, 2017, respectively. The total amount of accrued interest and penalties was a net charge of $0.7 million in 2018, a net benefit of $0.1 million in 2017 and a net benefit of $0.9 million in 2016.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2010. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $3.0 million that would, if recognized, impact the effective tax rate.
14. Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group — consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related properties — and our 49% equity interest in Metro Boston, for approximately $70.0 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74.0 million. In the fourth quarter of 2016, the Company reached a settlement with respect to litigation involving NEMG T&G, Inc., a subsidiary of the Company that was a part of New England Media Group. As a result of the settlement, the Company recorded charges of $0.7 million ($0.4 million after tax) and $3.7 million ($2.3 million after tax) for the fiscal years ended December 31, 2017 and December 25, 2016, respectively. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.
15. Earnings/(Loss) Per Share
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
Earnings/(loss) per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have the most significant impact on diluted shares. The decrease in our basic shares is primarily due to repurchases of the Company’s Class A Common Stock. The difference between basic and diluted shares of approximately 2.1 million, 2.3 million and 1.7 million as of December 30, 2018, December 31, 2017 and December 25, 2016, respectively, resulted primarily from the dilutive effect of certain stock options and performance awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options excluded from the computation of diluted earnings per share in 2018. The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 2 million in 2017 and 4 million in 2016.
There were no anti-dilutive stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share for the year ended 2018, 2017 and 2016.

THE NEW YORK TIMES COMPANY – P. 105

16. Stock-Based Awards
As of December 30, 2018, the Company was authorized to grant stock-based compensation under its 2010 Incentive Compensation Plan (the “2010 Incentive Plan”), which became effective April 27, 2010, and was amended and restated effective April 30, 2014. The 2010 Incentive Plan replaced the 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
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
We have outstanding stock-settled long-term performance awards, restricted stock units and stock options (together, “Stock-Based Awards”). We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards, restricted stock units and stock appreciation rights. Stock-based compensation expense was $13.0 million in 2018, $14.8 million in 2017 and $12.4 million in 2016.
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
Each non-employee director of the Company receives an annual grant of restricted stock units under the 2010 Incentive Plan. Restricted stock units are awarded on the date of the annual meeting of stockholders and vest on the date of the subsequent year’s annual meeting, with the shares to be delivered upon a director’s cessation of membership on the Board of Directors. Each non-employee director is credited with additional restricted stock units with a value equal to the amount of all dividends paid on the Company’s Class A Common Stock. The Company’s directors are considered employees for purposes of stock-based compensation.
Stock Options
The 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of both incentive and non-qualified stock options at an exercise price equal to the fair market value (as defined in each plan, respectively) of our Class A Common Stock on the date of grant. Stock options were generally granted with a 3-year vesting period and a 10-year term and vest in equal annual installments. Due to a change in the Company’s long-term incentive compensation, no grants of stock options have been made since 2012.
The 2004 Directors’ Plan provided for grants of stock options to non-employee directors at an exercise price equal to the fair market value (as defined in the 2004 Directors’ Plan) of our Class A Common Stock on the date of grant. Prior to 2012, stock options were granted with a 1-year vesting period and a 10-year term. No grants of stock options have been made since 2012. The Company’s directors are considered employees for purposes of stock-based compensation.

P. 106 – THE NEW YORK TIMES COMPANY

Changes in our Company’s stock options in 2018 were as follows:

	December 30, 2018
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	3,774	$15	2	$17,597
Exercised	(2,327)	18
Forfeited/Expired	(59)	20
Options outstanding at end of period (1)	1,388	$9	2	$18,052
Options exercisable at end of period	1,388	$9	2	$18,052
(1) All outstanding options are vested as of December 30, 2018.
The total intrinsic value for stock options exercised was $12.3 million in 2018, $7.0 million in 2017 and $0.7 million in 2016.
Restricted Stock Units
The 2010 Incentive Plan provides for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to 5 years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2018 were as follows:

	December 30, 2018
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	886	$15
Granted	319	25
Vested	(510)	14
Forfeited	(72)	18
Unvested stock-settled restricted stock units at end of period	623	$20
Unvested stock-settled restricted stock units expected to vest at end of period	587	$20
The intrinsic value of stock-settled restricted stock units vested was $12.4 million in 2018, $7.9 million in 2017 and $7.3 million in 2016.
Long-Term Incentive Compensation
The 2010 Incentive Plan provides for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period.
Cash-settled awards have been granted with three-year performance periods and are based on the achievement of specified financial performance measures. Cash-settled awards have been classified as a liability in our Consolidated Balance Sheets. There were payments of approximately $3 million in 2018, $3 million in 2017 and $4 million in 2016.
Stock-settled awards have been granted with three-year performance periods and are based on relative Total Shareholder Return (“TSR”), which is calculated at stock appreciation plus deemed reinvested dividends, and another performance measure. Stock-settled awards are payable in Class A Common Stock and are classified within equity.

THE NEW YORK TIMES COMPANY – P. 107

The fair value of TSR awards is determined at the date of grant using a Monte Carlo simulation model. The fair value of awards under the other performance measure is determined by the average market price on the grant date.
Unrecognized Compensation Expense
As of December 30, 2018, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $13 million and is expected to be recognized over a weighted-average period of 1.45 years.
Reserved Shares
We generally issue shares for the exercise of stock options and vesting of stock-settled restricted stock units from unissued reserved shares.
Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 30, 2018	December 31, 2017
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	2,165	4,772
Stock-settled performance awards(1)	2,009	2,559
Outstanding	4,174	7,331
Available	7,404	7,188
Employee Stock Purchase Plan(2)
Available	6,410	6,410
401(k) Company stock match(3)
Available	3,045	3,045
Total Outstanding	4,174	7,331
Total Available	16,859	16,643

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

P. 108 – THE NEW YORK TIMES COMPANY

17. Stockholders’ Equity
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
There were 803,408 shares as of December 30, 2018, and 803,763 as of December 31, 2017, of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
In early 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A common stock. As of December 30, 2018, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 30, 2018.
The following table summarizes the changes in AOCI by component as of December 30, 2018:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net unrealized loss on available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$6,328	$(427,819)	$(1,538)	$(423,029)
Other comprehensive (loss) before reclassifications, before tax(1)	(4,368)	(25,060)	(300)	(29,728)
Amounts reclassified from accumulated other comprehensive loss, before tax(1)	—	28,970	—	28,970
Income tax (benefit)/expense(1)	(1,141)	1,021	(78)	(198)
Net current-period other comprehensive (loss)/income, net of tax	(3,227)	2,889	(222)	(560)
AOCI reclassification to retained earnings(2)	1,576	(95,378)	(333)	(94,135)
Balance as of December 30, 2018	$4,677	$(520,308)	$(2,093)	$(517,724)

(1)	All amounts are shown net of noncontrolling interest.

(2)	As a result of adopting ASU 2018-02 in the first quarter of 2018, stranded tax effects of $94.1 million were reclassified from AOCI to “Retained earnings.” See Note 2 for more information.

THE NEW YORK TIMES COMPANY – P. 109

The following table summarizes the reclassifications from AOCI for the period ended December 30, 2018:

(In thousands)	Amounts reclassified from accumulated other comprehensive loss	Affect line item in the statement where net income is presented
Detail about accumulated other comprehensive loss components
Funded status of benefit plans:
Amortization of prior service credit(1)	$(8,102)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	36,651	Other components of net periodic benefit costs
Pension settlement charge	421	Other components of net periodic benefit costs
Total reclassification, before tax(2)	28,970
Income tax expense	7,661	Income tax expense
Total reclassification, net of tax	$21,309

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Notes 10 and 11 for additional information.

(2)	There were no reclassifications relating to noncontrolling interest for the year ended December 30, 2018.
18. Segment Information
The Company identifies a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (who is the Company’s President and Chief Executive Officer) to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The Company has determined that it has one reportable segment. Therefore, all required segment information can be found in the Consolidated Financial Statements.
19. Commitments and Contingent Liabilities
Operating Leases
Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.
Rental expense was approximately $14 million in 2018, $19 million in 2017, and $16 million in 2016. The decrease in rental expense in 2018 is a result of fewer costs incurred due to the wind down of the headquarters redesign and consolidation. The increase in rental expense in 2017 is related to additional costs incurred due to the headquarter redesign and consolidation. The approximate minimum rental commitments as of December 30, 2018 were as follows:

(In thousands)	Amount
2019	$7,650
2020	6,829
2021	6,106
2022	5,869
2023	5,428
Later years	18,110
Total minimum lease payments	$49,992

P. 110 – THE NEW YORK TIMES COMPANY

Capital Leases
Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 30, 2018, were as follows:

(In thousands)	Amount
2019	$7,245
2020	—
2021	—
2022	—
2023	—
Later years	—
Total minimum lease payments	7,245
Less: imputed interest	(413)
Present value of net minimum lease payments including current maturities	$6,832
Restricted Cash
We were required to maintain $18.3 million of restricted cash as of December 30, 2018, and $18.0 million as of December 31, 2017, the majority of which is set aside to collateralize workers’ compensation obligations.
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
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. In July 2017, the arbitrator issued a final award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred, and concluded that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. Both the Company and NMDU Fund challenged the arbitrator’s final award and opinion in federal district court. In March 2018, the court determined that a partial withdrawal had occurred, but supported the Company’s position that the NMDU Fund’s calculation of the withdrawal liability was improper. The Company has appealed the court’s decision with respect to the determination that a partial withdrawal had occurred, and the NMDU Fund has appealed the court’s decision with respect to the calculation of the withdrawal liability.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU Fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of December 30, 2018, we have paid $18.9 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid approximately $5 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling. The Company recognized $0.3 million and $0.4 million of expense for the fiscal year ended December 30, 2018, and December 31, 2017, respectively. The Company recognized $10.7 million of expense (inclusive of a special item of $6.7 million) for the fiscal year ended December 25, 2016. The Company had a liability of $3.2 million as of December 30, 2018, related

THE NEW YORK TIMES COMPANY – P. 111

to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $11 million.
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
Letter of Credit Commitments
We have issued letters of credit totaling $48.8 million and $56.0 million as of December 30, 2018, and December 31, 2017, respectively, in connection with the leasing of floors in our headquarters building. The letters of credit will expire by 2020. Approximately $54 million and $63 million of marketable securities were reserved as collateral for the letters of credit, as of December 30, 2018, and December 31, 2017, respectively.
20. Subsequent Event
Quarterly Dividend
In February 2019, our Board of Directors approved a dividend of $0.05 per share on our Class A and Class B common stock. The dividend is payable on April 18, 2019, to all stockholders of record as of the close of business on April 3, 2019. Our Board of Directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition and other relevant factors.

P. 112 – THE NEW YORK TIMES COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 30, 2018, December 31, 2017, and December 25, 2016:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 30, 2018	$14,542	$11,830	$13,123	$13,249
Year ended December 31, 2017	$16,815	$11,747	$14,020	$14,542
Year ended December 25, 2016	$13,485	$17,154	$13,824	$16,815
Valuation allowance for deferred tax assets:
Year ended December 30, 2018	$—	$—	$—	$—
Year ended December 31, 2017	$—	$—	$—	$—
Year ended December 25, 2016	$36,204	$—	$36,204	$—

(1)	Includes write-offs, net of recoveries.

THE NEW YORK TIMES COMPANY – P. 113

QUARTERLY INFORMATION (UNAUDITED)
Quarterly financial information for each quarter in the years ended December 30, 2018, and December 31, 2017 is included in the following tables. See Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding discontinued operations.
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

	2018 Quarters
(In thousands, except per share data)	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$413,948	$414,560	$417,346	$502,744	$1,748,598
Operating costs	378,005	373,306	380,754	426,713	1,558,778
Headquarters redesign and consolidation(1)	1,888	1,252	—	1,364	4,504
Multiemployer pension and other contractual gain(2)	—	—	(4,851)	—	(4,851)
Operating profit	34,055	40,002	41,443	74,667	190,167
Other components of net periodic benefit costs	2,028	1,863	2,335	2,048	8,274
Gain/(loss) from joint ventures	15	(8)	(16)	10,773	10,764
Interest expense and other, net	4,877	4,536	4,026	3,127	16,566
Income from continuing operations before income taxes	27,165	33,595	35,066	80,265	176,091
Income tax expense	5,251	9,999	10,092	23,289	48,631
Net income	21,914	23,596	24,974	56,976	127,460
Net (income)/loss attributable to the noncontrolling interest	(2)	1	2	(1,777)	(1,776)
Net income attributable to The New York Times Company common stockholders	$21,912	$23,597	$24,976	$55,199	$125,684
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$21,912	$23,597	$24,976	$55,199	$125,684
Net income	$21,912	$23,597	$24,976	$55,199	$125,684
Average number of common shares outstanding:
Basic	164,094	165,027	165,064	165,154	164,845
Diluted	166,237	166,899	166,966	167,249	166,939
Basic earnings per share attributable to The New York Times Company common stockholders:
Net income	$0.13	$0.14	$0.15	$0.33	$0.76
Diluted earnings per share attributable to The New York Times Company common stockholders:
Net income	$0.13	$0.14	$0.15	$0.33	$0.75
Dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.16

(1)	We recognized expenses related to the redesign and consolidation of space in our headquarters building.

(2)	In the third quarter of 2018, the Company recorded a $4.9 million gain from a multiemployer pension plan liability adjustment.

P. 114 – THE NEW YORK TIMES COMPANY

	2017 Quarters
(In thousands, except per share data)	March 26, 2017	June 25, 2017	September 24, 2017	December 31, 2017	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Revenues	$398,804	$407,074	$385,635	$484,126	$1,675,639
Operating costs(1)	368,587	378,613	351,273	394,805	1,493,278
Headquarters redesign and consolidation(2)	2,402	1,985	2,542	3,161	10,090
Multiemployer pension and other contractual gains(3)	—	—	—	(4,320)	(4,320)
Operating profit(1)	27,815	26,476	31,820	90,480	176,591
Other components of net periodic benefit (income)/costs(1)	(1,194)	(1,193)	(1,193)	67,805	64,225
Gain/(loss) from joint ventures	173	(266)	31,557	(12,823)	18,641
Interest expense and other, net	5,325	5,133	4,660	4,665	19,783
Income from continuing operations before income taxes	23,857	22,270	59,910	5,187	111,224
Income tax expense(4)	10,742	6,711	23,420	63,083	103,956
Income/(loss) from continuing operations	13,115	15,559	36,490	(57,896)	7,268
(Loss)/income from discontinued operations, net of income taxes	—	—	(488)	57	(431)
Net income/(loss)	13,115	15,559	36,002	(57,839)	6,837
Net income attributable to the noncontrolling interest	66	40	(3,673)	1,026	(2,541)
Net income/(loss) attributable to The New York Times Company common stockholders	$13,181	$15,599	$32,329	$(56,813)	$4,296
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$13,181	$15,599	$32,817	$(56,870)	$4,727
(Loss)/income from discontinued operations, net of income taxes	—	—	(488)	57	(431)
Net income/(loss)	$13,181	$15,599	$32,329	$(56,813)	$4,296
Average number of common shares outstanding:
Basic	161,402	161,787	162,173	162,311	161,926
Diluted	162,592	163,808	164,405	162,311	164,263
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.08	$0.10	$0.20	$(0.35)	$0.03
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—
Net income/(loss)	$0.08	$0.10	$0.20	$(0.35)	$0.03
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.08	$0.09	$0.20	$(0.35)	$0.03
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—
Net income/(loss)	$0.08	$0.09	$0.20	$(0.35)	$0.03
Dividends declared per share	$0.04	$—	$0.08	$0.04	$0.16

(1)
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the service cost component of net periodic benefit costs/(income) from our pension and other postretirement benefits plans will continue to be presented within operating costs, while the other components of net periodic benefits costs/(income) such as interest cost, amortization of prior service credit and gains or losses from our pension and other postretirement benefits plans will be separately presented outside of “Operating costs” in the new line item “Other components of net periodic benefits costs/(income)”. The Company has recast the Consolidated Statement of Operations for the first, second, third and fourth quarter of 2017 to conform with the current period presentation.

(2)	We recognized expenses related to the redesign and consolidation of space in our headquarters building.

(3)	In the fourth quarter of 2017, the Company recorded a gain of $4.3 million in connection with the settlement of contractual funding obligation.

(4)	We recorded a $68.7 million charge in the fourth quarter of 2017 primarily attributable to the remeasurement of our net deferred tax assets required as a result of tax legislation.

THE NEW YORK TIMES COMPANY – P. 115

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 30, 2018. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

P. 116 – THE NEW YORK TIMES COMPANY

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 — Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independence of Directors,” but only up to and including the section titled “Board Committees and Audit Committee Financial Experts,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2019 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2019 Annual Meeting of Stockholders.

THE NEW YORK TIMES COMPANY – P. 117

Equity Compensation Plan Information
The following table presents information regarding our existing equity compensation plans as of December 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock-based awards	4,174,009	(1)	$9.40	(2)	7,404,447	(3)
Employee Stock Purchase Plan	—		—		6,409,741	(4)
Total	4,174,009		—		13,814,188
Equity compensation plans not approved by security holders	None		None		None

(1)
Includes (i) 1,388,288 shares of Class A stock to be issued upon the exercise of outstanding stock options granted under the 1991 Incentive Plan, the 2010 Incentive Plan, and the 2004 Non-Employee Directors’ Stock Incentive Plan, at a weighted-average exercise price of $9.40 per share, and with a weighted-average remaining term of 2 years; (ii) 623,051 shares of Class A stock issuable upon the vesting of outstanding stock-settled restricted stock units granted under the 2010 Incentive Plan; (iii) 153,503 shares of Class A stock related to vested stock-settled restricted stock units granted under the 2010 Incentive Plan issuable to non-employee directors upon retirement from the Board; and (iv) 2,009,167, shares of Class A stock that would be issuable at maximum performance pursuant to outstanding stock-settled performance awards under the 2010 Incentive Plan. Under the terms of the performance awards, shares of Class A stock are to be issued at the end of three-year performance cycles based on the Company’s achievement against specified performance targets. The shares included in the table represent the maximum number of shares that would be issued under the outstanding performance awards; assuming target performance, the number of shares that would be issued under the outstanding performance awards is 1,004,584.

(2)	Excludes shares of Class A stock issuable upon vesting of stock-settled restricted stock units and shares issuable pursuant to stock-settled performance awards.

(3)
Includes shares of Class A stock available for future stock options to be granted under the 2010 Incentive Plan. As of December 30, 2018, the 2010 Incentive Plan had 7,404,447 shares of Class A stock remaining available for issuance upon the grant, exercise or other settlement of stock-based awards. Stock options granted under the 2010 Incentive Plan must provide for an exercise price of 100% of the fair market value (as defined in the 2010 Incentive Plan) on the date of grant. The 2004 Non-Employee Directors’ Stock Incentive Plan terminated on April 30, 2014.

(4)	Includes shares of Class A stock available for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). We have not had an offering under the ESPP since 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 3 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2019 Annual Meeting of Stockholders.

P. 118 – THE NEW YORK TIMES COMPANY

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

Page
Consolidated Schedule for the Three Years Ended December 30, 2018
II – Valuation and Qualifying Accounts	113
Separate financial statements of associated companies accounted for by the equity method are omitted in accordance with permission granted by the Securities and Exchange Commission pursuant to Rule 3-13 of Regulation S-X.
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

THE NEW YORK TIMES COMPANY – P. 119

INDEX TO EXHIBITS
Exhibit numbers 10.18 through 10.26 are management contracts or compensatory plans or arrangements.

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

(10.16)*
Letter Agreement, dated as of October 18, 2017, between the Company and Massachusetts Mutual Life Insurance Company (filed as an Exhibit to the Company’s Form 10-K dated February 27, 2018, and incorporated by reference herein).

(10.17)*
Letter Agreement, dated as of October 18, 2017, between the Company and Massachusetts Mutual Life Insurance Company (filed as an Exhibit to the Company’s Form 10-K dated February 27, 2018, and incorporated by reference herein).

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
* Portions of this exhibit (indicated by asterisks) have been omitted and are subject to a confidential treatment order granted by the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY
None.

THE NEW YORK TIMES COMPANY – P. 121

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2019

THE NEW YORK TIMES COMPANY (Registrant)

BY:	/s/ Roland A. Caputo
Roland A. Caputo
Executive Vice President and Chief Financial Officer
We, the undersigned directors and officers of The New York Times Company, hereby severally constitute Diane Brayton and Roland A. Caputo, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Thompson	Chief Executive Officer, President and Director (principal executive officer)	February 26, 2019
/s/ Roland A. Caputo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2019
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Corporate Controller (principal accounting officer)	February 26, 2019
/s/ A.G. Sulzberger	Publisher and Director	February 26, 2019
/s/ Arthur Sulzberger, Jr.	Chairman of the Board	February 26, 2019
/s/ Amanpal S. Bhutani	Director	February 26, 2019
/s/ Robert E. Denham	Director	February 26, 2019
/s/ Rachel Glaser	Director	February 26, 2019
/s/ Hays N. Golden	Director	February 26, 2019
/s/ Steven B. Green	Director	February 26, 2019
/s/ Joichi Ito	Director	February 26, 2019
/s/ James A. Kohlberg	Director	February 26, 2019
/s/ Brian P. McAndrews	Director	February 26, 2019
/s/ John W. Rogers, Jr.	Director	February 26, 2019
/s/ Doreen Toben	Director	February 26, 2019
/s/ Rebecca Van Dyck	Director	February 26, 2019

THE NEW YORK TIMES COMPANY – P. 122