Form 10-Q
period 2019-03-31
NEW YORK TIMES CO
filed 2019-05-08
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 EIGHTH AVENUE, NEW YORK, NEW YORK (Address of principal executive offices)
10018 (Zip Code)
Registrant’s telephone number, including area code 212-556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	NYT	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of May 3, 2019 (exclusive of treasury shares):

Class A Common Stock	165,197,690	shares
Class B Common Stock	803,408	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 30, 2018	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 31, 2019 and April 1, 2018	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 31, 2019 and April 1, 2018	4
		Condensed Consolidated Statements of Changes In Stockholder’s Equity (unaudited) as of March 31, 2019 and April 1, 2018	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 31, 2019 and April 1, 2018	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item	3	Quantitative and Qualitative Disclosures about Market Risk	30
Item	4	Controls and Procedures	31

PART II		Other Information	32
Item	1	Legal Proceedings	32
Item	1A	Risk Factors	32
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item	6	Exhibits	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019	December 30, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$235,674	$241,504
Short-term marketable securities	388,077	371,301
Accounts receivable (net of allowances of $13,334 in 2019 and $13,249 in 2018)	180,055	222,464
Prepaid expenses	24,225	25,349
Other current assets	56,090	33,328
Total current assets	884,121	893,946
Other assets
Long-term marketable securities	185,083	213,558
Property, plant and equipment (less accumulated depreciation and amortization of $926,280 in 2019 and $911,845 in 2018)	635,444	638,846
Goodwill	138,949	140,282
Deferred income taxes	127,101	128,431
Miscellaneous assets	223,865	182,060
Total assets	$2,194,563	$2,197,123
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 31, 2019	December 30, 2018
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$106,237	$111,553
Accrued payroll and other related liabilities	68,107	104,543
Unexpired subscriptions revenue	92,739	84,044
Short-term debt and finance lease obligations	254,530	253,630
Accrued expenses and other	114,698	119,534
Total current liabilities	636,311	673,304
Other liabilities
Pension benefits obligation	353,139	362,940
Postretirement benefits obligation	39,530	40,391
Other	105,769	77,847
Total other liabilities	498,438	481,178
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2019 – 174,017,535; 2018 – 173,158,414 (including treasury shares: 2019 – 8,870,801; 2018 – 8,870,801)	17,402	17,316
Class B – convertible – authorized and issued shares: 2019 – 803,408; 2018 – 803,408	80	80
Additional paid-in capital	197,626	206,316
Retained earnings	1,527,859	1,506,004
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	3,459	4,677
Funded status of benefit plans	(516,700)	(520,308)
Net unrealized loss on available-for-sale securities	(561)	(2,093)
Total accumulated other comprehensive loss, net of income taxes	(513,802)	(517,724)
Total New York Times Company stockholders’ equity	1,057,954	1,040,781
Noncontrolling interest	1,860	1,860
Total stockholders’ equity	1,059,814	1,042,641
Total liabilities and stockholders’ equity	$2,194,563	$2,197,123
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 31, 2019	April 1, 2018
	(13 weeks)
Revenues
Subscription	$270,810	$260,593
Advertising	125,088	125,647
Other	43,164	27,708
Total revenues	439,062	413,948
Operating costs
Production costs:
Wages and benefits	102,908	91,993
Raw materials	19,838	16,692
Other production costs	45,337	45,656
Total production costs	168,083	154,341
Selling, general and administrative costs	221,463	208,623
Depreciation and amortization	14,918	15,041
Total operating costs	404,464	378,005
Headquarters redesign and consolidation	—	1,888
Operating profit	34,598	34,055
Other components of net periodic benefit costs	1,835	2,028
Gain from joint ventures	—	15
Interest expense and other, net	1,303	4,877
Income from continuing operations before income taxes	31,460	27,165
Income tax expense	1,304	5,251
Net income	30,156	21,914
Net income attributable to the noncontrolling interest	—	(2)
Net income attributable to The New York Times Company common stockholders	$30,156	$21,912
Average number of common shares outstanding:
Basic	165,674	164,094
Diluted	167,129	166,237
Basic earnings per share attributable to The New York Times Company common stockholders	$0.18	$0.13
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.18	$0.13
Dividends declared per share	$0.05	$0.04
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2019	April 1, 2018
	(13 weeks)
Net income	$30,156	$21,914
Other comprehensive income, before tax:
(Loss)/income on foreign currency translation adjustments	(1,649)	2,273
Pension and postretirement benefits obligation	4,896	9,760
Net unrealized gain/(loss) on available-for-sale securities	2,074	(1,371)
Other comprehensive income, before tax	5,321	10,662
Income tax expense	1,399	2,820
Other comprehensive income, net of tax	3,922	7,842
Comprehensive income	34,078	29,756
Comprehensive income attributable to the noncontrolling interest	—	(2)
Comprehensive income attributable to The New York Times Company common stockholders	$34,078	$29,754
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2017	$17,108	$164,275	$1,310,136	$(171,211)	$(423,029)	$897,279	$84	$897,363
Impact of adopting new accounting guidance	—	—	96,707	—	(94,135)	2,572	—	2,572
Net income	—	—	21,912	—	—	21,912	2	21,914
Dividends	—	—	(6,632)	—	—	(6,632)	—	(6,632)
Other comprehensive income	—	—	—	—	7,842	7,842	—	7,842
Issuance of shares:
Stock options – 2,177,326 Class A shares	218	40,221	—	—	—	40,439	—	40,439
Restricted stock units vested – 191,817 Class A shares	19	(2,863)	—	—	—	(2,844)	—	(2,844)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	3,326	—	—	—	3,326	—	3,326
Balance, April 1, 2018	$17,372	$199,029	$1,422,123	$(171,211)	$(509,322)	$957,991	$86	$958,077

Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
Net income	—	—	30,156	—	—	30,156	—	30,156
Dividends	—	—	(8,301)	—	—	(8,301)	—	(8,301)
Other comprehensive income	—	—	—	—	3,922	3,922	—	3,922
Issuance of shares:
Stock options – 279,510 Class A shares	28	2,937	—	—	—	2,965	—	2,965
Restricted stock units vested – 161,120 Class A shares	16	(3,468)	—	—	—	(3,452)	—	(3,452)
Performance-based awards – 418,491 Class A shares	42	(11,966)	—	—	—	(11,924)	—	(11,924)
Stock-based compensation	—	3,807	—	—	—	3,807	—	3,807
Balance, March 31, 2019	$17,482	$197,626	$1,527,859	$(171,211)	$(513,802)	$1,057,954	$1,860	$1,059,814

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2019	April 1, 2018
	(13 weeks)
Cash flows from operating activities
Net income	$30,156	$21,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,918	15,041
Stock-based compensation expense	3,827	4,263
Long-term retirement benefit obligations	(5,754)	(3,406)
Other-net	(8,903)	2,565
Changes in operating assets and liabilities:
Accounts receivable-net	42,409	33,469
Other assets	(4,329)	888
Accounts payable, accrued payroll and other liabilities	(55,835)	(67,142)
Unexpired subscriptions	8,695	10,307
Net cash provided by operating activities	25,184	17,899
Cash flows from investing activities
Purchases of marketable securities	(112,029)	(110,346)
Maturities of marketable securities	108,792	122,936
Proceeds from/(purchase of) investments – net	41	(484)
Capital expenditures	(10,473)	(24,882)
Other-net	689	635
Net cash used in investing activities	(12,980)	(12,141)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and finance lease obligations	(138)	(138)
Dividends paid	(6,601)	(6,530)
Capital shares:
Proceeds from stock option exercises	2,965	40,439
Share-based compensation tax withholding	(15,376)	(8,747)
Net cash (used in)/provided by financing activities	(19,150)	25,024
Net (decrease)/increase in cash, cash equivalents and restricted cash	(6,946)	30,782
Effect of exchange rate changes on cash	(338)	195
Cash, cash equivalents and restricted cash at the beginning of the period	259,799	200,936
Cash, cash equivalents and restricted cash at the end of the period	$252,515	$231,913

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2019, and December 30, 2018, and the results of operations, changes in stockholder’s equity and cash flows of the Company for the periods ended March 31, 2019, and April 1, 2018. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 30, 2018. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of March 31, 2019, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018, have not changed materially.
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2016-02 2018-10 2018-11 2018-20 2019-01	Leases	Fiscal years beginning after December 30, 2018. Early adoption is permitted.
The Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance requires lessees to recognize the following for all operating and finance leases at such lease’s commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.
The Company adopted this Accounting Standard Update (“ASU”) on December 31, 2018, utilizing the modified retrospective approach with optional transition relief. Prior periods have not been retrospectively adjusted and we recorded approximately $36 million of right-of-use asset and $42 million of lease liability in our Condensed Consolidated Balance Sheet. The difference between the right-of-use asset and lease liability was due to deferred rent relating to periods prior to December 31, 2018. We have elected the practical expedients under ASU 2016-02 and have not reassessed any of the following: (1) whether any expired or existing contracts are or contain a lease, (2) the classification of any existing leases prior to the adoption of ASU 2016-02 or (3) initial direct costs for any existing leases. The Company has elected not to apply the recognition requirements in ASU 2016-02 to leases with durations of 12 months or less. Lease payments for leases with durations of 12 months or less are recorded in the statement of operations on a straight-line basis over the term of the lease. In addition, we elected the practical expedient not to separate the lease and non-lease components in the contract for our office space and equipment leases and for office space we lease to third parties.

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
The FASB issued authoritative guidance that clarifies the accounting for implementation costs in cloud computing arrangements. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General	Fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. We are currently in the process of evaluating the impact of this guidance on our disclosures.

2018-13	Fair Value Measurement (Topic 820) Disclosure Framework	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
The FASB issued authoritative guidance that modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently in the process of evaluating the impact of this guidance on our disclosures.

2016-13 2018-19 2019-04	Financial Instruments—Credit Losses
Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The FASB issued authoritative guidance that amends guidance on reporting credit losses for assets, including trade receivables, available-for-sale marketable securities and any other financial assets not excluded from the scope that have the contractual right to receive cash. For trade receivables, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the gross trade receivables balance to present the net amount expected to be collected. For available-for-sale marketable securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. We are currently in the process of evaluating the impact of this guidance on our condensed consolidated financial statements.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising revenues are derived from the sale of our advertising products and services on our print and digital platforms. These revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands. Display advertising also includes branded content on The Times’s platforms. Other advertising primarily represents, for our print products, classified advertising revenue. Digital other advertising revenue primarily includes creative services fees; advertising revenue from our podcasts; and advertising revenue generated by Wirecutter, our product review and recommendation website.
Other revenues primarily consist of revenues from licensing, commercial printing, building rental revenue, affiliate referrals (revenue generated by offering direct links to merchants in exchange for a portion of the sale price), NYT Live (our live events business) and retail commerce.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018
Subscription	$270,810	$260,593
Advertising	125,088	125,647
Other (1)	43,164	27,708
Total	$439,062	$413,948
(1) Other revenue includes building rental revenue, which is not under the scope of Topic 606. Building rental revenue was approximately $8 million and $5 million for the quarters ended March 31, 2019 and April 1, 2018, respectively.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues above, for the first quarters of 2019 and 2018:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018
Digital-only subscription revenues:
News product subscription revenues(1)	$102,346	$90,577
Other product subscription revenues(2)	7,513	4,835
Total digital-only subscription revenues	$109,859	$95,412
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	March 31, 2019			April 1, 2018
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$62,342	$42,112	$104,454	$70,805	$38,700	$109,505
Other	7,203	13,431	20,634	8,139	8,003	16,142
Total advertising	$69,545	$55,543	$125,088	$78,944	$46,703	$125,647
Performance Obligations
We allocate the transaction price of our digital archive licensing contracts among the performance obligations, (i) the delivery of archival content and (ii) the delivery of updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations, as they are currently not sold separately.
As of March 31, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations (which represents the delivery of updated content to be delivered under our digital archive licensing contracts) was approximately $91

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million. The Company will recognize this revenue as control of the performance obligation is transferred to the customer. We expect that approximately $15 million, $19 million and $57 million, will be recognized in the remainder of 2019, 2020, and thereafter, respectively.
Contract Assets
As of March 31, 2019, and December 30, 2018, the Company had $4.3 million and $2.5 million, respectively, in contract assets recorded in Other current assets in the Condensed Consolidated Balance Sheets related to the archival content of our digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance of $1.8 million for the quarter ended March 31, 2019, is primarily driven by new contract assets of $2.0 million offset by $0.2 million of consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the period ended March 31, 2019.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $0.8 million and $2.8 million of net unrealized loss in Accumulated other comprehensive income (“AOCI”) as of March 31, 2019, and December 30, 2018, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of March 31, 2019, and December 30, 2018:

	March 31, 2019
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$141,399	$25	$(279)	$141,145
U.S. Treasury securities	121,241	9	(183)	121,067
U.S. governmental agency securities	88,157	8	(346)	87,819
Certificates of deposit	21,688	—	—	21,688
Commercial paper	16,358	—	—	16,358
Total short-term AFS securities	$388,843	$42	$(808)	$388,077
Long-term AFS securities
Corporate debt securities	$107,085	$372	$(165)	$107,292
U.S. governmental agency securities	39,315	7	(92)	39,230
U.S. Treasury securities	38,688	28	(155)	38,561
Total long-term AFS securities	$185,088	$407	$(412)	$185,083

	December 30, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$140,631	$1	$(464)	$140,168
U.S. Treasury securities	107,717	—	(232)	107,485
U.S. governmental agency securities	92,628	—	(654)	91,974
Certificates of deposit	23,497	—	—	23,497
Commercial paper	8,177	—	—	8,177
Total short-term AFS securities	$372,650	$1	$(1,350)	$371,301
Long-term AFS securities
Corporate debt securities	$130,612	$44	$(1,032)	$129,624
U.S. governmental agency securities	37,362	3	(168)	37,197
U.S. Treasury securities	47,079	5	(347)	46,737
Total long-term AFS securities	$215,053	$52	$(1,547)	$213,558

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent the AFS securities as of March 31, 2019, and December 30, 2018, that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$41,565	$(8)	$65,613	$(271)	$107,178	$(279)
U.S. Treasury securities	40,594	(7)	36,612	(176)	77,206	(183)
U.S. governmental agency securities	8,347	(6)	71,267	(340)	79,614	(346)
Total short-term AFS securities	$90,506	$(21)	$173,492	$(787)	$263,998	$(808)
Long-term AFS securities
Corporate debt securities	$28,658	$(57)	$15,799	$(108)	$44,457	$(165)
U.S. governmental agency securities	13,289	(22)	11,929	(70)	25,218	(92)
U.S. Treasury securities	9,491	(20)	15,553	(135)	25,044	(155)
Total long-term AFS securities	$51,438	$(99)	$43,281	$(313)	$94,719	$(412)

	December 30, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$76,886	$(115)	$61,459	$(349)	$138,345	$(464)
U.S. Treasury securities	70,830	(31)	28,207	(201)	99,037	(232)
U.S. governmental agency securities	11,664	(4)	80,311	(650)	91,975	(654)
Certificates of deposit	$1,599	$—	$—	$—	$1,599	$—
Total short-term AFS securities	$160,979	$(150)	$169,977	$(1,200)	$330,956	$(1,350)
Long-term AFS securities
Corporate debt securities	$81,655	$(570)	$27,265	$(462)	$108,920	$(1,032)
U.S. governmental agency securities	21,579	(36)	11,868	(132)	33,447	(168)
U.S. Treasury securities	20,479	(29)	23,762	(318)	44,241	(347)
Total long-term AFS securities	$123,713	$(635)	$62,895	$(912)	$186,608	$(1,547)
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
As of March 31, 2019, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 31, 2019, we have recognized no OTTI loss.
As of March 31, 2019, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 36 months, respectively. See Note 9 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of March 31, 2019, and since December 30, 2018, were as follows:

(In thousands)	Total Company
Balance as of December 30, 2018	$140,282
Foreign currency translation	(1,333)
Balance as of March 31, 2019	$138,949

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $5.7 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of March 31, 2019.
NOTE 6. INVESTMENTS
Equity Method Investments
Our investments in joint ventures consists of a 40% equity ownership interest in Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine. The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison is through an 80%-owned consolidated subsidiary that owns 50% of Madison. UPM owns 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company.
In 2016, the paper mill closed. During the fourth quarter of 2018, we received a $12.5 million cash distribution in connection with the pending liquidation of Madison. We expect to receive a final cash distribution in 2019 in the range of $5 million to $8 million.
As of March 31, 2019, and December 30, 2018, the value of our investments in joint ventures was zero. Our proportionate share of the operating results of our investment for the quarters ended March 31, 2019, and April 1, 2018, was de minimis and was recorded in Gain from joint ventures in our Condensed Consolidated Statements of Operations.
We received no distributions from Madison during the first quarters of 2019 and 2018, respectively.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Realized gains and losses on non-marketable securities sold or impaired are recognized in Interest expense and other, net.
As of March 31, 2019, and December 30, 2018, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $15.6 million and $13.7 million, respectively. During the quarter ended March 31, 2019, we recorded a gain of $1.9 million from fair value adjustments in Interest expense and other, net in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. DEBT OBLIGATIONS
Our indebtedness consisted of the repurchase option related to the sale-leaseback of a portion of our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”). Our total debt and finance lease obligations consisted of the following:

(In thousands)	March 31, 2019	December 30, 2018
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount	$250,000	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	2,309	3,202
Net option to repurchase ownership interest in headquarters building in 2019	247,691	246,798
Finance lease obligations (due in August 2019)	6,839	6,832
Total short-term debt and finance lease obligations	254,530	253,630
See Note 9 for more information regarding the fair value of our debt and Note 15 for more information regarding finance lease obligations.

Interest expense and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018
Interest expense	$7,059	$6,958
Amortization of debt costs and discount on debt	893	876
Capitalized interest	(44)	(155)
Interest income and other expense, net (1)	(6,605)	(2,802)
Total interest expense and other, net	$1,303	$4,877
(1) The quarter ended March 31, 2019, includes fair value adjustments of $1.9 million related to non-marketable equity securities.
Notice of Intent to Exercise Repurchase Option Under Lease Agreement
On January 30, 2018, the Company provided notice to an affiliate of W.P. Carey & Co. LLC of the Company’s intention to exercise in the fourth quarter of 2019 its option under the Lease Agreement, dated March 6, 2009, by and between the parties (the “Lease”) to repurchase a portion of the Company’s leasehold condominium interest in the Company Headquarters.
The Lease was part of a transaction in 2009 under which the Company sold and simultaneously leased back approximately 750,000 rentable square feet, in the Company Headquarters (the “Condo Interest”). The sale price for the Condo Interest was approximately $225 million. Under the Lease, the Company has an option exercisable in the fourth quarter of 2019 to repurchase the Condo Interest for approximately $250 million.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $4.3 million and $3.4 million in the first quarters of 2019 and 2018, respectively.
Headquarters Redesign and Consolidation
In 2017 and 2018, we undertook efforts to redesign our Company Headquarters, consolidate our space within a smaller number of floors and lease the additional floors to third parties. As the project was substantially complete as of December 30, 2018, we did not incur significant expenses related to these measures in the first quarter of 2019. We incurred $1.9 million of total expenses related to these measures in the first quarter of 2018. We capitalized less than $1 million and approximately $6 million in the first quarters of 2019 and 2018, respectively, related to these measures.
Marketing Expenses
Marketing expense to promote our brand and products and grow our subscriber base was $47.5 million and $31.6 million in the first quarters of 2019 and 2018, respectively.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 31, 2019, and December 30, 2018, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 31, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$235,674	$241,504
Restricted cash included within other current assets	629	642
Restricted cash included within miscellaneous assets	16,212	17,653
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$252,515	$259,799
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Severance Costs
We recognized severance costs of $1.4 million and $2.4 million in the first quarters of 2019 and 2018, respectively, related to workforce reductions. These costs are recorded in Selling, general and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $6.7 million and $8.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of March 31, 2019, and December 30, 2018, respectively. We anticipate most of the payments will be made within the next twelve months.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 30, 2018:

(In thousands)	March 31, 2019				December 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$141,145	$—	$141,145	$—	$140,168	$—	$140,168	$—
U.S. Treasury securities	121,067	—	121,067	—	107,485	—	107,485	—
U.S. governmental agency securities	87,819	—	87,819	—	91,974	—	91,974	—
Certificates of deposit	21,688	—	21,688	—	23,497	—	23,497	—
Commercial paper	16,358	—	16,358	—	8,177	—	8,177	—
Total short-term AFS securities	$388,077	$—	$388,077	$—	$371,301	$—	$371,301	$—
Long-term AFS securities (1)
Corporate debt securities	$107,292	$—	$107,292	$—	$129,624	$—	$129,624	$—
U.S. governmental agency securities	39,230	—	39,230	—	37,197	—	37,197	—
U.S. Treasury securities	38,561	—	38,561	—	46,737	—	46,737	—
Total long-term AFS securities	$185,083	$—	$185,083	$—	$213,558	$—	$213,558	$—
Liabilities:
Deferred compensation (2)(3)	$21,447	$21,447	$—	$—	$23,211	$23,211	$—	$—
(1) We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
(2) The deferred compensation liability, included in Other liabilities—other in our Condensed Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), which previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015.
(3) The Company invests deferred compensation assets in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $41.8 million as of March 31, 2019, and $38.1 million as of December 30, 2018. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our debt was approximately $248 million as of March 31, 2019, and approximately $247 million as of December 30, 2018. The fair value of our debt was approximately $259 million and $260 million as of March 31, 2019, and December 30, 2018, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We sponsor several frozen single-employer defined benefit pension plans. The Company and The NewsGuild of New York jointly sponsor the Guild-Times Adjustable Pension Plan, which continues to accrue active benefits. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). The Guild-Times Plan was previously joint trusteed between the Guild and the Company. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Companies (the “RAP”) were merged into The New York Times Companies Pension Plan.
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 31, 2019			April 1, 2018
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,278	$—	$1,278	$2,647	$—	$2,647
Interest cost	14,709	2,088	16,797	13,151	1,848	14,999
Expected return on plan assets	(20,258)	—	(20,258)	(20,555)	—	(20,555)
Amortization of actuarial loss	4,635	1,094	5,729	6,762	1,294	8,056
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost/(income) (1)	$(122)	$3,182	$3,060	$1,519	$3,142	$4,661
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first quarters of 2019 and 2018, we made pension contributions of $2.0 million and $2.1 million, respectively, to certain qualified pension plans. We expect contributions in 2019 to total approximately $9 million to satisfy funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018
Service cost	$7	$5
Interest cost	400	369
Amortization of actuarial loss	844	1,184
Amortization of prior service credit	(1,191)	(1,539)
Net periodic postretirement benefit cost (1)	$60	$19
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 11. INCOME TAXES
The Company had income tax expense of $1.3 million and $5.3 million in the first quarters of 2019 and 2018, respectively. The Company’s effective tax rates from continuing operations were 4.1% and 19.3% for the first quarters of 2019 and 2018, respectively. The Company received a tax benefit in both periods from stock price appreciation on stock-based awards that settled in the quarters, resulting in a lower than statutory tax rate.
NOTE 12. EARNINGS PER SHARE
We compute earnings per share using a two-class method, which is an earnings allocation method used when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.5 million and 2.1 million as of March 31, 2019, and April 1, 2018, respectively, resulted primarily from the dilutive effect of certain stock options, restricted stock units and performance awards.

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
There were approximately 0.2 million restricted stock units excluded from the computation of diluted earnings per share because they were anti-dilutive in the first quarter of 2019. There were no anti-dilutive stock options or stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the first quarter of 2019 and no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the first quarter of 2018.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of March 31, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first quarter of 2019. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of March 31, 2019:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized (Loss)/Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2018	$4,677	$(520,308)	$(2,093)	$(517,724)
Other comprehensive (loss)/income before reclassifications, before tax	(1,649)	—	2,074	425
Amounts reclassified from accumulated other comprehensive loss, before tax	—	4,896	—	4,896
Income tax expense/(benefit)	(431)	1,288	542	1,399
Net current-period other comprehensive (loss)/income, net of tax	(1,218)	3,608	1,532	3,922
Balance as of March 31, 2019	$3,459	$(516,700)	$(561)	$(513,802)
The following table summarizes the reclassifications from AOCI for the first quarter of 2019:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,677)	Other components of net periodic benefit costs/(income)
Amortization of actuarial loss(1)	6,573	Other components of net periodic benefit costs/(income)
Total reclassification, before tax(2)	4,896
Income tax expense	1,288	Income tax expense
Total reclassification, net of tax	$3,608
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 10 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended March 31, 2019.
NOTE 14. SEGMENT INFORMATION
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
NOTE 15. LEASES
Lessee activities
Operating leases
We have operating leases for office space and equipment. We determine if an arrangement is a lease at inception. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs. Our operating leases generally include options to extend the term of the leases which are not recognized as part of the right-of-use asset until we are reasonably certain that the option will be exercised. We may terminate our leases with sufficient notice to the lessor and in some cases, upon the payment of a termination fee. Our leases do not include substantial variable payments based on index or rate. After the adoption of ASU 2016-02 in 2019, for all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Condensed Consolidated Balance Sheet as of March 31, 2019 as described below.
Our leases do not provide a readily determinable implicit discount rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on the information available at lease commencement.
We recognize a single lease cost on a straight-line basis over the term of the lease and we classify all cash payments within operating activities in the statement of cash flows. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We evaluate right-of-use assets for impairment consistent with our property, plant and equipment policy disclosure included in our Annual Report on Form 10-K for the year ended December 30, 2018.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Condensed Consolidated Balance Sheet	March 31, 2019
Operating lease right-of-use assets	Miscellaneous assets	$35,955
Current operating lease liabilities	Accrued expenses and other	6,594
Noncurrent operating lease liabilities	Other	34,939
Total operating lease liabilities		$41,533
The total lease cost for operating leases included in Selling, general and administrative costs in our Condensed Consolidated Statement of Operations was as follows:

For the Quarter Ended
(In thousands)	March 31, 2019
Operating lease cost	$2,239
Short term and variable lease cost	460
Total lease cost	$2,699
The table below presents additional information regarding operating leases:

For the Quarter Ended
(In thousands, except lease term and discount rate)	March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,197
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$37,863
Weighted-average remaining lease term	7.3 years
Weighted-average discount rate	5.41%
(1) Amounts for the quarter ended March 31, 2019, include the transition adjustment resulting from the adoption of ASU 2016-02 as discussed in Note 2.
Maturities of lease liabilities on an annual basis for the Company's operating leases as of March 31, 2019, were as follows:

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Amount
2019 (9 months ending December 29, 2019)	$6,242
2020	7,682
2021	6,829
2022	6,261
2023	5,474
Later Years	18,158
Total lease payments	$50,646
Less: Interest	(9,113)
Present value of lease liabilities	$41,533
Finance lease
We have a finance lease in connection with the land at our College Point, N.Y. printing facility. Interest on the lease liability has been recorded in Interest expense and other, net in our Condensed Consolidated Statement of Operations. Repayments of the principal portion of our lease liability are recorded in financing activities and payments of interest on our lease liability are recorded in operating activities in the statement of cash flows for our finance lease.
As of March 31, 2019, the asset related to the finance lease of $5.0 million is included in Property, plant and equipment in the Condensed Consolidated Balance Sheet. As of March 31, 2019, the undiscounted cash flow related to the finance lease was $7.1 million offset by interest of $0.3 million, resulting in $6.8 million included in Short-term debt and finance lease obligations in the Condensed Consolidated Balance Sheet.
Lessor activities
Our leases to third parties predominantly relate to office space in the Company Headquarters. We determine if an arrangement is a lease at inception. Office space leases are operating leases and generally include options to extend the term of the lease. Our leases do not include variable payments based on index or rate. We do not separate the lease and non-lease components in a contract. The non-lease components predominantly include charges for utilities usage and other operating expenses estimated based on the proportionate share of the rental space of each lease.
For our office space operating leases, we recognize rental revenue on a straight-line basis over the term of the lease and we classify all cash payments within operating activities in the statement of cash flows.
Residual value risk is not a primary risk resulting from our office space operating leases because of the long-lived nature of the underlying real estate assets which generally hold their value or appreciate in the long term.
We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy disclosure included in our Annual Report on Form 10-K for the year ended December 30, 2018.
As of March 31, 2019, the cost and accumulated depreciation related to the Company Headquarters building included in Property, plant and equipment in our Condensed Consolidated Balance Sheet was approximately $510 million and $192 million, respectively. Office space leased to third parties represents approximately 39% of rentable square feet of the Company Headquarters.
We generate building rental revenue from the floors in our headquarter building that we lease to third parties. The building rental revenue was as follows:

For the Quarter Ended
(In thousands)	March 31, 2019
Building rental revenue (1)	$7,639
(1) Building rental revenue includes approximately $2.9 million of sublease income for the quarter ended March 31, 2019.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease payments to be received on an annual basis for the Company's office space operating leases as of March 31, 2019, were as follows:

(In thousands)	Amount
2019 (9 months ending December 29, 2019)	$21,792
2020	32,214
2021	32,231
2022	32,226
2023	19,301
Later Years	142,057
Total building rental revenue from operating leases	$279,821
NOTE 16. CONTINGENT LIABILITIES
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
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of March 31, 2019, we have paid $19.8 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling.
The Company had a liability of $2.3 million as of March 31, 2019, related to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately $11 million.
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
Letters of Credit Commitment
We have issued letters of credit totaling $45.7 million and $48.8 million as of March 31, 2019, and December 30, 2018, respectively, in connection with the leasing of floors in the Company Headquarters. The letters of credit will expire by 2020.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Approximately $51 million and $54 million of marketable securities were used as collateral for the letters of credit, as of March 31, 2019, and December 30, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes our newspaper, print and digital products and related businesses. We have one reportable segment.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from licensing, commercial printing, building rental revenue, affiliate referrals, NYT Live (our live events business) and retail commerce. Our main operating costs are employee-related costs.
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
Financial Highlights
For the first quarter of 2019, diluted earnings per share from continuing operations were $0.18, compared with $0.13 for the first quarter of 2018. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.20 and $0.17 for the first quarters of 2019 and 2018, respectively.
The Company had an operating profit of $34.6 million in the first quarter of 2019, compared with $34.1 million in the first quarter of 2018. The increase was principally driven by higher digital-only subscription and other revenues, mostly offset by higher operating costs. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $52.4 million and $55.5 million for the first quarters of 2019 and 2018, respectively, primarily as a result of the factors identified above.
Total revenues increased 6.1% to $439.1 million in the first quarter of 2019 from $413.9 million in the first quarter of 2018, primarily driven by an increase in digital-only subscription revenues, other revenues and digital advertising revenues, partially offset by a decrease in print advertising and subscription revenues.
Operating costs increased in the first quarter of 2019 to $404.5 million from $378.0 million in the first quarter of 2018, largely due to higher marketing expenses, as well as higher labor and raw material costs related to our commercial printing operations and higher newsroom labor costs. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the first quarter of 2019 to $386.7 million from $358.5 million in the first quarter of 2018, primarily as a result of the factors identified above.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018	% Change
Revenues
Subscription	$270,810	$260,593	3.9%
Advertising	125,088	125,647	(0.4)%
Other	43,164	27,708	55.8%
Total revenues	439,062	413,948	6.1%
Operating costs
Production costs:
Wages and benefits	102,908	91,993	11.9%
Raw materials	19,838	16,692	18.8%
Other production costs	45,337	45,656	(0.7)%
Total production costs	168,083	154,341	8.9%
Selling, general and administrative costs	221,463	208,623	6.2%
Depreciation and amortization	14,918	15,041	(0.8)%
Total operating costs	404,464	378,005	7.0%
Headquarters redesign and consolidation	—	1,888	*
Operating profit	34,598	34,055	1.6%
Other components of net periodic benefit costs	1,835	2,028	(9.5)%
Gain from joint ventures	—	15	*
Interest expense and other, net	1,303	4,877	(73.3)%
Income from continuing operations before income taxes	31,460	27,165	15.8%
Income tax expense	1,304	5,251	(75.2)%
Net income	30,156	21,914	37.6%
Net income attributable to the noncontrolling interest	—	(2)	*
Net income attributable to The New York Times Company common stockholders	$30,156	$21,912	37.6%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword and Cooking products), and single-copy and bulk sales of our print products (which represent less than 10% of these revenues). Revenues from our digital-only news subscriptions include e-readers and replica editions. Our Cooking product first launched as a paid digital product in the third quarter of 2017. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 3.9% in the first quarter of 2019 compared with the same prior-year period, primarily due to year-over-year growth of 28.7% in the number of subscriptions to the Company’s digital subscription products.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues, for the first quarters of 2019 and 2018:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$102,346	$90,577	13.0%
Other product subscription revenues(2)	7,513	4,835	55.4%
Total digital-only subscription revenues	$109,859	$95,412	15.1%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of the end of the first quarters of 2019 and 2018:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018	% Change
Digital-only subscriptions:
News product subscriptions(1)	2,857	2,330	22.6%
Other product subscriptions(2)	726	453	60.3%
Total digital-only subscriptions	3,583	2,783	28.7%
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

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	March 31, 2019			April 1, 2018			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$62,342	$42,112	$104,454	$70,805	$38,700	$109,505	(12.0)%	8.8%	(4.6)%
Other	7,203	13,431	20,634	8,139	8,003	16,142	(11.5)%	67.8%	27.8%
Total advertising	$69,545	$55,543	$125,088	$78,944	$46,703	$125,647	(11.9)%	18.9%	(0.4)%
Print advertising revenues, which represented 55.6% of total advertising revenues for the first quarter of 2019, declined 11.9 percent to $69.5 million in the first quarter of 2019 compared with $78.9 million in the same prior-year period. The decline in print advertising revenues in the first quarter of 2019 compared with the same period in the prior year was driven by a continued decline in display advertising revenue, primarily in the studio entertainment, luxury and financial categories, partially offset by growth in the packaged goods, technology and education categories.
Digital advertising revenues, which represented 44.4% of total advertising revenues for the first quarter of 2019, increased 18.9 percent to $55.5 million in the first quarter of 2019 compared with $46.7 million in the same prior-year period. The increase in digital advertising revenue for the first quarter of 2019 compared with the same period in the prior year primarily reflected growth in revenue in direct-sold advertising on our digital platforms, including podcasts.
Other Revenues
Other revenues primarily consist of revenues from licensing, commercial printing, building rental revenue, affiliate referrals, NYT Live (our live events business) and retail commerce.
Other revenues increased 55.8% in the first quarter of 2019, compared with the same prior-year period, primarily as a result of growth in our commercial printing operations and additional floors of rental revenue from the Company Headquarters.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018	% Change
Production costs:
Wages and benefits	$102,908	$91,993	11.9%
Raw materials	19,838	16,692	18.8%
Other production costs	45,337	45,656	(0.7)%
Total production costs	168,083	154,341	8.9%
Selling, general and administrative costs	221,463	208,623	6.2%
Depreciation and amortization	14,918	15,041	(0.8)%
Total operating costs	$404,464	$378,005	7.0%
Production Costs
Production costs include items such as labor costs, raw materials and machinery and equipment expenses related to news gathering and production activity, as well as costs related to producing branded content.
Production costs increased in the first quarter of 2019 by $13.7 million compared with the first quarter of 2018, primarily driven by a $10.9 million increase in wage and benefits and a $3.1 million increase in raw materials. The increase in wages and benefits was largely due to our newsroom and commercial printing operations. The increase in raw materials was largely due to higher volume as a result of commercial printing operations and higher newsprint prices.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.

Selling, general and administrative costs in the first quarter of 2019 increased by $12.8 million compared with the first quarter of 2018 driven by a $15.9 million increase in marketing expenses largely due to an increase in subscription acquisition and brand marketing costs.
Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2019 were relatively flat compared with the same prior-year period.
Other Items
See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items, including costs related to the redesign of the Company Headquarters.
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

•	operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit); and

•	operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs).
There were no special items in 2019.
The special items in the first quarter of 2018 consisted of:

•	A $1.9 million charge ($1.4 million after tax or $.01 per share) in connection with the redesign and consolidation of space in the Company Headquarters.
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
These non-operating retirement costs are primarily tied to financial market performance including changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share from continuing operations excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share from continuing operations and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
Adjusted diluted earnings per share provides useful information in evaluating the Company’s period-to-period performance because it eliminates items that the Company does not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit is useful in evaluating the ongoing performance of the Company’s businesses as it excludes the significant non-cash impact of depreciation and amortization as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs. Total operating costs, excluding these items, provide investors with helpful supplemental information on the Company’s underlying operating costs that is used by management in its financial and operational decision-making.
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

	For the Quarters Ended
	March 31, 2019	April 1, 2018	% Change
Diluted earnings per share from continuing operations	$0.18	$0.13	38.5%
Add:
Severance	0.01	0.01	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	*
Other components of net periodic benefit costs	0.01	0.01	*
Special item:
Headquarters redesign and consolidation	—	0.01	*
Income tax expense of adjustments	(0.01)	(0.01)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.20	$0.17	17.6%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018	% Change
Operating profit	$34,598	$34,055	1.6%
Add:
Depreciation & amortization	14,918	15,041	(0.8)%
Severance	1,403	2,389	(41.3)%
Multiemployer pension plan withdrawal costs	1,450	2,104	(31.1)%
Special items:
Headquarters redesign and consolidation	—	1,888	*
Adjusted operating profit	$52,369	$55,477	(5.6)%
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended
(In thousands)	March 31, 2019	April 1, 2018	% Change
Operating costs	$404,464	$378,005	7.0%
Less:
Depreciation & amortization	14,918	15,041	(0.8)%
Severance	1,403	2,389	(41.3)%
Multiemployer pension plan withdrawal costs	1,450	2,104	(31.1)%
Adjusted operating costs	$386,693	$358,471	7.9%

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 31, 2019, we had cash, cash equivalents and short- and long-term marketable securities of $808.8 million and total debt and finance lease obligations of $254.5 million. Accordingly, our cash, cash equivalents, and marketable securities exceeded total debt and finance lease obligations by $554.3 million. Our cash and investment balances have decreased since the end of 2018, primarily due to lower cash proceeds from operating activities, stock-based compensation tax withholding payments and cash capital expenditures, partially offset by net maturities of marketable securities.
We have paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock since late 2013 through early 2019. In February 2019, the Board of Directors approved an increase in the quarterly dividend to $0.05 per share. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In March 2009, we entered into an agreement to sell and simultaneously lease back the Condo Interest in the Company Headquarters. The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. We have an option, exercisable in the fourth quarter of 2019, to repurchase the Condo Interest for $250.0 million, and we have provided notice of our intent to exercise this option. We believe that exercising this option is in the best interest of the Company given that the market value of the Condo Interest exceeds the exercise price, and we plan to use existing cash and marketable securities for this repurchase.
We expect to receive a final cash distribution of approximately $5 million to $8 million related to the wind down of our Madison investment in 2019. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Three Months Ended
(In thousands)	March 31, 2019	April 1, 2018	% Change
Operating activities	$25,184	$17,899	40.7%
Investing activities	$(12,980)	$(12,141)	6.9%
Financing activities	$(19,150)	$25,024	*
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in the first quarter of 2019 compared with the same prior-year period due to lower cash payments made to settle accounts payable, accrued payroll and other liabilities and higher collections on accounts receivable, partially offset by higher inventory and lower unexpired subscriptions.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2019 was primarily related to approximately $10 million in capital expenditures payments and $3 million in net purchases of marketable securities.

Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, the payment of long-term debt and finance lease obligations and stock-based compensation tax withholding.
Net cash used in financing activities in the first quarter of 2019 was primarily related to stock-based compensation tax withholding payments of $15.3 million and dividend payments of $6.6 million, partially offset by proceeds from stock option exercises of approximately $3 million.
Restricted Cash
We were required to maintain $16.8 million of restricted cash as of March 31, 2019, and $18.3 million as of December 30, 2018, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $11 million and $19 million in the first quarter of 2019 and 2018, respectively. The decrease in capital expenditures was primarily driven by higher expenditures in the first quarter of 2018 related to the redesign and consolidation of space in the Company Headquarters. The cash payments related to capital expenditures totaled approximately $10 million and $25 million in the first quarter of 2019 and 2018, respectively.
Third-Party Financing
As of March 31, 2019, our current indebtedness consisted of the repurchase option related to a sale-leaseback of a portion of the Company Headquarters. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding our total debt and finance lease obligations. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of our short-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 31, 2019, our critical accounting policies have not changed from December 30, 2018.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018. As of March 31, 2019, our contractual obligations and off-balance sheet arrangements have not changed materially from December 30, 2018.
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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 30, 2018, as well as other risks and factors identified from time to time in our SEC filings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 30, 2018, details our disclosures about market risk. As of March 31, 2019, there were no material changes in our market risks from December 30, 2018.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for a description of certain matters, which is incorporated herein by reference. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
In 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of March 31, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first quarter of 2019. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 8, 2019	/s/ ROLAND A. CAPUTO
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)