Form 10-Q
period 2019-06-30
NEW YORK TIMES CO
filed 2019-08-07
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of August 2, 2019 (exclusive of treasury shares):

Class A Common Stock	165,206,701	shares
Class B Common Stock	803,408	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 30, 2018	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 30, 2019 and July 1, 2018	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 30, 2019 and July 1, 2018	4
		Condensed Consolidated Statements of Changes In Stockholder’s Equity (unaudited) for the quarters and six months ended June 30, 2019 and July 1, 2018	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and July 1, 2018	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item	3	Quantitative and Qualitative Disclosures about Market Risk	33
Item	4	Controls and Procedures	34

PART II		Other Information	35
Item	1	Legal Proceedings	35
Item	1A	Risk Factors	35
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item	6	Exhibits	36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2019	December 30, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$255,790	$241,504
Short-term marketable securities	427,797	371,301
Accounts receivable (net of allowances of $13,302 in 2019 and $13,249 in 2018)	162,791	222,464
Prepaid expenses	28,899	25,349
Other current assets	47,459	33,328
Total current assets	922,736	893,946
Other assets
Long-term marketable securities	162,911	213,558
Property, plant and equipment (less accumulated depreciation and amortization of $940,034 in 2019 and $911,845 in 2018)	633,049	638,846
Goodwill	139,850	140,282
Deferred income taxes	125,093	128,431
Miscellaneous assets	222,729	182,060
Total assets	$2,206,368	$2,197,123
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 30, 2019	December 30, 2018
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$101,259	$111,553
Accrued payroll and other related liabilities	74,153	104,543
Unexpired subscriptions revenue	87,681	84,044
Short-term debt and finance lease obligations	254,378	253,630
Accrued expenses and other	114,173	119,534
Total current liabilities	631,644	673,304
Other liabilities
Pension benefits obligation	343,379	362,940
Postretirement benefits obligation	38,603	40,391
Other	107,539	77,847
Total other liabilities	489,521	481,178
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2019 – 174,077,502; 2018 – 173,158,414 (including treasury shares: 2019 – 8,870,801; 2018 – 8,870,801)	17,408	17,316
Class B – convertible – authorized and issued shares: 2019 – 803,408; 2018 – 803,408	80	80
Additional paid-in capital	200,356	206,316
Retained earnings	1,544,694	1,506,004
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	4,583	4,677
Funded status of benefit plans	(513,051)	(520,308)
Net unrealized gain/(loss) on available-for-sale securities	484	(2,093)
Total accumulated other comprehensive loss, net of income taxes	(507,984)	(517,724)
Total New York Times Company stockholders’ equity	1,083,343	1,040,781
Noncontrolling interest	1,860	1,860
Total stockholders’ equity	1,085,203	1,042,641
Total liabilities and stockholders’ equity	$2,206,368	$2,197,123
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(13 weeks)		(26 weeks)
Revenues
Subscription	$270,456	$260,629	$541,266	$521,222
Advertising	120,761	119,201	245,849	244,848
Other	45,041	34,730	88,205	62,438
Total revenues	436,258	414,560	875,320	828,508
Operating costs
Production costs:
Wages and benefits	103,959	92,754	206,867	184,747
Raw materials	19,158	17,826	38,996	34,518
Other production costs	49,897	45,277	95,234	90,933
Total production costs	173,014	155,857	341,097	310,198
Selling, general and administrative costs	210,131	203,368	431,594	411,991
Depreciation and amortization	15,180	14,081	30,098	29,122
Total operating costs	398,325	373,306	802,789	751,311
Headquarters redesign and consolidation	—	1,252	—	3,140
Operating profit	37,933	40,002	72,531	74,057
Other components of net periodic benefit costs	1,833	1,863	3,668	3,891
(Loss)/gain from joint ventures	—	(8)	—	7
Interest expense and other, net	1,514	4,536	2,817	9,413
Income from continuing operations before income taxes	34,586	33,595	66,046	60,760
Income tax expense	9,415	9,999	10,719	15,250
Net income	25,171	23,596	55,327	45,510
Net loss/(income) attributable to the noncontrolling interest	—	1	—	(1)
Net income attributable to The New York Times Company common stockholders	$25,171	$23,597	$55,327	$45,509
Average number of common shares outstanding:
Basic	166,152	165,027	165,915	164,581
Diluted	167,549	166,899	167,322	166,515
Basic earnings per share attributable to The New York Times Company common stockholders	$0.15	$0.14	$0.33	$0.28
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.15	$0.14	$0.33	$0.27
Dividends declared per share	$0.05	$0.04	$0.10	$0.08
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(13 weeks)		(26 weeks)
Net income	$25,171	$23,596	$55,327	$45,510
Other comprehensive income, before tax:
Income/(loss) on foreign currency translation adjustments	1,522	(4,629)	(127)	(2,356)
Pension and postretirement benefits obligation	4,896	7,081	9,792	16,841
Net unrealized gain/(loss) on available-for-sale securities	1,415	273	3,489	(1,098)
Other comprehensive income, before tax	7,833	2,725	13,154	13,387
Income tax expense	2,015	684	3,414	3,504
Other comprehensive income, net of tax	5,818	2,041	9,740	9,883
Comprehensive income	30,989	25,637	65,067	55,393
Comprehensive loss/(income) attributable to the noncontrolling interest	—	1	—	(1)
Comprehensive income attributable to The New York Times Company common stockholders	$30,989	$25,638	$65,067	$55,392
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 30, 2019 and July 1, 2018
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, April 1, 2018	$17,372	$199,029	$1,422,123	$(171,211)	$(509,322)	$957,991	$86	$958,077
Net income	—	—	23,597	—	—	23,597	(1)	23,596
Dividends	—	—	(6,599)	—	—	(6,599)	—	(6,599)
Other comprehensive income	—	—	—	—	2,041	2,041	—	2,041
Issuance of shares:
Stock options – 7,875 Class A shares	1	87	—	—	—	88	—	88
Restricted stock units vested – 31,357 Class A shares	3	(213)	—	—	—	(210)	—	(210)
Stock-based compensation	—	2,698	—	—	—	2,698	—	2,698
Balance, July 1, 2018	$17,376	$201,601	$1,439,121	$(171,211)	$(507,281)	$979,606	$85	$979,691

Balance, March 31, 2019	$17,482	$197,626	$1,527,859	$(171,211)	$(513,802)	$1,057,954	$1,860	$1,059,814
Net income	—	—	25,171	—	—	25,171	—	25,171
Dividends	—	—	(8,336)	—	—	(8,336)	—	(8,336)
Other comprehensive income	—	—	—	—	5,818	5,818	—	5,818
Issuance of shares:
Restricted stock units vested – 59,967 Class A shares	6	(279)	—	—	—	(273)	—	(273)
Stock-based compensation	—	3,009	—	—	—	3,009	—	3,009
Balance, June 30, 2019	$17,488	$200,356	$1,544,694	$(171,211)	$(507,984)	$1,083,343	$1,860	$1,085,203

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2019 and July 1, 2018
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2017	$17,108	$164,275	$1,310,136	$(171,211)	$(423,029)	$897,279	$84	$897,363
Impact of adopting new accounting guidance	—	—	96,707	—	(94,135)	2,572	—	2,572
Net income	—	—	45,509	—	—	45,509	1	45,510
Dividends	—	—	(13,231)	—	—	(13,231)	—	(13,231)
Other comprehensive income	—	—	—	—	9,883	9,883	—	9,883
Issuance of shares:
Stock options – 2,185,201 Class A shares	219	40,308	—	—	—	40,527	—	40,527
Restricted stock units vested – 223,174 Class A shares	22	(3,076)	—	—	—	(3,054)	—	(3,054)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	6,024	—	—	—	6,024	—	6,024
Balance, July 1, 2018	$17,376	$201,601	$1,439,121	$(171,211)	$(507,281)	$979,606	$85	$979,691

Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
Net income	—	—	55,327	—	—	55,327	—	55,327
Dividends	—	—	(16,637)	—	—	(16,637)	—	(16,637)
Other comprehensive income	—	—	—	—	9,740	9,740	—	9,740
Issuance of shares:
Stock options – 279,510 Class A shares	28	2,937	—	—	—	2,965	—	2,965
Restricted stock units vested – 221,087 Class A shares	22	(3,747)	—	—	—	(3,725)	—	(3,725)
Performance-based awards – 418,491 Class A shares	42	(11,966)	—	—	—	(11,924)	—	(11,924)
Stock-based compensation	—	6,816	—	—	—	6,816	—	6,816
Balance, June 30, 2019	$17,488	$200,356	$1,544,694	$(171,211)	$(507,984)	$1,083,343	$1,860	$1,085,203

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2019	July 1, 2018
	(26 weeks)
Cash flows from operating activities
Net income	$55,327	$45,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,098	29,122
Stock-based compensation expense	6,826	7,145
Long-term retirement benefit obligations	(11,574)	(8,435)
Fair market value adjustment on life insurance products	(2,048)	(325)
Other-net	(6,167)	1,283
Changes in operating assets and liabilities:
Accounts receivable-net	59,673	46,976
Other assets	(14,555)	14,430
Accounts payable, accrued payroll and other liabilities	(57,217)	(65,393)
Unexpired subscriptions	3,637	7,356
Net cash provided by operating activities	64,000	77,669
Cash flows from investing activities
Purchases of marketable securities	(225,765)	(229,534)
Maturities of marketable securities	223,327	234,883
Capital expenditures	(23,065)	(45,529)
Other-net	1,982	(1,474)
Net cash used in investing activities	(23,521)	(41,654)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and finance lease obligations	(230)	(276)
Dividends paid	(14,936)	(13,128)
Capital shares:
Proceeds from stock option exercises	2,965	40,527
Share-based compensation tax withholding	(15,649)	(8,956)
Net cash (used in)/provided by financing activities	(27,850)	18,167
Net increase in cash, cash equivalents and restricted cash	12,629	54,182
Effect of exchange rate changes on cash	305	(473)
Cash, cash equivalents and restricted cash at the beginning of the period	259,799	200,936
Cash, cash equivalents and restricted cash at the end of the period	$272,733	$254,645

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2019, and December 30, 2018, and the results of operations, changes in stockholder’s equity and cash flows of the Company for the periods ended June 30, 2019, and July 1, 2018. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 30, 2018. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of June 30, 2019, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018, have not changed materially.
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
Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in the Company Headquarters, affiliate referrals (revenue generated by offering direct links to merchants in exchange for a portion of the sale price), television (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Subscription	$270,456	$260,629	$541,266	$521,222
Advertising	120,761	119,201	245,849	244,848
Other (1)	45,041	34,730	88,205	62,438
Total	$436,258	$414,560	$875,320	$828,508
(1) Other revenue includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million and $6 million for the second quarters of 2019 and 2018, respectively, and approximately $15 million and $10 million for the first six months of 2019 and 2018, respectively.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues above, for the second quarters and first six months of 2019 and 2018:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Digital-only subscription revenues:
News product subscription revenues(1)	$104,430	$93,549	$206,776	$184,125
Other product subscription revenues(2)	8,205	5,194	15,718	10,030
Total digital-only subscription revenues	$112,635	$98,743	$222,494	$194,155
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	June 30, 2019			July 1, 2018
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$55,859	$42,833	$98,692	$60,803	$41,443	$102,246
Other	6,876	15,193	22,069	7,367	9,588	16,955
Total advertising	$62,735	$58,026	$120,761	$68,170	$51,031	$119,201

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended
	June 30, 2019			July 1, 2018
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$118,201	$84,945	$203,146	$131,608	$80,140	$211,748
Other	14,079	28,624	42,703	15,506	17,594	33,100
Total advertising	$132,280	$113,569	$245,849	$147,114	$97,734	$244,848
Performance Obligations
We allocate the transaction price of our digital archive licensing contracts among the performance obligations, (i) the delivery of archival content and (ii) the delivery of updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations, as they are currently not sold separately.
As of June 30, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations (which represents the delivery of updated content to be delivered under our digital archive licensing contracts) was approximately $86 million. The Company will recognize this revenue as control of the performance obligation is transferred to the customer. We expect that approximately $10 million, $19 million and $57 million will be recognized in the remainder of 2019, 2020 and thereafter, respectively.
Contract Assets
As of June 30, 2019, and December 30, 2018, the Company had $4.0 million and $2.5 million, respectively, in contract assets recorded in Other current assets in the Condensed Consolidated Balance Sheets related to the archival content of our digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance of $1.5 million for the six months ended June 30, 2019, is primarily driven by new contract assets of $2.0 million offset by $0.5 million of consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the six months ended June 30, 2019.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $0.6 million and $2.8 million of net unrealized gains and net unrealized losses, respectively, in Accumulated other comprehensive income (“AOCI”) as of June 30, 2019, and December 30, 2018, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of June 30, 2019, and December 30, 2018:

	June 30, 2019
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$144,518	$73	$(111)	$144,480
Corporate debt securities	120,936	117	(116)	120,937
U.S. governmental agency securities	108,911	29	(120)	108,820
Commercial paper	35,063	—	—	35,063
Certificates of deposit	18,497	—	—	18,497
Total short-term AFS securities	$427,925	$219	$(347)	$427,797
Long-term AFS securities
Corporate debt securities	$103,793	$748	$(64)	$104,477
U.S. governmental agency securities	31,247	38	(8)	31,277
U.S. Treasury securities	27,098	81	(22)	27,157
Total long-term AFS securities	$162,138	$867	$(94)	$162,911

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 30, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$107,717	$—	$(232)	$107,485
Corporate debt securities	140,631	1	(464)	140,168
U.S. governmental agency securities	92,628	—	(654)	91,974
Commercial paper	8,177	—	—	8,177
Certificates of deposit	23,497	—	—	23,497
Total short-term AFS securities	$372,650	$1	$(1,350)	$371,301
Long-term AFS securities
Corporate debt securities	$130,612	$44	$(1,032)	$129,624
U.S. governmental agency securities	37,362	3	(168)	37,197
U.S. Treasury securities	47,079	5	(347)	46,737
Total long-term AFS securities	$215,053	$52	$(1,547)	$213,558

The following tables represent the AFS securities as of June 30, 2019, and December 30, 2018, that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
U.S. Treasury securities	$8,750	$(2)	$37,911	$(109)	$46,661	$(111)
Corporate debt securities	7,159	(2)	46,538	(114)	53,697	(116)
U.S. governmental agency securities	9,743	(14)	77,799	(106)	87,542	(120)
Total short-term AFS securities	$25,652	$(18)	$162,248	$(329)	$187,900	$(347)
Long-term AFS securities
Corporate debt securities	$25,839	$(54)	$10,761	$(10)	$36,600	$(64)
U.S. governmental agency securities	—	—	5,992	(8)	5,992	(8)
U.S. Treasury securities	10,988	(20)	1,101	(2)	12,089	(22)
Total long-term AFS securities	$36,827	$(74)	$17,854	$(20)	$54,681	$(94)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 30, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
U.S. Treasury securities	$70,830	$(31)	$28,207	$(201)	$99,037	$(232)
Corporate debt securities	76,886	(115)	61,459	(349)	138,345	(464)
U.S. governmental agency securities	11,664	(4)	80,311	(650)	91,975	(654)
Certificates of deposit	1,599	—	—	—	1,599	—
Total short-term AFS securities	$160,979	$(150)	$169,977	$(1,200)	$330,956	$(1,350)
Long-term AFS securities
Corporate debt securities	$81,655	$(570)	$27,265	$(462)	$108,920	$(1,032)
U.S. governmental agency securities	21,579	(36)	11,868	(132)	33,447	(168)
U.S. Treasury securities	20,479	(29)	23,762	(318)	44,241	(347)
Total long-term AFS securities	$123,713	$(635)	$62,895	$(912)	$186,608	$(1,547)

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
As of June 30, 2019, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of June 30, 2019, we have recognized no OTTI loss.
As of June 30, 2019, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 34 months, respectively. See Note 9 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of June 30, 2019, and since December 30, 2018, were as follows:

(In thousands)	Total Company
Balance as of December 30, 2018	$140,282
Foreign currency translation	(432)
Balance as of June 30, 2019	$139,850

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $5.3 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of June 30, 2019.

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
In 2016, the paper mill closed. During the fourth quarter of 2018, we received a $12.5 million cash distribution in connection with the pending liquidation of Madison. We received no distributions from Madison during the first six months of 2019 and 2018, respectively. We expect to receive a final cash distribution in 2019 in the range of $5 million to $8 million.
As of June 30, 2019, and December 30, 2018, the value of our investments in joint ventures was zero. Our proportionate share of the operating results of our investment for the quarters ended June 30, 2019, and July 1, 2018, was de minimis and was recorded in (Loss)/gain from joint ventures in our Condensed Consolidated Statements of Operations.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Realized gains and losses on non-marketable securities sold or impaired are recognized in Interest expense and other, net.
As of June 30, 2019, and December 30, 2018, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $13.3 million and $13.7 million, respectively. During the first quarter of 2019, we recorded a gain of $1.9 million from fair value adjustment related to the sale of one of our investments in Interest expense and other, net in our Condensed Consolidated Statements of Operations.
NOTE 7. DEBT OBLIGATIONS
Our indebtedness consisted of the repurchase option related to the sale-leaseback of a portion of our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”). Our total debt and finance lease obligations consisted of the following:

(In thousands)	June 30, 2019	December 30, 2018
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount (1)	$245,339	$250,000
Less unamortized (premium)/discount based on imputed interest rate of 12.0% in 2019 and 13.0% in 2018	(2,146)	3,202
Net option to repurchase ownership interest in headquarters building in 2019	247,485	246,798
Finance lease obligation (due in August 2019)	6,893	6,832
Total short-term debt and finance lease obligations	$254,378	$253,630

(1) The reduction in principal amount reflects a $4.7 million credit to the repurchase price as the result of a change in the closing date to December 2019. This credit will be accounted for as a reduction in interest expense.
See Note 9 for more information regarding the fair value of our debt and Note 15 for more information regarding finance lease obligation.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Interest expense	$7,137	$7,059	$14,196	$14,017
Amortization of debt costs and (premium)/discount on debt	(205)	813	688	1,689
Capitalized interest	(8)	(219)	(52)	(374)
Interest income and other expense, net (1)	(5,410)	(3,117)	(12,015)	(5,919)
Total interest expense and other, net	$1,514	$4,536	$2,817	$9,413

(1) The six months ended June 30, 2019, include a fair value adjustment of $1.9 million related to the sale of a non-marketable equity security.
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
The Company has accounted for the transaction as a financing transaction and accounted for the rental payments as interest expense. The difference between the purchase option price and the net sale proceeds from the transaction is being amortized over the 10-year period of 2009-2019 through interest expense.
The Lease was part of a transaction in 2009 under which the Company sold and simultaneously leased back approximately 750,000 rentable square feet, in the Company Headquarters (the “Condo Interest”). The sale price for the Condo Interest was approximately $225 million. Under the Lease, the Company has an option exercisable in December 2019 to repurchase the Condo Interest for $245.3 million.
NOTE 8. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $4.4 million and $3.9 million in the second quarters of 2019 and 2018, respectively, and $8.7 million and $7.3 million in the first six months of 2019 and 2018, respectively.
Headquarters Redesign and Consolidation
In 2017 and 2018, we redesigned our Company Headquarters, consolidated our space within a smaller number of floors and leased the additional floors to third parties. As the project was substantially completed as of December 30, 2018, we did not incur significant expenses related to these measures in the second quarter and in the first six months of 2019. We incurred $1.3 million and $3.1 million of total expenses related to these measures in the second quarter and in the first six months of 2018. We capitalized a de minimis amount and approximately $5 million in the second quarters of 2019 and 2018, respectively, and less than $1 million and $11 million in the first six months of 2019 and 2018, related to these measures.
Marketing Expenses
Marketing expense to promote our brand and products and grow our subscriber base was $36.6 million and $35.6 million in the second quarters of 2019 and 2018, respectively, and $84.1 million and $67.2 million in the first six months of 2019 and 2018, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 30, 2019, and December 30, 2018, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 30, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$255,790	$241,504
Restricted cash included within other current assets	638	642
Restricted cash included within miscellaneous assets	16,305	17,653
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$272,733	$259,799

Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Severance Costs
We recognized severance costs of $0.7 million and $2.2 million in the second quarters of 2019 and 2018, respectively, and $2.1 million and $4.6 million in the first six months of 2019 and 2018, respectively, related to workforce reductions. These costs are recorded in Selling, general and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $6.0 million and $8.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of June 30, 2019, and December 30, 2018, respectively. We anticipate most of the payments will be made within the next twelve months.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 30, 2018:

(In thousands)	June 30, 2019				December 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S. Treasury securities	$144,480	$—	$144,480	$—	$107,485	$—	$107,485	$—
Corporate debt securities	120,937	—	120,937	—	140,168	—	140,168	—
U.S. governmental agency securities	108,820	—	108,820	—	91,974	—	91,974	—
Commercial paper	35,063	—	35,063	—	8,177	—	8,177	—
Certificates of deposit	18,497	—	18,497	—	23,497	—	23,497	—
Total short-term AFS securities	$427,797	$—	$427,797	$—	$371,301	$—	$371,301	$—
Long-term AFS securities (1)
Corporate debt securities	$104,477	$—	$104,477	$—	$129,624	$—	$129,624	$—
U.S. governmental agency securities	31,277	—	31,277	—	37,197	—	37,197	—
U.S. Treasury securities	27,157	—	27,157	—	46,737	—	46,737	—
Total long-term AFS securities	$162,911	$—	$162,911	$—	$213,558	$—	$213,558	$—
Liabilities:
Deferred compensation (2)(3)	$22,132	$22,132	$—	$—	$23,211	$23,211	$—	$—

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
(3) The Company invests deferred compensation assets in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $43.1 million as of June 30, 2019, and $38.1 million as of December 30, 2018. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our debt was approximately $247 million as of June 30, 2019 and December 30, 2018, respectively. The fair value of our debt was approximately $251 million and $260 million as of June 30, 2019, and December 30, 2018, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We historically sponsored several frozen single-employer defined benefit pension plans. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). Previously, the NewsGuild of New York (the “Guild”) and the Company were joint trustees of The Guild-Times Plan. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies (the “RAP”) were merged into The New York Times Companies Pension Plan.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company and the Guild jointly sponsor the Guild-Times Adjustable Pension Plan (the “APP”), which continues to accrue active benefits.
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	June 30, 2019			July 1, 2018
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,279	$—	$1,279	$2,553	$—	$2,553
Interest cost	14,708	2,088	16,796	13,206	1,848	15,054
Expected return on plan assets	(20,259)	—	(20,259)	(20,591)	—	(20,591)
Amortization of actuarial loss	4,635	1,094	5,729	6,680	1,294	7,974
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost (1)	$(123)	$3,182	$3,059	$1,362	$3,142	$4,504

	For the Six Months Ended
	June 30, 2019			July 1, 2018
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,557	$—	$2,557	$5,200	$—	$5,200
Interest cost	29,417	4,176	33,593	26,357	3,695	30,052
Expected return on plan assets	(40,517)	—	(40,517)	(41,145)	—	(41,145)
Amortization of actuarial loss	9,270	2,188	11,458	13,442	2,588	16,030
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension (income)/cost (1)	$(245)	$6,364	$6,119	$2,882	$6,283	$9,165
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first six months of 2019 and 2018, we made pension contributions of $4.3 million and $4.2 million, respectively, to the APP. We expect contributions in 2019 to total approximately $9 million to satisfy funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$7	$5	$14	$10
Interest cost	400	369	800	738
Amortization of actuarial loss	844	1,184	1,688	2,368
Amortization of prior service credit	(1,191)	(1,643)	(2,382)	(3,182)
Net periodic postretirement benefit cost/(income) (1)	$60	$(85)	$120	$(66)

(1) The service cost component of net periodic postretirement benefit cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. INCOME TAXES
The Company had income tax expense of $9.4 million and $10.7 million in the second quarter and first six months of 2019, respectively. The Company had income tax expense of $10.0 million and $15.3 million in the second quarter and first six months of 2018, respectively. The Company’s effective tax rates from continuing operations were 27.2% and 16.2% for the second quarter and first six months of 2019, respectively. The Company received a tax benefit in the first quarter of 2019 from stock price appreciation on stock-based awards that settled in the quarter, resulting in a lower than statutory tax rate for the first six months of 2019. The Company’s effective tax rates from continuing operations were 29.8% and 25.1% for the second quarter and first six months of 2018, respectively.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.4 million and 1.9 million as of the second quarters and first six months of 2019 and 2018, respectively, resulted primarily from the dilutive effect of certain stock options, restricted stock units and performance awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the second quarters and first six months of 2019 and 2018, respectively.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of June 30, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first six months of 2019. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of June 30, 2019:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized (Loss)/Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2018	$4,677	$(520,308)	$(2,093)	$(517,724)
Other comprehensive (loss)/income before reclassifications, before tax	(127)	—	3,489	3,362
Amounts reclassified from accumulated other comprehensive loss, before tax	—	9,792	—	9,792
Income tax (benefit)/expense	(33)	2,535	912	3,414
Net current-period other comprehensive (loss)/income, net of tax	(94)	7,257	2,577	9,740
Balance as of June 30, 2019	$4,583	$(513,051)	$484	$(507,984)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the reclassifications from AOCI for the first six months ended June 30, 2019:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(3,354)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	13,146	Other components of net periodic benefit costs
Total reclassification, before tax(2)	9,792
Income tax expense	2,535	Income tax expense
Total reclassification, net of tax	$7,257
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 10 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the six months ended June 30, 2019.
NOTE 14. SEGMENT INFORMATION
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (who is the Company’s President and Chief Executive Officer) to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information. The Company has determined that it has one reportable segment. Therefore, all required segment information can be found in the Condensed Consolidated Financial Statements.
NOTE 15. LEASES
Lessee activities
Operating leases
We have operating leases for office space and equipment. We determine if an arrangement is a lease at inception. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs. Options to extend the term of operating leases are not recognized as part of the right-of-use asset until we are reasonably certain that the option will be exercised. We may terminate our leases with the notice required under the lease and upon the payment of a termination fee, if required. Our leases do not include substantial variable payments based on index or rate. After the adoption of ASU 2016-02 in 2019, for all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Condensed Consolidated Balance Sheet as of June 30, 2019 as described below.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Condensed Consolidated Balance Sheet	June 30, 2019
Operating lease right-of-use assets	Miscellaneous assets	$36,810
Current operating lease liabilities	Accrued expenses and other	$7,088
Noncurrent operating lease liabilities	Other	35,771
Total operating lease liabilities		$42,859

The total lease cost for operating leases included in Selling, general and administrative costs in our Condensed Consolidated Statement of Operations was as follows:

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Quarter Ended	For the Six Months Ended
(In thousands)	June 30, 2019
Operating lease cost	$2,308	$4,547
Short term and variable lease cost	552	1,012
Total lease cost	$2,860	$5,559
The table below presents additional information regarding operating leases:

(In thousands, except lease term and discount rate)	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,474
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$40,524
Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	5.29%
(1) Amounts for the six months ended June 30, 2019, include the transition adjustment resulting from the adoption of ASU 2016-02 as discussed in Note 2.
Maturities of lease liabilities on an annual basis for the Company's operating leases as of June 30, 2019, were as follows:

(In thousands)	Amount
2019 (6 months ending December 29, 2019)	$4,390
2020	8,220
2021	7,136
2022	6,698
2023	6,146
Later Years	19,131
Total lease payments	$51,721
Less: Interest	(8,862)
Present value of lease liabilities	$42,859

Finance lease
We have a finance lease in connection with the land at our College Point, N.Y., printing and distribution facility. Interest on the lease liability has been recorded in Interest expense and other, net in our Condensed Consolidated Statement of Operations. Repayments of the principal portion of our lease liability are recorded in financing activities and payments of interest on our lease liability are recorded in operating activities in the statement of cash flows for our finance lease.
As of June 30, 2019, the asset related to the finance lease of $5.0 million is included in Property, plant and equipment in the Condensed Consolidated Balance Sheet. As of June 30, 2019, the undiscounted cash flow related to the finance lease was $7.0 million offset by interest of $0.1 million, resulting in $6.9 million included in Short-term debt and finance lease obligations in the Condensed Consolidated Balance Sheet.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2019, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment in our Condensed Consolidated Balance Sheet was approximately $508 million and $195 million, respectively. Office space leased to third parties represents approximately 39% of rentable square feet of the Company Headquarters.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Quarter Ended	For the Six Months Ended
(In thousands)	June 30, 2019
Building rental revenue (1)	$7,436	$15,075
(1) Building rental revenue includes approximately $2.9 million and $5.8 million of sublease income for the quarter and six months ended June 30, 2019, respectively.
Maturities of lease payments to be received on an annual basis for the Company's office space operating leases as of June 30, 2019, were as follows:

(In thousands)	Amount
2019 (6 months ending December 29, 2019)	$15,123
2020	32,214
2021	32,231
2022	32,226
2023	19,301
Later Years	142,057
Total building rental revenue from operating leases	$273,152

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
The Company disagreed with both the NMDU Fund’s determination that a partial withdrawal occurred and the methodology by which it calculated the withdrawal liability, and the parties engaged in arbitration proceedings to resolve the matter. In June 2016, the arbitrator issued an interim award and opinion that supported the NMDU Fund’s determination that a partial withdrawal had occurred, and concluded that the methodology used to calculate the Initial Assessment was correct. However, the arbitrator also concluded that the NMDU Fund’s calculation of the Revised Assessment was incorrect. In July 2017, the arbitrator issued a final award and opinion reflecting the same conclusions, which both the Company and NMDU Fund challenged in federal district court. In March 2018, the court determined that a partial withdrawal had occurred, but supported the Company’s position that the NMDU Fund’s calculation of the withdrawal liability was improper. The Company appealed the court’s decision with respect to the determination that a partial withdrawal had occurred, and the NMDU Fund appealed the court’s decision with respect to the calculation of the withdrawal liability. Oral arguments were held in May 2019.
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 relating to the Initial Assessment and February 2015 relating to the Revised Assessment based on the NMDU Fund’s demand. As a result, as of June 30, 2019, we have paid $20.7 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling.
The Company had a liability of $1.4 million as of June 30, 2019, related to this matter. Management believes it is reasonably possible that the total loss in this matter could exceed the liability established by a range of zero to approximately

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$11 million.
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
Letters of Credit Commitment
We have issued letters of credit totaling $45.7 million and $48.8 million as of June 30, 2019, and December 30, 2018, respectively, in connection with the leasing of floors in the Company Headquarters. The letters of credit will expire by 2020. Approximately $51 million and $54 million of marketable securities were designated as collateral for the letters of credit, as of June 30, 2019, and December 30, 2018, respectively.
NOTE 17. SUBSEQUENT EVENTS
On July 2, 2019, the Company entered into a lease agreement for additional office space in Long Island City, N.Y., (the “LIC Lease”), which commenced in July and ends in 2035. The present value of lease liabilities associated with the LIC Lease at the commencement date was $22 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes our newspaper, print and digital products and related businesses. We have one reportable segment.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in the Company Headquarters, affiliate referrals, television (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce. Our main operating costs are employee-related costs.
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
Financial Highlights
For the second quarter of 2019, diluted earnings per share from continuing operations were $0.15, compared with $0.14 for the second quarter of 2018. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.17 for the second quarters of 2019 and 2018.
The Company had an operating profit of $37.9 million in the second quarter of 2019, compared with $40.0 million in the second quarter of 2018. The decrease was principally driven by higher costs that more than offset higher digital-only subscription revenues, other revenues and digital advertising revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $55.6 million and $59.4 million for the second quarters of 2019 and 2018, respectively, primarily as a result of the factors identified above.
Total revenues increased 5.2% to $436.3 million in the second quarter of 2019 from $414.6 million in the second quarter of 2018, primarily driven by an increase in digital-only subscription revenues, other revenues and digital advertising revenues, partially offset by a decrease in print advertising and subscription revenues.
Operating costs increased in the second quarter of 2019 to $398.3 million from $373.3 million in the second quarter of 2018, largely due to higher content costs, including growth in the number of newsroom employees and costs related to our television series, “The Weekly,” as well as labor and raw material costs from commercial printing and advertising costs. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the second quarter of 2019 to $380.7 million from $355.2 million in the second quarter of 2018, primarily as a result of the factors identified above.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Revenues
Subscription	$270,456	$260,629	3.8%	$541,266	$521,222	3.8%
Advertising	120,761	119,201	1.3%	245,849	244,848	0.4%
Other	45,041	34,730	29.7%	88,205	62,438	41.3%
Total revenues	436,258	414,560	5.2%	875,320	828,508	5.7%
Operating costs
Production costs:
Wages and benefits	103,959	92,754	12.1%	206,867	184,747	12.0%
Raw materials	19,158	17,826	7.5%	38,996	34,518	13.0%
Other production costs	49,897	45,277	10.2%	95,234	90,933	4.7%
Total production costs	173,014	155,857	11.0%	341,097	310,198	10.0%
Selling, general and administrative costs	210,131	203,368	3.3%	431,594	411,991	4.8%
Depreciation and amortization	15,180	14,081	7.8%	30,098	29,122	3.4%
Total operating costs	398,325	373,306	6.7%	802,789	751,311	6.9%
Headquarters redesign and consolidation	—	1,252	*	—	3,140	*
Operating profit	37,933	40,002	(5.2)%	72,531	74,057	(2.1)%
Other components of net periodic benefit costs	1,833	1,863	(1.6)%	3,668	3,891	(5.7)%
(Loss)/gain from joint ventures	—	(8)	*	—	7	*
Interest expense and other, net	1,514	4,536	(66.6)%	2,817	9,413	(70.1)%
Income from continuing operations before income taxes	34,586	33,595	2.9%	66,046	60,760	8.7%
Income tax expense	9,415	9,999	(5.8)%	10,719	15,250	(29.7)%
Net income	25,171	23,596	6.7%	55,327	45,510	21.6%
Net loss/(income) attributable to the noncontrolling interest	—	1	*	—	(1)	*
Net income attributable to The New York Times Company common stockholders	$25,171	$23,597	6.7%	$55,327	$45,509	21.6%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword and Cooking products), and single-copy and bulk sales of our print products (which represent less than 10% of these revenues). Revenues from our digital-only news subscriptions include e-readers and replica editions. Our Cooking product first launched as a paid digital product in the third quarter of 2017. Subscription revenues are based on both the number of copies of the print newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 3.8% in the second quarter and in the first six months of 2019 compared with the same prior-year period, primarily due to year-over-year growth of 30.7% in the number of subscriptions to the Company’s digital subscription products.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues, for the second quarters and first six months of 2019 and 2018:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$104,430	$93,549	11.6%	$206,776	$184,125	12.3%
Other product subscription revenues(2)	8,205	5,194	58.0%	15,718	10,030	56.7%
Total digital-only subscription revenues	$112,635	$98,743	14.1%	$222,494	$194,155	14.6%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of the end of the second quarters of 2019 and 2018:

	For the Quarters Ended
(In thousands)	June 30, 2019	July 1, 2018	% Change
Digital-only subscriptions:
News product subscriptions(1)	2,988	2,398	24.6%
Other product subscriptions(2)	792	494	60.3%
Total digital-only subscriptions	3,780	2,892	30.7%
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

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	June 30, 2019			July 1, 2018			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$55,859	$42,833	$98,692	$60,803	$41,443	$102,246	(8.1)%	3.4%	(3.5)%
Other	6,876	15,193	22,069	7,367	9,588	16,955	(6.7)%	58.5%	30.2%
Total advertising	$62,735	$58,026	$120,761	$68,170	$51,031	$119,201	(8.0)%	13.7%	1.3%

	For the Six Months Ended
	June 30, 2019			July 1, 2018			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$118,201	$84,945	$203,146	$131,608	$80,140	$211,748	(10.2)%	6.0%	(4.1)%
Other	14,079	28,624	42,703	15,506	17,594	33,100	(9.2)%	62.7%	29.0%
Total advertising	$132,280	$113,569	$245,849	$147,114	$97,734	$244,848	(10.1)%	16.2%	0.4%
Print advertising revenues, which represented 51.9% of total advertising revenues for the second quarter of 2019 and 53.8% of total advertising revenues for the first six months of 2019, declined 8.0% to $62.7 million in the second quarter of 2019 and 10.1% to $132.3 million in the first six months of 2019, compared with $68.2 million and $147.1 million, respectively, in the same prior-year periods. The decline in print advertising revenues in the second quarter and in the first six months of 2019 compared with the same periods in the prior year was driven by a continued decline in display advertising revenue. The decline in display advertising revenue in the second quarter of 2019 was primarily in the financial, retail and media categories, partially offset by growth in the technology category. The decline in display advertising revenue in the first six months of 2019 was primarily in the financial, luxury, media and retail categories, partially offset by growth in the technology category.
Digital advertising revenues, which represented 48.1% of total advertising revenues for the second quarter of 2019 and 46.2% of total advertising revenues for the first six months of 2019, increased 13.7% to $58.0 million in the second quarter of 2019 and 16.2% to $113.6 million in the first six months of 2019, compared with $51.0 million and $97.7 million, respectively, in the same prior-year periods. The increase in digital advertising revenue for the second quarter and first six months of 2019 compared with the same periods in the prior year primarily reflected growth in direct-sold advertising revenue on our digital platforms, including podcasts and creative services.
Other Revenues
Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in the Company Headquarters, affiliate referrals, television (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Other revenues increased 29.7% in the second quarter of 2019 and 41.3% in the first six months of 2019, compared with the same prior-year periods. The increase in other revenues for the second quarter of 2019 compared with the same period in the prior year is primarily a result of revenue earned from our television series, “The Weekly,” and growth in our commercial printing operations. The increase in other revenues for the first six months of 2019 compared with the same period in the prior year is primarily a result of growth in our commercial printing operations, revenue earned from “The Weekly,” and additional floors of rental revenue from the Company Headquarters.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Production costs:
Wages and benefits	$103,959	$92,754	12.1%	$206,867	$184,747	12.0%
Raw materials	19,158	17,826	7.5%	38,996	34,518	13.0%
Other production costs	49,897	45,277	10.2%	95,234	90,933	4.7%
Total production costs	173,014	155,857	11.0%	341,097	310,198	10.0%
Selling, general and administrative costs	210,131	203,368	3.3%	431,594	411,991	4.8%
Depreciation and amortization	15,180	14,081	7.8%	30,098	29,122	3.4%
Total operating costs	$398,325	$373,306	6.7%	$802,789	$751,311	6.9%
Production Costs
Production costs include items such as labor costs, raw materials and machinery and equipment expenses related to news gathering and production activity, as well as costs related to producing branded content.
Production costs increased in the second quarter of 2019 by $17.2 million compared with the second quarter of 2018, primarily driven by a $11.2 million increase in wage and benefits, a $4.6 million increase in other production costs and a $1.3 million increase in raw materials. The increase in wages and benefits was largely due to our newsroom and commercial printing operations. The increase in other production costs was primarily due to expenses incurred in connection with our television series ,“The Weekly.” The increase in raw materials was largely due to higher volume as a result of commercial printing operations and higher newsprint prices.
Production costs increased in the first six months of 2019 by $30.9 million compared with the first six months of 2018, primarily driven by a $22.1 million increase in wage and benefits, a $4.5 million increase in raw materials and a $4.3 million increase in other production costs. The increase in wages and benefits was largely due to our newsroom and commercial printing operations. The increase in raw materials was largely due to higher volume as a result of commercial printing operations and higher newsprint prices, partially offset by lower newsprint copies. The increase in other production costs was primarily due to expenses incurred in connection with our television series, “The Weekly.”
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs in the second quarter of 2019 increased by $6.8 million compared with the second quarter of 2018 driven primarily by a $10.0 million increase in wages and benefits to support growth initiatives, partially offset by $1.6 million in lower severance costs.
Selling, general and administrative costs in the first six months of 2019 increased by $19.6 million compared with the first six months of 2018 driven primarily by a $16.9 million increase in marketing expenses largely due to an increase in subscription acquisition and brand marketing costs and a $9.5 million increase in wages and benefits to support growth initiatives, partially offset by a $3.6 million decrease in outside services and $2.6 million in lower severance costs.
Depreciation and Amortization
Depreciation and amortization costs in the second quarter and first six months of 2019 increased $1.1 million and $1.0 million, respectively, compared with the same prior-year periods primarily due to building and software projects that were placed in service and started depreciating in the second half of 2018.
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
There were no special items in 2019.
The special item in 2018 consisted of:

•
A $1.3 million charge ($0.9 million after tax or $.01 per share) in the second quarter and a $1.9 million charge ($1.4 million after tax or $.01 per share) in the first quarter in connection with the redesign and consolidation of space in the Company Headquarters.

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

	For the Quarters Ended			For the Six Months Ended
	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Diluted earnings per share from continuing operations	$0.15	$0.14	7.1%	$0.33	$0.27	22.2%
Add:
Severance	—	0.01	*	0.01	0.03	(66.7)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—%	0.02	0.02	—%
Other components of net periodic benefit costs	0.01	0.01	—%	0.02	0.03	(33.3)%
Special item:
Headquarters redesign and consolidation	—	0.01	*	—	0.02	*
Income tax expense of adjustments	(0.01)	(0.01)	—%	(0.01)	(0.03)	(66.7)%
Adjusted diluted earnings per share from continuing operations(1)	$0.17	$0.17	—%	$0.37	$0.34	8.8%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Operating profit	$37,933	$40,002	(5.2)%	$72,531	$74,057	(2.1)%
Add:
Depreciation & amortization	15,180	14,081	7.8%	30,098	29,122	3.4%
Severance	672	2,244	(70.1)%	2,075	4,633	(55.2)%
Multiemployer pension plan withdrawal costs	1,801	1,791	0.6%	3,250	3,895	(16.6)%
Special items:
Headquarters redesign and consolidation	—	1,252	*	—	3,140	*
Adjusted operating profit	$55,586	$59,370	(6.4)%	$107,954	$114,847	(6.0)%
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	% Change	June 30, 2019	July 1, 2018	% Change
Operating costs	$398,325	$373,306	6.7%	$802,789	$751,311	6.9%
Less:
Depreciation & amortization	15,180	14,081	7.8%	30,098	29,122	3.4%
Severance	672	2,244	(70.1)%	2,075	4,633	(55.2)%
Multiemployer pension plan withdrawal costs	1,801	1,791	0.6%	3,250	3,895	(16.6)%
Adjusted operating costs	$380,672	$355,190	7.2%	$767,366	$713,661	7.5%

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 30, 2019, we had cash, cash equivalents and short- and long-term marketable securities of $846.5 million and total debt and finance lease obligations of $254.4 million. Accordingly, our cash, cash equivalents, and marketable securities exceeded total debt and finance lease obligations by $592.1 million. Our cash and investment balances have increased since the end of 2018, primarily due to cash proceeds from operating activities and lower capital expenditures, partially offset by share based compensation tax withholding and dividend payments.
We paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock from late 2013 through early 2019. In February 2019, the Board of Directors approved an increase in the quarterly dividend to $0.05 per share, which was paid in April 2019. In June 2019, the Board of Directors declared a quarterly dividend of $0.05 per share on the Class A and Class B Common Stock, which was paid in July 2019. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In March 2009, we entered into an agreement to sell and simultaneously lease back the Condo Interest in the Company Headquarters. The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. We have an option, exercisable in December 2019, to repurchase the Condo Interest for $245.3 million, and we have provided notice of our intent to exercise this option. We believe that exercising this option is in the best interest of the Company given that the market value of the Condo Interest exceeds the exercise price, and we plan to use existing cash and marketable securities for this repurchase.
In addition, on August 1, 2019, using existing cash, we purchased the previously leased land at our College Point, N.Y., printing and distribution facility for $6.9 million.
We expect to receive a final cash distribution of approximately $5 million to $8 million related to the wind down of our Madison investment in 2019. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 30, 2019	July 1, 2018	% Change
Operating activities	$64,000	$77,669	(17.6)%
Investing activities	$(23,521)	$(41,654)	(43.5)%
Financing activities	$(27,850)	$18,167	*
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities decreased in the first six months of 2019 compared with the same prior-year period due to higher cash tax payments, lower cash received from subscriptions, partially offset by higher cash collections from customers and lower incentive compensation payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2019 was primarily related to approximately $23 million in capital expenditures payments and $2 million in net purchases of marketable securities.

Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, the payment of long-term debt and finance lease obligations and share-based compensation tax withholding.
Net cash used in financing activities in the first six months of 2019 was primarily related to stock-based compensation tax withholding payments of $15.6 million and dividend payments of $14.9 million, partially offset by proceeds from stock option exercises of approximately $3 million.
Restricted Cash
We were required to maintain $16.9 million of restricted cash as of June 30, 2019, and $18.3 million as of December 30, 2018, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $24 million and $34 million in the first six months of 2019 and 2018, respectively. The decrease in capital expenditures was primarily driven by higher expenditures in the first six months of 2018 related to the redesign and consolidation of space in the Company Headquarters. The cash payments related to capital expenditures totaled approximately $23 million and $46 million in the first six months of 2019 and 2018, respectively.
Third-Party Financing
As of June 30, 2019, our current indebtedness primarily consisted of the repurchase option related to a sale-leaseback of a portion of the Company Headquarters. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding our total debt and finance lease obligations. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of our short-term debt.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 30, 2019, our critical accounting policies have not changed from December 30, 2018.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018. As of June 30, 2019, our contractual obligations and off-balance sheet arrangements have not changed materially from December 30, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 30, 2018, details our disclosures about market risk. As of June 30, 2019, there were no material changes in our market risks from December 30, 2018.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of June 30, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first six months of 2019. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 7, 2019	/s/ /Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)