Form 10-Q
period 2019-09-29
NEW YORK TIMES CO
filed 2019-11-06
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of November 1, 2019 (exclusive of treasury shares):

Class A Common Stock	165,235,217	shares
Class B Common Stock	803,404	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 29, 2019 (unaudited) and December 30, 2018	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 29, 2019 and September 30, 2018	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 29, 2019 and September 30, 2018	4
		Condensed Consolidated Statements of Changes In Stockholder’s Equity (unaudited) for the quarters and nine months ended September 29, 2019 and September 30, 2018	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 29, 2019 and September 30, 2018	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures about Market Risk	35
Item	4	Controls and Procedures	36

PART II		Other Information	37
Item	1	Legal Proceedings	37
Item	1A	Risk Factors	37
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item	6	Exhibits	38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 29, 2019	December 30, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$283,795	$241,504
Short-term marketable securities	376,863	371,301
Accounts receivable (net of allowances of $13,626 in 2019 and $13,249 in 2018)	167,081	222,464
Prepaid expenses	31,442	25,349
Other current assets	50,108	33,328
Total current assets	909,289	893,946
Other assets
Long-term marketable securities	217,265	213,558
Property, plant and equipment (less accumulated depreciation and amortization of $939,234 in 2019 and $911,845 in 2018)	627,059	638,846
Goodwill	137,256	140,282
Deferred income taxes	124,412	128,431
Miscellaneous assets	239,680	182,060
Total assets	$2,254,961	$2,197,123
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 29, 2019	December 30, 2018
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$106,867	$111,553
Accrued payroll and other related liabilities	99,055	104,543
Unexpired subscriptions revenue	86,748	84,044
Short-term debt and finance lease obligations	246,208	253,630
Accrued expenses and other	120,904	119,534
Total current liabilities	659,782	673,304
Other liabilities
Pension benefits obligation	333,312	362,940
Postretirement benefits obligation	37,651	40,391
Other	126,450	77,847
Total other liabilities	497,413	481,178
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2019 – 174,106,014; 2018 – 173,158,414 (including treasury shares: 2019 – 8,870,801; 2018 – 8,870,801)	17,411	17,316
Class B – convertible – authorized and issued shares: 2019 – 803,408; 2018 – 803,408	80	80
Additional paid-in capital	203,293	206,316
Retained earnings	1,552,788	1,506,004
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	2,254	4,677
Funded status of benefit plans	(509,403)	(520,308)
Net unrealized gain/(loss) on available-for-sale securities	694	(2,093)
Total accumulated other comprehensive loss, net of income taxes	(506,455)	(517,724)
Total New York Times Company stockholders’ equity	1,095,906	1,040,781
Noncontrolling interest	1,860	1,860
Total stockholders’ equity	1,097,766	1,042,641
Total liabilities and stockholders’ equity	$2,254,961	$2,197,123
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(13 weeks)		(39 weeks)
Revenues
Subscription	$267,302	$257,796	$808,568	$779,018
Advertising	113,531	121,677	359,380	366,525
Other	47,668	37,873	135,873	100,311
Total revenues	428,501	417,346	1,303,821	1,245,854
Operating costs
Production costs:
Wages and benefits	106,377	95,941	313,244	280,688
Raw materials	18,531	19,972	57,527	54,490
Other production costs	53,868	47,521	149,102	138,454
Total production costs	178,776	163,434	519,873	473,632
Selling, general and administrative costs	207,226	202,473	638,820	614,464
Depreciation and amortization	15,450	14,847	45,548	43,969
Total operating costs	401,452	380,754	1,204,241	1,132,065
Headquarters redesign and consolidation	—	—	—	3,140
Restructuring charge	4,008	—	4,008	—
Gain from pension liability adjustment	(2,045)	(4,851)	(2,045)	(4,851)
Operating profit	25,086	41,443	97,617	115,500
Other components of net periodic benefit costs	1,834	2,335	5,502	6,226
Loss from joint ventures	—	(16)	—	(9)
Interest expense and other, net	755	4,026	3,572	13,439
Income from continuing operations before income taxes	22,497	35,066	88,543	95,826
Income tax expense	6,070	10,092	16,789	25,342
Net income	16,427	24,974	71,754	70,484
Net loss attributable to the noncontrolling interest	—	2	—	1
Net income attributable to The New York Times Company common stockholders	$16,427	$24,976	$71,754	$70,485
Average number of common shares outstanding:
Basic	166,148	165,064	165,976	164,742
Diluted	167,555	166,966	167,384	166,671
Basic earnings per share attributable to The New York Times Company common stockholders	$0.10	$0.15	$0.43	$0.43
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.10	$0.15	$0.43	$0.42
Dividends declared per share	$0.05	$0.04	$0.15	$0.12
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(13 weeks)		(39 weeks)
Net income	$16,427	$24,974	$71,754	$70,484
Other comprehensive income, before tax:
Loss on foreign currency translation adjustments	(3,159)	(567)	(3,286)	(2,923)
Pension and postretirement benefits obligation	4,893	8,009	14,685	24,850
Net unrealized gain/(loss) on available-for-sale securities	284	314	3,773	(784)
Other comprehensive income, before tax	2,018	7,756	15,172	21,143
Income tax expense	489	2,031	3,903	5,535
Other comprehensive income, net of tax	1,529	5,725	11,269	15,608
Comprehensive income	17,956	30,699	83,023	86,092
Comprehensive loss attributable to the noncontrolling interest	—	2	—	1
Comprehensive income attributable to The New York Times Company common stockholders	$17,956	$30,701	$83,023	$86,093
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 29, 2019 and September 30, 2018
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, July 1, 2018	$17,376	$201,601	$1,439,121	$(171,211)	$(507,281)	$979,606	$85	$979,691
Net income	—	—	24,976	—	—	24,976	(2)	24,974
Dividends	—	—	(6,634)	—	—	(6,634)	—	(6,634)
Other comprehensive income	—	—	—	—	5,725	5,725	—	5,725
Issuance of shares:
Stock options – 34,000 Class A shares	3	120	—	—	—	123	—	123
Restricted stock units vested – 7,648 Class A shares	1	(92)	—	—	—	(91)	—	(91)
Stock-based compensation	—	2,883	—	—	—	2,883	—	2,883
Balance, September 30, 2018	$17,380	$204,512	$1,457,463	$(171,211)	$(501,556)	$1,006,588	$83	$1,006,671

Balance, June 30, 2019	$17,488	$200,356	$1,544,694	$(171,211)	$(507,984)	$1,083,343	$1,860	$1,085,203
Net income	—	—	16,427	—	—	16,427	—	16,427
Dividends	—	—	(8,333)	—	—	(8,333)	—	(8,333)
Other comprehensive income	—	—	—	—	1,529	1,529	—	1,529
Issuance of shares:
Stock options – 3,000 Class A shares	—	33	—	—	—	33	—	33
Restricted stock units vested – 25,512 Class A shares	3	(3)	—	—	—	—	—	—
Stock-based compensation	—	2,907	—	—	—	2,907	—	2,907
Balance, September 29, 2019	$17,491	$203,293	$1,552,788	$(171,211)	$(506,455)	$1,095,906	$1,860	$1,097,766

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 29, 2019 and September 30, 2018
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2017	$17,108	$164,275	$1,310,136	$(171,211)	$(423,029)	$897,279	$84	$897,363
Impact of adopting new accounting guidance	—	—	96,707	—	(94,135)	2,572	—	2,572
Net income	—	—	70,485	—	—	70,485	(1)	70,484
Dividends	—	—	(19,865)	—	—	(19,865)	—	(19,865)
Other comprehensive income	—	—	—	—	15,608	15,608	—	15,608
Issuance of shares:
Stock options – 2,219,201 Class A shares	222	40,428	—	—	—	40,650	—	40,650
Restricted stock units vested – 230,822 Class A shares	23	(3,168)	—	—	—	(3,145)	—	(3,145)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	8,907	—	—	—	8,907	—	8,907
Balance, September 30, 2018	$17,380	$204,512	$1,457,463	$(171,211)	$(501,556)	$1,006,588	$83	$1,006,671

Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
Net income	—	—	71,754	—	—	71,754	—	71,754
Dividends	—	—	(24,970)	—	—	(24,970)	—	(24,970)
Other comprehensive income	—	—	—	—	11,269	11,269	—	11,269
Issuance of shares:
Stock options – 282,510 Class A shares	28	2,970	—	—	—	2,998	—	2,998
Restricted stock units vested – 246,599 Class A shares	25	(3,750)	—	—	—	(3,725)	—	(3,725)
Performance-based awards – 418,491 Class A shares	42	(11,966)	—	—	—	(11,924)	—	(11,924)
Stock-based compensation	—	9,723	—	—	—	9,723	—	9,723
Balance, September 29, 2019	$17,491	$203,293	$1,552,788	$(171,211)	$(506,455)	$1,095,906	$1,860	$1,097,766

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 29, 2019	September 30, 2018
	(39 weeks)
Cash flows from operating activities
Net income	$71,754	$70,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,548	43,969
Stock-based compensation expense	9,723	9,969
Long-term retirement benefit obligations	(17,648)	(19,769)
Fair market value adjustment on life insurance products	(2,215)	(823)
Other-net	(3,350)	1,183
Changes in operating assets and liabilities:
Accounts receivable-net	55,383	27,024
Other assets	(17,401)	6,226
Accounts payable, accrued payroll and other liabilities	(22,898)	(28,702)
Unexpired subscriptions	2,704	6,815
Net cash provided by operating activities	121,600	116,376
Cash flows from investing activities
Purchases of marketable securities	(466,108)	(386,842)
Maturities of marketable securities	458,810	346,601
Capital expenditures	(33,101)	(61,983)
Other-net	3,141	(1,585)
Net cash used in investing activities	(37,258)	(103,809)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and finance lease obligations	(7,220)	(414)
Dividends paid	(23,269)	(19,761)
Capital shares:
Proceeds from stock option exercises	2,998	40,650
Share-based compensation tax withholding	(15,648)	(9,048)
Net cash (used in)/provided by financing activities	(43,139)	11,427
Net increase in cash, cash equivalents and restricted cash	41,203	23,994
Effect of exchange rate changes on cash	(202)	(540)
Cash, cash equivalents and restricted cash at the beginning of the period	259,799	200,936
Cash, cash equivalents and restricted cash at the end of the period	$300,800	$224,390

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 29, 2019, and December 30, 2018, and the results of operations, changes in stockholder’s equity and cash flows of the Company for the periods ended September 29, 2019, and September 30, 2018. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 30, 2018. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of September 29, 2019, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018, have not changed materially.
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

2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General	Fiscal years ending after December 15, 2020. Early adoption is permitted.
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
The FASB issued authoritative guidance that modifies the disclosure requirements on fair value measurements. The amendments of disclosures related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently in the process of evaluating the impact of this guidance on our disclosures.

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
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Subscription	$267,302	$257,796	$808,568	$779,018
Advertising	113,531	121,677	359,380	366,525
Other (1)	47,668	37,873	135,873	100,311
Total	$428,501	$417,346	$1,303,821	$1,245,854
(1) Other revenue includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $8 million and $7 million for the third quarters of 2019 and 2018, respectively, and approximately $23 million and $17 million for the first nine months of 2019 and 2018, respectively.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues above, for the third quarters and first nine months of 2019 and 2018:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Digital-only subscription revenues:
News product subscription revenues(1)	$107,009	$95,568	$313,785	$279,693
Other product subscription revenues(2)	8,855	5,639	24,573	15,669
Total digital-only subscription revenues	$115,864	$101,207	$338,358	$295,362
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	September 29, 2019			September 30, 2018
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$51,702	$36,202	$87,904	$57,245	$43,730	$100,975
Other	7,176	18,451	25,627	6,676	14,026	20,702
Total advertising	$58,878	$54,653	$113,531	$63,921	$57,756	$121,677

	For the Nine Months Ended
	September 29, 2019			September 30, 2018
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$169,903	$121,147	$291,050	$188,853	$123,870	$312,723
Other	21,255	47,075	68,330	22,182	31,620	53,802
Total advertising	$191,158	$168,222	$359,380	$211,035	$155,490	$366,525

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Obligations
We have remaining performance obligations related to digital archive licensing and certain advertising contracts. As of September 29, 2019, the aggregate amount of transaction price allocated to the remaining performance obligations was approximately $95 million. The Company will recognize this revenue as control of the performance obligation is transferred to the customer. We expect that approximately $7 million, $25 million and $63 million will be recognized in the remainder of 2019, 2020 and thereafter, respectively.
These remaining performance obligations exclude contracts that have an original expected duration of one year or less.
Contract Assets
As of September 29, 2019, and December 30, 2018, the Company had $3.7 million and $2.5 million, respectively, in contract assets recorded in Other current assets in the Condensed Consolidated Balance Sheets. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance of $1.2 million for the nine months ended September 29, 2019, is primarily driven by new contract assets of $1.9 million offset by $0.7 million of consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the nine months ended September 29, 2019.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $0.9 million and $2.8 million of net unrealized gains and net unrealized losses, respectively, in Accumulated other comprehensive income (“AOCI”) as of September 29, 2019, and December 30, 2018, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of September 29, 2019, and December 30, 2018:

	September 29, 2019
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$123,224	$46	$(47)	$123,223
Corporate debt securities	109,792	263	(36)	110,019
Commercial paper	69,298	—	—	69,298
U.S. governmental agency securities	60,515	15	(17)	60,513
Certificates of deposit	13,810	—	—	13,810
Total short-term AFS securities	$376,639	$324	$(100)	$376,863
Long-term AFS securities
Corporate debt securities	$93,989	$696	$(22)	$94,663
U.S. Treasury securities	71,313	121	(67)	71,367
U.S. governmental agency securities	51,258	27	(50)	51,235
Total long-term AFS securities	$216,560	$844	$(139)	$217,265

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 30, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$107,717	$—	$(232)	$107,485
Corporate debt securities	140,631	1	(464)	140,168
Commercial paper	8,177	—	—	8,177
U.S. governmental agency securities	92,628	—	(654)	91,974
Certificates of deposit	23,497	—	—	23,497
Total short-term AFS securities	$372,650	$1	$(1,350)	$371,301
Long-term AFS securities
Corporate debt securities	$130,612	$44	$(1,032)	$129,624
U.S. Treasury securities	47,079	5	(347)	46,737
U.S. governmental agency securities	37,362	3	(168)	37,197
Total long-term AFS securities	$215,053	$52	$(1,547)	$213,558

The following tables represent the AFS securities as of September 29, 2019, and December 30, 2018, that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 29, 2019
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
U.S. Treasury securities	$14,863	$(7)	$23,113	$(40)	$37,976	$(47)
Corporate debt securities	12,678	(3)	36,975	(33)	49,653	(36)
U.S. governmental agency securities	4,998	—	23,188	(17)	28,186	(17)
Total short-term AFS securities	$32,539	$(10)	$83,276	$(90)	$115,815	$(100)
Long-term AFS securities
Corporate debt securities	$11,008	$(15)	$8,004	$(7)	$19,012	$(22)
U.S. Treasury securities	35,727	(67)	—	—	35,727	(67)
U.S. governmental agency securities	41,958	(50)	—	—	41,958	(50)
Total long-term AFS securities	$88,693	$(132)	$8,004	$(7)	$96,697	$(139)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 30, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
U.S. Treasury securities	$70,830	$(31)	$28,207	$(201)	$99,037	$(232)
Corporate debt securities	76,886	(115)	61,459	(349)	138,345	(464)
U.S. governmental agency securities	11,664	(4)	80,311	(650)	91,975	(654)
Total short-term AFS securities	$159,380	$(150)	$169,977	$(1,200)	$329,357	$(1,350)
Long-term AFS securities
Corporate debt securities	$81,655	$(570)	$27,265	$(462)	$108,920	$(1,032)
U.S. governmental agency securities	21,579	(36)	11,868	(132)	33,447	(168)
U.S. Treasury securities	20,479	(29)	23,762	(318)	44,241	(347)
Total long-term AFS securities	$123,713	$(635)	$62,895	$(912)	$186,608	$(1,547)

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
As of September 29, 2019, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 29, 2019, we have recognized no OTTI loss.
As of September 29, 2019, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 34 months, respectively. See Note 9 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of September 29, 2019, and since December 30, 2018, were as follows:

(In thousands)	Total Company
Balance as of December 30, 2018	$140,282
Foreign currency translation	(3,026)
Balance as of September 29, 2019	$137,256

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $3.3 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of September 29, 2019.

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
In 2016, the paper mill closed. During the fourth quarter of 2018, we received a $12.5 million cash distribution in connection with the pending liquidation of Madison. We received no distributions from Madison during the first nine months of 2019 and 2018, respectively. We expect to receive a final cash distribution in the range of $5 million to $8 million.
As of September 29, 2019, and December 30, 2018, the value of our investments in joint ventures was zero. Our proportionate share of the operating results of our investment for the quarters ended September 29, 2019, and September 30, 2018, was de minimis and was recorded in Loss from joint ventures in our Condensed Consolidated Statements of Operations.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Realized gains and losses on non-marketable securities sold or impaired are recognized in Interest expense and other, net.
As of September 29, 2019, and December 30, 2018, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $13.3 million and $13.7 million, respectively. During the first quarter of 2019, we recorded a gain of $1.9 million from fair value adjustment related to the sale of one of our investments in Interest expense and other, net in our Condensed Consolidated Statements of Operations.
NOTE 7. DEBT OBLIGATIONS
Our indebtedness consisted of the repurchase option related to the sale-leaseback of a portion of our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”). Our total debt and finance lease obligations consisted of the following:

(In thousands)	September 29, 2019	December 30, 2018
Option to repurchase ownership interest in headquarters building in 2019:
Principal amount (1)	$245,339	$250,000
Less unamortized (premium)/discount based on imputed interest rate of 12.0% in 2019 and 13.0% in 2018	(869)	3,202
Net option to repurchase ownership interest in headquarters building in 2019	246,208	246,798
Finance lease obligation (2)	—	6,832
Total short-term debt and finance lease obligations	$246,208	$253,630

(1) The reduction in principal amount reflects a $4.7 million credit to the repurchase price as the result of a change in the closing date to December 2019. This credit is accounted for as a reduction in interest expense.
(2) On August 1, 2019, we purchased the previously leased land at our College Point, N.Y., printing and distribution facility, which resulted in the settlement of our finance lease obligation.
See Note 9 for more information regarding the fair value of our debt and Note 15 for more information regarding finance lease obligation.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Interest expense	$7,118	$7,061	$21,314	$21,078
Amortization of debt costs and (premium)/discount on debt	(1,278)	839	(590)	2,528
Capitalized interest	(7)	(38)	(59)	(412)
Interest income and other expense, net (1)	(5,078)	(3,836)	(17,093)	(9,755)
Total interest expense and other, net	$755	$4,026	$3,572	$13,439

(1) The nine months ended September 29, 2019, include a fair value adjustment of $1.9 million related to the sale of a non-marketable equity security.
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
The Lease was part of a transaction in 2009 under which the Company sold and simultaneously leased back approximately 750,000 rentable square feet, in the Company Headquarters (the “Condo Interest”). The sale price for the Condo Interest was approximately $225 million. In December 2019, we expect to repurchase the Condo Interest for $245.3 million.
Revolving Credit Facility
In September 2019, the Company entered into a $250.0 million five-year unsecured revolving credit facility (the “Credit Facility”). Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates based on our utilization and consolidated leverage ratio. The Credit Facility contains various customary affirmative and negative covenants. In addition, the Company is obligated to pay a quarterly unused commitment fee of 0.20%.
As of September 29, 2019, there were no outstanding borrowings under the Credit Facility and the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Credit Facility.
NOTE 8. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $4.4 million and $4.1 million in the third quarters of 2019 and 2018, respectively, and $13.1 million and $11.4 million in the first nine months of 2019 and 2018, respectively.
Headquarters Redesign and Consolidation
In 2017 and 2018, we redesigned our Company Headquarters, consolidated our space within a smaller number of floors and leased the additional floors to third parties. As the project was substantially completed as of December 30, 2018, we did not incur significant expenses related to these measures in the third quarter and in the first nine months of 2019. We did not incur significant expenses in the third quarter of 2018 and incurred $3.1 million of total expenses in the first nine months of 2018 related to these measures. We capitalized a de minimis amount and approximately $3 million in the third quarters of 2019 and 2018, respectively, and less than $1 million and $14 million in the first nine months of 2019 and 2018, related to these measures.
Marketing Expenses
Marketing expense to promote our brand and products and grow our subscriber base was $38.4 million and $40.4 million in the third quarters of 2019 and 2018, respectively, and $122.5 million and $107.6 million in the first nine months of 2019 and 2018, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 29, 2019, and December 30, 2018, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 29, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$283,795	$241,504
Restricted cash included within other current assets	613	642
Restricted cash included within miscellaneous assets	16,392	17,653
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$300,800	$259,799

Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Restructuring Charge
We recognized a restructuring charge of $4.0 million in the third quarter of 2019, which included impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC. These costs are recorded in Restructuring charge in our Condensed Consolidated Statements of Operations.
Severance Costs
We recognized severance costs of $0.3 million in each of the third quarters of 2019 and 2018, and $2.4 million and $4.9 million in the first nine months of 2019 and 2018, respectively, related to workforce reductions. These costs are recorded in Selling, general and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $8.1 million and $8.3 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of September 29, 2019, and December 30, 2018, respectively. The September 29, 2019 balance includes severance liabilities related to the restructuring charge recorded in our Condensed Consolidated Statements of Operations. We anticipate most of the payments will be made within the next twelve months.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2019, and December 30, 2018:

(In thousands)	September 29, 2019				December 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S. Treasury securities	$123,223	$—	$123,223	$—	$107,485	$—	$107,485	$—
Corporate debt securities	110,019	—	110,019	—	140,168	—	140,168	—
Commercial paper	69,298	—	69,298	—	8,177	—	8,177	—
U.S. governmental agency securities	60,513	—	60,513	—	91,974	—	91,974	—
Certificates of deposit	13,810	—	13,810	—	23,497	—	23,497	—
Total short-term AFS securities	$376,863	$—	$376,863	$—	$371,301	$—	$371,301	$—
Long-term AFS securities (1)
Corporate debt securities	$94,663	$—	$94,663	$—	$129,624	$—	$129,624	$—
U.S. Treasury securities	71,367	—	71,367	—	46,737	—	46,737	—
U.S. governmental agency securities	51,235	—	51,235	—	37,197	—	37,197	—
Total long-term AFS securities	$217,265	$—	$217,265	$—	$213,558	$—	$213,558	$—
Liabilities:
Deferred compensation (2)(3)	$22,326	$22,326	$—	$—	$23,211	$23,211	$—	$—

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
(3) The Company invests deferred compensation assets in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $43.4 million as of September 29, 2019, and $38.1 million as of December 30, 2018. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
Financial Instruments Disclosed, But Not Reported, at Fair Value
The carrying value of our debt was approximately $246 million as of September 29, 2019, and approximately $247 million as of December 30, 2018. The fair value of our debt was approximately $246 million and $260 million as of September 29, 2019, and December 30, 2018, respectively. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We historically sponsored several frozen single-employer defined benefit pension plans. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). Previously, the NewsGuild of New York (the “Guild”) and the Company were joint trustees of The Guild-

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Times Plan. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies (the “RAP”) were merged into The New York Times Companies Pension Plan.
The Company and the Guild jointly sponsor the Guild-Times Adjustable Pension Plan (the “APP”), which continues to accrue active benefits.
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 29, 2019			September 30, 2018
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,278	$—	$1,278	$2,393	$—	$2,393
Interest cost	14,708	2,089	16,797	13,207	1,848	15,055
Expected return on plan assets	(20,258)	—	(20,258)	(20,591)	—	(20,591)
Amortization of actuarial loss	4,635	1,094	5,729	6,680	1,294	7,974
Amortization of prior service credit	(487)	—	(487)	(487)	—	(487)
Other	—	—	—	—	421	421
Net periodic pension (income)/cost (1)	$(124)	$3,183	$3,059	$1,202	$3,563	$4,765

	For the Nine Months Ended
	September 29, 2019			September 30, 2018
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,835	$—	$3,835	$7,593	$—	$7,593
Interest cost	44,125	6,265	50,390	39,564	5,543	45,107
Expected return on plan assets	(60,775)	—	(60,775)	(61,736)	—	(61,736)
Amortization of actuarial loss	13,905	3,282	17,187	20,122	3,882	24,004
Amortization of prior service credit	(1,459)	—	(1,459)	(1,459)	—	(1,459)
Other	—	—	—	—	421	421
Net periodic pension (income)/cost (1)	$(369)	$9,547	$9,178	$4,084	$9,846	$13,930
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first nine months of 2019 and 2018, we made pension contributions of $6.3 million and $6.2 million, respectively, to the APP. We expect contributions in 2019 to total approximately $9 million to satisfy funding requirements.
Multiemployer Plans
During the third quarter of 2019 and 2018 we recorded a gain of $2.0 million and $4.9 million, respectively, from multiemployer pension liability adjustments, which were recorded in Gain from pension liability adjustment in our Condensed Consolidated Statements of Operations. See Note 16 for more information.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$6	$8	$20	$18
Interest cost	402	370	1,202	1,108
Amortization of actuarial loss	843	1,183	2,531	3,551
Amortization of prior service credit	(1,192)	(1,590)	(3,574)	(4,772)
Net periodic postretirement benefit cost/(income) (1)	$59	$(29)	$179	$(95)

(1) The service cost component of net periodic postretirement benefit cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 11. INCOME TAXES
The Company had income tax expense of $6.1 million and $16.8 million in the third quarter and first nine months of 2019, respectively. The Company had income tax expense of $10.1 million and $25.3 million in the third quarter and first nine months of 2018, respectively. The Company’s effective tax rates from continuing operations were 27.0% and 19.0% for the third quarter and first nine months of 2019, respectively. The Company received a tax benefit in the first quarter of 2019 from stock price appreciation on stock-based awards that settled in the quarter, resulting in a lower than statutory tax rate for the first nine months of 2019. The Company’s effective tax rates from continuing operations were 28.8% and 26.4% for the third quarter and first nine months of 2018, respectively.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.4 million and 1.9 million as of the third quarters and first nine months of 2019 and 2018, respectively, resulted primarily from the dilutive effect of certain stock options, restricted stock units and performance awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the third quarters and first nine months of 2019 and 2018, respectively.
NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of September 29, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first nine months of 2019. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in AOCI by component as of September 29, 2019:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized (Loss)/Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2018	$4,677	$(520,308)	$(2,093)	$(517,724)
Other comprehensive (loss)/income before reclassifications, before tax	(3,286)	—	3,773	487
Amounts reclassified from accumulated other comprehensive loss, before tax	—	14,685	—	14,685
Income tax (benefit)/expense	(863)	3,780	986	3,903
Net current-period other comprehensive (loss)/income, net of tax	(2,423)	10,905	2,787	11,269
Balance as of September 29, 2019	$2,254	$(509,403)	$694	$(506,455)

The following table summarizes the reclassifications from AOCI for the nine months ended September 29, 2019:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(5,033)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	19,718	Other components of net periodic benefit costs
Total reclassification, before tax(2)	14,685
Income tax expense	3,780	Income tax expense
Total reclassification, net of tax	$10,905
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 10 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the nine months ended September 29, 2019.
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
NOTE 15. LEASES
Lessee activities
Operating leases
We have operating leases for office space and equipment. We determine if an arrangement is a lease at inception. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs. Options to extend the term of operating leases are not recognized as part of the right-of-use asset until we are reasonably certain that the option will be exercised. We may terminate our leases with the notice required under the lease and upon the payment of a termination fee, if required. Our leases do not include substantial variable payments based on index or rate. After the adoption of ASU 2016-02 in 2019, for all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Condensed Consolidated Balance Sheet as of September 29, 2019, as described below.
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
On July 2, 2019, we entered into a lease agreement for office space in Long Island City, N.Y. (the “LIC Lease”), which commenced in July and ends in 2035. The present value of lease liabilities associated with the LIC Lease at the commencement date was $22 million.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Condensed Consolidated Balance Sheet	September 29, 2019
Operating lease right-of-use assets	Miscellaneous assets	$54,909
Current operating lease liabilities	Accrued expenses and other	$7,733
Noncurrent operating lease liabilities	Other	56,156
Total operating lease liabilities		$63,889

The total lease cost for operating leases included in Selling, general and administrative costs in our Condensed Consolidated Statement of Operations was as follows:

	For the Quarter Ended	For the Nine Months Ended
(In thousands)	September 29, 2019
Operating lease cost	$2,763	$7,310
Short term and variable lease cost	442	1,454
Total lease cost	$3,205	$8,764
The table below presents additional information regarding operating leases:

(In thousands, except lease term and discount rate)	September 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,818
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$60,988
Weighted-average remaining lease term	9.9 years
Weighted-average discount rate	4.65%
(1) Amounts for the nine months ended September 29, 2019, include the transition adjustment resulting from the adoption of ASU 2016-02 as discussed in Note 2.
Maturities of lease liabilities on an annual basis for the Company's operating leases as of September 29, 2019, were as follows:

(In thousands)	Amount
2019 (3 months ending December 29, 2019)	$2,284
2020	9,808
2021	9,026
2022	8,577
2023	7,970
Later Years	41,899
Total lease payments	$79,564
Less: Interest	(15,675)
Present value of lease liabilities	$63,889

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Finance lease
We had a finance lease in connection with the land at our College Point, N.Y., printing and distribution facility. Interest on the lease liability was recorded in Interest expense and other, net in our Condensed Consolidated Statement of Operations. Repayments of the principal portion of our lease liability are recorded in financing activities and payments of interest on our lease liability are recorded in operating activities in the statement of cash flows for our finance lease. On August 1, 2019, using existing cash, we purchased the assets under the finance lease for $6.9 million, which resulted in the settlement of our finance lease obligation. See Note 7 for more information.
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
As of September 29, 2019, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment in our Condensed Consolidated Balance Sheet was approximately $508 million and $200 million, respectively. Office space leased to third parties represents approximately 39% of rentable square feet of the Company Headquarters.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Quarter Ended	For the Nine Months Ended
(In thousands)	September 29, 2019
Building rental revenue (1)	$7,887	$22,962
(1) Building rental revenue includes approximately $3.0 million and $8.8 million of sublease income for the quarter and nine months ended September 29, 2019, respectively.
Maturities of lease payments to be received on an annual basis for the Company's office space operating leases as of September 29, 2019, were as follows:

(In thousands)	Amount
2019 (3 months ending December 29, 2019)	$7,590
2020	32,242
2021	32,259
2022	32,254
2023	19,329
Later Years	142,162
Total building rental revenue from operating leases	$265,836

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
Due to requirements of the Employee Retirement Income Security Act of 1974 that sponsors make payments demanded by plans during arbitration and any resultant appeals, the Company had been making payments to the NMDU fund since September 2013 based on the NMDU Fund’s demand. As a result, through September 29, 2019, we have paid $21.6 million relating to the Initial Assessment since the receipt of the initial demand letter. We also paid $5.0 million related to the Revised Assessment, which was refunded in July 2016 based on the arbitrator’s ruling.
On September 16, 2019, the Company and the NMDU Fund reached an agreement to settle this matter. As a result of the settlement, the Company recognized a gain of approximately $2.0 million, and as of September 29, 2019, the Company had no contingent liability related to this matter. In addition, each party withdrew its appeal of the March 2018 court decision.
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
Letters of Credit Commitment
We have issued letters of credit totaling $42.4 million and $48.8 million as of September 29, 2019, and December 30, 2018, respectively, in connection with the leasing of floors in the Company Headquarters. We expect the letters of credit to expire subsequent to the repurchase of the Condo Interest in December 2019. Approximately $47 million and $54 million of marketable securities were designated as collateral for the letters of credit, as of September 29, 2019, and December 30, 2018, respectively.

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
Financial Highlights
For the third quarter of 2019, diluted earnings per share from continuing operations were $0.10, compared with $0.15 for the third quarter of 2018. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.12 and $0.15 for the third quarters of 2019 and 2018, respectively.
The Company had an operating profit of $25.1 million in the third quarter of 2019, compared with $41.4 million in the third quarter of 2018. The decrease was principally driven by higher costs and lower advertising revenue that more than offset higher digital-only subscription revenues and other revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $44.1 million and $53.7 million for the third quarters of 2019 and 2018, respectively, primarily as a result of the factors identified above.
Total revenues increased 2.7% to $428.5 million in the third quarter of 2019 from $417.3 million in the third quarter of 2018, primarily driven by an increase in digital-only subscription revenues and other revenues, partially offset by a decrease in advertising revenue.
Operating costs increased in the third quarter of 2019 to $401.5 million from $380.8 million in the third quarter of 2018, largely due to higher content costs, including growth in the number of newsroom employees and costs related to our television series, “The Weekly,” as well as growth in the number of product development employees, partially offset by lower print production and distribution costs. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the third quarter of 2019 to $384.4 million from $363.7 million in the third quarter of 2018, primarily as a result of the factors identified above.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Revenues
Subscription	$267,302	$257,796	3.7%	$808,568	$779,018	3.8%
Advertising	113,531	121,677	(6.7)%	359,380	366,525	(1.9)%
Other	47,668	37,873	25.9%	135,873	100,311	35.5%
Total revenues	428,501	417,346	2.7%	1,303,821	1,245,854	4.7%
Operating costs
Production costs:
Wages and benefits	106,377	95,941	10.9%	313,244	280,688	11.6%
Raw materials	18,531	19,972	(7.2)%	57,527	54,490	5.6%
Other production costs	53,868	47,521	13.4%	149,102	138,454	7.7%
Total production costs	178,776	163,434	9.4%	519,873	473,632	9.8%
Selling, general and administrative costs	207,226	202,473	2.3%	638,820	614,464	4.0%
Depreciation and amortization	15,450	14,847	4.1%	45,548	43,969	3.6%
Total operating costs	401,452	380,754	5.4%	1,204,241	1,132,065	6.4%
Headquarters redesign and consolidation	—	—	—	—	3,140	*
Restructuring charge	4,008	—	*	4,008	—	*
Gain from pension liability adjustment	(2,045)	(4,851)	(57.8)%	(2,045)	(4,851)	(57.8)%
Operating profit	25,086	41,443	(39.5)%	97,617	115,500	(15.5)%
Other components of net periodic benefit costs	1,834	2,335	(21.5)%	5,502	6,226	(11.6)%
Loss from joint ventures	—	(16)	*	—	(9)	*
Interest expense and other, net	755	4,026	(81.2)%	3,572	13,439	(73.4)%
Income from continuing operations before income taxes	22,497	35,066	(35.8)%	88,543	95,826	(7.6)%
Income tax expense	6,070	10,092	(39.9)%	16,789	25,342	(33.8)%
Net income	16,427	24,974	(34.2)%	71,754	70,484	1.8%
Net loss attributable to the noncontrolling interest	—	2	*	—	1	*
Net income attributable to The New York Times Company common stockholders	$16,427	$24,976	(34.2)%	$71,754	$70,485	1.8%
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
Subscription revenues increased 3.7% in the third quarter and 3.8% in the first nine months of 2019 compared with the same prior-year periods, primarily due to year-over-year growth of 31.0% in the number of subscriptions to the Company’s digital subscription products.
Paid digital-only subscriptions totaled approximately 4,053,000 at the end of the third quarter of 2019, a 958,000 increase compared with the end of the third quarter of 2018. News product subscriptions totaled approximately 3,197,000 at the end of the third quarter of 2019, a 656,000 increase compared with the end of the third quarter of 2018. Other product subscriptions totaled approximately 856,000 at the end of the third quarter of 2019, a 302,000 increase compared with the end of the third quarter of 2018.
The following table summarizes digital-only subscription revenues, which are a component of subscription revenues, for the third quarters and first nine months of 2019 and 2018:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$107,009	$95,568	12.0%	$313,785	$279,693	12.2%
Other product subscription revenues(2)	8,855	5,639	57.0%	24,573	15,669	56.8%
Total digital-only subscription revenues	$115,864	$101,207	14.5%	$338,358	$295,362	14.6%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes digital-only subscriptions as of the end of the third quarters of 2019 and 2018:

	For the Quarters Ended
(In thousands)	September 29, 2019	September 30, 2018	% Change
Digital-only subscriptions:
News product subscriptions(1)	3,197	2,541	25.8%
Other product subscriptions(2)	856	554	54.5%
Total digital-only subscriptions	4,053	3,095	31.0%
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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	September 29, 2019			September 30, 2018			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$51,702	$36,202	$87,904	$57,245	$43,730	$100,975	(9.7)%	(17.2)%	(12.9)%
Other	7,176	18,451	25,627	6,676	14,026	20,702	7.5%	31.5%	23.8%
Total advertising	$58,878	$54,653	$113,531	$63,921	$57,756	$121,677	(7.9)%	(5.4)%	(6.7)%

	For the Nine Months Ended
	September 29, 2019			September 30, 2018			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$169,903	$121,147	$291,050	$188,853	$123,870	$312,723	(10.0)%	(2.2)%	(6.9)%
Other	21,255	47,075	68,330	22,182	31,620	53,802	(4.2)%	48.9%	27.0%
Total advertising	$191,158	$168,222	$359,380	$211,035	$155,490	$366,525	(9.4)%	8.2%	(1.9)%
Print advertising revenues, which represented 51.9% of total advertising revenues for the third quarter of 2019 and 53.2% of total advertising revenues for the first nine months of 2019, declined 7.9% to $58.9 million in the third quarter of 2019 and 9.4% to $191.2 million in the first nine months of 2019, compared with $63.9 million and $211.0 million, respectively, in the same prior-year periods. The decline in print advertising revenues in the third quarter and in the first nine months of 2019 compared with the same periods in the prior year was driven by a continued decline in display advertising revenue. The decline in display advertising revenue in the third quarter of 2019 was primarily in the financial services, home furnishings and luxury categories, partially offset by growth in the advocacy category. The decline in display advertising revenue in the first nine months of 2019 was primarily in the financial services, luxury, media and retail categories, partially offset by growth in the advocacy category.
Digital advertising revenues, which represented 48.1% of total advertising revenues for the third quarter of 2019 and 46.8% of total advertising revenues for the first nine months of 2019, declined 5.4% to $54.7 million in the third quarter of 2019 and increased 8.2% to $168.2 million in the first nine months of 2019, compared with $57.8 million and $155.5 million, respectively, in the same prior-year periods. The decrease in digital advertising revenue for the third quarter of 2019 compared with the same period in the prior year primarily reflected lower revenue from direct-sold advertising on our core digital platforms, partially offset by growth in revenue from podcasts. The increase in digital advertising revenue for the first nine months of 2019 compared with the same period in the prior year primarily reflected growth in revenue from podcasts and creative services, partially offset by lower open market programmatic advertising revenue on our core digital platforms.
Other Revenues
Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in the Company Headquarters, affiliate referrals, television (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Other revenues increased 25.9% in the third quarter of 2019 and 35.5% in the first nine months of 2019, compared with the same prior-year periods. The increase in other revenues for the third quarter of 2019 compared with the same period in the prior year is primarily a result of revenue earned from our television series, “The Weekly.” The increase in other revenues for the first nine months of 2019 compared with the same period in the prior year is primarily a result of growth in our commercial printing operations, revenue earned from “The Weekly,” and additional floors of rental revenue from the Company Headquarters.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Production costs:
Wages and benefits	$106,377	$95,941	10.9%	$313,244	$280,688	11.6%
Raw materials	18,531	19,972	(7.2)%	57,527	54,490	5.6%
Other production costs	53,868	47,521	13.4%	149,102	138,454	7.7%
Total production costs	178,776	163,434	9.4%	519,873	473,632	9.8%
Selling, general and administrative costs	207,226	202,473	2.3%	638,820	614,464	4.0%
Depreciation and amortization	15,450	14,847	4.1%	45,548	43,969	3.6%
Total operating costs	$401,452	$380,754	5.4%	$1,204,241	$1,132,065	6.4%
Production Costs
Production costs include items such as labor costs, raw materials and machinery and equipment expenses related to news gathering and production activity, as well as costs related to producing branded content.
Production costs increased in the third quarter of 2019 by $15.3 million compared with the third quarter of 2018, primarily driven by a $10.4 million increase in wage and benefits and a $6.3 million increase in other production costs, partially offset by a $1.4 million decrease in raw materials. The increase in wages and benefits was largely due to growth in the number of newsroom and product development employees. The increase in other production costs was primarily due to expenses incurred in connection with our television series,“The Weekly.” The decrease in raw materials was largely due to lower commercial printing costs and newsprint copies.
Production costs increased in the first nine months of 2019 by $46.2 million compared with the first nine months of 2018, primarily driven by a $32.6 million increase in wages and benefits, a $10.6 million increase in other production costs and a $3.0 million increase in raw materials. The increase in wages and benefits was largely due growth in the number of our newsroom, product development and commercial printing operations employees. The increase in other production costs was primarily due to expenses incurred in connection with our television series, “The Weekly.” The increase in raw materials was largely due to higher volume as a result of commercial printing operations and higher newsprint prices, partially offset by lower newsprint copies.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs in the third quarter of 2019 increased by $4.8 million compared with the third quarter of 2018 driven primarily by a $7.3 million increase in wages and benefits to support growth initiatives, partially offset by $3.2 million in lower distribution costs.
Selling, general and administrative costs in the first nine months of 2019 increased by $24.4 million compared with the first nine months of 2018 driven primarily by a $16.8 million increase in wages and benefits to support growth initiatives, a $14.9 million increase in marketing expenses largely due to an increase in subscription acquisition and brand marketing costs, partially offset by a $4.8 million decrease in outside services costs and a $2.5 million decrease in severance.

Depreciation and Amortization
Depreciation and amortization costs in the third quarter and first nine months of 2019 increased $0.6 million and $1.6 million, respectively, compared with the same prior-year periods primarily due to building and software projects that were placed in service and started depreciating in the second half of 2018.
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
The special items in 2019 consisted of:

•
a $4.0 million charge ($3.0 million after tax or $.02 per share) related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC; and

•	a $2.0 million gain ($1.5 million after tax or $.01 per share) from a multiemployer pension plan liability adjustment.
The special items in 2018 consisted of:

•	a $4.9 million gain ($3.6 million after tax or $.02 per share) from a multiemployer pension plan liability adjustment; and

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

Non-operating retirement costs include:

•	interest cost, expected return on plan assets, amortization of actuarial gain and loss components and amortization of prior service credits of single-employer pension expense;

•	interest cost and amortization of actuarial gains and loss components and amortization of prior service credits of retirement medical expense; and

•	all multiemployer pension plan withdrawal costs.
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

	For the Quarters Ended			For the Nine Months Ended
	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Diluted earnings per share from continuing operations	$0.10	$0.15	(33.3)%	$0.43	$0.42	2.4%
Add:
Severance	—	—	—	0.01	0.03	(66.7)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.03	0.03	—
Other components of net periodic benefit costs	0.01	0.02	(50.0)%	0.03	0.04	(25.0)%
Special item:
Headquarters redesign and consolidation	—	—	—	—	0.02	*
Restructuring charge	0.02	—	*	0.02	—	*
Gain from pension liability adjustment	(0.01)	(0.03)	(66.7)%	(0.01)	(0.03)	(66.7)%
Income tax expense of adjustments	(0.01)	—	*	(0.02)	(0.02)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.12	$0.15	(20.0)%	$0.49	$0.49	—
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Operating profit	$25,086	$41,443	(39.5)%	$97,617	$115,500	(15.5)%
Add:
Depreciation & amortization	15,450	14,847	4.1%	45,548	43,969	3.6%
Severance	367	293	25.3%	2,441	4,926	(50.4)%
Multiemployer pension plan withdrawal costs	1,204	1,943	(38.0)%	4,454	5,838	(23.7)%
Special items:
Headquarters redesign and consolidation	—	—	—	—	3,140	*
Restructuring charge	4,008	—	*	4,008	—	*
Gain from pension liability adjustment	(2,045)	(4,851)	(57.8)%	(2,045)	(4,851)	(57.8)%
Adjusted operating profit	$44,070	$53,675	(17.9)%	$152,023	$168,522	(9.8)%
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	% Change	September 29, 2019	September 30, 2018	% Change
Operating costs	$401,452	$380,754	5.4%	$1,204,241	$1,132,065	6.4%
Less:
Depreciation & amortization	15,450	14,847	4.1%	45,548	43,969	3.6%
Severance	367	293	25.3%	2,441	4,926	(50.4)%
Multiemployer pension plan withdrawal costs	1,204	1,943	(38.0)%	4,454	5,838	(23.7)%
Adjusted operating costs	$384,431	$363,671	5.7%	$1,151,798	$1,077,332	6.9%

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 29, 2019, we had cash, cash equivalents and short- and long-term marketable securities of $877.9 million and total debt of $246.2 million. Accordingly, our cash, cash equivalents, and marketable securities exceeded total debt by $631.7 million. Our cash and investment balances have increased since the end of 2018, primarily due to cash proceeds from operating activities and lower capital expenditures, partially offset by share based compensation tax withholding and dividend payments.
We paid quarterly dividends of $0.04 per share on the Class A and Class B Common Stock from late 2013 through early 2019. In February 2019, the Board of Directors approved an increase in the quarterly dividend to $0.05 per share, which was paid in April 2019. In June and September 2019, the Board of Directors declared a quarterly dividend of $0.05 per share on the Class A and Class B Common Stock, which was paid in July and October 2019. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In March 2009, we entered into an agreement to sell and simultaneously lease back the Condo Interest in the Company Headquarters. The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. In December 2019, we expect to repurchase the Condo Interest for $245.3 million and fund the purchase from our existing cash and marketable securities.
In addition, on August 1, 2019, using existing cash, we purchased the previously leased land at our College Point, N.Y., printing and distribution facility for $6.9 million.
In September 2019, the Company entered into a $250.0 million five-year revolving credit facility. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the credit facility. As of September 29, 2019, there were no outstanding borrowings under the credit facility.
We expect to receive a final cash distribution of approximately $5 million to $8 million related to the wind down of our Madison investment. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investment in Madison.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 29, 2019	September 30, 2018	% Change
Operating activities	$121,600	$116,376	4.5%
Investing activities	$(37,258)	$(103,809)	(64.1)%
Financing activities	$(43,139)	$11,427	*
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in the first nine months of 2019 compared with the same prior-year period due to higher cash collections from customers, lower interest expense and lower incentive compensation payments, partially offset by higher cash tax payments and lower cash received from subscriptions.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2019 was primarily related to approximately $33 million in capital expenditures payments and $7 million in net purchases of marketable securities.

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
Net cash used in financing activities in the first nine months of 2019 was primarily related to dividend payments of $23.3 million, stock-based compensation tax withholding payments of $15.6 million and the purchase of previously leased land at our College Point, N.Y., printing and distribution facility for $6.9 million, partially offset by proceeds from stock option exercises of approximately $3 million.
Restricted Cash
We were required to maintain $17.0 million of restricted cash as of September 29, 2019, and $18.3 million as of December 30, 2018, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $33 million and $48 million in the first nine months of 2019 and 2018, respectively. The decrease in capital expenditures was primarily driven by higher expenditures in the first nine months of 2018 related to the redesign and consolidation of space in the Company Headquarters. The cash payments related to capital expenditures totaled approximately $33 million and $62 million in the first nine months of 2019 and 2018, respectively.
Third-Party Financing
As of September 29, 2019, our current indebtedness primarily consisted of the repurchase option related to a sale-leaseback of a portion of the Company Headquarters. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding our total debt and finance lease obligations. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair value of our short-term debt.
In September 2019, we entered into a $250.0 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of September 29, 2019, there were no outstanding borrowings under the Credit Facility.
The Credit Facility contains various customary affirmative and negative covenants, including certain financial covenants and various incurrence-based negative covenants described below.
The interest coverage ratio financial covenant provides that the Loan Parties (as defined in the Credit Facility) will be required to maintain on a trailing four-quarter basis a Consolidated Interest Coverage Ratio of not less than 3.00:1.00. Consolidated Interest Coverage Ratio is defined as the ratio of (i) Consolidated EBITDA (as defined by the credit agreement) to (ii) Consolidated Interest Charges (as defined by the credit agreement) for such period.
The leverage ratio financial covenant provides that the Loan Parties will be required to maintain on a trailing four-quarter basis a Consolidated Leverage Ratio of not more than 2.50:1.00. Consolidated Leverage Ratio is defined as the ratio of (i) Consolidated Funded Indebtedness (as defined by the credit agreement) (less the Encumbered Property Escrow Amount (as defined by the credit agreement)) to (ii) Consolidated EBITDA for such period.
In addition, the Credit Facility contains incurrence-based negative covenants that, subject to various exceptions, limit the ability of the Company or its subsidiaries to, among other things:

•	incur debt (directly or by third party guarantees);

•	grant liens;

•	pay dividends;

•	make investments;

•	make acquisitions or dispositions; and

•	prepay debt.

The Credit Facility generally permits the Company to continue to pay its regular quarterly dividend, and to make other restricted payments so long as it is in pro forma compliance with the financial covenants and no default has occurred or would result from such other restricted payment. In addition, the Company and its subsidiaries may (in addition to other customary exceptions and baskets), (i) incur indebtedness secured by liens on its headquarters building or its College Point, N.Y., printing and distribution facility, and (ii) incur indebtedness so long as the Company does not exceed, on a pro forma basis, a Consolidated Leverage Ratio of 2.25:1.00 and no default has occurred or would occur from such indebtedness incurrence.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 29, 2019, our critical accounting policies have not changed from December 30, 2018.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2018. As of September 29, 2019, our contractual obligations and off-balance sheet arrangements have not changed materially from December 30, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 30, 2018, details our disclosures about market risk. As of September 29, 2019, there were no material changes in our market risks from December 30, 2018.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 29, 2019. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of September 29, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first nine months of 2019. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

Item 6. Exhibits

Exhibit No.

10.1
Credit Agreement, dated as of September 10, 2019, among The New York Times Company, as borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wells Fargo Securities, LLC and J.P. Morgan Chase Bank, National Association, and BOFA Securities, Inc., as joint lead arrangers and joint book runners (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 11, 2019, and incorporated by reference herein).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 6, 2019	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)