Form 10-K
period 2019-12-29
NEW YORK TIMES CO
filed 2020-02-27
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 29, 2019	Commission file number	1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York					13-1102020
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
	620 Eighth Avenue,	New York,	New York	10018
	(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock of $.10 par value	NYT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑ No ☐
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $5.2 billion. As of such date, non-affiliates held 55,260 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 24, 2020 (exclusive of treasury shares), was as follows: 165,595,573 shares of Class A Common Stock and 803,404 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be held on April 22, 2020, are incorporated by reference into Part III of this report.

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
We are a global media organization focused on creating, collecting and distributing high-quality news and information. Our continued commitment to premium content and journalistic excellence makes The New York Times brand a trusted source of news and information for readers and viewers across various platforms. Recognized widely for the quality of our reporting and content, our publications have been awarded many industry and peer accolades, including 127 Pulitzer Prizes and citations, more than any other news organization.
The Company includes our newspaper, print and digital products and related businesses. We have one reportable segment with businesses that include:

•	our newspaper, The New York Times (“The Times”);

•	our websites, including NYTimes.com;

•	our mobile applications, including The Times’s core news applications, as well as interest-specific applications, including our Crossword and Cooking products; and

•
related businesses, such as our licensing operations; our creative services, including those associated with our branded content studio; our product review and recommendation website, Wirecutter; our commercial printing operations; NYT Live (our live events business); and other products and services under The Times brand.

We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news products, as well as our Crossword and Cooking products) and single-copy sales of our print newspaper. Advertising revenue is derived from the sale of our advertising products and services. Revenue information for the Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
During 2019, we continued to make significant investments in our journalism and our digital products, while taking further steps to position our organization to operate effectively in a digital environment. The Times continued to break stories and produce investigative reports that sparked global conversations on a wide range of topics, including surging populism, climate change and technology. We launched groundbreaking journalistic initiatives

THE NEW YORK TIMES COMPANY – P. 1

such as the Privacy Project and the 1619 Project and continued to invest in growing our capabilities in visual, audio and multimedia journalism. Our highly popular news podcast, The Daily, reached one billion total downloads, and has laid the groundwork for a number of new podcasts. The launches of “The Weekly” and other television programs based on Times content have provided additional ways for audiences to experience our original and high-quality journalism. In addition, our advertising teams continued to create innovative advertising solutions for the world’s leading brands.
We believe that the significant growth over the last year in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. We had approximately 5.3 million paid subscriptions to our products as of December 29, 2019, more than at any point in our history.
PRODUCTS
The Company’s principal business consists of distributing content generated by our newsroom through our digital and print platforms. In addition, we distribute selected content on third-party platforms.
Since 2011, we have charged consumers for content provided on our core news website (NYTimes.com) and mobile application. Digital subscriptions can be purchased individually or through group corporate or group education subscriptions. Our access model offers users free registered access to a limited number of articles per month before requiring users to subscribe for access to content beyond that limit.
In addition to subscriptions to our digital news product, we offer standalone subscriptions to other digital products, namely our Crossword and Cooking products. Certain digital news subscription packages include access to our Crossword and Cooking products.
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
SUBSCRIPTIONS AND AUDIENCE
Our content reaches a broad audience through both digital and print platforms. As of December 29, 2019, we had approximately 5,251,000 paid subscriptions across 225 countries and territories to our digital and print products.
Paid digital-only subscriptions totaled approximately 4,395,000 as of December 29, 2019, an increase of approximately 31% compared with December 30, 2018. This amount includes standalone paid subscriptions to our Crossword and Cooking products, which totaled approximately 966,000 as of December 29, 2019. International digital-only news subscriptions represented approximately 17% of our digital-only news subscriptions as of December 29, 2019.
The number of paid digital-only subscriptions also includes estimated group corporate and group education subscriptions (which collectively represent approximately 6% of total paid digital subscriptions to our news products). The number of paid group subscriptions is derived using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher.
In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the three-month period ended September 29, 2019, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 29, 2019, The Times’s average print circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 443,000 for weekday (Monday to Friday) and 918,000 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual

P. 2 – THE NEW YORK TIMES COMPANY

consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
Average circulation for the international edition of our newspaper (which includes paid circulation of the newspaper in print and electronic replica editions) for the fiscal years ended December 29, 2019, and December 30, 2018, was approximately 164,000 (estimated) and 170,000, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. The final 2019 figure will not be available until April 2020.
According to comScore Media Metrix, an online audience measurement service, in 2019, NYTimes.com had a monthly average of approximately 96 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, NYTimes.com had a monthly average of approximately 136 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
ADVERTISING
We have a comprehensive portfolio of advertising products and services. The majority of our advertising revenue is derived from offerings sold directly to marketers by our advertising sales teams. A significantly smaller and diminishing proportion of our total advertising revenues is generated through programmatic auctions run by third-party advertising exchanges. Our advertising revenue is divided into two main categories:
Display Advertising
Display advertising revenue is principally generated from advertisers (such as technology, financial institutions and American and international fashion) promoting products, services or brands on our digital and print platforms.
In print, column-inch ads are priced according to established rates, with premiums for color and positioning. The Times had the largest market share in 2019 in print advertising among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume.
On our digital platforms, display advertising comprises banners and video in websites, mobile applications and emails. Display advertising includes advertisements that direct viewers to branded content (longer form marketing content that is distinct from The Times’s editorial content) on The Times’s platforms.
In 2019, print and digital display advertising represented approximately 81% of our advertising revenues.
Other Advertising
Other print advertising primarily includes classified advertising paid for on a per line basis; revenues from preprinted advertising, also known as free standing inserts; and advertising revenues from our licensing division.
Other digital advertising primarily includes creative services fees, including those associated with our branded content studio; advertising revenue generated by our podcasts; advertising revenue generated by our product review and recommendation website, Wirecutter; and classified advertising, which includes line ads sold in the major categories of real estate, help wanted, automotive and other on either a per-listing basis for bundled listing packages, or as an add-on to a print classified ad.
In 2019, print and digital other advertising represented approximately 19% of our advertising revenues.
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
Our print newspaper competes for subscriptions and advertising primarily with the print editions of national newspapers such as The Wall Street Journal and The Washington Post; newspapers of general circulation in New York City and its suburbs; other daily and weekly newspapers in markets in which The Times is circulated; and some national news and lifestyle magazines. The international edition of our newspaper competes with international sources of English-language news, including the Financial Times, Time, Bloomberg Business Week and The Economist, as well as pan-regional publications.
As our industry continues to shift from print to digital media, our products face competition for audience, subscriptions and advertising from a wide variety of digital media (many of which are free to users), including news and other information websites and mobile applications, news aggregators, sites that cover niche content, social media platforms, and other forms of media. In addition, we compete for advertising on digital advertising networks and exchanges and real-time bidding and other programmatic buying channels, and our creative services offerings compete with those of other marketing agencies that provide similar services, including those of other publishers.
Our digital news product most directly competes for audience, subscriptions and advertising with other U.S. news and information websites, mobile applications and digital products, including The Washington Post, The Wall Street Journal, CNN, Vox, Buzzfeed, NPR and Fox News. We also compete with customized news feeds and news aggregators such as Facebook Newsfeed, Apple News, Google News and Snapchat and for subscriptions with Apple News Plus. Internationally, our websites and mobile applications compete with international online sources of English-language news, including BBC News, CNN, The Guardian, the Financial Times, The Wall Street Journal, The Economist and Reuters.
OTHER BUSINESSES
We derive revenue from other businesses, which primarily include:

•
The Company’s licensing of our intellectual property. Our licensing division transmits articles, graphics and photographs from The Times and other publications to approximately 1,500 clients, including newspapers, magazines and websites in over 100 countries and territories worldwide. The licensing division also handles digital archive distribution, which licenses electronic databases to resellers in the business, professional and library markets; magazine licensing; news digests; book development and rights and permissions. In addition, the Company licenses select content to third-party digital platforms for access by their users. Finally, the Company licenses content for use in, and collaborates with third parties in the development and production of, television and films;

•
Wirecutter, a product review and recommendation website acquired in October 2016 that serves as a guide to technology gear, home products and other consumer goods. This website generates affiliate referral revenue (revenue generated by offering direct links to merchants in exchange for a portion of the sale price upon completion of a transaction), which we record as other revenues;

•	The Company’s commercial printing operations, which utilize excess printing capacity at our College Point facility to print products for third parties; and

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
The international edition of The Times is printed under contract at 35 sites throughout the world and is sold in over 120 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
RAW MATERIALS
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a large global manufacturer of paper, market pulp and wood products.
In 2019 and 2018, we used the following types and quantities of paper:

(In metric tons)	2019	2018
Newsprint(1)	93,300	94,400
Coated and Supercalendered Paper(2)	13,200	14,600
(1) Newsprint usage includes paper used for commercial printing.

(2) The Times uses a mix of coated and supercalendered paper for The New York Times Magazine, and coated paper for T: The New York
Times Style Magazine.

EMPLOYEES AND LABOR RELATIONS
We had approximately 4,500 full-time equivalent employees as of December 29, 2019.
Approximately 43% of our full-time equivalent employees were represented by unions as of December 29, 2019, including certain employees at Wirecutter who formed a union in 2019. The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. As indicated below, one collective bargaining agreement, under which less than 1% of our full-time equivalent employees are covered, will expire within one year and we expect negotiations for a new contract to begin in the near future. We cannot predict the timing or the outcome of these negotiations.

Employee Category	Expiration Date
Typographers	March 30, 2020
NewsGuild of New York	March 30, 2021
Paperhandlers	March 30, 2021
Pressmen	March 30, 2021
Stereotypers	March 30, 2021
Machinists	March 30, 2022
Mailers	March 30, 2023
Drivers	March 30, 2025
In addition, we are in the process of negotiating an initial collective bargaining agreement with certain employees of Wirecutter.

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
Our ability to compete effectively depends on many factors both within and beyond our control, including among others:

•	our ability to continue delivering high-quality journalism and content that is interesting and relevant to our audience;

•	our reputation and brand strength relative to those of our competitors;

•	the popularity, usefulness, ease of use, performance and reliability of our digital products compared with those of our competitors;

•	the engagement of our audience, and our ability to reach new users;

•	our ability to develop, maintain and monetize our products;

•	the pricing of our products;

•	our marketing and selling efforts, including our ability to differentiate our products and services from those of our competitors;

•	our visibility on search engines and social media platforms and in mobile app stores, compared with that of our competitors;

•	our ability to provide advertisers with a compelling return on their investments;

•	our ability to attract, retain, and motivate talented employees, including journalists and product and technology specialists; and

•	our ability to manage and grow our business in a cost-effective manner.
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

P. 6 – THE NEW YORK TIMES COMPANY

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

•
consumers may increasingly use technology (such as incognito browsing) that decreases our ability to enforce limits on the free access we provide to our content and/or obtain a complete view of the behavior of users who engage with our products;

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

We continue to invest significant resources to mitigate these potential risks and to build, maintain and evolve our products and technology infrastructure. These investments may adversely impact our operating results in the near term and there can be no assurance as to our ability to use new and existing technologies to distinguish our products and services from those of our competitors and develop in a timely manner compelling new products and services that engage users across platforms. If we are not successful in responding to changes in technology and consumer behavior, our business, financial condition and prospects may be adversely affected.
A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.
Revenue from subscriptions to our print and digital products makes up a majority of our total revenue. Subscription revenue is sensitive to discretionary spending and economic conditions in the markets we serve. To the extent poor economic conditions lead consumers to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers could be hindered, thereby reducing our subscription revenue. In addition, the growth rate of new subscriptions to our products that are driven by significant news events and/or promotional pricing may not be sustainable.
Subscriptions to our digital products generate substantial revenue for us, and our future growth depends upon our ability to retain and grow our digital subscriber base and audience. To do so will require us to continue to evolve our subscription model, address changing consumer demands and developments in technology and improve our digital products while continuing to deliver high-quality journalism and content that our readers find interesting, relevant and reliable. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our digital subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our subscription revenues, margin and/or profitability.
Our ability to retain and grow our digital subscriber base also depends on the engagement of users with our products, including the frequency, breadth and depth of their use. If users become less engaged with our products, they may be less likely to purchase subscriptions or renew their existing subscriptions, which would adversely affect our subscription revenues. In addition, we have implemented and may continue to implement changes in the free access we provide to our content and/or the pricing of our subscriptions that could have an adverse impact on our ability to attract and retain subscribers.
Print subscriptions continue to decline as the media industry has transitioned from being primarily print-focused to digital. If we are unable to offset continued revenue declines resulting from falling print subscriptions with revenue from home-delivery price increases, our print subscription revenue will be adversely affected. In addition, if we are unable to offset and ultimately replace continued print subscription revenue declines with other sources of revenue, our operating results will be adversely affected.

THE NEW YORK TIMES COMPANY – P. 7

Our advertising revenues are affected by numerous external factors, including economic conditions, market dynamics, audience fragmentation and evolving digital advertising trends.
We derive substantial revenues from the sale of advertising in our products. Advertising spending is sensitive to overall economic conditions, and our advertising revenues could be adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Among other things, an economic slowdown or other negative impact on worldwide economic conditions from the outbreak and spread of the coronavirus (COVID-19) could materially adversely impact our advertising revenues.
In determining whether to buy advertising, our advertisers consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, breadth of advertising offerings and alternative advertising options.
Although print advertising revenue continues to represent a majority of our total advertising revenue (approximately 51% of our total advertising revenues in 2019), the overall proportion continues to decline. The increased popularity of digital media among consumers, particularly as a source for news and other content, has driven a corresponding shift in demand from print advertising to digital advertising. However, our digital advertising revenue has not replaced, and may not replace in full, print advertising revenue lost as a result of the shift.
Large digital platforms, such as Facebook, Google and Amazon, which have greater audience reach, audience data and targeting capabilities than we do, command a large share of the digital display advertising market, and we anticipate that this will continue. The remaining market is subject to significant competition among publishers and other content providers, and audience fragmentation. These dynamics have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates.
The digital advertising market itself continues to undergo change. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale play a significant role in the advertising marketplace and have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers. Growing consumer reliance on mobile devices creates additional pressure, as mobile display advertising does not command the same rates as desktop advertising. Our digital advertising operations rely on a small number of significant technologies (particularly Google’s ad manager) which, if interrupted or meaningfully changed, could have an adverse impact on our advertising revenues, operating costs and/or operating results.
Evolving standards for the delivery of digital advertising, as well as the development and implementation of technology and policies that adversely affect our ability to deliver, target or measure the effectiveness of advertising (such as blocking the display of advertising and/or cookies), may also adversely affect our advertising revenues if we are unable to develop effective solutions to mitigate their impact.
As the digital advertising market continues to evolve, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow digital audiences and demonstrate the value of our advertising and the effectiveness of our products to advertisers.
There may be further downward pressure on our advertising revenue margins as our advertising business evolves.
The character of our advertising continues to change, as demand for newer forms of advertising such as branded content and other customized advertising increases. The margin on revenues from some of these advertising forms is generally lower than the margin on revenues we generate from our print advertising and traditional digital display advertising. Consequently, we may experience further downward pressure on our advertising revenue margins as a greater percentage of advertising revenues comes from these newer forms.
We have continued to take steps intended to improve our users’ experiences and retain and grow our subscriber base. For example, in order to improve users’ experiences, we have ceased presenting open-market programmatic advertising in our iOS and Android mobile applications. While these changes may result in long-term benefits for our advertising revenue, they may reduce the inventory for some of our digital advertising products or may otherwise impact advertising revenues.

P. 8 – THE NEW YORK TIMES COMPANY

Investments we make in new and existing products and services expose us to risks and challenges that could adversely affect our operations and profitability.
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to develop new products and services. These investments have included, among others: enhancements to our core news product; our lifestyle products (including our Crossword, Cooking and Parenting products); investments in our podcasts and television initiatives; as well as our commercial printing and other ancillary operations. These efforts present numerous risks and challenges, including the potential need for us to develop additional expertise in certain areas; technological and operational challenges; the need to effectively allocate capital resources; new and/or increased costs (including marketing costs and costs to recruit, integrate and retain skilled employees); risks associated with new strategic relationships; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
Although we believe we have a strong and well-established reputation as a global media company, our ability to market these products effectively, and to gain and maintain an audience, particularly for some of our new digital products, is not certain, and if they are not favorably received, our brand may be adversely affected. Even if our new products and services, or enhancements to existing products and services, are favorably received, they may not advance our business strategy as expected, may result in unanticipated costs or liabilities and may fall short of expected return on investment targets or fail to generate sufficient revenue to justify our investments, which could adversely affect our business, results of operations and financial condition.
The fixed cost nature of significant portions of our expenses may limit our operating flexibility and could adversely affect our results of operations.
Significant portions of our expenses, including employee-related costs, are fixed costs that neither increase nor decrease proportionately with revenues. In addition, our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by certain of our collective bargaining agreements. If we were unable to implement cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, our results of operations will be adversely affected.
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
We regularly face attempts by malicious actors to breach our security and compromise our information technology systems. These attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data, and other techniques), to disrupt service or exfiltrate data. Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
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

THE NEW YORK TIMES COMPANY – P. 9

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
We believe The New York Times brand is a powerful and trusted brand with an excellent reputation for high-quality independent journalism and content, and this brand is a key element of our business. Our brand might be damaged by incidents that erode consumer trust (such as negative publicity), a perception that our journalism is unreliable or a decline in the perceived value of independent journalism. We may introduce new products or services that users do not like and that may negatively affect our brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our reputation could also be damaged by failures of third-party vendors we rely on in many contexts. We are investing in defining and enhancing our brand. These investments are considerable and may not be successful. To the extent our brand and reputation are damaged, our ability to attract and retain readers, subscribers, advertisers and/or employees could be adversely affected, which could in turn have an adverse impact on our business, revenues and operating results.
Our international operations expose us to economic and other risks inherent in foreign operations.
We have news bureaus and other offices around the world, and our digital and print products are generally available globally. We are focused on further expanding the international scope of our business, and face the inherent risks associated with doing business abroad, including:

•	effectively managing and staffing foreign operations, including complying with local laws and regulations in each different jurisdiction;

•	providing for the safety and security of our journalists and other employees;

•
potential economic, legal, political or social uncertainty and volatility in local or global market conditions (e.g., as a result of the implementation of the United Kingdom’s referendum to withdraw membership from the European Union, commonly referred to as Brexit) or catastrophic events (e.g., a natural disaster, an act of terrorism, a pandemic, epidemic or outbreak of a disease or severe weather) that could adversely affect the companies with which we do business; cause changes in discretionary spending; or otherwise adversely impact our operations and business;

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

P. 10 – THE NEW YORK TIMES COMPANY

In addition, we have limited experience in developing and marketing our digital products in certain international regions and non-English languages and could be at a disadvantage compared with local and multinational competitors.
Failure to comply with laws and regulations, including with respect to privacy, data protection and consumer marketing practices, could adversely affect our business.
Our business is subject to various laws and regulations of local and foreign jurisdictions, including laws and regulations with respect to privacy and the collection and use of personal data, as well as laws and regulations with respect to consumer marketing practices.
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the processing (including the collection, use, retention and sharing) and security of the data we receive from and about individuals. Failure to protect confidential data, provide individuals with adequate notice of our privacy policies or obtain required valid consent, for example, could subject us to liabilities imposed by these jurisdictions. Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data protection. For example, the General Data Protection Regulation adopted by the European Union imposes more stringent data protection requirements and significant penalties for noncompliance; California’s Consumer Privacy Act creates new data privacy rights; and the European Union’s forthcoming ePrivacy Regulation is expected to impose, with respect to electronic communications, stricter data protection and data processing requirements.
In addition, various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the manner in which we market our subscription products, including with respect to pricing and subscription renewals. These laws and regulations often differ across jurisdictions.
Existing and newly adopted laws and regulations (or new interpretations of existing laws and regulations) have imposed and may continue to impose obligations that may affect our business, require us to incur increased compliance costs and cause us to further adjust our advertising or marketing practices. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our users and advertisers. Each of these potential consequences could adversely affect our business and results of operations.
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

THE NEW YORK TIMES COMPANY – P. 11

Competition for certain types of acquisitions is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy, may cause us to incur unanticipated costs or liabilities and may fall short of expected return on investment targets, which could adversely affect our business, results of operations and financial condition.
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
We sponsor a frozen single-employer defined benefit pension plan. The Company and the NewsGuild of New York jointly sponsor a defined benefit plan that continues to accrue active benefits. Although we have frozen participation and benefits under our single employer plan, and have taken other steps to reduce the size and volatility of our pension plan obligations, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to, these plans.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. As of December 29, 2019, our qualified defined benefit pension plans were underfunded by approximately $12 million. Our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include: legislative changes; assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and bond markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, the Company sponsors several non-qualified pension plans, with unfunded obligations totaling $248 million. Although we have frozen participation and benefits under all but one of these plans, and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our results of operations, financial condition and cash flows.
We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our current and former production and delivery employees. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets, other funding deficiencies, or potential legislative action. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.
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

P. 12 – THE NEW YORK TIMES COMPANY

We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated (primarily in connection with the sales of the New England Media Group in 2013 and the Regional Media Group in 2012) and may record additional liabilities in the future. In addition, due to declines in our contributions, we have recorded withdrawal liabilities for actual and estimated partial withdrawals from several plans in which we continue to participate. Until demand letters from some of the multiemployer pension funds are received, the exact amount of the withdrawal liability will not be fully known and, as such, a difference from the recorded estimate could have an adverse effect on our results of operations, financial condition and cash flows. Several of the multiemployer plans in which we participate are specific to the newspaper industry, which continues to undergo significant pressure. A withdrawal by a significant percentage of participating employers may result in a mass withdrawal declaration by the trustees of one or more of these plans, which would require us to record additional withdrawal liabilities.
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
The cost of raw materials, of which newsprint is the major component, represented approximately 5% of our total operating costs in 2019. The price of newsprint has historically been volatile and could increase as a result of various factors, including:

•	a reduction in the number of newsprint suppliers due to restructurings, bankruptcies, consolidations and conversions to other grades of paper;
•increases in supplier operating expenses due to rising raw material or energy costs or other factors;
•currency volatility;
•tariffs on certain paper imports from Canada into United States; and
•an inability to maintain existing relationships with our newsprint suppliers.
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
Approximately 43% of our full-time equivalent employees were represented by unions as of December 29, 2019, including editorial employees at Wirecutter who formed a union in 2019. As a result, we are required to negotiate the wage, benefits and other terms and conditions of employment with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.

THE NEW YORK TIMES COMPANY – P. 13

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
Defects, delays or interruptions in the cloud-based hosting services we utilize could adversely affect our reputation and operating results.
We currently utilize third party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services generally could result in interruptions in service to our subscribers and advertisers and/or the Company’s critical business functions, notwithstanding any business continuity or disaster recovery plans or agreements that may currently be in place with these providers. This could result in unanticipated downtime and/or harm to our reputation and operating results.
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
We periodically receive claims from third parties alleging infringement, misappropriation or other violations of their copyright, patent, trademark and similar intellectual property rights. These third parties include rights holders seeking to monetize intellectual property they own or otherwise have rights to through asserting claims of infringement or misuse. Even if we believe that these claims of intellectual property infringement are without merit, defending against the claims can be time-consuming, be expensive to litigate or settle, and cause diversion of management attention.
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
The terms of our credit facility impose restrictions on our operations that could limit our ability to undertake certain actions.
In September 2019, we entered into a $250.0 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 29,

P. 14 – THE NEW YORK TIMES COMPANY

2019, there were no outstanding borrowings under the Credit Facility. See “Management’s Discussion and Analysis of Financial condition and Results of Operations - Liquidity and Capital Resources” for a description of the Credit Facility.
The Credit Facility contains various customary affirmative and negative covenants, including certain financial covenants and various incurrence-based negative covenants imposing potentially significant restrictions on our operations. These covenants restrict, subject to various exceptions, our ability to, among other things:

•	incur debt (directly or by third party guarantees);

•	grant liens;

•	pay dividends;

•	make investments;

•	make acquisitions or dispositions; and

•	prepay debt.
Any of these restrictions and limitations could make it more difficult for us to execute our business strategy.
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
From time to time, we are party to litigation, including matters relating to alleged libel or defamation and employment-related matters, as well as regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 20 of the Notes to the Consolidated Financial Statements regarding certain matters. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors.

THE NEW YORK TIMES COMPANY – P. 15

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located at 620 Eighth Avenue, New York, New York, in our headquarters building, which was completed in 2007 and consists of approximately 1.54 million gross square feet (the “Company Headquarters”). We own a leasehold condominium interest representing approximately 828,000 gross square feet in the building. In December 2019, we repurchased the portion of the condominium interest that we had sold and simultaneously leased back in 2009 (the “Condo Interest”) for $245.3 million and, as a result, we now own our interest in the building unencumbered. As of December 29, 2019, we have leased approximately 12.5 floors to third parties.
In addition, we have a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site. In August 2019, we exercised our option to purchase the property, which was previously owned by the City of New York, for approximately $6.9 million.
As of December 29, 2019, we also owned other properties with an aggregate of approximately 3,000 gross square feet and leased other properties with an aggregate of approximately 231,000 rentable square feet in various locations.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

P. 16 – THE NEW YORK TIMES COMPANY

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 27, 2020
Mark Thompson	62	2012	President and Chief Executive Officer (since 2012); Director-General, British Broadcasting Corporation (2004 to 2012)
A.G. Sulzberger	39	2009	Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015 to 2016); Assistant Editor (2012 to 2015)
R. Anthony Benten	56	1989	Senior Vice President, Treasurer (since December 2016) and Chief Accounting Officer (since 2019); Corporate Controller (2007 to 2019); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	51	2004
Executive Vice President, General Counsel (since January 2017) and Secretary (since 2011); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)

Roland A. Caputo	59	1986
Executive Vice President and Chief Financial Officer (since 2018); Executive Vice President, Print Products and Services Group (2013 to 2018); Senior Vice President and Chief Financial Officer, The New York Times Media Group (2008 to 2013)

Meredith Kopit Levien	48	2013
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
The number of security holders of record as of February 24, 2020, was as follows: Class A Common Stock: 5,129; Class B Common Stock: 24.
In February 2020, the Board of Directors approved a quarterly dividend of $0.06 per share. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
September 30, 2019 - November 3, 2019	—	$—	—	$16,236,612
November 4, 2019 - December 1, 2019	—	$—	—	$16,236,612
December 2, 2019 - December 29, 2019	—	$—	—	$16,236,612
Total for the fourth quarter of 2019	—	$—	—	$16,236,612

(1)
On January 13, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of December 29, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

UNREGISTERED SALES OF EQUITY SECURITIES
On October 11, 2019, we issued 4 shares of Class A Common Stock to a holder of Class B Common Stock upon the conversion of such Class B Common Stock into Class A Common Stock. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

P. 18 – THE NEW YORK TIMES COMPANY

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 29, 2019, on an assumed investment of $100 on December 28, 2014, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
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

	As of and for the Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data
Revenues	$1,812,184	$1,748,598	$1,675,639	$1,555,342	$1,579,215
Operating costs	1,634,639	1,558,778	1,493,278	1,419,416	1,385,840
Headquarters redesign and consolidation	—	4,504	10,090	—	—
Restructuring charge	4,008	—	—	16,518	—
(Gain)/loss from pension liability adjustment	(2,045)	(4,851)	(4,320)	6,730	9,055
Operating profit	175,582	190,167	176,591	112,678	184,320
Other components of net periodic benefit costs	7,302	8,274	64,225	11,074	47,735
Gain/(loss) from joint ventures	—	10,764	18,641	(36,273)	(783)
Interest expense and other, net	3,820	16,566	19,783	34,805	39,050
Income from continuing operations before income taxes	164,460	176,091	111,224	30,526	96,752
Income from continuing operations	139,966	127,460	7,268	26,105	62,842
Loss from discontinued operations, net of income taxes	—	—	(431)	(2,273)	—
Net income attributable to The New York Times Company common stockholders	139,966	125,684	4,296	29,068	63,246
Balance Sheet Data
Cash, cash equivalents and marketable securities	$683,912	$826,363	$732,911	$737,526	$904,551
Property, plant and equipment, net	627,121	638,846	640,939	596,743	632,439
Total assets	2,089,138	2,197,123	2,099,780	2,185,395	2,417,690
Total debt and capital lease obligations	—	253,630	250,209	246,978	431,228
Total New York Times Company stockholders’ equity	1,172,003	1,040,781	897,279	847,815	826,751

P. 20 – THE NEW YORK TIMES COMPANY

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.84	$0.76	$0.03	$0.19	$0.38
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)	—
Net income	$0.84	$0.76	$0.03	$0.18	$0.38
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.83	$0.75	$0.03	$0.19	$0.38
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)	—
Net income	$0.83	$0.75	$0.03	$0.18	$0.38
Dividends declared per share	$0.20	$0.16	$0.16	$0.16	$0.16
New York Times Company stockholders’ equity per diluted common share	$7.00	$6.23	$5.46	$5.21	$4.97
Average basic common shares outstanding	166,042	164,845	161,926	161,128	164,390
Average diluted common shares outstanding	167,545	166,939	164,263	162,817	166,423
Key Ratios
Operating profit to revenues	9.7%	10.9%	10.5%	7.2%	11.7%
Return on average common stockholders’ equity	12.7%	13.0%	0.5%	3.5%	8.1%
Return on average total assets	6.5%	5.8%	0.2%	1.3%	2.5%
Total debt and capital lease obligations to total capitalization	—%	19.6%	21.8%	22.6%	34.3%
Current assets to current liabilities	1.64	1.33	1.80	2.00	1.53
Full-Time Equivalent Employees	4,500	4,320	3,789	3,710	3,560
The items below are included in the Selected Financial Data. As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the Company has recast the respective prior periods to conform with the current period presentation.
2019
The items below had a net unfavorable effect on our Income from continuing operations of $14.5 million, or $.09 per share:

•	$13.5 million of pre-tax expenses ($10.0 million after tax, or $.06 per share) for non-operating retirement costs;

•
a $4.0 million pre-tax charge ($3.0 million after tax or $.02 per share) related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC;

•	a $4.0 million pre-tax charge ($3.0 million after tax, or $.02 per share) for severance costs; and

•
a $2.0 million pre-tax gain ($1.5 million after tax, or $.01 per share) from a multiemployer pension plan liability adjustment. See Note 10 of the Notes to the Consolidated Financial Statements for more information on this item.

THE NEW YORK TIMES COMPANY – P. 21

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

•
a $4.9 million pre-tax gain ($3.6 million after tax or $.02 per share) from a multiemployer pension plan liability adjustment. See Note 10 of the Notes to the Consolidated Financial Statements for more information on this item; and

•
a $4.5 million pre-tax charge ($3.3 million after tax or $.02 per share) in connection with the redesign and consolidation of space in our Company Headquarters. See Note 8 of the Notes to the Consolidated Financial Statements for more information on this item.

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

•	a $10.1 million pre-tax charge ($6.1 million after tax, or $.04 per share) in connection with the redesign and consolidation of space in our Company Headquarters; and

•	$1.5 million of pre-tax expenses ($0.9 million after tax, or $.01 per share) for non-operating retirement costs;
2016
The items below had a net unfavorable effect on our Income from continuing operations of $60.2 million, or $.37 per share:

•	a $37.5 million pre-tax loss ($22.8 million after tax, or $.14 per share) from joint ventures related to the announced closure of the paper mill operated by Madison;

•
a $21.3 million pre-tax pension settlement charge ($12.8 million after tax, or $.08 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees (in

P. 22 – THE NEW YORK TIMES COMPANY

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

•	$22.9 million of pre-tax expenses ($13.7 million after tax, or $.08 per share) for non-operating retirement costs;

•	a $9.1 million pre-tax charge ($5.4 million after tax, or $.03 per share) for partial withdrawal obligations under multiemployer pension plans; and

•	a $7.0 million pre-tax charge ($4.2 million after tax, or $.03 per share) for severance costs.
The following table reconciles other components of net periodic benefit costs, to the comparable non-GAAP metric, non-operating retirement costs:

	Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Other components of net periodic benefit costs:	7,302	8,274	64,225	11,074	47,735
Add: Multiemployer pension plan withdrawal costs	6,183	7,002	6,599	14,001	15,537
Less: Special Items
Pension settlement expense	—	—	102,109	21,294	40,329
Postretirement benefit plan settlement gain	—	—	(32,737)	—	—
Pension curtailment gain	—	—	—	(1,683)	—
Non-operating retirement costs	13,485	15,276	1,452	5,464	22,943

THE NEW YORK TIMES COMPANY – P. 23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 29, 2019, and results of operations for the two years ended December 29, 2019. Please read this item together with our Consolidated Financial Statements and the related Notes included in this Annual Report. We have omitted discussion of 2017 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2018 Annual Report on Form 10-K, filed with the SEC on February 26, 2019.
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		PAGE
Executive Overview:	The executive overview section provides a summary of The New York Times Company and our business	24
Results of Operations:	The results of operations section provides an analysis of our results on a consolidated basis for the two years ended December 29, 2019.	28
Non-Operating Items:	The non-operating items section provides an analysis of our non-GAAP financial measures to the most directly comparable GAAP measures for the two years ended December 29, 2019.	32
Liquidity and Capital Resources:	The liquidity and capital resources section provides a discussion of our cash flows for the two years ended December 29, 2019, restricted cash, capital expenditures, and of our outstanding debt, commitments and contingencies existing as of December 29, 2019.	36
Critical Accounting Policies:	The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	39
Pensions and Other Postretirement Benefits:	The pension and other postretirement benefits section provides a discussion on our benefit plans.	41
EXECUTIVE OVERVIEW
We are a global media organization that includes our newspaper, print and digital products and related businesses. We have one reportable segment with businesses that include our newspaper, websites and mobile applications.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in our Company Headquarters, affiliate referrals, television and film (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
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

P. 24 – THE NEW YORK TIMES COMPANY

We believe that a number of factors and industry trends have, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could affect our business, results of operations and financial condition, see “Item 1A — Risk Factors.”
2019 Financial Highlights
In 2019, diluted earnings per share from continuing operations were $0.83, compared with $0.75 for 2018. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.92 for 2019, compared with $0.81 for 2018.
Operating profit in 2019 was $175.6 million, compared with $190.2 million for 2018. The decrease was mainly driven by higher operating costs, lower print advertising revenue and lower print subscription revenue, partially offset by higher digital subscription revenues and other revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $248.4 million and $262.6 million for 2019 and 2018, respectively.
Total revenues increased 3.6% to $1.81 billion in 2019 from $1.75 billion in 2018 primarily driven by an increase in digital subscription revenue as well as increases in other revenues, partially offset by a decrease in print advertising revenue and print subscription revenue. Total digital revenues increased to approximately $801 million in 2019 compared with $709 million in 2018.
Subscription revenues increased 4.0% to $1.08 billion in 2019 and advertising revenues decreased 4.9% to $531 million in 2019. Other revenues increased 33.8% in 2019 largely due to revenue earned from our television series, “The Weekly,” as well as growth in commercial printing operations, and higher rental revenue from the lease of additional space in our Company Headquarters. Digital other revenues totaled $79.8 million in 2019, an approximately 61% increase compared with 2018, driven primarily by television and film revenue associated with our television series, “The Weekly.”
Operating costs increased in 2019 to $1.63 billion from $1.56 billion in 2018, driven by growth in the number of newsroom and product development employees, higher marketing expenses incurred to promote our brand and products and grow our subscriber base, and higher content costs, including costs related to our television series, “The Weekly,” partially offset by lower print production and distribution costs related to our newspaper. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in 2019 to $1.56 billion from $1.49 billion in 2018.
Our Strategy
We continue to operate during a period of transformation in our industry, which has presented both challenges to and opportunities for the Company. We believe that the following priorities will be key to our strategic efforts.
Producing the best journalism
We believe that The Times’s original and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from other news organizations and is at the heart of what makes our journalism worth paying for.
During 2019, The Times again broke stories and produced investigative reports that sparked global conversations on wide-ranging topics. Our ground-breaking journalism continues to be recognized, most notably in the number of Pulitzer prizes The Times has received — more than any other news organization. In addition, we have made significant investments in our newsroom, adding journalistic talent across a wide range of areas and continuing to invest in visual and audio journalism.
Our highly popular news podcast, The Daily, which we launched in 2017, reached one billion total downloads, and has laid the groundwork for a number of new podcasts. In addition, the launch of television programs based on Times content has provided additional ways for audiences to experience our original and high-quality journalism.
We recently announced a price increase on a subset of our digital news subscription base — the first since our launch of the digital pay model in 2011. We believe that our subscribers understand the value of high-quality independent journalism and the importance of ensuring the continued quality, breadth and depth of our report.

THE NEW YORK TIMES COMPANY – P. 25

In 2020, we expect to make significant further investments in our journalism and remain committed to providing trustworthy, interesting and relevant content that we believe sets The Times apart.
Growing our audience and strengthening engagement to support subscription growth
We continue to focus on expanding our audience reach, strengthening the engagement of users and demonstrating why independent, high-quality journalism is worth paying for.
During the year, we made further enhancements to our core digital news product to optimize user experience and improve engagement. We also made significant changes to our access model, reducing the number of articles per month that users can access without registering. We believe these changes — which have led to a significant increase in registered users — have strengthened our direct relationships with readers and supported our digital subscription growth efforts.
We also made further enhancements to our existing digital standalone products and services, including our Crossword and Cooking products and Wirecutter, and invested in new formats through which to deliver our high-quality journalism and engage audiences globally.
The Company added over one million net digital subscriptions in 2019, the most annual subscription additions in our history. We believe that this significant growth demonstrates the continued success of our “subscription-first” strategy. As of December 29, 2019, we had approximately 5.3 million total subscriptions to our products, more than at any point in our history, and we remain focused on our goal to reach 10 million subscriptions by 2025.
We also experimented further with reaching new audiences on third-party platforms, while continuing to build direct relationships on our own platforms. During the year, we announced our participation in Facebook News, which provides users access to headlines and short summaries of Times articles and directs readers to our platform for access to complete stories. We believe this multi-year licensing arrangement represents a significant positive step in our relationship with large digital platforms.
Finally, we continued to invest in brand marketing initiatives to reinforce the importance of deeply reported independent journalism and the value of The Times brand.
Looking ahead, we will explore additional opportunities to grow and engage our audience, further innovate our products and invest in brand marketing initiatives, while remaining committed to creating high-quality journalism that sets The Times apart.
Improving our efficiency and effectiveness to grow our long-term profitability
We are focused on becoming a more effective and efficient organization and have continued to take steps to maximize the long-term profitability of the Company.
In addition to increasing our digital subscription revenue, we remain focused on growing high-margin digital advertising revenue by developing innovative and compelling advertising offerings that integrate well with the user experience and provide value to advertisers. We believe we have a powerful brand that, because of the quality of our journalism, attracts educated, affluent and influential audiences, and provides a safe and trusted platform for advertisers’ brands. We will continue to focus on leveraging our brand in developing and refining our advertising offerings.
In recent years, we have realigned our organizational structure to improve the speed and effectiveness of our product development process and optimize our data and technology platforms. We are also focused on maximizing the efficiency and profitability of our print products and services, which remain a significant part of our business. Looking ahead, we will apply disciplined cost-management across the organization to fund continued investment in our business and support long-term profitable growth.
Effectively managing our liquidity and our non-operating costs
We have continued to strengthen our liquidity position and further de-leverage and de-risk our balance sheet. As of December 29, 2019, the Company had cash and cash equivalents and marketable securities of approximately $684 million. In December 2019, we repurchased a portion of the Company’s leasehold condominium interest in our Company Headquarters for $245.3 million, and had no remaining debt as of December 29, 2019.
In addition, we remain focused on managing our pension plan obligations. We have taken steps over the last several years to reduce the size and volatility of our pension obligations, including freezing accruals under all but one

P. 26 – THE NEW YORK TIMES COMPANY

of our qualified defined benefit pension plans, making immediate pension benefits offers in the form of lump-sum payments to certain former employees and transferring certain future benefit obligations and administrative costs to insurers.
Our qualified pension plans were underfunded (meaning the present value of future benefits obligations exceeded the fair value of plan assets) as of December 29, 2019, by approximately $12 million, compared with approximately $81 million as of December 30, 2018. We made contributions of approximately $10 million to certain qualified pension plans in 2019, compared with approximately $8 million in 2018. We expect to make contributions in 2020 to satisfy minimum funding requirements of approximately $9 million. We will continue to look for ways to reduce the size and volatility of our pension obligations.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have an impact on our reported financial results. We expect to continue to experience volatility in our retirement-related costs, including pension, multiemployer pension and retiree medical costs.

THE NEW YORK TIMES COMPANY – P. 27

RESULTS OF OPERATIONS
Overview
Fiscal years 2019 and 2018 each comprised 52 weeks. The following table presents our consolidated financial results:

	Years Ended		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Revenues
Subscription	$1,083,851	$1,042,571	4.0
Advertising	530,678	558,253	(4.9)
Other	197,655	147,774	33.8
Total revenues	1,812,184	1,748,598	3.6
Operating costs
Production costs:
Wages and benefits	424,070	380,678	11.4
Raw materials	75,904	76,542	(0.8)
Other production costs	206,381	196,956	4.8
Total production costs	706,355	654,176	8.0
Selling, general and administrative costs	867,623	845,591	2.6
Depreciation and amortization	60,661	59,011	2.8
Total operating costs	1,634,639	1,558,778	4.9
Headquarters redesign and consolidation	—	4,504	*
Restructuring charge	4,008	—	*
Gain from pension liability adjustment	(2,045)	(4,851)	(57.8)
Operating profit	175,582	190,167	(7.7)
Other components of net periodic benefit costs	7,302	8,274	(11.7)
Gain from joint ventures	—	10,764	*
Interest expense and other, net	3,820	16,566	(76.9)
Income from continuing operations before income taxes	164,460	176,091	(6.6)
Income tax expense	24,494	48,631	(49.6)
Net income	139,966	127,460	9.8
Net income attributable to the noncontrolling interest	—	(1,776)	*
Net income attributable to The New York Times Company common stockholders	$139,966	$125,684	11.4
* Represents a change equal to or in excess of 100% or one that is not meaningful.

P. 28 – THE NEW YORK TIMES COMPANY

Revenues
Subscription, advertising and other revenues were as follows:

	Years Ended		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Subscription	$1,083,851	$1,042,571	4.0
Advertising	530,678	558,253	(4.9)
Other	197,655	147,774	33.8
Total	$1,812,184	$1,748,598	3.6
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
The following table summarizes print and digital subscription revenues for the years ended December 29, 2019, and December 30, 2018:

	Years Ended		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Print subscription revenues	$623,399	$641,951	(2.9)
Digital-only subscription revenues:
News product subscription revenues(1)	426,125	378,484	12.6
Other product subscription revenues(2)	34,327	22,136	55.1
Total subscription revenues	$1,083,851	$1,042,571	4.0
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the
Company’s Crossword and Cooking products are also included in this category.
(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
The following table summarizes print and digital subscriptions as of December 29, 2019, and December 30, 2018:

	As of		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Print subscriptions	856	924	(7.4)
Digital-only subscriptions:
News product subscriptions(1)	3,429	2,713	26.4
Other product subscriptions(2)	966	647	49.3
Total subscriptions	5,251	4,284	22.6
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Crossword and Cooking products.

THE NEW YORK TIMES COMPANY – P. 29

Subscription revenues increased 4.0% in 2019 compared with 2018. The increase was primarily driven by significant growth in the number of digital-only subscriptions, which led to digital-only subscription revenue growth of approximately 15%, partially offset by a decline in print subscription revenue of approximately 3%. Print subscription revenue decreased due to a decline of approximately 7% in home-delivery subscriptions and a decrease of approximately 9% in single-copy and bulk sales revenue, partially offset by an increase of approximately 6% in home-delivery prices for The New York Times newspaper.
Advertising Revenues
Advertising revenues are primarily derived from offerings sold directly to marketers by our advertising sales teams. A significantly smaller and diminishing proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands in print in the form of column-inch ads, and on our digital platforms in the form of banners and video in websites, mobile applications and emails. Display advertising includes advertisements that direct viewers to branded content on The Times’s platforms. Other advertising primarily represents, for our print products, classified advertising revenue, including line-ads sold in the major categories of real estate, help wanted, automotive and other as well as revenue from preprinted advertising, also known as free-standing inserts. Digital other advertising revenue primarily includes creative services fees, including those associated with our branded content studio; advertising revenue from our podcasts; and advertising revenue generated by Wirecutter, our product review and recommendation website.

	Years Ended
	December 29, 2019			December 30, 2018			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$240,723	$189,102	$429,825	$269,160	$202,038	$471,198	(10.6)%	(6.4)%	(8.8)%
Other	29,501	71,352	100,853	30,220	56,835	87,055	(2.4)%	25.5%	15.8%
Total advertising	$270,224	$260,454	$530,678	$299,380	$258,873	$558,253	(9.7)%	0.6%	(4.9)%
Print advertising revenues, which represented 51% of total advertising revenues in 2019, declined 9.7% to $270.2 million in 2019 compared with $299.4 million in 2018. The decrease was driven by a continued decline in display advertising revenue, primarily in the financial services and luxury categories.
Digital advertising revenues, which represented 49% of total advertising revenues in 2019, increased 0.6% to $260.5 million in 2019 compared with $258.9 million in 2018. The increase primarily reflected increases in revenue from podcasts, partially offset by a decrease in revenue from direct-sold advertising on our core digital platforms.
Other Revenues
Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in the Company Headquarters, affiliate referrals, television and film (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce. Digital other revenues consists primarily of affiliate referral revenue, television and film revenue and digital licensing revenue. Building rental revenue consists of revenue from the lease of floors in our Company Headquarters, which totaled $28.0 million and $23.3 million in 2019 and 2018, respectively.
Other revenues increased 33.8% in 2019 compared with 2018 largely due revenue earned from our television series, “The Weekly,” as well as growth in commercial printing operations, and higher rental revenue from the lease of additional space in our Company Headquarters. Digital other revenues totaled $79.8 million in 2019, an approximately 61% increase compared with 2018, driven primarily by television and film revenue associated with our television series, “The Weekly.”

P. 30 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Production costs:
Wages and benefits	$424,070	$380,678	11.4
Raw materials	75,904	76,542	(0.8)
Other production costs	206,381	196,956	4.8
Total production costs	706,355	654,176	8.0
Selling, general and administrative costs	867,623	845,591	2.6
Depreciation and amortization	60,661	59,011	2.8
Total operating costs	$1,634,639	$1,558,778	4.9
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 29, 2019	December 30, 2018
Components of operating costs as a percentage of total operating costs
Wages and benefits	45%	44%
Raw materials	5%	5%
Other operating costs	46%	47%
Depreciation and amortization	4%	4%
Total	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 29, 2019	December 30, 2018
Components of operating costs as a percentage of total revenues
Wages and benefits	41%	40%
Raw materials	4%	4%
Other operating costs	42%	42%
Depreciation and amortization	3%	3%
Total	90%	89%

THE NEW YORK TIMES COMPANY – P. 31

Production Costs
Production costs include items such as labor costs, raw materials and machinery and equipment expenses related to news gathering and production activity, as well as costs related to producing branded content.
Production costs increased in 2019 compared with 2018, primarily driven by increases in wages and benefits (approximately $43 million) and other production costs ($10 million), partially offset by a decrease in raw materials expense (approximately $1 million). The increase in wages and benefits was largely due to growth in the number of newsroom and digital product development employees. Other production costs increased due to expenses incurred in connection with our television series,“The Weekly,” partially offset by a decrease in outside printing expenses. Raw materials expense decreased primarily due to lower consumption, partially offset by higher newsprint pricing.
Selling, General and Administrative Costs
Selling, general and administrative costs include costs associated with the selling, marketing and distribution of products as well as administrative expenses.
Selling, general and administrative costs increased in 2019 compared with 2018, primarily due to an increase in wages and benefits (approximately $17 million), other operating costs (approximately $12 million) and promotion and marketing costs (approximately $8 million), partially offset by a decrease in distribution costs (approximately $13 million) and outside services (approximately $4 million). Wages and benefits increased primarily as a result of increased hiring to support the Company’s strategic initiatives. Other operating costs increased due to higher credit card fees driven by an increase in revenue, and higher computer software costs. Promotion and marketing costs increased due to increased spending to promote our subscription business and brand. Outside services decreased primarily due to lower consulting fees, and distribution costs decreased as a result of fewer print copies produced.
Depreciation and Amortization
Depreciation and amortization costs increased in 2019 compared with 2018 due to building and software projects that were placed in service and started depreciating in the second half of 2018.
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

P. 32 – THE NEW YORK TIMES COMPANY

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

•	a $4.9 million pre-tax gain ($3.6 million after tax or $.02 per share) from a multiemployer pension plan liability adjustment; and

•	a $4.5 million pre-tax charge ($3.3 million after tax or $.02 per share) in connection with the redesign and consolidation of space in our Company Headquarters.
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

THE NEW YORK TIMES COMPANY – P. 33

Included in our non-GAAP financial measures are non-operating retirement costs which are primarily tied to financial market performance and changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share from continuing operations excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share from continuing operations and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
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

	Years Ended		% Change
	December 29, 2019	December 30, 2018	2019 vs. 2018
Diluted earnings per share from continuing operations	$0.83	$0.75	10.7%
Add:
Severance	0.02	0.04	(50.0)%
Non-operating retirement costs
Multiemployer pension plan withdrawal costs	0.04	0.04	—
Other components of net periodic benefit costs	0.04	0.05	(20.0)%
Special items:
Headquarters redesign and consolidation	—	0.03	*
Restructuring charge	0.02	—	*
Gain from pension liability adjustment	(0.01)	(0.03)	(66.7)%
Gain from joint ventures, net of noncontrolling interest	—	(0.06)	*
Income tax expense of adjustments	(0.03)	(0.02)	50.0%
Adjusted diluted earnings per share from continuing operations (1)	$0.92	$0.81	13.6%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
(1) Amounts may not add due to rounding.

P. 34 – THE NEW YORK TIMES COMPANY

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	Years Ended		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Operating profit	$175,582	190,167	(7.7)%
Add:
Depreciation & amortization	60,661	59,011	2.8%
Severance	3,979	6,736	(40.9)%
Multiemployer pension plan withdrawal costs	6,183	7,002	(11.7)%
Special items:
Headquarters redesign and consolidation	—	4,504	*
Restructuring charge	4,008	—	*
Gain from pension liability adjustment	(2,045)	(4,851)	(57.8)%
Adjusted operating profit	$248,368	$262,569	(5.4)%
* Represents a change equal to or in excess of 100% or one that is not meaningful.

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	Years Ended		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Operating costs	$1,634,639	$1,558,778	4.9%
Less:
Depreciation & amortization	60,661	59,011	2.8%
Severance	3,979	6,736	(40.9)%
Multiemployer pension plan withdrawal costs	6,183	7,002	(11.7)%
Adjusted operating costs	$1,563,816	$1,486,029	5.2%
* Represents a change equal to or in excess of 100% or one that is not meaningful.

THE NEW YORK TIMES COMPANY – P. 35

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 29, 2019	December 30, 2018	2019 vs. 2018
Cash and cash equivalents	$230,431	$241,504	(4.6)
Marketable securities	453,481	584,859	(22.5)
Total debt and capital lease obligations	—	253,630	*
Total New York Times Company stockholders’ equity	1,172,003	1,040,781	12.6
Ratios:
Total debt and capital lease obligations to total capitalization	—%	19.6%
Current assets to current liabilities	1.64	1.33
* Represents an increase or decrease in excess of 100%.
Our primary sources of cash inflows from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided about 60% and 29%, respectively, of total revenues in 2019. The remaining cash inflows were primarily from other revenue sources such as licensing, commercial printing, the leasing of floors in our Company Headquarters, affiliate referrals, television and film (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Our primary sources of cash outflows were for employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
We have continued to strengthen our liquidity position and our debt profile. As of December 29, 2019, we had cash, cash equivalents and marketable securities of $683.9 million. Our cash, cash equivalents and marketable securities balances decreased in 2019 primarily due to the repayment of our debt and capital lease obligations and capital expenditures and dividends paid, partially offset by cash proceeds from operating activities and stock option exercises.
We have paid quarterly dividends on the Class A and Class B Common Stock since late 2013. In February 2020, the Board of Directors approved a quarterly dividend of $0.06 per share, an increase of $0.01 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In March 2009, we entered into an agreement to sell and simultaneously lease back the Condo Interest in our Company Headquarters. The sale price for the Condo Interest was $225.0 million less transaction costs, for net proceeds of approximately $211 million. In December 2019, we repurchased the Condo Interest for $245.3 million.
During 2019, we made contributions of approximately $10 million to certain qualified pension plans funded by cash on hand. As of December 29, 2019, the underfunded balance of our qualified pension plans was approximately $12 million, a decrease of approximately $69 million from December 30, 2018. We expect contributions made to satisfy minimum funding requirements to total approximately $9 million in 2020.
In early 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A common stock. As of December 29, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

P. 36 – THE NEW YORK TIMES COMPANY

Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended		% Change
(In thousands)	December 29, 2019	December 30, 2018	2019 vs. 2018
Operating activities	$189,898	$157,117	20.9
Investing activities	$93,212	$(101,095)	*
Financing activities	$(295,291)	$3,824	*
* Represents an increase or decrease in excess of 100%.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in 2019 compared with 2018 due to higher net income and higher cash collections from customers, partially offset by higher cash payments made to settle accounts payable and other liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, acquisitions of new businesses and investments.
Net cash provided by investing activities in 2019 was primarily related to $135.3 million in net disposals of marketable securities, offset by capital expenditures of $45.4 million.
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
Net cash used in financing activities in 2019 was primarily related to the repayment of our debt and capital lease obligations of $252.6 million, dividend payments of $31.6 million and stock-based compensation tax withholding of $15.6 million.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Restricted Cash
We were required to maintain $17.1 million of restricted cash as of December 29, 2019 and $18.3 million as of December 30, 2018, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $49 million and $57 million in 2019 and 2018, respectively. The decrease in capital expenditures was primarily driven by higher expenditures in 2018 related to technology and the redesign and consolidation of space in the Company Headquarters. The cash payments related to the capital expenditures totaled approximately $45 million and $77 million in 2019 and 2018, respectively.
Third-Party Financing
As of December 29, 2019, there were no outstanding borrowings under the Credit Facility and the Company

THE NEW YORK TIMES COMPANY – P. 37

was in compliance with the financial covenants contained in the Credit Facility. See Note 7 for information regarding the Credit Facility.
Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 29, 2019. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2020	2021-2022	2023-2024	Later Years
Operating leases(1)	78,161	10,092	17,835	15,121	35,113
Benefit plans(2)	389,010	50,342	93,213	78,114	167,341
Total	$467,171	$60,434	$111,048	$93,235	$202,454

(1)	See Note 19 of the Notes to the Consolidated Financial Statements for additional information related to our operating leases.

(2)
The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2025-2029. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans' investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2029, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 10 and 11 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.

Other Liabilities — Other in our Consolidated Balance Sheets include liabilities related to (1) deferred compensation, primarily related to our deferred executive compensation plan (the “DEC”) and (2) various other liabilities, including our contingent tax liability for uncertain tax positions. These liabilities are not included in the table above primarily because the future payments are not determinable. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The fair value of deferred compensation was $23.7 million as of December 29, 2019. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on Other Liabilities — Other.
Our liability for uncertain tax positions was approximately $12.7 million, including approximately $2.4 million of accrued interest as of December 29, 2019. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
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
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 29, 2019.

P. 38 – THE NEW YORK TIMES COMPANY

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
Our critical accounting policies include our accounting for goodwill and intangibles, retirement benefits, revenue recognition and income taxes. Specific risks related to our critical accounting policies are discussed below.
Goodwill and Intangibles
We evaluate whether there has been an impairment of goodwill or intangible assets not amortized on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist. For a description of our related accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements.

(In thousands)	December 29, 2019	December 30, 2018
Goodwill	$138,674	$140,282
Intangibles	$2,984	$6,225
Total assets	$2,089,138	$2,197,123
Percentage of goodwill and intangibles to total assets	7%	7%
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

THE NEW YORK TIMES COMPANY – P. 39

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

P. 40 – THE NEW YORK TIMES COMPANY

PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We maintain The New York Times Companies Pension Plan (the”Pension Plan”), a frozen single-employer defined benefit pension plan. The Company and The NewsGuild of New York (the “Guild”) jointly sponsor the Guild-Times Adjustable Pension Plan (the “APP”), that continues to accrue active benefits. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). The Guild-Times Plan was previously joint trusteed between the Guild and the Company. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies were merged into the Pension Plan. Our pension liability also includes our multiemployer pension plan withdrawal obligations. Our liability for postretirement obligations includes our liability to provide health benefits to eligible retired employees.
The table below includes the liability for all of these plans.

(In thousands)	December 29, 2019	December 30, 2018
Pension and other postretirement liabilities (includes current portion)	$384,670	$446,860
Total liabilities	$915,275	$1,154,482
Percentage of pension and other postretirement liabilities to total liabilities	42.0%	38.7%
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
The funded status of our qualified and non-qualified pension plans as of December 29, 2019 is as follows:

	December 29, 2019
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,660,287	$247,748	$1,908,035
Fair value of plan assets	1,648,667	—	1,648,667
Pension underfunded/unfunded obligation, net	$(11,620)	$(247,748)	$(259,368)
We made contributions of approximately $10 million to the APP in 2019. We expect contributions made to satisfy minimum funding requirements to total approximately $9 million in 2020.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 5.70% at the beginning of 2019. Our plan assets had an average rate of return of approximately 23.12% in 2019 and an average annual return of approximately 11.03% over the three-year

THE NEW YORK TIMES COMPANY – P. 41

period 2017-2019. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2020 expected long-term rate of return to be 4.75%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2019, pension expense would have increased by approximately $7 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 3.30% for our qualified plans and 3.17% for our non-qualified plans as of December 29, 2019.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2019, pension expense would have decreased by approximately $0.2 million and our pension obligation would have increased by approximately $116 million as of December 29, 2019.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $82 million as of December 29, 2019. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate was 6.57% as of December 29, 2019. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of less than $0.1 million or a decrease of less than $0.1 million in our 2019 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of approximately $1 million or a decrease of approximately $1 million in our accumulated benefit obligation as of December 29, 2019.

P. 42 – THE NEW YORK TIMES COMPANY

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:

•
Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of approximately $4 million in the market value of our marketable debt securities as of December 29, 2019, and December 30, 2018. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

•
Newsprint is a commodity subject to supply and demand market conditions. The cost of raw materials, of which newsprint expense is a major component, represented approximately 5% of our total operating costs in 2019 and 2018, respectively. Based on the number of newsprint tons consumed in 2019 and 2018, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $0.9 million (pre-tax) in 2019 and 2018.

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

See Notes 4, 10 and 11 of the Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 43

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE NEW YORK TIMES COMPANY 2019 FINANCIAL REPORT

P. 44 – THE NEW YORK TIMES COMPANY

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2019, 2018 and 2017. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 46.
The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accounting firm, internal auditors and management to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects, subject to ratification by the Company’s stockholders, the firm that is to perform audit and other related work for the Company.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of the Company’s internal control over financial reporting as of December 29, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report on the Company’s internal control over financial reporting is included on Page 48 in this Annual Report on Form 10-K.

THE NEW YORK TIMES COMPANY – P. 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company (the Company) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2019, and the related notes and the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2019 Annual Report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company at December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), The New York Times Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

P. 46 – THE NEW YORK TIMES COMPANY

Valuation of the pension benefit obligation
Description of the Matter
At December 29, 2019, the aggregate defined benefit pension obligation was $1,908 million which exceeded the fair value of pension plan assets of $1,649 million, resulting in an unfunded defined benefit pension obligation of $259 million. As discussed in Note 2, the Company makes significant subjective judgments about a number of actuarial assumptions, which include discount rates and the long-term return on plan assets.
Auditing management’s estimate of the defined benefit pension obligation involves especially challenging and complex judgments because of the highly subjective nature of the actuarial assumptions (e.g., discount rate and expected return on plan assets) used in the measurement of the defined benefit pension obligation and the impact small changes in these assumptions would have on the measurement of the defined benefit pension obligation and expense.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of the defined benefit pension obligation. Specifically, we tested controls over management’s review of the defined benefit pension obligation, the significant actuarial assumptions including the discount rate and long-term rate of return, and the data inputs provided to the actuary.
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and testing the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the components of the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other. In addition, we involved actuarial specialists to assist in evaluating the key assumptions. To evaluate the discount rate, we independently developed yield curves reflecting an independently selected subset of bonds. In addition, we discounted the plans’ projected benefit cash outlays with independently developed yield curves and compared these results to the defined benefit pension obligation. To evaluate the expected return on plan assets, we independently calculated a range of returns for each class of plan investments and based on the investment allocations compared the results to the Company’s selected long-term rate of return.

/s/ Ernst & Young LLP
We have served as The New York Times Company’s auditor since 2007.

New York, New York
February 27, 2020

THE NEW YORK TIMES COMPANY – P. 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The New York Times Company
Opinion on Internal Control over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of The New York Times Company as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2019, and the related notes and the financial statement schedule listed at Item 15(A)(2) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

P. 48 – THE NEW YORK TIMES COMPANY

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 27, 2020

THE NEW YORK TIMES COMPANY – P. 49

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 29, 2019	December 30, 2018
Assets
Current assets
Cash and cash equivalents	$230,431	$241,504
Short-term marketable securities	201,785	371,301
Accounts receivable (net of allowances of $14,358 in 2019 and $13,249 in 2018)	213,402	222,464
Prepaid expenses	29,089	25,349
Other current assets	42,124	33,328
Total current assets	716,831	893,946
Long-term marketable securities	251,696	213,558
Property, plant and equipment:
Equipment	498,299	484,931
Buildings, building equipment and improvements	718,194	712,439
Software	237,326	225,846
Land	105,710	105,710
Assets in progress	18,473	21,765
Total, at cost	1,578,002	1,550,691
Less: accumulated depreciation and amortization	(950,881)	(911,845)
Property, plant and equipment, net	627,121	638,846
Goodwill	138,674	140,282
Deferred income taxes	115,229	128,431
Miscellaneous assets	239,587	182,060
Total assets	$2,089,138	$2,197,123
See Notes to the Consolidated Financial Statements.

P. 50 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 29, 2019	December 30, 2018
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$116,571	$111,553
Accrued payroll and other related liabilities	108,865	104,543
Unexpired subscriptions revenue	88,419	84,044
Short-term debt and capital lease obligations	—	253,630
Accrued expenses and other	123,840	119,534
Total current liabilities	437,695	673,304
Other liabilities
Pension benefits obligation	313,655	362,940
Postretirement benefits obligation	37,688	40,391
Other	126,237	77,847
Total other liabilities	477,580	481,178
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2019 – 174,242,668; 2018 – 173,158,414 (including treasury shares: 2019 – 8,870,801; 2018 – 8,870,801)	17,424	17,316
Class B – convertible – authorized and issued shares: 2019 – 803,404; 2018 – 803,408 (including treasury shares: 2019 – none; 2018 – none)	80	80
Additional paid-in capital	208,028	206,316
Retained earnings	1,612,658	1,506,004
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	3,438	4,677
Funded status of benefit plans	(498,986)	(520,308)
Unrealized gain(loss) on available-for-sale securities	572	(2,093)
Total accumulated other comprehensive loss, net of income taxes	(494,976)	(517,724)
Total New York Times Company stockholders’ equity	1,172,003	1,040,781
Noncontrolling interest	1,860	1,860
Total stockholders’ equity	1,173,863	1,042,641
Total liabilities and stockholders’ equity	$2,089,138	$2,197,123
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 51

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues
Subscription	$1,083,851	$1,042,571	$1,008,431
Advertising	530,678	558,253	558,513
Other	197,655	147,774	108,695
Total revenues	1,812,184	1,748,598	1,675,639
Operating costs
Production costs:
Wages and benefits	424,070	380,678	363,686
Raw materials	75,904	76,542	66,304
Other production costs	206,381	196,956	186,352
Total production costs	706,355	654,176	616,342
Selling, general and administrative costs	867,623	845,591	815,065
Depreciation and amortization	60,661	59,011	61,871
Total operating costs	1,634,639	1,558,778	1,493,278
Headquarters redesign and consolidation	—	4,504	10,090
Restructuring charge	4,008	—	—
Gain from pension liability adjustment	(2,045)	(4,851)	(4,320)
Operating profit	175,582	190,167	176,591
Other components of net periodic benefit costs	7,302	8,274	64,225
Gain from joint ventures	—	10,764	18,641
Interest expense and other, net	3,820	16,566	19,783
Income from continuing operations before income taxes	164,460	176,091	111,224
Income tax expense	24,494	48,631	103,956
Net income	139,966	127,460	6,837
Net income attributable to the noncontrolling interest	—	(1,776)	(2,541)
Net income attributable to The New York Times Company common stockholders	$139,966	$125,684	$4,296
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$139,966	$125,684	$4,727
Loss from discontinued operations, net of income taxes	—	—	(431)
Net income	$139,966	$125,684	$4,296
See Notes to the Consolidated Financial Statements.

P. 52 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 29, 2019	December 30, 2018	December 31, 2017
	(52 weeks)	(52 weeks)	(53 weeks)
Average number of common shares outstanding:
Basic	166,042	164,845	161,926
Diluted	167,545	166,939	164,263
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.84	$0.76	$0.03
Net income	$0.84	$0.76	$0.03
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.83	$0.75	$0.03
Net income	$0.83	$0.75	$0.03
Dividends declared per share	$0.20	$0.16	$0.16
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 53

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$139,966	$127,460	$6,837
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-(loss)/income	(1,684)	(4,368)	12,110
Pension and postretirement benefits obligation	28,987	3,910	89,881
Net unrealized gain(loss) on available-for-sale securities	3,624	(300)	(2,545)
Other comprehensive income/(loss), before tax	30,927	(758)	99,446
Income tax expense/(benefit)	8,179	(198)	41,545
Other comprehensive income/(loss), net of tax	22,748	(560)	57,901
Comprehensive income	162,714	126,900	64,738
Comprehensive income attributable to the noncontrolling interest	—	(1,776)	(3,655)
Comprehensive income attributable to The New York Times Company common stockholders	$162,714	$125,124	$61,083
See Notes to the Consolidated Financial Statements.

P. 54 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 25, 2016	$17,003	$149,928	$1,331,911	$(171,211)	$(479,816)	$847,815	$(3,571)	$844,244
Net income	—	—	4,296	—	—	4,296	2,541	6,837
Dividends	—	—	(26,071)	—	—	(26,071)	—	(26,071)
Other comprehensive income	—	—	—	—	56,787	56,787	1,114	57,901
Issuance of shares:
Stock options – 657,704 Class A shares	66	4,535	—	—	—	4,601	—	4,601
Restricted stock units vested – 283,116 Class A shares	28	(2,743)	—	—	—	(2,715)	—	(2,715)
Performance-based awards – 115,881 Class A shares	11	(1,360)	—	—	—	(1,349)	—	(1,349)
Stock-based compensation	—	13,915	—	—	—	13,915	—	13,915
Balance, December 31, 2017	17,108	164,275	1,310,136	(171,211)	(423,029)	897,279	84	897,363
Impact of adopting new accounting guidance	—	—	96,707	—	(94,135)	2,572	—	2,572
Net income	—	—	125,684	—	—	125,684	1,776	127,460
Dividends	—	—	(26,523)	—	—	(26,523)	—	(26,523)
Other comprehensive loss	—	—	—	—	(560)	(560)	—	(560)
Issuance of shares:
Stock options – 2,327,046 Class A shares	233	41,055	—	—	—	41,288	—	41,288
Restricted stock units vested – 282,723 Class A shares	28	(4,619)	—	—	—	(4,591)	—	(4,591)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	11,535	—	—	—	11,535	—	11,535
Balance, December 30, 2018	17,396	206,316	1,506,004	(171,211)	(517,724)	1,040,781	1,860	1,042,641
Net income	—	—	139,966	—	—	139,966	—	139,966
Dividends	—	—	(33,312)	—	—	(33,312)	—	(33,312)
Other comprehensive income	—	—	—	—	22,748	22,748	—	22,748
Issuance of shares:	—	—	—	—	—	—	—	—
Stock options – 419,160 Class A shares	42	4,478	—	—	—	4,520	—	4,520
Restricted stock units vested – 246,599 Class A shares	24	(3,750)	—	—	—	(3,726)	—	(3,726)
Performance-based awards – 418,491 Class A shares	42	(11,964)	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	12,948	—	—	—	12,948	—	12,948
Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 55

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities
Net income	$139,966	$127,460	$6,837
Adjustments to reconcile net income to net cash provided by operating activities:
Pension settlement expense	—	—	102,109
Depreciation and amortization	60,661	59,011	61,871
Amortization of right of use asset	7,384	—	—
Stock-based compensation expense	12,948	12,959	14,809
(Gain)/loss from joint ventures	—	(10,764)	(18,641)
Deferred income taxes	4,242	4,047	105,174
Long-term retirement benefit obligations	(22,914)	(46,877)	(184,418)
Fair market value adjustment on life insurance products	(3,461)	821	4,047
Uncertain tax positions	(4,627)	(138)	(4,343)
Other – net	(1,186)	456	(1,056)
Changes in operating assets and liabilities:
Accounts receivable – net	9,062	(37,579)	12,470
Other current assets	(3,355)	18,241	(30,527)
Accounts payable, accrued payroll and other liabilities	(13,197)	20,490	10,012
Unexpired subscriptions	4,375	8,990	8,368
Net cash provided by operating activities	189,898	157,117	86,712
Cash flows from investing activities
Purchases of marketable securities	(572,337)	(470,493)	(466,522)
Maturities/disposals of marketable securities	707,632	434,012	548,461
Proceeds/(purchases) of investments	85	12,447	15,591
Capital expenditures	(45,441)	(77,487)	(84,753)
Other - net	3,273	426	1,323
Net cash provided by/(used) in investing activities	93,212	(101,095)	14,100
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(252,559)	(552)	(552)
Dividends paid	(31,604)	(26,418)	(26,004)
Capital shares:
Stock issuances	4,520	41,288	4,601
Share-based compensation tax withholding	(15,648)	(10,494)	(4,064)
Net cash (used) in/provided by financing activities	(295,291)	3,824	(26,019)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(12,181)	59,846	74,793
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	(983)	593
Cash, cash equivalents and restricted cash at the beginning of the year	259,799	200,936	125,550
Cash, cash equivalents and restricted cash at the end of the year	$247,518	$259,799	$200,936
See Notes to the Consolidated Financial Statements.

P. 56 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Cash payments
Interest, net of capitalized interest	$28,049	$28,133	$27,732
Income tax payments/(refunds) – net	$30,407	$(1,070)	$21,552
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 57

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a global media organization that includes our newspaper, print and digital products and related businesses. The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are subscriptions and advertising.
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
Reclassification
Certain prior period amounts have been reclassified to conform with the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements. Actual results could differ from these estimates.
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal years 2019 and 2018 each comprised 52 weeks and fiscal year 2017 comprised 53 weeks. Our fiscal years ended as of December 29, 2019, December 30, 2018, and December 31, 2017, respectively.
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

P. 58 – THE NEW YORK TIMES COMPANY

Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 29, 2019, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements – 10 to 40 years; equipment – 3 to 30 years; and software – 3 to 5 years. We capitalize interest costs and certain staffing costs as part of the cost of major projects.
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
Leases
Lessee activities
We enter into operating leases for office space and equipment. We determine if an arrangement is a lease at inception. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs. Options to extend the term of operating leases are not recognized as part of the right-of-use asset until we are reasonably certain that the option will be exercised. We may terminate our leases with the notice required under the lease and upon the payment of a termination fee, if required. Our leases do not include substantial variable payments based on index or rate.
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

THE NEW YORK TIMES COMPANY – P. 59

residual value guarantees or material restrictive covenants.
We evaluate right-of-use assets for impairment consistent with our property, plant and equipment policy. There were no impairments of right-of-use assets in 2019.
Lessor activities
Our leases to third parties predominantly relate to office space in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”). We determine if an arrangement is a lease at inception. Office space leases are operating leases and generally include options to extend the term of the lease. Our leases do not include variable payments based on index or rate. We do not separate the lease and non-lease components in a contract. The non-lease components predominantly include charges for utilities usage and other operating expenses estimated based on the proportionate share of the rental space of each lease.
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
We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy. There were no impairments of assets leased to third parties in 2019.
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
We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment test (formerly “Step 1”). For the 2019 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
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
Intangible assets that are not amortized (i.e., trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. We recognized a de minimis impairment in 2019 related to to the closure of our digital marketing agency, HelloSociety, LLC.
Intangible assets that are amortized (i.e., customer lists, non-competes, etc.) are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (1) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (2) is greater than its fair value.

P. 60 – THE NEW YORK TIMES COMPANY

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
In addition to annual testing, management uses certain indicators to evaluate whether the carrying value of a reporting unit or intangibles may not be recoverable and an interim impairment test may be required. These indicators include: (1) current-period operating results or cash flow declines combined with a history of operating results or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels; (2) a significant adverse change in the business climate, whether structural or technological; (3) significant impairments; and (4) a decline in our stock price and market capitalization.
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $34 million and $35 million as of December 29, 2019 and December 30, 2018, respectively.
Pension and Other Postretirement Benefits
Our single-employer pension and other postretirement benefit costs are accounted for using actuarial valuations. We recognize the funded status of these plans – measured as the difference between plan assets, if funded, and the benefit obligation – on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income/(loss), net of income taxes. The service cost component of net periodic pension cost is recognized in Total operating costs while the other components are recognized within Other components of net periodic benefit costs in our Consolidated Statements of Operations below Operating profit.
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

THE NEW YORK TIMES COMPANY – P. 61

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
Advertising revenues are primarily derived from offerings sold directly to marketers by our advertising sales teams. A significantly smaller and diminishing proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume, rate and mix of advertisements.
Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in the Company Headquarters, affiliate referrals (revenue generated by offering direct links to merchants in exchange for a portion of the sale price upon completion of a transaction), television and film (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Revenue is recognized when a performance obligation is satisfied by transferring a promised good or service to a customer. A good or service is considered transferred when the customer obtains control, which is when the customer has the ability to direct the use of and/or obtain substantially all of the benefits of an asset.
Proceeds from subscription revenues are deferred at the time of sale and are recognized on a pro rata basis over the terms of the subscriptions. Payment is typically due upfront and the revenue is recognized ratably over the subscription period. The deferred proceeds are recorded within Unexpired subscriptions revenue in the Consolidated Balance Sheet. Single-copy revenue is recognized based on date of publication, net of provisions for related returns. Payment for single-copy sales is typically due upon complete satisfaction of our performance obligations. The Company does not have significant financing components or significant payment terms as we only offer industry standard payment terms to our customers.
When our subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. We are considered a principal if we control a promised good or service before transferring that good or service to the customer. The Company considers several factors to determine if it controls the good and therefore is the principal. These factors include: (1) if we have primary responsibility for fulfilling the promise; (2) if we have inventory risk before the goods or services are transferred to the customer or after the transfer of control to the customer; and (3) if we have discretion in establishing price for the specified good or service.
Advertising revenues are recognized when advertisements are published in newspapers or placed on digital platforms or, with respect to certain digital advertising, each time a user clicks on certain advertisements, net of provisions for estimated rebates and rate adjustments. Creative services fees, including those associated with our branded content studio, are recognized as revenue based on the nature of the services provided.
We recognize a rebate obligation as a reduction of revenues, based on the amount of estimated rebates that will be earned, related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate. We recognize an obligation for rate adjustments as a reduction of revenues, based on the amount of estimated post-billing adjustments that will be claimed. Measurement of the rate adjustment reserve is estimated based on historical experience of credits actually issued.
Payment for advertising is due upon complete satisfaction of our performance obligations. The Company has a formal credit checking policy, procedures and controls in place that evaluate collectability prior to ad publication. Our advertising contracts do not include a significant financing component.

P. 62 – THE NEW YORK TIMES COMPANY

Other revenues are recognized when the delivery occurs, services are rendered or purchases are made.
Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.
In the case of our digital archive licensing contracts, the transaction price was allocated among the performance obligations, which consist of (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations, as they are currently not sold separately.
In the case of our advertising contracts we may have performance obligations for future services that have not been recognized in our financial statements. The performance obligations are satisfied over time with revenue recognized ratably over the contract term as the advertising services are provided to the customer.
Contract Assets
We record revenue from performance obligations when performance obligations are satisfied. For our digital archiving licensing revenue, we record revenue related to the portion of performance obligation (i) satisfied at the commencement of the contract when the customer obtains control of the archival content or (ii) when the updated content is transferred. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in Other current assets for short-term contract assets and Miscellaneous assets for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
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
Income Taxes
Income taxes are recognized for the following: (1) the amount of taxes payable for the current year; and (2) deferred tax assets and liabilities for the future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes in the period of enactment.
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
As a result of the Tax Cuts and Jobs Act (the “Tax Act”), we reclassified stranded tax effects from accumulated other comprehensive income/(loss) to retained earnings in the first quarter of 2018. We release tax effects from accumulated other comprehensive income/(loss) for pension and other postretirement benefits on a plan by plan approach.
We recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax

THE NEW YORK TIMES COMPANY – P. 63

positions is necessary. Different conclusions reached in this assessment can have a material impact on our Consolidated Financial Statements.
We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax positions is difficult to predict.
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
Foreign Currency Translation
The assets and liabilities of foreign companies are translated at period-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component in the Stockholders’ Equity section of our Consolidated Balance Sheets, in the caption Accumulated other comprehensive loss, net of income taxes.
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2016-02 2018-10 2018-11 2018-20 2019-01	Leases	Fiscal years beginning after December 30, 2018. Early adoption is permitted.
Accounting for leases and disclosure of key information about leasing arrangements, requires lessees to recognize the following for all operating and finance leases at such lease’s commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.
The Company adopted this Accounting Standard Update (“ASU”) on December 31, 2018, utilizing the modified retrospective approach with optional transition relief. Prior periods have not been retrospectively adjusted and we recorded approximately $36 million of right-of-use asset and $42 million of lease liability in our Consolidated Balance Sheet. The difference between the right-of-use asset and lease liability was due to deferred rent relating to periods prior to December 31, 2018. We have elected the practical expedients under ASU 2016-02 and have not reassessed any of the following: (1) whether any expired or existing contracts are or contain a lease, (2) the classification of any existing leases prior to the adoption of ASU 2016-02 or (3) initial direct costs for any existing leases. The Company has elected not to apply the recognition requirements in ASU 2016-02 to leases with durations of 12 months or less. Lease payments for leases with durations of 12 months or less are recorded in the statement of operations on a straight-line basis over the term of the lease. In addition, we elected the practical expedient not to separate the lease and non-lease components in the contract for our office space and equipment leases and for office space we lease to third parties.

P. 64 – THE NEW YORK TIMES COMPANY

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the following topics:

Accounting Standard Update(s)	Topic	Effective Period	Summary
2019-12	Simplifying the Accounting for Income Taxes (Topic 740)	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted.
Simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

2018-15	Intangibles—Goodwill and Other—Internal-Use Software	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
Clarifies the accounting for implementation costs in cloud computing arrangements. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The Company will adopt this ASU on December 30, 2019. The adoption will not have a material impact on the Company’s consolidated financial statements.

2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General	Fiscal years ending after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted.
Modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. We are currently in the process of evaluating the impact on our consolidated financial statements.

2018-13	Fair Value Measurement (Topic 820) Disclosure Framework	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
Modifies the disclosure requirements on fair value measurements. The amendments of disclosures related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will adopt this ASU on December 30, 2019. The adoption will not have a material impact on the Company’s disclosures.

2016-13 2018-19 2019-04	Financial Instruments—Credit Losses
Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

Amends guidance on reporting credit losses for assets, including trade receivables, available-for-sale marketable securities and any other financial assets not excluded from the scope that have the contractual right to receive cash. For trade receivables, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available-for-sale marketable securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The Company will adopt this ASU on December 30, 2019. The adoption will not have a material impact on the Company’s consolidated financial statements.

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
Advertising revenues are primarily derived from offerings sold directly to marketers by our advertising sales team. A significantly smaller and diminishing proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands. Display advertising also includes advertisements that direct viewers to branded content on The Times’s platforms. Other advertising primarily represents, for our print products, classified advertising revenue. Digital other advertising revenue primarily includes creative services fees, including those associated with our branded content studio; advertising revenue from our podcasts; and advertising revenue generated by Wirecutter, our product review and recommendation website.

THE NEW YORK TIMES COMPANY – P. 65

Other revenues primarily consist of revenues from licensing, commercial printing, the leasing of floors in the Company Headquarters, affiliate referrals, television and film (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Subscription, advertising and other revenues were as follows:

	Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
	(52 weeks)	(52 weeks)	(53 weeks)
Subscription	$1,083,851	$1,042,571	$1,008,431
Advertising	530,678	558,253	558,513
Other (1)	197,655	147,774	108,695
Total (2)	$1,812,184	$1,748,598	$1,675,639
(1) Other revenue includes building rental revenue, which is not under the scope of Topic 606. Building rental revenue was approximately $31 million, $23 million and $17 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
(2) Total revenue includes digital revenue of approximately $801 million, $709 million and $620 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
The following table summarizes print and digital subscription revenues, which are components of subscription revenues above, for the years ended December 29, 2019, December 30, 2018 and December 31, 2017:

	Years Ended
(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
	(52 weeks)	(52 weeks)	(53 weeks)
Print subscription revenues	$623,399	$641,951	$668,088
Digital-only subscription revenues:
News product subscription revenues(1)	426,125	378,484	325,956
Other product subscription revenues(2)	34,327	22,136	14,387
Total subscription revenues	$1,083,851	$1,042,571	$1,008,431
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword and Cooking products.
Advertising revenues (print and digital) by category were as follows:

	Years Ended
	December 29, 2019			December 30, 2018			December 31, 2017
(In thousands)	(52 weeks)			(52 weeks)			(53 weeks)
	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Display	$240,723	$189,102	$429,825	$269,160	$202,038	$471,198	$285,679	$198,658	$484,337
Other	29,501	71,352	100,853	30,220	56,835	87,055	34,543	39,633	74,176
Total advertising	$270,224	$260,454	$530,678	$299,380	$258,873	$558,253	$320,222	$238,291	$558,513

Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of December 29, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $144 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $46 million, $32 million, and $66 million will be recognized in 2020, 2021 and thereafter, respectively.

THE NEW YORK TIMES COMPANY – P. 66

Contract Assets
As of December 29, 2019 and December 30, 2018, the Company had $3.4 million and $2.5 million, respectively, in contract assets recorded in the Consolidated Balance Sheet related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The increase in the contract assets balance of $0.9 million for the year ended December 29, 2019,  is primarily driven by new contract assets of $1.9 million offset by $1.0 million of consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the period ended December 29, 2019.
4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $0.8 million and $2.8 million of net unrealized gains and net unrealized losses, respectively, in Accumulated Other Comprehensive Income (“AOCI”) as of December 29, 2019, and December 30, 2018, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 29, 2019, and December 30, 2018:

	December 29, 2019
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$98,864	$271	$(9)	$99,126
U.S. Treasury securities	43,098	8	(11)	43,095
U.S. governmental agency securities	37,471	35	(4)	37,502
Commercial paper	12,561	—	—	12,561
Certificates of deposit	9,501	—	—	9,501
Total short-term AFS securities	$201,495	$314	$(24)	$201,785
Long-term AFS securities
Corporate debt securities	$103,149	$617	$(29)	$103,737
U.S. Treasury securities	101,457	84	(103)	101,438
U.S. governmental agency securities	46,600	5	(84)	46,521
Total long-term AFS securities	$251,206	$706	$(216)	$251,696

	December 30, 2018
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$140,631	$1	$(464)	$140,168
U.S. Treasury securities	107,717	—	(232)	107,485
U.S. governmental agency securities	92,628	—	(654)	91,974
Commercial paper	8,177	—	—	8,177
Certificates of deposit	23,497	—	—	23,497
Total short-term AFS securities	$372,650	$1	$(1,350)	$371,301
Long-term AFS securities
Corporate debt securities	$130,612	$44	$(1,032)	$129,624
U.S. Treasury securities	47,079	5	(347)	46,737
U.S. governmental agency securities	37,362	3	(168)	37,197
Total long-term AFS securities	$215,053	$52	$(1,547)	$213,558

THE NEW YORK TIMES COMPANY – P. 67

The following tables present the AFS securities as of December 29, 2019, and December 30, 2018 that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 29, 2019
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$20,975	$(6)	$8,251	$(3)	$29,226	$(9)
U.S. Treasury securities	13,296	(3)	11,147	(8)	24,443	(11)
U.S. governmental agency securities	—	—	15,000	(4)	15,000	(4)
Total short-term AFS securities	$34,271	$(9)	$34,398	$(15)	$68,669	$(24)
Long-term AFS securities
Corporate debt securities	$35,891	$(25)	$4,502	$(4)	$40,393	$(29)
U.S. Treasury securities	60,935	(103)	—	—	60,935	(103)
U.S. governmental agency securities	34,167	(84)	—	—	34,167	(84)
Total long-term AFS securities	$130,993	$(212)	$4,502	$(4)	$135,495	$(216)

	December 30, 2018
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$76,886	$(115)	$61,459	$(349)	$138,345	$(464)
U.S. Treasury securities	70,830	(31)	28,207	(201)	99,037	(232)
U.S. governmental agency securities	11,664	(4)	80,311	(650)	91,975	(654)
Total short-term AFS securities	$159,380	$(150)	$169,977	$(1,200)	$329,357	$(1,350)
Long-term AFS securities
Corporate debt securities	$81,655	$(570)	$27,265	$(462)	$108,920	$(1,032)
U.S. Treasury securities	20,479	(29)	23,762	(318)	44,241	(347)
U.S. governmental agency securities	21,579	(36)	11,868	(132)	33,447	(168)
Total long-term AFS securities	$123,713	$(635)	$62,895	$(912)	$186,608	$(1,547)

We periodically review our AFS securities for OTTI. See Note 2 for factors we consider when assessing AFS securities for OTTI. As of December 29, 2019, and December 30, 2018, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 29, 2019 and December 30, 2018, we have recognized no OTTI loss.
As of December 29, 2019, and December 30, 2018, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 9 for additional information regarding the fair value hierarchy of our marketable securities.

P. 68 – THE NEW YORK TIMES COMPANY

5. Goodwill and Intangibles
The changes in the carrying amount of goodwill as of December 29, 2019, and since December 31, 2017, were as follows:

(In thousands)	Total Company
Balance as of December 31, 2017	$143,549
Foreign currency translation	(3,267)
Balance as of December 30, 2018	140,282
Foreign currency translation	(1,608)
Balance as of December 29, 2019	$138,674

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $3.0 million as of December 29, 2019, is included in Miscellaneous assets in our Consolidated Balance Sheets. The estimated useful lives for these assets range from 5 to 7 years and are amortized on a straight-line basis.
6. Investments
Investments in Joint Ventures
As of December 29, 2019 and December 30, 2018, the value of our investments in joint ventures was zero. As of December 31, 2017, our investment in joint ventures totaled $1.7 million and consisted of a 40% equity ownership interest in Madison Paper Industries (“Madison”), a partnership that previously operated a supercalendered paper mill in Maine. In the fourth quarter of 2017, we sold our 49% equity interest in Donohue Malbaie Inc. (“Malbaie”), a Canadian newsprint company, for $20 million Canadian dollars ($15.6 million USD).
These investments are accounted for under the equity method, and are recorded in Miscellaneous assets in our Consolidated Balance Sheets. Our proportionate shares of the operating results of our investments are recorded in Gain from joint ventures in our Consolidated Statements of Operations.
In 2019, we had no gain/(loss) from joint ventures.
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

THE NEW YORK TIMES COMPANY – P. 69

The following table presents summarized unaudited balance sheet information for Madison, which follows a calendar year:

(In thousands)	December 31, 2019	December 31, 2018
Current assets	$15,337	$18,374
Total assets	15,337	18,374
Current liabilities	570	3,336
Total liabilities	570	3,336
Total equity	$14,767	$15,038

The following table presents summarized unaudited income statement information for Madison, which follows a calendar year:

	For the Twelve Months Ended
(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Income/(Expenses):
Cost of sales(1)	$—	$—	$(13,396)
General and administrative (expense)/income and other(2)	(318)	(1,280)	55,058
Total operating (expense)/income	(318)	(1,280)	41,662
Other income	46	122	18
Net (loss)/income	$(272)	$(1,158)	$41,680

(1) Primarily represents Madison’s settlement of its pension obligations in 2017.
(2) Primarily represents gains/(losses) from the sale of assets and closure of Madison in 2017.
During 2018, we received a $12.5 million cash distribution in connection with the pending liquidation of Madison. We received no distributions from Madison in 2019 or 2017.
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
Other than from the sale of our equity interest in 2017, we received no distributions from Malbaie in 2019, 2018 or 2017.
Other
We purchased newsprint from Malbaie, and previously purchased supercalendered paper from Madison, at competitive prices. These purchases totaled approximately $11 million in 2017.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Realized gains and losses on non-marketable securities sold or impaired are recognized in Interest expense and other, net.

P. 70 – THE NEW YORK TIMES COMPANY

As of December 29, 2019, and December 30, 2018, non-marketable equity securities included in Miscellaneous assets in our Consolidated Balance Sheets had a carrying value of $13.4 million and $13.7 million, respectively. We did not have any material fair value adjustments in 2019, 2018 and 2017.

7. Debt Obligations
Our indebtedness primarily consisted of the repurchase option related to a sale-leaseback of a portion of our New York headquarters. We did not have outstanding debt or capital lease obligations as of December 29, 2019. As of December 30, 2018, our total debt and capital lease obligations consisted of the following:

(In thousands)	December 30, 2018
Option to repurchase ownership interest in Company Headquarters in 2019:
Principal amount	$250,000
Less unamortized discount based on imputed interest rate of 13.0%	3,202
Net option to repurchase ownership interest in Company Headquarters in 2019	246,798
Capital lease obligations (1)	6,832
Total short-term debt and capital lease obligations	$253,630

(1) On August 1, 2019, we purchased the previously leased land at our College Point, N.Y., printing and distribution facility, which resulted in the settlement of our finance lease obligation.

Interest expense and other, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Interest expense	$26,928	$28,134	$27,732
Amortization of debt costs and discount on debt	(1,459)	3,394	3,205
Capitalized interest	(69)	(452)	(1,257)
Interest income and other expense, net	(21,580)	(14,510)	(9,897)
Total interest expense and other, net	$3,820	$16,566	$19,783

Exercise of Repurchase Option Under Lease Agreement
In December 2019, the Company exercised its option under the Lease Agreement, dated March 6, 2009, with an affiliate of W.P. Carey & Co. LLC (the “Lease”) to repurchase for $245.3 million a portion of the Company’s leasehold condominium interest consisting of approximately 750,000 rentable square feet in the Company Headquarters (the “Condo Interest”). The Lease was part of a transaction in 2009 under which the Company sold (for approximately $225 million) and simultaneously leased back the Condo Interest.
The Company accounted for the 2009 transaction as a financing transaction and accounted for the 2009-2019 rental payments as interest expense. The difference between the purchase option price and the net sale proceeds from the transaction has been amortized over the 10-year period of 2009-2019 through interest expense.
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

THE NEW YORK TIMES COMPANY – P. 71

As of December 29, 2019, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
8. Other
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Consolidated Statements of Operations was $17.0 million, $15.7 million and $12.8 million for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. The unamortized computer software costs were $26.4 million and $29.5 million as of December 29, 2019, and December 30, 2018, respectively.
Headquarters Redesign and Consolidation
In 2017 and 2018, we redesigned our Company Headquarters, consolidated our space within a smaller number of floors and leased the additional floors to third parties. As the project was substantially completed as of December 30, 2018, we did not incur significant expenses related to these measures for the fiscal year ended December 29, 2019. We incurred $4.5 million and $10.1 million of total costs related to these measures for the fiscal years ended December 30, 2018, and December 31, 2017, respectively. We capitalized less than $1 million and $15 million for the fiscal years ended December 29, 2019, and December 30, 2018, respectively.
Marketing Expenses
Marketing expense to promote our brand and products and grow our subscriber base (which we formerly referred to as advertising expense) was $167.9 million, $156.3 million and $118.6 million for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. We expense our marketing costs as incurred.
Restructuring Charge
We recognized a restructuring charge of $4.0 million for the fiscal year ended December 29, 2019, which included impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC. These costs are recorded in Restructuring charge in our Consolidated Statements of Operations.
Statement of Cash Flows
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 29, 2019 and December 30, 2018 from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 29, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$230,431	$241,504
Restricted cash included within other current assets	528	642
Restricted cash included within miscellaneous assets	16,559	17,653
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$247,518	$259,799

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

P. 72 – THE NEW YORK TIMES COMPANY

payments are now included in net cash from operating activities rather than net cash from financing activities. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted.
Severance Costs
We recognized severance costs of $4.0 million and $6.7 million for the fiscal years ended December 29, 2019 and December 30, 2018, respectively. On May 31, 2017, we announced certain measures designed to streamline our editing process and allow us to make further investments in the newsroom. These measures resulted in a workforce reduction primarily affecting our newsroom. We recognized severance costs of $23.9 million in 2017, substantially all of which were related to this workforce reduction. These costs are recorded in Selling, general and administrative costs in our Consolidated Statements of Operations.
We had a severance liability of $8.4 million included in Accrued expenses and other in our Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018, respectively. The December 29, 2019, balance includes severance liabilities related to the restructuring charge recorded in our Consolidated Statements of Operations. We anticipate most of the payments will be made within the next twelve months.

THE NEW YORK TIMES COMPANY – P. 73

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 29, 2019 and December 30, 2018, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 10.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2019 and December 30, 2018:

(In thousands)	December 29, 2019				December 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$99,126	$—	$99,126	$—	$140,168	$—	$140,168	$—
U.S Treasury securities	43,095	—	43,095	—	107,485	—	107,485	—
U.S. governmental agency securities	37,502	—	37,502	—	91,974	—	91,974	—
Commercial paper	12,561	—	12,561	—	8,177	—	8,177	—
Certificates of deposit	9,501	—	9,501	—	23,497	—	23,497	—
Total short-term AFS securities	$201,785	$—	$201,785	$—	$371,301	$—	$371,301	$—
Long-term AFS securities(1)
Corporate debt securities	$103,737	$—	$103,737	$—	$129,624	$—	$129,624	$—
U.S Treasury securities	101,438	—	101,438	—	46,737	—	46,737	—
U.S. governmental agency securities	46,521	—	46,521	—	37,197	—	37,197	—
Total long-term AFS securities	$251,696	$—	$251,696	$—	$213,558	$—	$213,558	$—
Liabilities:
Deferred compensation(2)(3)	$23,702	$23,702	$—	$—	$23,211	$23,211	$—	$—

(1) We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
(2) The deferred compensation liability, included in Other liabilities—Other in our Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), a frozen plan which enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015.
(3) The Company invests deferred compensation balance in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $46.0 million as of December 29, 2019, and $38.1 million as of December 30, 2018. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.
P. 74 – THE NEW YORK TIMES COMPANY

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, intangible assets, property, plant and equipment and certain investments are recognized at fair value on a non-recurring basis. These assets are measured at fair value if an impairment charge is recognized. Goodwill and intangible assets are initially recorded at fair value in purchase accounting. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. We recognized a de minimis impairment in 2019 related to the closure of our digital marketing agency, HelloSociety, LLC. There was no impairment recognized in 2018 and 2017.
10. Pension Benefits
Single-Employer Plans
We maintain The New York Times Companies Pension Plan (the”Pension Plan”), a frozen single-employer defined benefit pension plan. The Company also jointly sponsors a defined benefit plan with The NewsGuild of New York known as the Guild-Times Adjustable Pension Plan (the “APP”) that continues to accrue active benefits. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). The Guild-Times Plan was previously joint trusteed between The NewsGuild of New York and the Company. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies (the “RAP”) were merged into the Pension Plan.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
Net Periodic Pension (Income)/Cost
The components of net periodic pension (income)/cost were as follows:

	December 29, 2019			December 30, 2018			December 31, 2017
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,113	$118	$5,231	$9,986	$79	$10,065	$9,720	$79	$9,799
Interest cost	58,835	8,420	67,255	52,770	7,383	60,153	60,742	7,840	68,582
Expected return on plan assets	(80,877)	—	(80,877)	(82,327)	—	(82,327)	(102,900)	—	(102,900)
Amortization and other costs	18,639	4,381	23,020	26,802	5,114	31,916	29,051	4,318	33,369
Amortization of prior service (credit)/cost	(1,945)	13	(1,932)	(1,945)	—	(1,945)	(1,945)	—	(1,945)
Effect of settlement/curtailment	—	(373)	(373)	—	221	221	102,109	—	102,109
Net periodic pension (income)/cost	$(235)	$12,559	$12,324	$5,286	$12,797	$18,083	$96,777	$12,237	$109,014

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

THE NEW YORK TIMES COMPANY – P. 75

Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Net actuarial (gain)/loss	$(10,292)	$29,965	$22,600
Prior service cost	706	—	—
Amortization of loss	(23,020)	(31,916)	(33,369)
Amortization of prior service credit	1,932	1,945	1,945
Effect of settlement	—	(421)	(102,109)
Total recognized in other comprehensive income	(30,674)	(427)	(110,933)
Net periodic pension cost	12,324	18,083	109,014
Total recognized in net periodic benefit (income)/cost and other comprehensive (income)/loss	$(18,350)	$17,656	$(1,919)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $29 million and $2 million, respectively.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $27 million, $22 million and $23 million for 2019, 2018 and 2017, respectively.

P. 76 – THE NEW YORK TIMES COMPANY

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 29, 2019			December 30, 2018
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,491,398	$223,066	$1,714,464	$1,636,488	$245,302	$1,881,790
Service cost	5,113	118	5,231	9,986	79	10,065
Interest cost	58,835	8,420	67,255	52,770	7,383	60,153
Plan participants’ contributions	—	—	—	3	—	3
Amendments	—	706	706	—	—	—
Actuarial loss/(gain)	191,104	32,874	223,978	(123,670)	(10,221)	(133,891)
Curtailments	—	(373)	(373)	—	(200)	(200)
Benefits paid	(86,163)	(17,046)	(103,209)	(84,179)	(19,219)	(103,398)
Effects of change in currency conversion	—	(17)	(17)	—	(58)	(58)
Benefit obligation at end of year	1,660,287	247,748	1,908,035	1,491,398	223,066	1,714,464
Change in plan assets
Fair value of plan assets at beginning of year	1,410,151	—	1,410,151	1,567,411	—	1,567,411
Actual return on plan assets	315,148	—	315,148	(81,529)	—	(81,529)
Employer contributions	9,531	17,046	26,577	8,445	19,219	27,664
Plan participants’ contributions	—	—	—	3	—	3
Benefits paid	(86,163)	(17,046)	(103,209)	(84,179)	(19,219)	(103,398)
Fair value of plan assets at end of year	1,648,667	—	1,648,667	1,410,151	—	1,410,151
Net amount recognized	$(11,620)	$(247,748)	$(259,368)	$(81,247)	$(223,066)	$(304,313)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$—	$(17,147)	$(17,147)	$—	$(17,034)	$(17,034)
Noncurrent liabilities	(11,620)	(230,601)	(242,221)	(81,247)	(206,032)	(287,279)
Net amount recognized	$(11,620)	$(247,748)	$(259,368)	$(81,247)	$(223,066)	$(304,313)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$592,774	$122,617	$715,391	$654,579	$94,123	$748,702
Prior service credit	(16,842)	693	(16,149)	(18,786)	—	(18,786)
Total	$575,932	$123,310	$699,242	$635,793	$94,123	$729,916

THE NEW YORK TIMES COMPANY – P. 77

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 29, 2019	December 30, 2018
Projected benefit obligation	$1,908,035	$1,714,464
Accumulated benefit obligation	$1,904,979	$1,712,619
Fair value of plan assets	$1,648,667	$1,410,151

Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 29, 2019	December 30, 2018
Discount rate	3.30%	4.43%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the APP that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 29, 2019	December 30, 2018	December 31, 2017
Discount rate for determining projected benefit obligation	4.43%	3.75%	4.31%
Discount rate in effect for determining service cost	3.87%	3.88%	4.74%
Discount rate in effect for determining interest cost	4.06%	3.31%	3.54%
Rate of increase in compensation levels	3.00%	2.95%	2.95%
Expected long-term rate of return on assets	5.68%	5.69%	6.73%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 29, 2019	December 30, 2018
Discount rate	3.17%	4.35%
Rate of increase in compensation levels	2.50%	2.50%
The rate of increase in compensation levels is applicable only for the foreign plan that has not been frozen.

P. 78 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 29, 2019	December 30, 2018	December 31, 2017
Discount rate for determining projected benefit obligation	4.35%	3.67%	4.17%
Discount rate in effect for determining interest cost	3.94%	3.14%	3.39%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

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
Plan Assets
The Pension Plan
The assets underlying the Pension Plan are managed by professional investment managers. These investment managers are selected and monitored by the pension investment committee, composed of certain senior executives, who are appointed by the Finance Committee of the Board of Directors of the Company. The Finance Committee is responsible for adopting our investment policy, which includes rules regarding the selection and retention of qualified advisors and investment managers. The pension investment committee is responsible for implementing and monitoring compliance with our investment policy, selecting and monitoring investment managers and communicating the investment guidelines and performance objectives to the investment managers.
Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code.
Investment Policy and Strategy
The primary long-term investment objective is to allocate assets in a manner that produces a total rate of return that meets or exceeds the growth of our pension liabilities. An additional investment objective is to transition the asset mix to hedge liabilities and minimize volatility in the funded status of the Pension Plan.
Asset Allocation Guidelines
In accordance with our asset allocation strategy, investments are categorized into long duration fixed income investments whose value is highly correlated to that of the Pension Plan’s obligations (“Long Duration Assets”) or other investments, such as equities and high-yield fixed income securities, whose return over time is expected to exceed the rate of growth in the Pension Plan’s obligations (“Return-Seeking Assets”).
The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of the Pension Plan. Under our policy, for example, a funded status at 100% requires an allocation of total assets of 71.5% to 76.5% to Long Duration Assets and 23.5% to 28.5% to Return-Seeking Assets. As the Pension

THE NEW YORK TIMES COMPANY – P. 79

Plan’s funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	100%	94%
High-Yield Fixed Income	0%	-	15%	0%
Alternatives	0%	-	15%	6%
Cash	0%	-	10%	0%
The asset allocations by asset category for both Long Duration and Return-Seeking Assets, as of December 29, 2019, were as follows:

Asset Category	Percentage Range			Actual
Long Duration Fixed Income	61.6%	-	71%	63%
Public Equity	20.3%	-	39%	34%
High-Yield Fixed Income	0%	-	6%	0%
Alternatives	0%	-	6%	2%
Cash	0%	-	4%	1%

The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the pension investment committee. The pension investment committee may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the Pension Plan’s assets.
The APP
The assets underlying the joint Company and The NewsGuild of New York sponsored plan are managed by professional investment managers. These investment managers are selected and monitored by the APP’s Board of Trustees (the “APP Trustees”). The APP Trustees are responsible for adopting an investment policy, implementing and monitoring compliance with that policy, selecting and monitoring investment managers, and communicating the investment guidelines and performance objectives to the investment managers.
Investment Policy and Strategy
The investment objective is to allocate investment assets in a manner that satisfies the funding objectives of the APP and to maximize the probability of maintaining a 100% funded status.
Asset Allocation Guidelines
In accordance with the asset allocation guidelines, investments are segmented into hedging assets whose value is highly correlated to that of the APP’s obligations (“Hedging Assets”) or other investments, such as equities and high-yield fixed income securities, whose return over time is expected to exceed the rate of growth in the APP’s obligations (“Return-Seeking Assets”).

P. 80 – THE NEW YORK TIMES COMPANY

The asset allocations by asset category as of December 29, 2019, were as follows

Asset Category	Percentage Range			Actual
Hedging Assets	75%	-	90%	79%
Return-Seeking Assets	10%	-	25%	21%
Cash and Equivalents	0%	-	5%	0%

The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the APP Trustees. The APP Trustees may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the APP’s assets.
Fair Value of Plan Assets
The fair value of the assets underlying the Pension Plan and the joint-sponsored APP by asset category are as follows:

	December 31, 2019
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(3)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$55,011	$—	$—	$—	$55,011
International Equities	38,231	—	—	—	38,231
Mutual Funds	46,276	—	—	—	46,276
Registered Investment Companies	52,582	—	—	—	52,582
Common/Collective Funds(1)	—	—	—	575,738	575,738
Fixed Income Securities:
Corporate Bonds	—	574,756	—	—	574,756
U.S. Treasury and Other Government Securities	—	182,878	—	—	182,878
Municipal and Provincial Bonds	—	42,812	—	—	42,812
Government Sponsored Enterprises(2)	—	13,131	—	—	13,131
Other	—	11,745	—	—	11,745
Cash and Cash Equivalents	—	—	—	19,097	19,097
Private Equity	—	—	—	11,345	11,345
Hedge Fund	—	—	—	25,065	25,065
Assets at Fair Value	$192,100	$825,322	$—	$631,245	$1,648,667

(1)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.

(2)	Represents investments that are not backed by the full faith and credit of the U.S. government.

(3)	Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.

THE NEW YORK TIMES COMPANY – P. 81

	Fair Value Measurement at December 31, 2018
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(3)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$25,459	$—	$—	$—	$25,459
International Equities	27,805	—	—	—	27,805
Mutual Funds	18,891	—	—	—	18,891
Registered Investment Companies	36,908	—	—	—	36,908
Common/Collective Funds(1)	—	—	—	412,815	412,815
Fixed Income Securities:
Corporate Bonds	—	532,466	—	—	532,466
U.S. Treasury and Other Government Securities	—	155,229	—	—	155,229
Group Annuity Contract	—	—	—	64,559	64,559
Municipal and Provincial Bonds	—	42,170	—	—	42,170
Government Sponsored Enterprises(2)	—	14,278	—	—	14,278
Other	—	13,754	—	—	13,754
Cash and Cash Equivalents	—	—	—	19,667	19,667
Private Equity	—	—	—	12,752	12,752
Hedge Fund	—	—	—	33,398	33,398
Assets at Fair Value	$109,063	$757,897	$—	$543,191	$1,410,151

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
Cash Flows
In 2019, we made contributions to the APP of $9.5 million. We expect contributions made to satisfy minimum funding requirements to total approximately $9 million in 2020.

P. 82 – THE NEW YORK TIMES COMPANY

The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2020	$88,092	$17,391	$105,483
2021	89,431	17,105	106,536
2022	91,324	17,005	108,329
2023	92,832	16,700	109,532
2024	94,098	16,411	110,509
2025-2029(1)	482,654	79,054	561,708

(1)	While benefit payments under these plans are expected to continue beyond 2029 we have presented in this table only those benefit payments estimated over the next 10 years.
Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. In recent years, certain events, such as amendments to various collective bargaining agreements and the sale of the New England Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. During the third quarters of 2019 and 2018, we recorded a gain of $2.0 million and $4.9 million, respectively, from multiemployer pension liability adjustment which were recorded in Gain from pension liability adjustment in our Consolidated Statements of Operations.
Our multiemployer pension plan withdrawal liability was approximately $82 million as of December 29, 2019 and approximately $97 million as of December 30, 2018. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
Our participation in significant plans for the fiscal period ended December 29, 2019, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria. A plan is classified

THE NEW YORK TIMES COMPANY – P. 83

in endangered status if its funded percentage is less than 80% or a funding deficiency is projected within seven years. If the plan satisfies both of these triggers, it is classified in seriously endangered status. A plan not classified in any other status is classified in the green zone. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2019	2018		2019	2018	2017
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/19	Critical and Declining as of 1/01/18	Implemented	$415	$408	$425	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund(2)	13-6122251-001	Green as of 6/01/19	Green as of 6/01/18	N/A	1,014	992	995	No	3/30/2020
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Critical and Declining as of 1/01/19	Critical and Declining as of 1/01/18	Implemented	58	42	39	Yes	3/30/2021(3)
Pressmen’s Publishers’ Pension Fund(4)	13-6121627-001	Green as of 4/01/19	Green as of 4/01/18	N/A	1,213	1,129	963	No	3/30/2021
Paper Handlers’-Publishers’ Pension Fund(5)	13-6104795-001	Critical and Declining as of 4/01/19	Critical and Declining as of 4/01/18	Implemented	100	99	88	Yes	3/30/2021
Contributions for individually significant plans					$2,800	$2,670	$2,510
Total Contributions					$2,800	$2,670	$2,510

(1)	There are two collective bargaining agreements requiring contributions to this plan: Mailers, which expires March 30, 2023, and Typographers, which expires March 30, 2020.

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

P. 84 – THE NEW YORK TIMES COMPANY

The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)
CWA/ITU Negotiated Pension Plan	12/31/2017
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2018 & 5/31/2017(1)
Pressmen’s Publisher’s Pension Fund	3/31/2019 & 3/31/2018
Paper Handlers’-Publishers’ Pension Fund	3/31/2019 & 3/31/2018
(1) Form 5500 for the plan year ended 5/31/19 was not available as of the date we filed our financial statements.
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
Net Periodic Other Postretirement Benefit Cost/(Income)
The components of net periodic postretirement benefit cost/(income) were as follows:

(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Service cost	$27	$21	$367
Interest cost	1,602	1,476	1,881
Amortization and other costs	3,375	4,735	3,621
Amortization of prior service credit	(4,766)	(6,157)	(7,755)
Effect of settlement/curtailment(1)	—	—	(32,737)
Net periodic postretirement benefit cost/(income)	$238	$75	$(34,623)

(1) In the fourth quarter of 2017, the Company recorded a gain in connection with the settlement of a funding obligation related to a postretirement plan.
As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the service cost component of net periodic postretirement benefit cost/(income) continues to be recognized in Total operating costs while the other components have been reclassified to Other components of net periodic benefit costs in our Consolidated Statements of Operations below Operating profit on a retrospective basis.

THE NEW YORK TIMES COMPANY – P. 85

The changes in the benefit obligations recognized in other comprehensive loss/(income) were as follows:

(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Net actuarial loss/(gain)	$296	$(4,905)	$(6,625)
Amortization of loss	(3,375)	(4,735)	(3,621)
Amortization of prior service credit	4,766	6,157	7,755
Effect of curtailment	—	—	6,502
Effect of settlement	—	—	26,235
Total recognized in other comprehensive loss/(income)	1,687	(3,483)	30,246
Net periodic postretirement benefit cost/(income)	238	75	(34,623)
Total recognized in net periodic postretirement benefit cost/(income) and other comprehensive loss/(income)	$1,925	$(3,408)	$(4,377)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the accumulated postretirement benefit obligation. Gains and losses in excess of the corridor are generally amortized over the average remaining service period to expected retirement of active participants.
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $3 million and $4 million, respectively.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $15 million in 2019, $16 million in 2018 and $15 million in 2017.

P. 86 – THE NEW YORK TIMES COMPANY

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 29, 2019	December 30, 2018
Change in benefit obligation
Benefit obligation at beginning of year	$46,037	$54,642
Service cost	27	21
Interest cost	1,602	1,476
Plan participants’ contributions	3,835	3,974
Actuarial loss/(gain)	296	(4,905)
Benefits paid	(8,994)	(9,171)
Benefit obligation at the end of year	42,803	46,037
Change in plan assets
Employer contributions	5,159	5,197
Plan participants’ contributions	3,835	3,974
Benefits paid	(8,994)	(9,171)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(42,803)	$(46,037)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(5,115)	$(5,645)
Noncurrent liabilities	(37,688)	(40,392)
Net amount recognized	$(42,803)	$(46,037)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$25,793	$28,871
Prior service credit	(7,691)	(12,456)
Total	$18,102	$16,415

 Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 29, 2019	December 30, 2018
Discount rate	2.94%	4.18%
Estimated increase in compensation level	3.50%	3.50%

THE NEW YORK TIMES COMPANY – P. 87

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 29, 2019	December 30, 2018	December 31, 2017
Discount rate for determining projected benefit obligation	4.18%	3.46%	3.93%
Discount rate in effect for determining service cost	4.19%	3.56%	4.08%
Discount rate in effect for determining interest cost	3.71%	3.01%	3.21%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 29, 2019	December 30, 2018
Health-care cost trend rate	6.57%	6.90%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025

Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2019	$23	$(21)
Effect on accumulated postretirement benefit obligation as of December 29, 2019	$968	$(861)

The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2020	$5,226
2021	4,784
2022	4,359
2023	4,001
2024	3,678
2025-2029(1)	14,342

(1)	While benefit payments under these plans are expected to continue beyond 2029, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits was $9.5 million as of December 29, 2019, and $9.7 million as of December 30, 2018.

P. 88 – THE NEW YORK TIMES COMPANY

12. Other Liabilities
The components of the Other Liabilities — Other balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 29, 2019	December 30, 2018
Deferred compensation	$23,702	$23,211
Noncurrent operating lease liabilities	55,136	—
Other liabilities	47,399	54,636
Total	$126,237	$77,847

Deferred compensation consists primarily of deferrals under our DEC. Refer to Note 9 for detail.
We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $46.0 million as of December 29, 2019, and $38.1 million as of December 30, 2018.
Refer to Note 19 for detail related to noncurrent operating lease liabilities.
Other liabilities in the preceding table primarily included our post employment liabilities, our contingent tax liability for uncertain tax positions and self-insurance liabilities as of December 29, 2019, and December 30, 2018.
13. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 29, 2019		December 30, 2018		December 31, 2017
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$34,537	21.0	$36,979	21.0	$38,928	35.0
State and local taxes, net	5,303	3.2	12,335	7.0	4,800	4.3
Effect of enacted changes in tax laws	—	—	(1,872)	(1.0)	68,747	61.8
(Decrease)/increase in uncertain tax positions	(2,427)	(1.5)	2,288	1.3	(2,277)	(2.0)
(Gain)/loss on company-owned life insurance	(1,662)	(1.0)	449	0.2	(1,916)	(1.7)
Nondeductible expense	1,938	1.2	1,808	1.0	912	0.8
Nondeductible executive compensation	(355)	(0.2)	2,135	1.2	1,360	1.2
Stock-based awards benefit	(6,184)	(3.8)	(1,795)	(1.0)	(517)	(0.4)
Deduction for foreign-derived intangible income	(2,625)	(1.6)	—	—	—	—
Research and experimentation credit	(5,672)	(3.4)	—	—	—	—
Other, net	1,641	1.0	(3,696)	(2.1)	(6,081)	(5.5)
Income tax expense	$24,494	14.9	$48,631	27.6	$103,956	93.5

THE NEW YORK TIMES COMPANY – P. 89

The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Current tax expense/(benefit)
Federal	$16,283	$31,719	$(252)
Foreign	823	705	458
State and local	3,146	10,172	350
Total current tax expense	20,252	42,596	556
Deferred tax expense/(benefit)
Federal	5,588	913	105,905
State and local	(1,346)	5,122	(2,505)
Total deferred tax expense	4,242	6,035	103,400
Income tax expense	$24,494	$48,631	$103,956

State tax operating loss carryforwards totaled $1.6 million as of December 29, 2019 and $2 million as of December 30, 2018. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives up to 18 years.
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

P. 90 – THE NEW YORK TIMES COMPANY

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 29, 2019	December 30, 2018
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$113,306	$128,926
Accruals for other employee benefits, compensation, insurance and other	25,543	22,722
Net operating losses	1,289	1,598
Operating lease liabilities	16,746	—
Other	27,042	23,400
Gross deferred tax assets	$183,926	$176,646
Deferred tax liabilities
Property, plant and equipment	$39,494	$38,268
Intangible assets	7,596	7,225
Operating lease right-of-use assets	14,309	—
Other	7,298	2,722
Gross deferred tax liabilities	$68,697	$48,215
Net deferred tax asset	$115,229	$128,431

We assess whether a valuation allowance should be established against deferred tax assets based on the consideration of both positive and negative evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. We evaluated our deferred tax assets for recoverability using a consistent approach that considers our three years historical cumulative income/(loss), including an assessment of the degree to which any such losses were due to items that are unusual in nature (i.e., impairments of nondeductible goodwill and intangible assets).
We had an income tax receivable of $12.6 million as of December 29, 2019, compared with an income tax receivable of $3.7 million as of December 30, 2018.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $11.9 million, $4.8 million and $13.7 million in 2019, 2018 and 2017, respectively.
As of December 29, 2019 and December 30, 2018, Accumulated other comprehensive loss, net of income taxes in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $188 million and $194 million, respectively.

THE NEW YORK TIMES COMPANY – P. 91

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 29, 2019	December 30, 2018	December 31, 2017
Balance at beginning of year	$11,629	$17,086	$10,028
Gross additions to tax positions taken during the current year	1,184	680	9,009
Gross additions to tax positions taken during the prior year	711	3,019	103
Gross reductions to tax positions taken during the prior year	(76)	(8,607)	(372)
Reductions from settlements with taxing authorities	(2,637)	—	—
Reductions from lapse of applicable statutes of limitations	(502)	(549)	(1,682)
Balance at end of year	$10,309	$11,629	$17,086
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $9 million and $10 million as of December 29, 2019, and December 30, 2018, respectively.
In 2019 and 2018, we recorded $3.8 million and $0.5 million income tax benefit, respectively, due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $2 million and $3 million as of December 29, 2019, and December 30, 2018, respectively. The total amount of accrued interest and penalties was a net charge of $0.6 million in 2019, a net benefit of $0.7 million in 2018 and a net benefit of $0.1 million in 2017.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2012. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $3.6 million that would, if recognized, impact the effective tax rate.
14. Discontinued Operations
New England Media Group
In the fourth quarter of 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group — consisting of The Boston Globe, BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (the “T&G”), Telegram.com and related properties — and our 49% equity interest in Metro Boston LLC, for approximately $70.0 million in cash, subject to customary adjustments. The net after-tax proceeds from the sale, including a tax benefit, were approximately $74.0 million. In the fourth quarter of 2016, the Company reached a settlement with respect to litigation involving NEMG T&G, Inc., a subsidiary of the Company that was a part of New England Media Group. As a result of the settlement, the Company recorded charges of $0.7 million ($0.4 million after tax) for the fiscal year ended December 31, 2017. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.
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
Earnings/(loss) per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have the most

P. 92 – THE NEW YORK TIMES COMPANY

significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.5 million, 2.1 million and 2.3 million as of December 29, 2019, December 30, 2018 and December 31, 2017, respectively, resulted primarily from the dilutive effect of certain stock options and performance awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options excluded from the computation of diluted earnings per share in 2019 and 2018. The number of stock options excluded from the computation of diluted earnings per share because they were anti-dilutive was approximately 2 million in 2017.
There were no anti-dilutive stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share for the year ended 2019, 2018 and 2017.

16. Stock-Based Awards
As of December 29, 2019, the Company was authorized to grant stock-based compensation under its 2010 Incentive Compensation Plan (the “2010 Incentive Plan”), which became effective April 27, 2010, and was amended and restated effective April 30, 2014. The 2010 Incentive Plan replaced the 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
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
We have outstanding stock-settled long-term performance awards, restricted stock units and stock options (together, “Stock-Based Awards”). We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards, restricted stock units and stock appreciation rights. Stock-based compensation expense was $12.9 million in 2019, $13.0 million in 2018 and $14.8 million in 2017.
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

THE NEW YORK TIMES COMPANY – P. 93

Changes in our Company’s stock options in 2019 were as follows:

	December 29, 2019
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	1,388	$9	2	$18,052
Exercised	(419)	11
Forfeited/Expired	—	—
Options outstanding at end of period (1)	969	$9	2	$22,534
Options exercisable at end of period	969	$9	2	$22,534

(1) All outstanding options are vested as of December 29, 2019.
The total intrinsic value for stock options exercised was $8.6 million in 2019, $12.3 million in 2018 and $7.0 million in 2017.
Restricted Stock Units
The 2010 Incentive Plan provides for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to 5 years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2019 were as follows:

	December 29, 2019
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	623	$20
Granted	298	32
Vested	(341)	18
Forfeited	(33)	26
Unvested stock-settled restricted stock units at end of period	547	$27
Unvested stock-settled restricted stock units expected to vest at end of period	514	$27

The intrinsic value of stock-settled restricted stock units vested was $11.0 million in 2019, $12.4 million in 2018 and $7.9 million in 2017.
Long-Term Incentive Compensation
The 2010 Incentive Plan provides for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period.
Cash-settled awards have been granted with three-year performance periods and are based on the achievement of specified financial performance measures. Cash-settled awards have been classified as a liability in our Consolidated Balance Sheets. There were payments of approximately $2 million in 2019, $3 million in 2018 and $3 million in 2017.
Stock-settled awards have been granted with three-year performance periods and are based on relative Total Shareholder Return (“TSR”), which is calculated at stock appreciation plus deemed reinvested dividends, and another performance measure. Stock-settled awards are payable in Class A Common Stock and are classified within equity.

P. 94 – THE NEW YORK TIMES COMPANY

The fair value of TSR awards is determined at the date of grant using a Monte Carlo simulation model. The fair value of awards under the other performance measure is determined by the average market price on the grant date.
Unrecognized Compensation Expense
As of December 29, 2019, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $16 million and is expected to be recognized over a weighted-average period of 1.40 years.
Reserved Shares
We generally issue shares for the exercise of stock options and vesting of stock-settled restricted stock units from unissued reserved shares.
Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 29, 2019	December 30, 2018
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	1,648	2,165
Stock-settled performance awards(1)	1,371	2,009
Outstanding	3,019	4,174
Available	7,475	7,404
Employee Stock Purchase Plan(2)(4)
Available	—	6,410
401(k) Company stock match(3)(4)
Available	—	3,045
Total Outstanding	3,019	4,174
Total Available	7,475	16,859

(1)
The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.

(2)	We have not had an offering under the Employee Stock Purchase Plan since 2010.

(3)	Effective 2014, we no longer offer a Company stock match under the Company’s 401(k) plan.

(4)	As of December 29, 2019, these shares were no longer reserved.

THE NEW YORK TIMES COMPANY – P. 95

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
There were 803,404 shares as of December 29, 2019, and 803,408 as of December 30, 2018, of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
In early 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A common stock. As of December 29, 2019, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 29, 2019.
The following table summarizes the changes in AOCI by component as of December 29, 2019:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net unrealized gain on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2018	$4,677	$(520,308)	$(2,093)	$(517,724)
Other comprehensive (loss)/income before reclassifications, before tax	(1,684)	9,290	3,624	11,230
Amounts reclassified from accumulated other comprehensive loss, before tax	—	19,697	—	19,697
Income tax (benefit)/expense	(445)	7,665	959	8,179
Net current-period other comprehensive (loss)/income, net of tax	(1,239)	21,322	2,665	22,748
Balance as of December 29, 2019	$3,438	$(498,986)	$572	$(494,976)

P. 96 – THE NEW YORK TIMES COMPANY

The following table summarizes the reclassifications from AOCI for the period ended December 29, 2019:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented

Funded status of benefit plans:
Amortization of prior service credit(1)	$(6,698)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	26,395	Other components of net periodic benefit costs
Total reclassification, before tax	19,697
Income tax expense	5,208	Income tax expense
Total reclassification, net of tax	$14,489

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
19. Leases
Lessee activities
Operating leases
We have operating leases for office space and equipment. After the adoption of ASU 2016-02 in 2019, for all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Consolidated Balance Sheet as of December 29, 2019, as described below.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Consolidated Balance Sheet	December 29, 2019
Operating lease right-of-use assets	Miscellaneous assets	$53,549
Current operating lease liabilities	Accrued expenses and other	$7,853
Noncurrent operating lease liabilities	Other	55,136
Total operating lease liabilities		$62,989

The total lease cost for operating leases included in Selling, general and administrative costs in our Consolidated Statement of Operations was as follows:

For the Twelve Months Ended
(In thousands)	December 29, 2019
Operating lease cost	$9,980
Short term and variable lease cost	1,814
Total lease cost	$11,794
Prior to the adoption of ASU 2016-02, rental expense was approximately $14 million in 2018 and $19 million in 2017.

THE NEW YORK TIMES COMPANY – P. 97

The table below presents additional information regarding operating leases:

(In thousands, except lease term and discount rate)	December 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9,101
Right-of-use assets obtained in exchange for operating lease liabilities	$61,270
Weighted-average remaining lease term	9.7 years
Weighted-average discount rate	4.64%
Maturities of lease liabilities on an annual basis for the Company's operating leases as of December 29, 2019, were as follows:

(In thousands)	Amount
2020	$10,092
2021	9,146
2022	8,689
2023	8,079
2024	7,042
Later Years	35,113
Total lease payments	$78,161
Less: Interest	(15,172)
Present value of lease liabilities	$62,989
Finance lease
We had a finance lease in connection with the land at our College Point, N.Y., printing and distribution facility. Interest on the lease liability was recorded in Interest expense and other, net in our Consolidated Statement of Operations. Repayments of the principal portion of our lease liability are recorded within financing activities section and payments of interest on our lease liability are recorded within operating activities section in the Consolidated Statement of Cash Flows for our finance lease. On August 1, 2019, using existing cash, we purchased the assets under the finance lease for $6.9 million, which resulted in the settlement of our finance lease obligation. See Note 7 for more information.
Lessor activities
Our leases to third parties predominantly relate to office space in the Company Headquarters.
As of December 29, 2019, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment in our Consolidated Balance Sheet was approximately $510 million and $204 million, respectively. Office space leased to third parties represents approximately 39% of rentable square feet of the Company Headquarters.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

For the Twelve Months Ended
(In thousands)	December 29, 2019
Building rental revenue (1)	$30,595
(1) Building rental revenue includes approximately $10.8 million related to subleases for the fiscal year ended December 29, 2019.

THE NEW YORK TIMES COMPANY – P. 98

Maturities of lease payments to be received on an annual basis for the Company's office space operating leases as of December 29, 2019, were as follows:

(In thousands)	Amount
2020	$32,242
2021	32,259
2022	32,254
2023	19,329
2024	15,529
Later Years	126,633
Total building rental revenue from operating leases	$258,246

20. Commitments and Contingent Liabilities
Restricted Cash
We were required to maintain $17.1 million of restricted cash as of December 29, 2019, and $18.3 million as of December 30, 2018, the majority of which is set aside to collateralize workers’ compensation obligations.
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
21. Subsequent Event
Quarterly Dividend
In February 2020, our Board of Directors approved a quarterly dividend of $0.06 per share on our Class A and Class B common stock, an increase of $0.01 per share from the previous quarter. The dividend is payable on April 23, 2020, to all stockholders of record as of the close of business on April 8, 2020.

THE NEW YORK TIMES COMPANY – P. 99

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 29, 2019, December 30, 2018, and December 31, 2017:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 29, 2019	$13,249	$14,807	$13,698	$14,358
Year ended December 30, 2018	$14,542	$11,830	$13,123	$13,249
Year ended December 31, 2017	$16,815	$11,747	$14,020	$14,542

(1)	Includes write-offs, net of recoveries.

P. 100 – THE NEW YORK TIMES COMPANY

QUARTERLY INFORMATION (UNAUDITED)
Quarterly financial information for each quarter in the years ended December 29, 2019, and December 30, 2018 is included in the following tables.
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

	2019 Quarters
(In thousands, except per share data)	March 31, 2019	June 30, 2019	September 29, 2019	December 29, 2019	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$439,062	$436,258	$428,501	$508,363	$1,812,184
Operating costs	404,464	398,325	401,452	430,398	1,634,639
Restructuring charge(1)	—	—	4,008	—	4,008
Gain from pension liability adjustment(2)	—	—	(2,045)	—	(2,045)
Operating profit	34,598	37,933	25,086	77,965	175,582
Other components of net periodic benefit costs	1,835	1,833	1,834	1,800	7,302
Interest expense and other, net	1,303	1,514	755	248	3,820
Income from continuing operations before income taxes	31,460	34,586	22,497	75,917	164,460
Income tax expense	1,304	9,415	6,070	7,705	24,494
Net income attributable to The New York Times Company common stockholders	$30,156	$25,171	$16,427	$68,212	$139,966
Average number of common shares outstanding:
Basic	165,674	166,152	166,148	166,239	166,042
Diluted	167,129	167,549	167,555	167,728	167,545
Basic earnings per share attributable to The New York Times Company common stockholders:
Net income	$0.18	$0.15	$0.10	$0.41	$0.84
Diluted earnings per share attributable to The New York Times Company common stockholders:
Net income	$0.18	$0.15	$0.10	$0.41	$0.83
Dividends declared per share	$0.05	$0.05	$0.05	$0.05	$0.20

(1)
In the third quarter of 2019, the Company recognized a $4.0 million of pre-tax expense related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC.

(2)	In the third quarter of 2019, the Company recorded a $2.0 million gain from a multiemployer pension plan liability adjustment.

THE NEW YORK TIMES COMPANY – P. 101

	2018 Quarters
(In thousands, except per share data)	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$413,948	$414,560	$417,346	$502,744	$1,748,598
Operating costs	378,005	373,306	380,754	426,713	1,558,778
Headquarters redesign and consolidation(1)	1,888	1,252	—	1,364	4,504
Gain from pension liability adjustment(2)	—	—	(4,851)	—	(4,851)
Operating profit	34,055	40,002	41,443	74,667	190,167
Other components of net periodic benefit costs	2,028	1,863	2,335	2,048	8,274
Gain/(loss) from joint ventures	15	(8)	(16)	10,773	10,764
Interest expense and other, net	4,877	4,536	4,026	3,127	16,566
Income from continuing operations before income taxes	27,165	33,595	35,066	80,265	176,091
Income tax expense	5,251	9,999	10,092	23,289	48,631
Net income	21,914	23,596	24,974	56,976	127,460
Net (income)/loss attributable to the noncontrolling interest	(2)	1	2	(1,777)	(1,776)
Net income attributable to The New York Times Company common stockholders	$21,912	$23,597	$24,976	$55,199	$125,684
Average number of common shares outstanding:
Basic	164,094	165,027	165,064	165,154	164,845
Diluted	166,237	166,899	166,966	167,249	166,939
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Net income/(loss)	$0.13	$0.14	$0.15	$0.33	$0.76
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Net income/(loss)	$0.13	$0.14	$0.15	$0.33	$0.75
Dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.16

(1)	We recognized expenses related to the redesign and consolidation of space in our Company Headquarters.

(2)	In the third quarter of 2018, the Company recorded a $4.9 million gain from a multiemployer pension plan liability adjustment.

P. 102 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 29, 2019. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

THE NEW YORK TIMES COMPANY – P. 103

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 1 — Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independence of Directors,” but only up to and including the section titled “Board Committees and Audit Committee Financial Experts,” “Board Committees,” “Nominating & Governance Committee” and “Delinquent Section 16(a) Reports” of our Proxy Statement for the 2020 Annual Meeting of Stockholders.
The Board of Directors has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer. The current version of this code of ethics can be found on the Corporate Governance section of our website at http://investors.nytco.com/investors/corporate-governance. We intend to post any amendments to or waivers from the code of ethics that apply to our principal executive officer, principal financial officer or principal accounting officer on our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors,” “The 1997 Trust,” “Compensation of Executive Officers” and ”Proposal Number 2 — Adoption of The New York Times Company 2020 Incentive Compensation Plan,” beginning with the section titled “Equity Compensation Plan Information,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 4 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2020 Annual Meeting of Stockholders.

P. 104 – THE NEW YORK TIMES COMPANY

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

Page
Consolidated Schedule for the Three Years Ended December 29, 2019
II – Valuation and Qualifying Accounts	100
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

THE NEW YORK TIMES COMPANY – P. 105

INDEX TO EXHIBITS
Exhibit numbers 10.14 through 10.21 are management contracts or compensatory plans or arrangements.

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

(4.2)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
(10.1)
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

(10.3)
Agreement of Sublease, dated as of December 12, 2001, between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.4)
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

(10.6)
Third Amendment to Agreement of Sublease (NYT), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.7)
Fourth Amendment to Agreement of Sublease (NYT), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and 620 Eighth NYT (NY) Limited Partnership, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.8)
Fifth Amendment to Agreement of Sublease (NYT), dated as of August 31, 2009, between 42nd St. Development Project, Inc., as landlord, and 620 Eighth NYT (NY) Limited Partnership, as tenant (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2009, and incorporated by reference herein).

(10.9)
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

(10.11)*
Letter Agreement, dated as of October 18, 2017, between the Company and Massachusetts Mutual Life Insurance Company (filed as an Exhibit to the Company’s Form 10-K dated February 27, 2018, and incorporated by reference herein).

(10.12)*
Letter Agreement, dated as of October 18, 2017, between the Company and Massachusetts Mutual Life Insurance Company (filed as an Exhibit to the Company’s Form 10-K dated February 27, 2018, and incorporated by reference herein).

(10.13)
Credit Agreement, dated as of September 10, 2019, among The New York Times Company, as borrower, the financial institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wells Fargo Securities, LLC and J.P. Morgan Chase Bank, National Association, and BOFA Securities, Inc., as joint lead arrangers and joint book runners (filed as an Exhibit to the Company’s Form 8-K dated September 11, 2019, and incorporated by reference herein).

P. 106 – THE NEW YORK TIMES COMPANY

Exhibit Number	Description of Exhibit
(10.14)
The Company’s 2010 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (filed as an exhibit to the Company’s Form 8-K dated April 30, 2014, and incorporated by reference herein).

(10.15)
Form of Restricted Stock Unit Award Agreement under the Company’s 2010 Incentive Compensation Plan (filed as an Exhibit to the Company’s Form 10-K dated February 22, 2017, and incorporated by reference herein).

(10.16)
The Company’s Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2015 (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2015, and incorporated by reference herein).

(10.17)
The Company’s Deferred Executive Compensation Plan, as amended and restated effective January 1, 2015 (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2015, and incorporated by reference herein).

(10.18)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.19)	The Company’s Non-Employee Directors Deferral Plan, as amended through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.20)	The Company’s Savings Restoration Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).
(10.21)
The Company’s Supplemental Executive Savings Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).

(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Portions of this exhibit (indicated by asterisks) have been omitted and are subject to a confidential treatment order granted by the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY
None.

THE NEW YORK TIMES COMPANY – P. 107

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2020

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

Signature	Title	Date
/s/ Mark Thompson	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2020
/s/ Roland A. Caputo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2020
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	February 27, 2020
/s/ A.G. Sulzberger	Publisher and Director	February 27, 2020
/s/ Arthur Sulzberger, Jr.	Chairman of the Board	February 27, 2020
/s/ Amanpal S. Bhutani	Director	February 27, 2020
/s/ Robert E. Denham	Director	February 27, 2020
/s/ Rachel Glaser	Director	February 27, 2020
/s/ Hays N. Golden	Director	February 27, 2020
/s/ Brian P. McAndrews	Director	February 27, 2020
/s/ David Perpich	Director	February 27, 2020
/s/ John W. Rogers, Jr.	Director	February 27, 2020
/s/ Doreen Toben	Director	February 27, 2020
/s/ Rebecca Van Dyck	Director	February 27, 2020

THE NEW YORK TIMES COMPANY – P. 108