Form 10-Q
period 2020-03-29
NEW YORK TIMES CO
filed 2020-05-07
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of May 1, 2020 (exclusive of treasury shares):

Class A Common Stock	165,860,725	shares
Class B Common Stock	803,404	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 29, 2020 (unaudited) and December 29, 2019	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 29, 2020 and March 31, 2019	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 29, 2020 and March 31, 2019	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters ended March 29, 2020 and March 31, 2019	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 29, 2020 and March 31, 2019	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures about Market Risk	30
Item	4	Controls and Procedures	31

PART II		Other Information	32
Item	1	Legal Proceedings	32
Item	1A	Risk Factors	32
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item	6	Exhibits	34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 29, 2020	December 29, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$218,316	$230,431
Short-term marketable securities	216,658	201,785
Accounts receivable (net of allowances of $14,617 in 2020 and $14,358 in 2019)	157,680	213,402
Prepaid expenses	29,834	29,089
Other current assets	31,209	42,124
Total current assets	653,697	716,831
Other assets
Long-term marketable securities	251,926	251,696
Property, plant and equipment (less accumulated depreciation and amortization of $963,664 in 2020 and $950,881 in 2019)	622,113	627,121
Goodwill	138,450	138,674
Deferred income taxes	113,480	115,229
Miscellaneous assets	243,804	239,587
Total assets	$2,023,470	$2,089,138
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 29, 2020	December 29, 2019
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$99,162	$116,571
Accrued payroll and other related liabilities	60,581	108,865
Unexpired subscriptions revenue	99,116	88,419
Accrued expenses and other	112,185	123,840
Total current liabilities	371,044	437,695
Other liabilities
Pension benefits obligation	304,251	313,655
Postretirement benefits obligation	36,497	37,688
Other	118,104	126,237
Total other liabilities	458,852	477,580
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2020 – 174,723,526; 2019 – 174,242,668 (including treasury shares: 2020 – 8,870,801; 2019 – 8,870,801)	17,472	17,424
Class B – convertible – authorized and issued shares: 2020 – 803,404; 2019 – 803,404	80	80
Additional paid-in capital	199,933	208,028
Retained earnings	1,635,473	1,612,658
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	3,252	3,438
Funded status of benefit plans	(494,383)	(498,986)
Net unrealized gain on available-for-sale securities	1,098	572
Total accumulated other comprehensive loss, net of income taxes	(490,033)	(494,976)
Total New York Times Company stockholders’ equity	1,191,714	1,172,003
Noncontrolling interest	1,860	1,860
Total stockholders’ equity	1,193,574	1,173,863
Total liabilities and stockholders’ equity	$2,023,470	$2,089,138
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 29, 2020	March 31, 2019
	(13 weeks)
Revenues
Subscription	$285,434	$270,810
Advertising	106,137	125,088
Other	52,065	43,164
Total revenues	443,636	439,062
Operating costs
Cost of revenue (excluding depreciation and amortization)	243,672	239,359
Sales and marketing	73,796	74,820
Product development	30,802	23,728
General and administrative	52,861	51,639
Depreciation and amortization	15,185	14,918
Total operating costs	416,316	404,464
Operating profit	27,320	34,598
Other components of net periodic benefit costs	2,314	1,835
Interest income/(expense) and other, net	13,854	(1,303)
Income from continuing operations before income taxes	38,860	31,460
Income tax expense	6,006	1,304
Net income	32,854	30,156
Net income attributable to The New York Times Company common stockholders	$32,854	$30,156
Average number of common shares outstanding:
Basic	166,549	165,674
Diluted	167,845	167,129
Basic earnings per share attributable to The New York Times Company common stockholders	$0.20	$0.18
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.20	$0.18
Dividends declared per share	$0.06	$0.05
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 29, 2020	March 31, 2019
	(13 weeks)
Net income	$32,854	$30,156
Other comprehensive income, before tax:
Loss on foreign currency translation adjustments	(254)	(1,649)
Pension and postretirement benefits obligation	6,397	4,896
Net unrealized gain on available-for-sale securities	715	2,074
Other comprehensive income, before tax	6,858	5,321
Income tax expense	1,915	1,399
Other comprehensive income, net of tax	4,943	3,922
Comprehensive income attributable to The New York Times Company common stockholders	$37,797	$34,078
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended March 29, 2020 and March 31, 2019
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
Net income	—	—	30,156	—	—	30,156	—	30,156
Dividends	—	—	(8,301)	—	—	(8,301)	—	(8,301)
Other comprehensive income	—	—	—	—	3,922	3,922	—	3,922
Issuance of shares:
Stock options – 279,510 Class A shares	28	2,937	—	—	—	2,965	—	2,965
Restricted stock units vested – 161,120 Class A shares	16	(3,468)	—	—	—	(3,452)	—	(3,452)
Performance-based awards – 418,491 Class A shares	42	(11,966)	—	—	—	(11,924)	—	(11,924)
Stock-based compensation	—	3,807	—	—	—	3,807	—	3,807
Balance, March 31, 2019	$17,482	$197,626	$1,527,859	$(171,211)	$(513,802)	$1,057,954	$1,860	$1,059,814

Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
Net income	—	—	32,854	—	—	32,854	—	32,854
Dividends	—	—	(10,039)	—	—	(10,039)	—	(10,039)
Other comprehensive income	—	—	—	—	4,943	4,943	—	4,943
Issuance of shares:
Stock options – 88,775 Class A shares	9	922	—	—	—	931	—	931
Restricted stock units vested – 134,985 Class A shares	13	(3,622)	—	—	—	(3,609)	—	(3,609)
Performance-based awards – 257,098 Class A shares	26	(7,850)	—	—	—	(7,824)	—	(7,824)
Stock-based compensation	—	2,455	—	—	—	2,455	—	2,455
Balance, March 29, 2020	$17,552	$199,933	$1,635,473	$(171,211)	$(490,033)	$1,191,714	$1,860	$1,193,574

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 29, 2020	March 31, 2019
	(13 weeks)
Cash flows from operating activities
Net income	$32,854	$30,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,185	14,918
Amortization of right of use asset	2,347	1,691
Stock-based compensation expense	2,455	3,827
Gain on non-marketable equity investment	(10,074)	(1,886)
Long-term retirement benefit obligations	(4,469)	(5,754)
Fair market value adjustment on life insurance products	3,469	(1,428)
Other-net	3,064	(7,280)
Changes in operating assets and liabilities:
Accounts receivable-net	55,722	42,409
Other assets	6,826	(4,329)
Accounts payable, accrued payroll and other liabilities	(79,225)	(55,835)
Unexpired subscriptions	10,697	8,695
Net cash provided by operating activities	38,851	25,184
Cash flows from investing activities
Purchases of marketable securities	(142,024)	(112,029)
Maturities of marketable securities	127,291	108,792
Business acquisitions	(8,055)	—
Proceeds from sale of investments – net	2,965	41
Capital expenditures	(15,217)	(10,473)
Other-net	1,617	689
Net cash used in investing activities	(33,423)	(12,980)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and finance lease obligations	—	(138)
Dividends paid	(8,344)	(6,601)
Capital shares:
Proceeds from stock option exercises	931	2,965
Share-based compensation tax withholding	(11,432)	(15,376)
Net cash used in financing activities	(18,845)	(19,150)
Net decrease in cash, cash equivalents and restricted cash	(13,417)	(6,946)
Effect of exchange rate changes on cash	32	(338)
Cash, cash equivalents and restricted cash at the beginning of the period	247,518	259,799
Cash, cash equivalents and restricted cash at the end of the period	$234,133	$252,515

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 29, 2020, and December 29, 2019, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended March 29, 2020, and March 31, 2019. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 29, 2019. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
Reclassification
The Company has changed the expense captions on its Condensed Consolidated Statement of Operations effective for the first quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company has reclassified expenses for the prior period in order to present comparable financial results. There is no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. See Note 15 for more detail.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of March 29, 2020, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019, have not changed materially.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2018-15	Intangibles—Goodwill and Other—Internal-Use Software	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
Clarifies the accounting for implementation costs in cloud computing arrangements. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The Company adopted this ASU prospectively on December 30, 2019 and will include capitalized implementation costs in Miscellaneous assets in the Company’s Condensed Consolidated Balance Sheet and within Total operating costs in the Condensed Consolidated Statement of Operations. The adoption did not have a material impact on the Company’s consolidated financial statements.

2018-13	Fair Value Measurement (Topic 820) Disclosure Framework	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
Modifies the disclosure requirements on fair value measurements. The amendments of disclosures related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this ASU on December 30, 2019. The adoption did not have a material impact on the Company’s disclosures.

2016-13 2018-19 2019-04	Financial Instruments—Credit Losses
Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

Amends guidance on reporting credit losses for assets, including trade receivables, available-for-sale marketable securities and any other financial assets not excluded from the scope that have the contractual right to receive cash. For trade receivables, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available-for-sale marketable securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The Company adopted this ASU on December 30, 2019 using a modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.

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
NOTE 3. REVENUE
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword, Cooking and audio products) and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenues are primarily derived from offerings sold directly to marketers by our advertising sales team. A significantly smaller and diminishing proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands. Display advertising also includes advertisements that direct viewers to branded content on our platforms. Other print advertising revenue primarily includes classified advertising revenue. Other digital advertising revenue primarily includes creative services fees, including those associated with our branded content studio; advertising revenue from our podcasts; and advertising revenue generated by Wirecutter, our product review and recommendation website.
Other revenues primarily consist of revenues from licensing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), affiliate referrals, commercial printing, television and film (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019
Subscription	$285,434	$270,810
Advertising	106,137	125,088
Other (1)	52,065	43,164
Total	$443,636	$439,062
(1) Other revenue includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $8 million for the quarters ended March 29, 2020 and March 31, 2019, respectively.
The following table summarizes print and digital subscription revenues, which are components of subscription revenues above, for the quarters ended March 29, 2020, and March 31, 2019:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019
Print subscription revenues	$155,424	$160,951
Digital-only subscription revenues:
News product subscription revenues(1)	118,958	102,346
Other product subscription revenues(2)	11,052	7,513
Subtotal digital-only subscriptions	130,010	109,859
Total subscription revenues	$285,434	$270,810
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword, Cooking and audio products.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	March 29, 2020			March 31, 2019
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$48,159	$39,894	$88,053	$62,342	$42,112	$104,454
Other	6,820	11,264	18,084	7,203	13,431	20,634
Total advertising	$54,979	$51,158	$106,137	$69,545	$55,543	$125,088

Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of March 29, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $131 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $33 million, $32 million and $66 million will be recognized in the remainder of 2020, 2021 and thereafter, respectively.
Contract Assets
As of March 29, 2020, and December 29, 2019, the Company had $3.0 million and $3.4 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The decrease in the contract assets balance of $0.4 million for the quarter ended March 29, 2020, is due to consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the period ended March 29, 2020.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $1.5 million and $0.8 million of net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of March 29, 2020, and December 29, 2019, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of March 29, 2020, and December 29, 2019:

	March 29, 2020
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$90,893	$23	$(570)	$90,346
U.S. Treasury securities	66,792	393	(2)	67,183
U.S. governmental agency securities	29,613	137	(1)	29,749
Commercial paper	18,779	—	—	18,779
Certificates of deposit	10,601	—	—	10,601
Total short-term AFS securities	$216,678	$553	$(573)	$216,658
Long-term AFS securities
Corporate debt securities	$99,044	$141	$(1,740)	$97,445
U.S. Treasury securities	92,720	2,857	—	95,577
U.S. governmental agency securities	58,646	261	(3)	58,904
Total long-term AFS securities	$250,410	$3,259	$(1,743)	$251,926

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

The following tables represent the AFS securities as of March 29, 2020, and December 29, 2019, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 29, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$76,998	$(570)	$—	$—	$76,998	$(570)
U.S. Treasury securities	—	—	9,501	(2)	9,501	(2)
U.S. governmental agency securities	4,999	(1)	—	—	4,999	(1)
Total short-term AFS securities	$81,997	$(571)	$9,501	$(2)	$91,498	$(573)
Long-term AFS securities
Corporate debt securities	$76,311	$(1,740)	$—	$—	$76,311	$(1,740)
U.S. governmental agency securities	8,747	(3)	—	—	8,747	(3)
Total long-term AFS securities	$85,058	$(1,743)	$—	$—	$85,058	$(1,743)

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

We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs. For AFS securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, creditworthiness of the security, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
As of March 29, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to perceived credit quality resulting from temporary liquidity issues and interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 29, 2020, we have recognized no losses or allowance for credit losses related to AFS securities.
As of March 29, 2020, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
During the first quarter of 2020, the Company acquired Listen In Audio, Inc., a company that transforms journalism articles into audio that is made available in a subscription-based product named “Audm,” in an all-cash transaction. We paid $8.6 million (comprised of $8.0 million cash payment and $0.6 million note receivable previously issued by the Company, which was canceled at the close of the transaction) and entered into agreements that will likely require retention payments over the three years following the acquisition. The Company included the purchase price in Miscellaneous assets in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2020, pending the completion of the valuation of assets acquired and liabilities assumed.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in the carrying amount of goodwill as of March 29, 2020, and since December 29, 2019, were as follows:

(In thousands)	Total Company
Balance as of December 29, 2019	$138,674
Foreign currency translation	(224)
Balance as of March 29, 2020	$138,450

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $2.2 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of March 29, 2020.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income/(expense) and other, net.
As of March 29, 2020, and December 29, 2019, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $20.5 million and $13.4 million, respectively. During the first quarter of 2020, we recorded a $10.1 million gain related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and an $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Condensed Consolidated Statements of Operations.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $3.8 million and $4.3 million in the first quarters of 2020 and 2019, respectively.
Interest income/(expense) and other, net
Interest income/(expense) and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019
Interest expense	$(185)	$(7,059)
Amortization of debt costs and discount on debt	—	(893)
Capitalized interest	—	44
Interest income and other expense, net (1)	14,039	6,605
Total interest income/(expense) and other, net	$13,854	$(1,303)
(1) The three months ended March 29, 2020, include a $10.1 million gain related to a non-marketable equity investment transaction. The three months ended March 31, 2019, include a fair value adjustment of $1.9 million related to the sale of a non-marketable equity security.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 29, 2020, and December 29, 2019, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 29, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$218,316	$230,431
Restricted cash included within other current assets	527	528
Restricted cash included within miscellaneous assets	15,290	16,559
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$234,133	$247,518

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
As of March 29, 2020, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
Severance Costs
We recognized severance costs of $0.4 million and $1.4 million in the first quarters of 2020 and 2019, respectively, related to workforce reductions. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $7.1 million and $8.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of March 29, 2020, and December 29, 2019, respectively. The March 29, 2020, and December 29, 2019, balances include severance liabilities related to the restructuring charge recorded in our Condensed Consolidated Statements of Operations in the third quarter of 2019. We anticipate most of the payments will be made within the next twelve months.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2020, and December 29, 2019:

(In thousands)	March 29, 2020				December 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$90,346	$—	$90,346	$—	$99,126	$—	$99,126	$—
U.S. Treasury securities	67,183	—	67,183	—	43,095	—	43,095	—
U.S. governmental agency securities	29,749	—	29,749	—	37,502	—	37,502	—
Commercial paper	18,779	—	18,779	—	12,561	—	12,561	—
Certificates of deposit	10,601	—	10,601	—	9,501	—	9,501	—
Total short-term AFS securities	$216,658	$—	$216,658	$—	$201,785	$—	$201,785	$—
Long-term AFS securities (1)
Corporate debt securities	$97,445	$—	$97,445	$—	$103,737	$—	$103,737	$—
U.S. Treasury securities	95,577	—	95,577	—	101,438	—	101,438	—
U.S. governmental agency securities	58,904	—	58,904	—	46,521	—	46,521	—
Total long-term AFS securities	$251,926	$—	$251,926	$—	$251,696	$—	$251,696	$—
Liabilities:
Deferred compensation (2)(3)	$16,291	$16,291	$—	$—	$23,702	$23,702	$—	$—

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
(3) The Company invests deferred compensation balance in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $39.2 million as of March 29, 2020, and $46.0 million as of December 29, 2019. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We maintain The New York Times Companies Pension Plan (the “Pension Plan”), a frozen single-employer defined benefit pension plan. The Company also jointly sponsors a defined benefit plan with The NewsGuild of New York known as the Guild-Times Adjustable Pension Plan that continues to accrue active benefits.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 29, 2020			March 31, 2019
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,607	$—	$2,607	$1,278	$—	$1,278
Interest cost	11,742	1,648	13,390	14,709	2,088	16,797
Expected return on plan assets	(17,736)	—	(17,736)	(20,258)	—	(20,258)
Amortization of actuarial loss	5,655	1,521	7,176	4,635	1,094	5,729
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost (1)	$1,782	$3,169	$4,951	$(122)	$3,182	$3,060

(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first quarters of 2020 and 2019, we made pension contributions of $2.1 million and $2.0 million, respectively, to certain qualified pension plans. We expect contributions in 2020 to total approximately $9 million to satisfy funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019
Service cost	$7	$7
Interest cost	256	400
Amortization of actuarial loss	763	844
Amortization of prior service credit	(1,056)	(1,191)
Net periodic postretirement benefit cost/(income) (1)	$(30)	$60

(1) The service cost component of net periodic postretirement benefit cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 10. INCOME TAXES
The Company had income tax expense of $6.0 million and $1.3 million in the first quarters of 2020 and 2019, respectively. The Company’s effective tax rates from continuing operations were 15.5% and 4.1% for the first quarters of 2020 and 2019, respectively. The Company received a tax benefit in both periods from stock price appreciation on stock-based awards that settled in the quarters, resulting in a lower than statutory tax rate.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. We do not expect the tax provisions in the CARES Act to have a material impact on the Company’s consolidated financial statements.
NOTE 11. EARNINGS PER SHARE
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.3 million and 1.5 million as of March 29, 2020 and March 31,

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019, respectively, resulted primarily from the dilutive effect of certain stock options, performance awards and restricted stock units.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.2 million restricted stock units excluded from the computation of diluted earnings per share because they were anti-dilutive in the first quarters of 2020 and 2019, respectively. There were no anti-dilutive stock options or stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the first quarters of 2020 and 2019, respectively.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of March 29, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first three months of 2020. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of March 29, 2020:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized (Loss)/Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2019	$3,438	$(498,986)	$572	$(494,976)
Other comprehensive (loss)/income before reclassifications, before tax	(254)	—	715	461
Amounts reclassified from accumulated other comprehensive loss, before tax	—	6,397	—	6,397
Income tax (benefit)/expense	(68)	1,794	189	1,915
Net current-period other comprehensive (loss)/income, net of tax	(186)	4,603	526	4,943
Balance as of March 29, 2020	$3,252	$(494,383)	$1,098	$(490,033)

The following table summarizes the reclassifications from AOCI for the first quarter of 2020:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,542)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	7,939	Other components of net periodic benefit costs
Total reclassification, before tax(2)	6,397
Income tax expense	1,794	Income tax expense
Total reclassification, net of tax	$4,603
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the first quarter ended March 29, 2020.
NOTE 13. SEGMENT INFORMATION
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
NOTE 14. CONTINGENT LIABILITIES
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
NOTE 15. RECLASSIFICATION
The Company has changed the expense captions on its Condensed Consolidated Statement of Operations effective for the first quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company has reclassified expenses for the prior period in order to present comparable financial results. There is no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. A summary of changes is as follows:
“Production costs” has become “Cost of revenue”:

◦
Cost of revenue contains all costs related to content creation, subscriber and advertiser servicing, and print production and distribution costs as well as infrastructure costs related to delivering digital content, which include all cloud and cloud related costs as well as compensation for employees that enhance and maintain our platforms. This represents a change from previously disclosed production costs, which did not include distribution or subscriber servicing costs. In addition, certain product development costs previously included in production costs have been reclassified to product development.

“Selling, general and administrative” has been split into three lines:

◦	Sales and marketing represents all costs related to the Company’s marketing efforts as well as advertising sales costs.

◦	Product development represents the Company’s investment into developing and enhancing new and existing product technology including engineering, product development, and data insights.

◦	General and administrative includes general management, corporate enterprise technology, building operations and unallocated overhead costs.
In addition, incentive compensation, which was previously wholly included in selling, general and administrative, was reclassified to align with the classification of the related wages across each of the expense captions.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the expenses as previously disclosed to the recast presentation for the quarter ended March 31, 2019, is as follows:

	As Reported March 31, 2019	Reclassification		Recast March 31, 2019
Operating costs
Production costs:
Wages and benefits	$102,908	$(102,908)	(1)(2)	$—
Raw materials	19,838	(19,838)	(1)	—
Other production costs	45,337	(45,337)	(1)(2)	—
Total production costs	168,083	(168,083)	(1)(2)	—
Cost of revenue (excluding depreciation and amortization)	—	239,359	(1)(3)(4)	239,359
Selling, general and administrative costs	221,463	(221,463)	(3)(4)(5)	—
Sales and marketing	—	74,820	(4)(5)	74,820
Product development	—	23,728	(2)(4)(5)	23,728
General and administrative	—	51,639	(4)(5)	51,639
Depreciation and amortization	14,918	—		14,918
Total operating costs	$404,464	$—		$404,464
(1) In the first quarter of 2020, the Company discontinued the use of the production cost caption. These costs, with the exception of product engineering and product design costs, were reclassified to cost of revenue.
(2) Costs related to developing and enhancing new and existing product technology previously included in production costs were reclassified to product development.
(3) Distribution and fulfillment costs and subscriber and advertising servicing related costs previously included in selling, general and administrative were reclassified to cost of revenue.
(4) Incentive Compensation previously included in selling, general and administrative was reclassified to align with the related salaries in each caption.
(5) In the first quarter of 2020, the Company discontinued the use of the selling, general and administrative cost caption. These costs, with the exception of those related to distribution and fulfillment, subscriber and advertising servicing and incentive compensation related to cost of revenue, were reclassified to the new captions: sales and marketing, product development and general and administrative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes our newspaper, print and digital products and related businesses. We have one reportable segment.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from licensing, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), affiliate referrals, commercial printing, television and film (primarily from our television series, “The Weekly”), NYT Live (our live events business) and retail commerce.
Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs or multiemployer pension plan withdrawal costs, and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “Non-Operating Items—Non-GAAP Financial Measurements.”
The Company has changed the expense captions on its Condensed Consolidated Statement of Operations effective for the first quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company has reclassified expenses for the prior period in order to present comparable financial results. There is no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more detail.
Financial Highlights
For the first quarter of 2020, diluted earnings per share from continuing operations were $0.20, compared with $0.18 for the first quarter of 2019. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.17 and $0.20 for the first quarters of 2020 and 2019, respectively.
The Company had an operating profit of $27.3 million in the first quarter of 2020, compared with $34.6 million in the first quarter of 2019. The decrease was principally driven by lower advertising revenues and higher costs, partially offset by higher digital-only subscription and other revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) decreased to $44.3 million in the first quarter of 2020 from $52.4 million in the first quarter of 2019, primarily as a result of the factors identified above.
Total revenues increased 1.0% to $443.6 million in the first quarter of 2020 from $439.1 million in the first quarter of 2019, primarily driven by an increase in other revenue (from our television series, “The Weekly,” and from licensing revenue related to Facebook News), as well as an increase in digital-only subscription revenues, partially offset by a decrease in advertising revenue.
Operating costs increased in the first quarter of 2020 to $416.3 million from $404.5 million in the first quarter of 2019, largely due to higher journalism costs, including growth in the number of newsroom and technology employees and costs related to our television series, “The Weekly,” which was partially offset by lower print production and distribution costs. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the first quarter of 2020 to $399.3 million from $386.7 million in the first quarter of 2019, primarily as a result of the factors identified above.
Impact of COVID-19 Pandemic
The global coronavirus (COVID-19) pandemic, and attempts to contain it, have created significant economic disruption, market volatility and uncertainty. These conditions have affected our business and could continue to do so for the foreseeable future.
Unlike many media companies, which are primarily dependent on advertising, we derive substantial revenue from subscriptions (approximately 60% of total revenues in 2019 and 64% in the first quarter of 2020). We experienced significant growth in the number of subscriptions to our digital news and other products in the first quarter of 2020, which we attribute in part to an extraordinary increase in traffic given the current news environment. However, revenues from the single-copy sales of our print newspaper (which represent less than 10% of our total subscription revenues) have been, and we expect will continue to be, adversely affected as a result of widespread business closures, increases in remote working and reductions in travel.
The worldwide economic slowdown caused by the pandemic also led to a decline in our first-quarter 2020 advertising revenues, and to the extent conditions persist, we expect that our advertising revenues will continue to be adversely affected, including in the second quarter of 2020.
However, our strong balance sheet has enabled us to continue to operate without the liquidity issues being experienced by many other companies. As of March 29, 2020, we had cash, cash equivalents and short- and long-term marketable securities of $686.9 million, and we were debt-free. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months, enabling us to continue hiring in our newsroom, and in product and technology and continue investment in important growth areas.
We have incurred and expect to continue to incur some additional costs in response to the virus. These costs have not been significant to date, but as the pandemic develops we may alter our response and incur additional costs as necessary.
At this time, the complete impact that the COVID-19 pandemic, and the associated economic downturn, will have on our business is uncertain. While we remain confident in our prospects over the longer term, the extent to which the pandemic impacts us will depend on numerous evolving factors and future developments, including the severity of the virus; the duration of the outbreak; the impact of the pandemic on economic activity and the companies with which we do business; governmental, business and other actions; travel restrictions and social distancing measures, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Part II—Item 1A—Risk Factors” for more information.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019	% Change
Revenues
Subscription	$285,434	$270,810	5.4%
Advertising	106,137	125,088	(15.2)%
Other	52,065	43,164	20.6%
Total revenues	443,636	439,062	1.0%
Operating costs
Cost of revenue (excluding depreciation and amortization)	243,672	239,359	1.8%
Sales and marketing	73,796	74,820	(1.4)%
Product development	30,802	23,728	29.8%
General and administrative	52,861	51,639	2.4%
Depreciation and amortization	15,185	14,918	1.8%
Total operating costs	416,316	404,464	2.9%
Operating profit	27,320	34,598	(21.0)%
Other components of net periodic benefit costs	2,314	1,835	26.1%
Interest income/(expense) and other, net	13,854	(1,303)	*
Income from continuing operations before income taxes	38,860	31,460	23.5%
Income tax expense	6,006	1,304	*
Net income	32,854	30,156	8.9%
Net income attributable to The New York Times Company common stockholders	$32,854	$30,156	8.9%
* Represents a change equal to or in excess of 100% or not meaningful

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our print and digital products (which include our news product, as well as our Crossword, Cooking and audio products), and single-copy and bulk sales of our print products (which represent less than 10% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 5.4% in the first quarter of 2020 compared with the same prior-year period, primarily due to year-over-year growth of 39.6% in the number of subscriptions to the Company’s digital subscription products.
Paid digital-only subscriptions totaled approximately 5,001,000 at the end of the first quarter of 2020, a 1,399,000 net increase compared with the end of the first quarter of 2019 and a 587,000 net increase compared with the end of the fourth quarter of 2019. This significant growth in the first quarter is attributed in part to an extraordinary increase in traffic given the current news environment, as well as the digital access model that we launched last year, which requires users to register and log in to access most of our content.
Digital-only news product subscriptions totaled approximately 3,897,000 at the end of the first quarter of 2020, a 1,040,000 net increase compared with the end of the first quarter of 2019 and a 468,000 increase compared with the end of the fourth quarter of 2019. Other product subscriptions (which include our Crossword and Cooking products and new audio product described below) totaled approximately 1,104,000 at the end of the first quarter of 2020, a 359,000 increase compared with the end of the first quarter of 2019 and a 119,000 increase compared with the end of the fourth quarter of 2019.
During the first quarter of 2020, we acquired Listen In Audio, Inc., a company that transforms journalism articles into audio that is made available in a subscription-based product named “Audm.” In addition to the 359,000 and 119,000 net additions noted above to the Company’s other digital-only products, as a result of the acquisition, approximately 20,000 of the product’s subscriptions at the time of acquisition were included in the Company’s 5,001,000 paid digital-only subscriptions. A de minimis number of audio net subscription additions, which enrolled in the product subsequent to the Company’s acquisition, were included in 359,000 and 119,000 net additions noted above to the Company’s other digital-only products.
The following table summarizes print and digital subscription revenues for the first quarters of 2020 and 2019:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019	% Change
Print subscription revenues	$155,424	$160,951	(3.4)%
Digital-only subscription revenues:
News product subscription revenues(1)	118,958	102,346	16.2%
Other product subscription revenues(2)	11,052	7,513	47.1%
Subtotal digital-only subscription revenues	130,010	109,859	18.3%
Total subscription revenues	$285,434	$270,810	5.4%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Crossword, Cooking and audio products.

The following table summarizes digital-only subscriptions as of the end of the first quarters of 2020 and 2019:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019	% Change
Print subscriptions	840	904	(7.1)%
Digital-only subscriptions:
News product subscriptions(1)	3,897	2,857	36.4%
Other product subscriptions(2)	1,104	726	52.1%
Subtotal digital-only subscriptions	5,001	3,583	39.6%
Total subscriptions	5,841	4,487	30.2%
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Crossword, Cooking and audio products. During the quarter, the Company acquired a subscription-based audio product. As a result of the acquisition, approximately 20,000 of the product’s subscriptions at the time of acquisition, and a de minimis amount which enrolled in the product subsequent to the Company’s acquisition were included in the Company’s digital-only other product subscriptions starting in the first quarter of 2020.

Advertising Revenues
Advertising revenues are primarily derived from offerings sold directly to marketers by our advertising sales teams. A significantly smaller and diminishing proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Display advertising revenue is principally from advertisers promoting products, services or brands in print in the form of column-inch ads, and on our digital platforms in the form of banners and video in websites, mobile applications and emails. Display advertising includes advertisements that direct viewers to branded content on our platforms. Other print advertising primarily represents classified advertising revenue, including line-ads sold in the major categories of real estate, help wanted, automotive and other as well as revenue from preprinted advertising, also known as free-standing inserts. Other digital advertising revenue primarily includes creative services fees, including those associated with our branded content studio; advertising revenue from our podcasts; and advertising revenue generated by Wirecutter, our product review and recommendation website.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	March 29, 2020			March 31, 2019			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$48,159	$39,894	$88,053	$62,342	$42,112	$104,454	(22.8)%	(5.3)%	(15.7)%
Other	6,820	11,264	18,084	7,203	13,431	20,634	(5.3)%	(16.1)%	(12.4)%
Total advertising	$54,979	$51,158	$106,137	$69,545	$55,543	$125,088	(20.9)%	(7.9)%	(15.2)%
Print advertising revenues, which represented 51.8% of total advertising revenues for the first quarter of 2020, declined 20.9% to $55.0 million in the first quarter of 2020 compared with $69.5 million in the same prior-year period. The decline in print advertising revenues in the first quarter of 2020 compared with the same period in the prior year was driven by a lower demand as the COVID-19 pandemic further accelerated secular trends. The decline in display advertising revenue in the first quarter of 2020 was primarily in the luxury, media, entertainment and financial services categories.
Digital advertising revenues, which represented 48.2% of total advertising revenues for the first quarter of 2020, declined 7.9% to $51.2 million in the first quarter of 2020 compared with $55.5 million in the same prior-year period. The decrease in digital advertising revenue for the first quarter of 2020 compared with the same period in the prior year primarily reflects strong comparisons in the prior year, as well as lower demand for direct-sold advertising as a result of the COVID-19 pandemic.
Other Revenues
Other revenues primarily consist of revenues from licensing, the leasing of floors in our Company Headquarters, affiliate referrals, commercial printing, television and film (primarily from “The Weekly”), NYT Live and retail commerce. Building rental revenue consists of revenue from the lease of floors in our Company Headquarters, which totaled $8.0 million in the first quarters of 2020 and 2019, respectively.
Other revenues increased 20.6% in the first quarter of 2020, compared with the same prior-year period, primarily as a result of revenue earned from “The Weekly,” as well as from licensing revenue related to Facebook News.
Operating Costs
As noted above, the Company has changed the Operating costs captions on its Condensed Consolidated Statement of Operations. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more detail.
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$243,672	$239,359	1.8%
Sales and marketing	73,796	74,820	(1.4)%
Product development	30,802	23,728	29.8%
General and administrative	52,861	51,639	2.4%
Depreciation and amortization	15,185	14,918	1.8%
Total operating costs	$416,316	$404,464	2.9%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution costs as well as infrastructure costs related to delivering digital content, which include all cloud and cloud related costs as well as compensation for employees that enhance and maintain our platforms.
Cost of revenue increased in the first quarter of 2020 by $4.3 million compared with the first quarter of 2019, primarily driven by a $13.8 million increase in journalism costs and $1.3 million increase in subscription and advertiser servicing costs, partially offset by a $10.8 million decrease in print production and distribution costs. The increase in journalism costs was largely due to growth in the number of newsroom and technology employees, as well as costs related to “The Weekly.” The increase in subscription and advertising servicing costs was due to higher costs related to distributing digital content, partially offset by lower live events business costs. The decrease in print production and distribution costs was primarily due to lower distribution costs and newsprint pricing, as well as copy declines.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
Sales and marketing costs in the first quarter of 2020 decreased by $1.0 million compared with the first quarter of 2019, primarily driven by a decrease in variable compensation related to advertising.
Media expenses, a component of sales and marketing costs, which represents the cost to promote our subscription business, increased to $45.4 million in the first quarter of 2020 from $44.8 million in the first quarter of 2019.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology including engineering, product development, and data insights.
Product development costs in the first quarter of 2020 increased by $7.1 million compared with the first quarter of 2019, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives.
General and Administrative Costs
General and administrative costs includes general management, corporate enterprise technology, building operations and unallocated overhead costs.

General and administrative costs in the first quarter of 2020 increased by $1.2 million compared with the first quarter of 2019, primarily driven by an increase in outside services, as well as costs incurred in connection with expansion of our office space.
Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2020 remained relatively flat compared with the same prior-year period.
Other Items
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items.
NON-OPERATING ITEMS
Other Components of Net Periodic Benefit Costs
See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding other components of net periodic benefit costs.
Interest Income/(expense) and other, net
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding interest income/(expense) and other, net.
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
The special item in 2020 consisted of:

•
a $10.1 million gain ($7.4 million after tax or $.06 per share) related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and an $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Condensed Consolidated Statements of Operations.

There were no special items in 2019.
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

	For the Quarters Ended
	March 29, 2020	March 31, 2019	% Change
Diluted earnings per share from continuing operations	$0.20	$0.18	11.1%
Add:
Severance	—	0.01	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—
Other components of net periodic benefit costs	0.01	0.01	—
Special item:
Gain from non-marketable equity security	(0.06)	—	*
Income tax expense of adjustments	0.01	(0.01)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.17	$0.20	(15.0)%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019	% Change
Operating profit	$27,320	$34,598	(21.0)%
Add:
Depreciation & amortization	15,185	14,918	1.8%
Severance	370	1,403	(73.6)%
Multiemployer pension plan withdrawal costs	1,423	1,450	(1.9)%
Adjusted operating profit	$44,298	$52,369	(15.4)%
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended
(In thousands)	March 29, 2020	March 31, 2019	% Change
Operating costs	$416,316	$404,464	2.9%
Less:
Depreciation & amortization	15,185	14,918	1.8%
Severance	370	1,403	(73.6)%
Multiemployer pension plan withdrawal costs	1,423	1,450	(1.9)%
Adjusted operating costs	$399,338	$386,693	3.3%

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. Although there is uncertainty related to the anticipated effect of the COVID-19 pandemic on our business (see “—Executive Overview— Impact of COVID-19 Pandemic” and “Part II—Item 1A—Risk Factors”), given the strength of our balance sheet, we do not expect the pandemic to materially impact our liquidity position. As of March 29, 2020, we had cash, cash equivalents and short- and long-term marketable securities of $686.9 million. Our cash and investment balances have increased since the end of 2019, primarily due to cash proceeds from operating activities and proceeds from sale of investments, partially offset by capital expenditures, share based compensation tax withholding, costs associated with the acquisition of a business and dividend payments.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Three Months Ended
(In thousands)	March 29, 2020	March 31, 2019	% Change
Operating activities	$38,851	$25,184	54.3%
Investing activities	$(33,423)	$(12,980)	*
Financing activities	$(18,845)	$(19,150)	(1.6)%
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in the first quarter of 2020 compared with the same prior-year period due to higher cash collections from customers, lower other receivable and higher cash received from subscriptions, partially offset by higher cash payments made to settle accounts payable, accrued payroll and other liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2020 was primarily related to $15.2 million in capital expenditures payments, $14.8 million in net purchases of marketable securities, and $8.1 million cash outflow for the acquisition of a business.
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
Net cash used in financing activities in the first quarter of 2020 was primarily related to stock-based compensation tax withholding payments of $11.4 million and dividend payments of $8.3 million.

Restricted Cash
We were required to maintain $15.8 million of restricted cash as of March 29, 2020, and $17.1 million as of December 29, 2019, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $12 million and $11 million in the first quarter of 2020 and 2019, respectively. The increase in capital expenditures was primarily driven by higher expenditures in the first quarter of 2020 related to the build-out of additional office space in Long Island City, N.Y. The cash payments related to capital expenditures totaled approximately $15 million and $10 million in the first quarter of 2020 and 2019, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of March 29, 2020, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 29, 2020, our critical accounting policies have not changed from December 29, 2019.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019. As of March 29, 2020, our contractual obligations and off-balance sheet arrangements have not changed materially from December 29, 2019.
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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described under the heading “Part II-Item 1A-Risk Factors” in this report, in our Annual Report on Form 10-K for the year ended December 29, 2019, as well as other risks and factors identified from time to time in our SEC filings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 29, 2019, details our disclosures about market risk. As of March 29, 2020, there were no material changes in our market risks from December 29, 2019.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 29, 2020. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced a material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continuing to monitor and evaluate the situation to minimize any impact of the pandemic on the design and operating effectiveness of our internal control over financial reporting.

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
Item 1A. Risk Factors
The following represents a material change in our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2019.
The global coronavirus (COVID-19) pandemic will continue to affect our industry, business and results of operations.
The global coronavirus (COVID-19) pandemic and attempts to contain it have created significant economic disruption, market volatility and uncertainty. As with many companies, the pandemic has disrupted our business and could continue to do so for the foreseeable future.
We derive substantial revenues from the sale of advertising (approximately 29% of our total revenues in 2019). Advertising spending is sensitive to overall economic conditions, and our advertising revenues are adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. The worldwide economic slowdown caused by the outbreak and spread of COVID-19 has materially affected our advertising revenues, and if these conditions were to persist for an extended period of time, our advertising revenues would continue to be adversely affected. Likewise, if social distancing measures continue, our revenues from live events and related services would continue to be adversely affected. It is possible that these revenues will not return to pre-pandemic levels once economic conditions improve.
We derive the majority of our revenues from the sale of subscriptions (approximately 60% of our total revenues in 2019). Although we have experienced significant growth in the number of subscriptions to our digital news and other products in the first quarter of 2020, this growth rate has been driven in part by an extraordinary increase in traffic given the current news environment, and may not be sustainable or indicative of results for future periods. In addition, the recent growth may reflect in part the shifting forward of growth that we would have otherwise seen in subsequent periods. Accordingly, growth in our subscriptions may slow due to slower acquisition and/or higher cancellations as the pandemic subsides and government and other restrictions are relaxed. Furthermore, to the extent that a prolonged weakening of global economic conditions leads consumers to reduce spending on discretionary activities, subscribers may increasingly shift to lower-priced subscription options or may forgo subscriptions altogether. In light of these factors, our ability to obtain new subscribers or to retain subscribers at their current or higher pricing levels could be hindered, reducing our subscription revenue. In addition, with reductions in travel and increases in those working from home, our revenues from the single-copy sales of our print newspaper (which, in 2019, represented less than 10% of our total subscription revenues) have significantly decreased.
In response to public health recommendations, government mandates and other concerns, we have altered certain aspects of our operations, including having the vast majority of our workforce work remotely. An extended period of remote work arrangements could introduce operational risk (including cybersecurity risk), result in a decline in productivity or otherwise negatively affect our ability to manage the business. In addition, if a significant portion of our workforce is unable to work, including because of illness, travel or government restrictions in connection with COVID-19 or shortages of necessary personal protective equipment, our operations may be negatively impacted. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required or that we determine are appropriate. We have enhanced certain employee benefits, and we expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.
The Times is printed at our production and distribution facility in College Point, N.Y., as well as under contract at remote print sites across the United States and throughout the world. While our College Point employees are currently exempted from “stay-at-home” mandates, if this designation were to change or if a significant percentage of our College Point employees were unable to work, our ability to print and distribute the newspaper and other commercial print products in the New York area could be negatively affected. To the extent our newsprint suppliers or print and distribution partners are affected by government “stay-at-home” mandates or recommendations, financial pressures, labor shortages or other circumstances relating to COVID-19 that lead to reduced operations or consolidations or closures of print sites and/or distribution routes, this could lead to an increase in costs to print and distribute our newspapers and/or a decrease in revenues if printing and distribution are disrupted. Some of our print and distribution partners have taken steps to reduce the frequency with which newspapers are printed and distributed, and additional partners may take similar steps. Significant disruptions to operations at our College Point production and distribution facility or at our newsprint suppliers or print and distribution partners could adversely affect our operating results.
It is also possible that the COVID-19 pandemic may accelerate or worsen the other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the severity of the virus; the duration of the outbreak; the impact of the pandemic on economic activity and the companies with which we do business; governmental, business and other actions; travel restrictions and social distancing measures, among many other factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
In 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of March 29, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first quarter of 2020. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

Item 6. Exhibits

Exhibit No.

10.1	The New York Times Company 2020 Incentive Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 22, 2020, and incorporated by reference herein).

10.2	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s 2020 Incentive Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 7, 2020	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)