Form 10-Q
period 2020-06-28
NEW YORK TIMES CO
filed 2020-08-06
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of July 31, 2020 (exclusive of treasury shares):

Class A Common Stock	165,953,189	shares
Class B Common Stock	801,884	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 28, 2020 (unaudited) and December 29, 2019	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 28, 2020 and June 30, 2019	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 28, 2020 and June 30, 2019	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and six months ended June 28, 2020 and June 30, 2019	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 28, 2020 and June 30, 2019	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures about Market Risk	36
Item	4	Controls and Procedures	37

PART II		Other Information	38
Item	1	Legal Proceedings	38
Item	1A	Risk Factors	38
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item	6	Exhibits	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 28, 2020	December 29, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$249,312	$230,431
Short-term marketable securities	240,400	201,785
Accounts receivable (net of allowances of $13,646 in 2020 and $14,358 in 2019)	122,092	213,402
Prepaid expenses	28,382	29,089
Other current assets	42,331	42,124
Total current assets	682,517	716,831
Other assets
Long-term marketable securities	266,946	251,696
Property, plant and equipment (less accumulated depreciation and amortization of $978,828 in 2020 and $950,881 in 2019)	611,998	627,121
Goodwill	144,767	138,674
Deferred income taxes	111,355	115,229
Miscellaneous assets	240,774	239,587
Total assets	$2,058,357	$2,089,138
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 28, 2020	December 29, 2019
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$70,692	$116,571
Accrued payroll and other related liabilities	66,004	108,865
Unexpired subscriptions revenue	99,674	88,419
Accrued expenses and other	134,742	123,840
Total current liabilities	371,112	437,695
Other liabilities
Pension benefits obligation	294,470	313,655
Postretirement benefits obligation	35,935	37,688
Other	125,809	126,237
Total other liabilities	456,214	477,580
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2020 – 174,820,777; 2019 – 174,242,668 (including treasury shares: 2020 – 8,870,801; 2019 – 8,870,801)	17,482	17,424
Class B – convertible – authorized and issued shares: 2020 – 803,404; 2019 – 803,404	80	80
Additional paid-in capital	205,618	208,028
Retained earnings	1,659,158	1,612,658
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	3,706	3,438
Funded status of benefit plans	(489,748)	(498,986)
Net unrealized gain on available-for-sale securities	4,086	572
Total accumulated other comprehensive loss, net of income taxes	(481,956)	(494,976)
Total New York Times Company stockholders’ equity	1,229,171	1,172,003
Noncontrolling interest	1,860	1,860
Total stockholders’ equity	1,231,031	1,173,863
Total liabilities and stockholders’ equity	$2,058,357	$2,089,138
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(13 weeks)		(26 weeks)
Revenues
Subscription	$293,189	$270,456	$578,623	$541,266
Advertising	67,760	120,761	173,897	245,849
Other	42,801	45,041	94,866	88,205
Total revenues	403,750	436,258	847,386	875,320
Operating costs
Cost of revenue (excluding depreciation and amortization)	230,147	245,195	473,819	484,554
Sales and marketing	39,617	62,289	113,413	137,109
Product development	30,737	25,261	61,539	48,989
General and administrative	58,812	50,400	111,673	102,039
Depreciation and amortization	15,631	15,180	30,816	30,098
Total operating costs	374,944	398,325	791,260	802,789
Operating profit	28,806	37,933	56,126	72,531
Other components of net periodic benefit costs	2,149	1,833	4,463	3,668
Interest income/(expense) and other, net	2,786	(1,514)	16,640	(2,817)
Income from continuing operations before income taxes	29,443	34,586	68,303	66,046
Income tax expense	5,781	9,415	11,787	10,719
Net income	23,662	25,171	56,516	55,327
Net income attributable to The New York Times Company common stockholders	$23,662	$25,171	$56,516	$55,327
Average number of common shares outstanding:
Basic	166,869	166,152	166,725	165,915
Diluted	168,083	167,549	167,968	167,322
Basic earnings per share attributable to The New York Times Company common stockholders	$0.14	$0.15	$0.34	$0.33
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.14	$0.15	$0.34	$0.33
Dividends declared per share	$—	$0.05	$0.06	$0.10
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(13 weeks)		(26 weeks)
Net income	$23,662	$25,171	$56,516	$55,327
Other comprehensive income, before tax:
Income/(loss) on foreign currency translation adjustments	619	1,522	365	(127)
Pension and postretirement benefits obligation	6,231	4,896	12,628	9,792
Net unrealized gain on available-for-sale securities	4,075	1,415	4,790	3,489
Other comprehensive income, before tax	10,925	7,833	17,783	13,154
Income tax expense	2,848	2,015	4,763	3,414
Other comprehensive income, net of tax	8,077	5,818	13,020	9,740
Comprehensive income attributable to The New York Times Company common stockholders	$31,739	$30,989	$69,536	$65,067
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 28, 2020 and June 30, 2019
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, March 31, 2019	$17,482	$197,626	$1,527,859	$(171,211)	$(513,802)	$1,057,954	$1,860	$1,059,814
Net income	—	—	25,171	—	—	25,171	—	25,171
Dividends	—	—	(8,336)	—	—	(8,336)	—	(8,336)
Other comprehensive income	—	—	—	—	5,818	5,818	—	5,818
Issuance of shares:
Restricted stock units vested – 59,967 Class A shares	6	(279)	—	—	—	(273)	—	(273)
Stock-based compensation	—	3,009	—	—	—	3,009	—	3,009
Balance, June 30, 2019	$17,488	$200,356	$1,544,694	$(171,211)	$(507,984)	$1,083,343	$1,860	$1,085,203

Balance, March 29, 2020	$17,552	$199,933	$1,635,473	$(171,211)	$(490,033)	$1,191,714	$1,860	$1,193,574
Net income	—	—	23,662	—	—	23,662	—	23,662
Dividends	—	—	23	—	—	23	—	23
Other comprehensive income	—	—	—	—	8,077	8,077	—	8,077
Issuance of shares:
Stock options – 90,735 Class A shares	9	933	—	—	—	942	—	942
Restricted stock units vested – 6,516 Class A shares	1	(275)	—	—	—	(274)	—	(274)
Stock-based compensation	—	5,027	—	—	—	5,027	—	5,027
Balance, June 28, 2020	$17,562	$205,618	$1,659,158	$(171,211)	$(481,956)	$1,229,171	$1,860	$1,231,031

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 28, 2020 and June 30, 2019
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
Net income	—	—	55,327	—	—	55,327	—	55,327
Dividends	—	—	(16,637)	—	—	(16,637)	—	(16,637)
Other comprehensive income	—	—	—	—	9,740	9,740	—	9,740
Issuance of shares:
Stock options – 279,510 Class A shares	28	2,937	—	—	—	2,965	—	2,965
Restricted stock units vested – 221,087 Class A shares	22	(3,747)	—	—	—	(3,725)	—	(3,725)
Performance-based awards – 418,491 Class A shares	42	(11,966)	—	—	—	(11,924)	—	(11,924)
Stock-based compensation	—	6,816	—	—	—	6,816	—	6,816
Balance, June 30, 2019	$17,488	$200,356	$1,544,694	$(171,211)	$(507,984)	$1,083,343	$1,860	$1,085,203

Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
Net income	—	—	56,516	—	—	56,516	—	56,516
Dividends	—	—	(10,016)	—	—	(10,016)	—	(10,016)
Other comprehensive income	—	—	—	—	13,020	13,020	—	13,020
Issuance of shares:
Stock options – 179,510 Class A shares	18	1,855	—	—	—	1,873	—	1,873
Restricted stock units vested – 141,501 Class A shares	14	(3,897)	—	—	—	(3,883)	—	(3,883)
Performance-based awards – 257,098 Class A shares	26	(7,850)	—	—	—	(7,824)	—	(7,824)
Stock-based compensation	—	7,482	—	—	—	7,482	—	7,482
Balance, June 28, 2020	$17,562	$205,618	$1,659,158	$(171,211)	$(481,956)	$1,229,171	$1,860	$1,231,031

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 28, 2020	June 30, 2019
	(26 weeks)
Cash flows from operating activities
Net income	$56,516	$55,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,816	30,098
Amortization of right of use asset	4,645	3,520
Stock-based compensation expense	7,482	6,826
Deferred income taxes	(1,209)	—
Gain on non-marketable equity investment	(10,074)	(1,886)
Long-term retirement benefit obligations	(8,524)	(11,574)
Fair market value adjustment on life insurance products	170	(2,048)
Other-net	1,514	(7,801)
Changes in operating assets and liabilities:
Accounts receivable-net	91,310	59,673
Other assets	(1,292)	(14,555)
Accounts payable, accrued payroll and other liabilities	(64,019)	(57,217)
Unexpired subscriptions	11,255	3,637
Net cash provided by operating activities	118,590	64,000
Cash flows from investing activities
Purchases of marketable securities	(278,773)	(225,765)
Maturities of marketable securities	228,938	223,327
Business acquisitions	(8,055)	—
Proceeds from sale of investments – net	4,074	110
Capital expenditures	(21,510)	(23,065)
Other-net	2,388	1,872
Net cash used in investing activities	(72,938)	(23,521)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and finance lease obligations	—	(230)
Dividends paid	(18,359)	(14,936)
Capital shares:
Proceeds from stock option exercises	1,873	2,965
Share-based compensation tax withholding	(11,706)	(15,649)
Net cash used in financing activities	(28,192)	(27,850)
Net increase in cash, cash equivalents and restricted cash	17,460	12,629
Effect of exchange rate changes on cash	162	305
Cash, cash equivalents and restricted cash at the beginning of the period	247,518	259,799
Cash, cash equivalents and restricted cash at the end of the period	$265,140	$272,733

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 28, 2020 and December 29, 2019, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended June 28, 2020, and June 30, 2019. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 29, 2019. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks and 26 weeks for the second quarter and six months, respectively.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
Reclassification
The Company has changed the expense captions on its Condensed Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company has reclassified expenses for the prior period in order to present comparable financial results. There is no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. See Note 15 for more detail.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of June 28, 2020, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019, have not changed materially.

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
Simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We do not expect this guidance to have a material impact on our consolidated financial statements.

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
Other revenues primarily consist of revenues from licensing, affiliate referrals from Wirecutter, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), commercial printing, television and film, retail commerce and NYT Live (our live events business).
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 28, 2020	As % of total	June 30, 2019	As % of total	June 28, 2020	As % of total	June 30, 2019	As % of total
Subscription	$293,189	72.6%	$270,456	62.0%	$578,623	68.3%	$541,266	61.8%
Advertising	67,760	16.8%	120,761	27.7%	173,897	20.5%	245,849	28.1%
Other (1)	42,801	10.6%	45,041	10.3%	94,866	11.2%	88,205	10.1%
Total	$403,750	100.0%	$436,258	100.0%	$847,386	100.0%	$875,320	100.0%

(1) Other revenue includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million for the second quarters of 2020 and 2019, respectively, and approximately $15 million for the first six months of 2020 and 2019, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes print and digital subscription revenues, which are components of subscription revenues above, for the second quarters and first six months ended June 28, 2020, and June 30, 2019:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Print subscription revenues:
Domestic home delivery subscription revenues(1)	$132,971	$133,038	$266,708	$268,241
Single copy, NYT International and other subscription revenues(2)	14,234	24,783	35,921	50,531
Subtotal print subscription revenues	147,205	157,821	302,629	318,772
Digital-only subscription revenues:
News product subscription revenues(3)	132,922	104,430	251,880	206,776
Other product subscription revenues(4)	13,062	8,205	24,114	15,718
Subtotal digital-only subscriptions	145,984	112,635	275,994	222,494
Total subscription revenues	$293,189	$270,456	$578,623	$541,266
(1) Includes free access to some or all of the Company’s digital products.
(2) NYT International is the international edition of our print newspaper.
(3) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(4) Includes revenues from standalone subscriptions to the Company’s Crossword, Cooking and audio products.

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	June 28, 2020			June 30, 2019
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$21,460	$30,466	$51,926	$55,859	$42,833	$98,692
Other	6,769	9,065	15,834	6,876	15,193	22,069
Total advertising	$28,229	$39,531	$67,760	$62,735	$58,026	$120,761

	For the Six Months Ended
	June 28, 2020			June 30, 2019
(In thousands)	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$69,619	$70,360	$139,979	$118,201	$84,945	$203,146
Other	13,589	20,329	33,918	14,079	28,624	42,703
Total advertising	$83,208	$90,689	$173,897	$132,280	$113,569	$245,849

Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of June 28, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $138 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $26 million, $45 million and $67 million will be recognized in the remainder of 2020, 2021 and thereafter, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Assets
As of June 28, 2020, and December 29, 2019, the Company had $2.6 million and $3.4 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The decrease in the contract assets balance of $0.8 million for the six months ended June 28, 2020, is due to consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the period ended June 28, 2020.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $5.6 million and $0.8 million of net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of June 28, 2020, and December 29, 2019, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of June 28, 2020, and December 29, 2019:

	June 28, 2020
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$105,615	$669	$(13)	$106,271
U.S. Treasury securities	78,826	179	(1)	79,004
U.S. governmental agency securities	35,965	180	(1)	36,144
Commercial paper	15,981	—	—	15,981
Certificates of deposit	3,000	—	—	3,000
Total short-term AFS securities	$239,387	$1,028	$(15)	$240,400
Long-term AFS securities
Corporate debt securities	$114,618	$1,751	$(28)	$116,341
U.S. Treasury securities	92,680	2,714	—	95,394
U.S. governmental agency securities	55,089	125	(3)	55,211
Total long-term AFS securities	$262,387	$4,590	$(31)	$266,946

	December 29, 2019
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$98,864	$271	$(9)	$99,126
U.S. Treasury securities	43,098	8	(11)	43,095
U.S. governmental agency securities	37,471	35	(4)	37,502
Commercial paper	12,561	—	—	12,561
Certificates of deposit	9,501	—	—	9,501
Total short-term AFS securities	$201,495	$314	$(24)	$201,785
Long-term AFS securities
Corporate debt securities	$103,149	$617	$(29)	$103,737
U.S. Treasury securities	101,457	84	(103)	101,438
U.S. governmental agency securities	46,600	5	(84)	46,521
Total long-term AFS securities	$251,206	$706	$(216)	$251,696

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent the AFS securities as of June 28, 2020, and December 29, 2019, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 28, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$22,721	$(13)	$—	$—	$22,721	$(13)
U.S. Treasury securities	14,496	(1)	—	—	14,496	(1)
U.S. governmental agency securities	9,999	(1)	—	—	9,999	(1)
Total short-term AFS securities	$47,216	$(15)	$—	$—	$47,216	$(15)
Long-term AFS securities
Corporate debt securities	$17,542	$(28)	$—	$—	$17,542	$(28)
U.S. governmental agency securities	8,747	(3)	—	—	8,747	(3)
Total long-term AFS securities	$26,289	$(31)	$—	$—	$26,289	$(31)

	December 29, 2019
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$20,975	$(6)	$8,251	$(3)	$29,226	$(9)
U.S. Treasury securities	13,296	(3)	11,147	(8)	24,443	(11)
U.S. governmental agency securities	—	—	15,000	(4)	15,000	(4)
Total short-term AFS securities	$34,271	$(9)	$34,398	$(15)	$68,669	$(24)
Long-term AFS securities
Corporate debt securities	$35,891	$(25)	$4,502	$(4)	$40,393	$(29)
U.S. Treasury securities	60,935	(103)	—	—	60,935	(103)
U.S. governmental agency securities	34,167	(84)	—	—	34,167	(84)
Total long-term AFS securities	$130,993	$(212)	$4,502	$(4)	$135,495	$(216)

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
As of June 28, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of June 28, 2020, we have recognized no losses or allowance for credit losses related to AFS securities.
As of June 28, 2020, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 36 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
During the first quarter of 2020, the Company acquired Listen In Audio, Inc., a company that transforms journalism articles into audio that is made available in a subscription-based product named “Audm,” in an all-cash transaction. We paid $8.6 million (comprised of $8.0 million cash payment and $0.6 million note receivable previously issued by the Company, which was canceled at the close of the transaction) and entered into agreements that will likely require retention payments over the three years following the acquisition. The Company allocated the purchase price for this acquisition based on the final valuation of assets acquired and liabilities assumed, resulting in allocations primarily to goodwill and intangibles as of June 28, 2020. The carrying amount of the intangible asset of $2.7 million related to this acquisition has been included in Miscellaneous Assets in our Condensed Consolidated Balance Sheets. The estimated useful life for this asset is 8 years and it is amortized on a straight-line basis.
The changes in the carrying amount of goodwill as of June 28, 2020, and since December 29, 2019, were as follows:

(In thousands)	Total Company
Balance as of December 29, 2019	$138,674
Business acquisition	5,818
Foreign currency translation	275
Balance as of June 28, 2020	$144,767

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $4.5 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of June 28, 2020.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income/(expense) and other, net.
As of June 28, 2020, and December 29, 2019, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $19.3 million and $13.4 million, respectively. During the first six months of 2020, we recorded a $10.1 million gain related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $3.9 million and $4.4 million in the second quarters of 2020 and 2019, respectively, and $7.7 million and $8.7 million in the first six months of 2020 and 2019, respectively,
Interest income/(expense) and other, net
Interest income/(expense) and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Interest expense	$(189)	$(7,137)	$(381)	$(14,196)
Amortization of debt costs and discount on debt	—	205	—	(688)
Capitalized interest	10	8	17	52
Interest income and other expense, net (1)	2,965	5,410	17,004	12,015
Total interest income/(expense) and other, net	$2,786	$(1,514)	$16,640	$(2,817)
(1) The six months ended June 28, 2020, include a $10.1 million gain related to a non-marketable equity investment transaction. The six months ended June 30, 2019, include a fair value adjustment of $1.9 million related to the sale of a non-marketable equity security.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 28, 2020, and December 29, 2019, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 28, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$249,312	$230,431
Restricted cash included within other current assets	531	528
Restricted cash included within miscellaneous assets	15,297	16,559
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$265,140	$247,518

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
As of June 28, 2020, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
Severance Costs
We recognized severance costs of $6.3 million and $0.7 million in the second quarters of 2020 and 2019, respectively, and $6.7 million and $2.1 million in the first six months of 2020 and 2019, respectively. Severance costs recognized in 2020 were largely related to workforce reductions primarily affecting our advertising department. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $12.0 million and $8.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of June 28, 2020, and December 29, 2019, respectively. We anticipate most of the payments will be made within the next twelve months.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2020, and December 29, 2019:

(In thousands)	June 28, 2020				December 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$106,271	$—	$106,271	$—	$99,126	$—	$99,126	$—
U.S. Treasury securities	79,004	—	79,004	—	43,095	—	43,095	—
U.S. governmental agency securities	36,144	—	36,144	—	37,502	—	37,502	—
Commercial paper	15,981	—	15,981	—	12,561	—	12,561	—
Certificates of deposit	3,000	—	3,000	—	9,501	—	9,501	—
Total short-term AFS securities	$240,400	$—	$240,400	$—	$201,785	$—	$201,785	$—
Long-term AFS securities (1)
Corporate debt securities	$116,341	$—	$116,341	$—	$103,737	$—	$103,737	$—
U.S. Treasury securities	95,394	—	95,394	—	101,438	—	101,438	—
U.S. governmental agency securities	55,211	—	55,211	—	46,521	—	46,521	—
Total long-term AFS securities	$266,946	$—	$266,946	$—	$251,696	$—	$251,696	$—
Liabilities:
Deferred compensation (2)(3)	$18,871	$18,871	$—	$—	$23,702	$23,702	$—	$—

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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $45.1 million as of June 28, 2020, and $46.0 million as of December 29, 2019. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	June 28, 2020			June 30, 2019
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,607	$—	$2,607	$1,279	$—	$1,279
Interest cost	11,742	1,649	13,391	14,708	2,088	16,796
Expected return on plan assets	(17,745)	—	(17,745)	(20,259)	—	(20,259)
Amortization of actuarial loss	5,655	1,522	7,177	4,635	1,094	5,729
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost/(income) (1)	$1,773	$3,171	$4,944	$(123)	$3,182	$3,059

	For the Six Months Ended
	June 28, 2020			June 30, 2019
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,214	$—	$5,214	$2,557	$—	$2,557
Interest cost	23,484	3,297	26,781	29,417	4,176	33,593
Expected return on plan assets	(35,481)	—	(35,481)	(40,517)	—	(40,517)
Amortization of actuarial loss	11,310	3,043	14,353	9,270	2,188	11,458
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension cost/(income) (1)	$3,555	$6,340	$9,895	$(245)	$6,364	$6,119
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first six months of 2020 and 2019, we made pension contributions of $4.6 million and $4.3 million, respectively, to the APP. We expect contributions in 2020 to total approximately $9 million to satisfy funding requirements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Postretirement Benefits
The components of net periodic postretirement benefit (income)/cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$7	$7	$14	$14
Interest cost	257	400	513	800
Amortization of actuarial loss	763	844	1,526	1,688
Amortization of prior service credit	(1,223)	(1,191)	(2,279)	(2,382)
Net periodic postretirement benefit (income)/cost (1)	$(196)	$60	$(226)	$120

(1) The service cost component of net periodic postretirement benefit cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 10. INCOME TAXES
The Company had income tax expense of $5.8 million and $11.8 million in the second quarter and first six months of 2020, respectively. The Company had income tax expense of $9.4 million and $10.7 million in the second quarter and first six months of 2019, respectively. The Company’s effective tax rates from continuing operations were 19.6% and 17.3% for the second quarter and first six months of 2020, respectively. The Company’s effective tax rates from continuing operations were 27.2% and 16.2% for the second quarter and first six months of 2019, respectively. The Company received a tax benefit in the second quarter of 2020 from a reduction in the Company’s reserve for uncertain tax positions, and in the first quarters of both 2020 and 2019 from stock price appreciation on stock-based awards that settled in the quarter, resulting in lower than statutory tax rates in the second quarter of 2020 and in the first six months of 2020 and 2019.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.2 million in the second quarter and first six months of 2020 and 1.4 million in the second quarter and first six months of 2019, resulted primarily from the dilutive effect of certain stock options, performance awards and restricted stock units.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.2 million restricted stock units excluded from the computation of diluted earnings per share because they were anti-dilutive in the first six months of 2020, and no anti-dilutive stock options or stock-settled long-term performance awards excluded in the same period. There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the first six months of 2019 or in the second quarters of 2020 and 2019, respectively.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of June 28, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first six months of 2020. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of June 28, 2020:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2019	$3,438	$(498,986)	$572	$(494,976)
Other comprehensive income before reclassifications, before tax	365	—	4,790	5,155
Amounts reclassified from accumulated other comprehensive loss, before tax	—	12,628	—	12,628
Income tax expense	97	3,390	1,276	4,763
Net current-period other comprehensive income, net of tax	268	9,238	3,514	13,020
Balance as of June 28, 2020	$3,706	$(489,748)	$4,086	$(481,956)

The following table summarizes the reclassifications from AOCI for the six months ended June 28, 2020:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(3,251)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	15,879	Other components of net periodic benefit costs
Total reclassification, before tax(2)	12,628
Income tax expense	3,390	Income tax expense
Total reclassification, net of tax	$9,238
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the six months ended June 28, 2020.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RECLASSIFICATION
The Company has changed the expense captions on its Condensed Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company has reclassified expenses for the prior period in order to present comparable financial results. There is no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. A summary of changes is as follows:
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the expenses as previously disclosed to the recast presentation for the quarter and six months ended June 30, 2019, is as follows:

	As Reported for the Quarter Ended June 30, 2019	Reclassification		Recast for the Quarter Ended June 30, 2019
Operating costs
Production costs:
Wages and benefits	$103,959	$(103,959)	(1)(2)	$—
Raw materials	19,158	(19,158)	(1)	—
Other production costs	49,897	(49,897)	(1)(2)	—
Total production costs	173,014	(173,014)	(1)(2)	—
Cost of revenue (excluding depreciation and amortization)	—	245,195	(1)(3)(4)	245,195
Selling, general and administrative costs	210,131	(210,131)	(3)(4)(5)	—
Sales and marketing	—	62,289	(4)(5)	62,289
Product development	—	25,261	(2)(4)(5)	25,261
General and administrative	—	50,400	(4)(5)	50,400
Depreciation and amortization	15,180	—		15,180
Total operating costs	$398,325	$—		$398,325

	As Reported for the Six Months Ended June 30, 2019	Reclassification		Recast for the Six Months Ended June 30, 2019
Operating costs
Production costs:
Wages and benefits	$206,867	$(206,867)	(1)(2)	$—
Raw materials	38,996	(38,996)	(1)	—
Other production costs	95,234	(95,234)	(1)(2)	—
Total production costs	341,097	(341,097)	(1)(2)	—
Cost of revenue (excluding depreciation and amortization)	—	484,554	(1)(3)(4)	484,554
Selling, general and administrative costs	431,594	(431,594)	(3)(4)(5)	—
Sales and marketing	—	137,109	(4)(5)	137,109
Product development	—	48,989	(2)(4)(5)	48,989
General and administrative	—	102,039	(4)(5)	102,039
Depreciation and amortization	30,098	—		30,098
Total operating costs	$802,789	$—		$802,789
(1) In the first quarter of 2020, the Company discontinued the use of the production cost caption. These costs, with the exception of product engineering and product design costs, which were reclassified to product development, were reclassified to cost of revenue.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS
On July 22, 2020, the Company entered into an agreement to acquire substantially all of the assets, and certain of the liabilities, of Serial Productions, LLC. The consideration includes approximately $25 million in cash that was paid at closing on July 29, 2020.
On June 30, 2020, our Board of Directors approved a quarterly dividend of $0.06 per share on our Class A and Class B common stock that was paid on July 23, 2020, to all stockholders of record as of the close of business on July 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes our newspaper, print and digital products and related businesses. We have one reportable segment.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from licensing, affiliate referrals from Wirecutter, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), commercial printing, television and film, retail commerce and NYT Live (our live events business).
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
The Company has changed the expense captions on its Condensed Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company has reclassified expenses for the prior period in order to present comparable financial results. There is no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more detail.
Financial Highlights
Diluted earnings per share from continuing operations were $0.14 and $0.15 for the second quarters of 2020 and 2019, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.18 and $0.17 for the second quarters of 2020 and 2019, respectively.
The Company had an operating profit of $28.8 million in the second quarter of 2020, compared with $37.9 million in the second quarter of 2019. The decrease was principally driven by lower advertising revenues, partially offset by higher digital-only subscription revenues and lower costs. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) decreased to $52.1 million in the second quarter of 2020 from $55.6 million in the second quarter of 2019, primarily as a result of the factors identified above.
Total revenues decreased 7.5% to $403.8 million in the second quarter of 2020 from $436.3 million in the second quarter of 2019, primarily driven by a decrease in advertising revenue, as well as a decrease in other revenue as a result of the conclusion of the first season of “The Weekly” television series, and lower revenues from live events and commercial printing. These declines were partially offset by higher subscription revenues driven by year-over-year growth of 50.0% in the number of subscriptions to the Company’s digital products, higher licensing revenue related to Facebook News and increased affiliate referral revenue from Wirecutter.
Operating costs decreased in the second quarter of 2020 to $374.9 million from $398.3 million in the second quarter of 2019, largely due to lower media expenses and lower advertising sales costs, as well as lower print production and distribution and advertising servicing costs. These were partially offset by higher digital content delivery and journalism costs, including growth in the number of newsroom and technology employees, and higher severance costs. We recognized severance costs of $6.3 million in the second quarter of 2020, compared with $0.7 million in the second quarter of 2019. The severance costs recognized in 2020 were largely related to workforce reductions primarily affecting our advertising department. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) decreased in the second quarter of 2020 to $351.6 million from $380.7 million in the second quarter of 2019, primarily as a result of the factors identified above other than severance.

Impact of COVID-19 Pandemic
The global coronavirus (COVID-19) pandemic, and attempts to contain it, have continued to result in significant economic disruption, market volatility and uncertainty. These conditions have affected our business and could continue to do so for the foreseeable future.
Unlike many media companies, which are primarily dependent on advertising, we derive substantial revenue from subscriptions (approximately 60% of total revenues in 2019 and 68% in the first half of 2020). We experienced significant growth in the number of subscriptions to our digital news and other products in the first and second quarters of 2020, which we attribute in part to an extraordinary increase in traffic given the current news environment. However, revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represent less than 10% of our total subscription revenues) have been, and we expect will continue to be, adversely affected as a result of widespread business closures, increased remote working and reductions in travel.
The worldwide economic slowdown caused by the pandemic also led to a significant decline in our advertising revenues, beginning in the first quarter of 2020 and continuing in the second quarter of 2020, and to the extent conditions persist, we expect that our advertising revenues will continue to be adversely affected.
However, our strong balance sheet has enabled us to continue to operate without the liquidity issues experienced by many other companies. As of June 28, 2020, we had cash, cash equivalents and short- and long-term marketable securities of $756.7 million, and we were debt-free. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months, enabling us to continue hiring in our newsroom, and in product and technology, and continue investment in important growth areas.
We have incurred and expect to continue to incur some additional costs in response to the pandemic, including certain enhanced employee benefits. These costs have not been significant to date, but we may incur significant additional costs as we continue to implement operational changes in response to the pandemic.
At this time, the complete impact that the COVID-19 pandemic, and the associated economic downturn, will have on our business is uncertain. While we remain confident in our prospects over the longer term, the extent to which the pandemic impacts us will depend on numerous evolving factors and future developments, including the severity of the virus; the duration of the outbreak; the impact of the pandemic on economic activity and the companies with which we do business; governmental, business and other actions; travel restrictions; and social distancing measures, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Part II—Item 1A—Risk Factors” for more information.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Revenues
Subscription	$293,189	$270,456	8.4%	$578,623	$541,266	6.9%
Advertising	67,760	120,761	(43.9)%	173,897	245,849	(29.3)%
Other	42,801	45,041	(5.0)%	94,866	88,205	7.6%
Total revenues	403,750	436,258	(7.5)%	847,386	875,320	(3.2)%
Operating costs
Cost of revenue (excluding depreciation and amortization)	230,147	245,195	(6.1)%	473,819	484,554	(2.2)%
Sales and marketing	39,617	62,289	(36.4)%	113,413	137,109	(17.3)%
Product development	30,737	25,261	21.7%	61,539	48,989	25.6%
General and administrative	58,812	50,400	16.7%	111,673	102,039	9.4%
Depreciation and amortization	15,631	15,180	3.0%	30,816	30,098	2.4%
Total operating costs	374,944	398,325	(5.9)%	791,260	802,789	(1.4)%
Operating profit	28,806	37,933	(24.1)%	56,126	72,531	(22.6)%
Other components of net periodic benefit costs	2,149	1,833	17.2%	4,463	3,668	21.7%
Interest income/(expense) and other, net	2,786	(1,514)	*	16,640	(2,817)	*
Income from continuing operations before income taxes	29,443	34,586	(14.9)%	68,303	66,046	3.4%
Income tax expense	5,781	9,415	(38.6)%	11,787	10,719	10.0%
Net income	23,662	25,171	(6.0)%	56,516	55,327	2.1%
Net income attributable to The New York Times Company common stockholders	$23,662	$25,171	(6.0)%	$56,516	$55,327	2.1%
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
Subscription revenues increased 8.4% in the second quarter of 2020 compared with the same prior-year period, primarily due to year-over-year growth of 50.0% in the number of subscriptions to the Company’s digital products. This was partially offset by a decrease in print subscription revenue attributable to lower single copy and bulk sales, as well as fewer subscriptions, partially offset by an increase in home delivery prices.
Print domestic home delivery subscriptions totaled approximately 840,000 at the end of the second quarter of 2020, flat compared with the end of the first quarter of 2020 and a net decrease of 38,000 compared with the end of the second quarter of 2019. The year-over-year decrease is a result of secular declines.
Paid digital-only subscriptions totaled approximately 5,670,000 at the end of the second quarter of 2020, a net increase of 669,000 subscriptions compared with the end of the first quarter of 2020 and a net increase of 1,890,000 compared with the end of the second quarter of 2019. This significant growth in the second quarter is attributed in part to an extraordinary increase in traffic given the current news environment, as well as the digital access model that we launched last year, which requires users to register and log in to access most of our content.
Digital-only news product subscriptions totaled approximately 4,390,000 at the end of the second quarter of 2020, a 493,000 net increase compared with the end of the first quarter of 2020 and a 1,402,000 increase compared with the end of the second quarter of 2019. Other product subscriptions (which include our Crossword, Cooking and audio products) totaled approximately 1,280,000 at the end of the second quarter of 2020, a 176,000 increase compared with the end of the first quarter of 2020 and a 488,000 increase compared with the end of the second quarter of 2019.
The following table summarizes print and digital subscription revenues for the second quarters and first six months of 2020 and 2019:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Print subscription revenues:
Domestic home delivery subscription revenues(1)	$132,971	$133,038	(0.1)%	$266,708	$268,241	(0.6)%
Single copy, NYT International and other subscription revenues(2)	14,234	24,783	(42.6)%	35,921	50,531	(28.9)%
Subtotal print subscription revenues	147,205	157,821	(6.7)%	302,629	318,772	(5.1)%
Digital-only subscription revenues:
News product subscription revenues(3)	132,922	104,430	27.3%	251,880	206,776	21.8%
Other product subscription revenues(4)	13,062	8,205	59.2%	24,114	15,718	53.4%
Subtotal digital-only subscription revenues	145,984	112,635	29.6%	275,994	222,494	24.0%
Total subscription revenues	$293,189	$270,456	8.4%	$578,623	$541,266	6.9%
(1) Includes free access to some or all of the Company’s digital products.
(2) NYT International is the international edition of our print newspaper.
(3) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.

(4) Includes revenues from standalone subscriptions to the Company’s Crossword, Cooking and audio products.

The following table summarizes print and digital subscriptions as of the end of the second quarters of 2020 and 2019:

	For the Quarters Ended
(In thousands)	June 28, 2020	June 30, 2019	% Change
Print subscriptions	840	878	(4.3)%
Digital-only subscriptions:
News product subscriptions(1)	4,390	2,988	46.9%
Other product subscriptions(2)	1,280	792	61.6%
Subtotal digital-only subscriptions	5,670	3,780	50.0%
Total subscriptions	6,510	4,658	39.8%
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Crossword and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Crossword, Cooking and audio products. During the first quarter of 2020, the Company acquired a subscription-based audio product. Approximately 20,000 of the audio product’s subscriptions were included in the Company’s digital-only other product subscriptions at the time of acquisition.

We believe that the significant growth over the last several years in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. The following charts illustrate the acceleration in net digital-only subscription additions and corresponding subscription revenues as well as the relative stability of our print domestic home delivery subscription products since the launch of the digital pay model in 2011.

(1) Amounts may not add due to rounding.
(2) Print domestic home delivery subscriptions include free access to some or all of our digital products.
(3) Print Other includes single copy, NYT International and other subscription revenues.
Note: Revenues for 2012 and 2017 include the impact of an additional week.

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
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
	June 28, 2020			June 30, 2019			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$21,460	$30,466	$51,926	$55,859	$42,833	$98,692	(61.6)%	(28.9)%	(47.4)%
Other	6,769	9,065	15,834	6,876	15,193	22,069	(1.6)%	(40.3)%	(28.3)%
Total advertising	$28,229	$39,531	$67,760	$62,735	$58,026	$120,761	(55.0)%	(31.9)%	(43.9)%

	For the Six Months Ended
	June 28, 2020			June 30, 2019			% Change
(In thousands)	Print	Digital	Total	Print	Digital	Total	Print	Digital	Total
Advertising revenues:
Display	$69,619	$70,360	$139,979	$118,201	$84,945	$203,146	(41.1)%	(17.2)%	(31.1)%
Other	13,589	20,329	33,918	14,079	28,624	42,703	(3.5)%	(29.0)%	(20.6)%
Total advertising	$83,208	$90,689	$173,897	$132,280	$113,569	$245,849	(37.1)%	(20.1)%	(29.3)%
Print advertising revenues, which represented 41.7% of total advertising revenues for the second quarter of 2020 and 47.8% of total advertising revenues for the first six months of 2020, declined 55.0% to $28.2 million in the second quarter of 2020 and 37.1% to $83.2 million in the first six months of 2020, compared with $62.7 million and $132.3 million, respectively, in the same prior-year periods. The decline in print advertising revenues in the second quarter of 2020 and for the six months of 2020 compared with the same prior-year periods was driven by lower demand as the COVID-19 pandemic further accelerated secular trends. The decline in print display advertising revenue in the second quarter of 2020 was primarily in the entertainment, luxury and technology categories. The decline in print display advertising revenue in the first six months of 2020 was primarily in the entertainment, luxury and media categories.
Digital advertising revenues, which represented 58.3% of total advertising revenues for the second quarter of 2020 and 52.2% of total advertising revenues for the first six months of 2020, declined 31.9% to $39.5 million in the second quarter of 2020 and 20.1% to $90.7 million in the first six months of 2020, compared with $58.0 million and $113.6 million, respectively, in the same prior-year periods. The decrease in digital advertising revenue for the second quarter of 2020 and for the first six months of 2020 compared with the same periods in the prior year primarily reflects lower demand for direct-sold advertising as advertisers respond to weak and uneven economic conditions a result of the COVID-19 pandemic.
Other Revenues
Other revenues primarily consist of revenues from licensing, affiliate referrals from Wirecutter, the leasing of floors in our Company Headquarters, commercial printing, television and film, retail commerce and NYT Live (our live events business). Building rental revenue consists of revenue from the lease of floors in our Company Headquarters, which totaled $7.3 million and $7.4 million in the second quarters of 2020 and 2019, respectively, and $15.2 million and $15.1 million in the first six months of 2020 and 2019, respectively.
Other revenues decreased 5.0% in the second quarter of 2020 and increased 7.6% in the first six months of 2020, compared with the same prior-year periods. The decrease in other revenues for the second quarter of 2020 compared with the same period in the prior year is primarily a result of the conclusion of the first season of “The Weekly” television series, as well as lower revenues from live events and commercial printing. These declines were partially offset by higher licensing revenue related to Facebook News and affiliate referral revenue related to Wirecutter. The increase in other revenues for the first six months of 2020 compared with the same period in the prior year primarily resulted from higher licensing revenue related to Facebook News and affiliate referral revenue related to Wirecutter, partially offset by a decline in revenues from commercial printing and live events.
Operating Costs
As noted above, effective with the quarter ended March 29, 2020, the Company has changed the Operating costs captions on its Condensed Consolidated Statement of Operations. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more detail.
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$230,147	$245,195	(6.1)%	$473,819	$484,554	(2.2)%
Sales and marketing	39,617	62,289	(36.4)%	113,413	137,109	(17.3)%
Product development	30,737	25,261	21.7%	61,539	48,989	25.6%
General and administrative	58,812	50,400	16.7%	111,673	102,039	9.4%
Depreciation and amortization	15,631	15,180	3.0%	30,816	30,098	2.4%
Total operating costs	$374,944	$398,325	(5.9)%	$791,260	$802,789	(1.4)%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution costs as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain our platforms.
Cost of revenue decreased in the second quarter of 2020 by $15.0 million compared with the second quarter of 2019, largely due to lower print production and distribution costs of $17.5 million and lower advertising servicing costs of $7.2 million, which were partially offset by higher digital content delivery costs of $5.0 million, higher subscriber servicing costs of $2.8 million and higher journalism costs of $1.9 million. The decrease in print production and distribution costs was largely due to lower newsprint consumption and pricing and lower distribution costs. The decrease in advertising servicing costs was due to lower volume of campaigns and workforce reductions affecting our advertising department. Higher digital content delivery costs were due to growth in the number of employees to support cloud related operations, content creation and delivery systems as well as higher cloud storage costs. The increase in subscriber servicing costs was primarily due to higher credit card processing fees due to increased subscriptions. The increase in journalism costs was largely driven by an increase in the number of newsroom employees, partially offset by lower costs related to our television series.
Cost of revenue decreased in the first six months of 2020 by $10.7 million compared with the first six months of 2019, largely due to lower print production and distribution costs of $28.4 million and lower advertising servicing costs of $9.6 million, which were partially offset by higher journalism costs of $15.7 million, higher digital content delivery costs of $7.3 million and higher subscriber servicing costs of $4.2 million. The decreases in print production and distribution costs and in advertising servicing costs were largely due to the factors identified above. The increase in journalism costs was largely driven by an increase in the number of newsroom employees. Higher digital content delivery and subscriber servicing costs were largely due to the factors identified above.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
Sales and marketing costs in the second quarter of 2020 decreased by $22.7 million compared with the second quarter of 2019, due primarily to lower media expenses, as well as lower advertising sales costs.

Sales and marketing costs decreased in the first six months of 2020 by $23.7 million compared with the first six months of 2019, primarily as a result of the factors identified above.
Media expenses, a component of sales and marketing costs, which represents the cost to promote our subscription business, decreased to $16.5 million in the second quarter of 2020 from $33.9 million in the first quarter of 2019 and decreased to $61.9 million in the first six months of 2020 from $78.7 million in the first six months of 2019 as the Company reduced its marketing spend during the initial months of the COVID-19 pandemic.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology including engineering, product development, and data insights.
Product development costs in the second quarter of 2020 increased by $5.5 million compared with the second quarter of 2019, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives.
Product development costs in the first six months of 2020 increased by $12.6 million compared with the first six months of 2019, primarily as a result of the factors identified above.
General and Administrative Costs
General and administrative costs includes general management, corporate enterprise technology, building operations and unallocated overhead costs.
General and administrative costs in the second quarter of 2020 increased by $8.4 million compared with the second quarter of 2019, primarily due to higher severance costs largely related to workforce reductions primarily affecting our advertising department.
General and administrative costs in the first six months of 2020 increased by $9.6 million compared with the first six months of 2019, primarily as a result of the factors identified above.
Depreciation and Amortization
Depreciation and amortization costs in the second quarter and first six months of 2020 remained relatively flat compared with the same prior-year periods.
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
The special item in 2020 consisted of:

•
a $10.1 million gain ($7.4 million after tax or $.04 per share) related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and an $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Condensed Consolidated Statements of Operations.

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

	For the Quarters Ended			For the Six Months Ended
	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Diluted earnings per share from continuing operations	$0.14	$0.15	(6.7)%	$0.34	$0.33	3.0%
Add:
Severance	0.04	—	*	0.04	0.01	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.02	—
Other components of net periodic benefit costs	0.01	0.01	—	0.03	0.02	50.0%
Special item:
Gain from non-marketable equity security	—	—	—	(0.06)	—	*
Income tax expense of adjustments	(0.02)	(0.01)	*	(0.01)	(0.01)	—
Adjusted diluted earnings per share from continuing operations(1)	$0.18	$0.17	5.9%	$0.35	$0.37	(5.4)%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Operating profit	$28,806	$37,933	(24.1)%	$56,126	$72,531	(22.6)%
Add:
Depreciation & amortization	15,631	15,180	3.0%	30,816	30,098	2.4%
Severance	6,305	672	*	6,675	2,075	*
Multiemployer pension plan withdrawal costs	1,400	1,801	(22.3)%	2,823	3,250	(13.1)%
Adjusted operating profit	$52,142	$55,586	(6.2)%	$96,440	$107,954	(10.7)%
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	% Change	June 28, 2020	June 30, 2019	% Change
Operating costs	$374,944	$398,325	(5.9)%	$791,260	$802,789	(1.4)%
Less:
Depreciation & amortization	15,631	15,180	3.0%	30,816	30,098	2.4%
Severance	6,305	672	*	6,675	2,075	*
Multiemployer pension plan withdrawal costs	1,400	1,801	(22.3)%	2,823	3,250	(13.1)%
Adjusted operating costs	$351,608	$380,672	(7.6)%	$750,946	$767,366	(2.1)%
* Represents a change equal to or in excess of 100% or not meaningful

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. Although there is uncertainty related to the anticipated continued effect of the COVID-19 pandemic on our business (see “—Executive Overview— Impact of COVID-19 Pandemic” and “Part II—Item 1A—Risk Factors”), given the strength of our balance sheet, we do not expect the pandemic to materially impact our liquidity position. As of June 28, 2020, we had cash, cash equivalents and short- and long-term marketable securities of $756.7 million. Our cash and marketable securities balances between the end of 2019 and June 28, 2020, increased, primarily due to cash proceeds from operating activities and proceeds from sale of investments, partially offset by capital expenditures, dividend payments, share-based compensation tax withholding, and costs associated with the acquisition of a business.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2020, the Board of Directors approved an increase in the quarterly dividend to $0.06 per share, which was paid in April 2020. On June 30, 2020, the Board of Directors declared a quarterly dividend of $0.06 per share on the Class A and Class B Common Stock, which was paid in July 2020. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 28, 2020	June 30, 2019	% Change
Operating activities	$118,590	$64,000	85.3%
Investing activities	$(72,938)	$(23,521)	*
Financing activities	$(28,192)	$(27,850)	1.2%
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in the first six months of 2020 compared with the same prior-year period due to higher cash collections from accounts receivable and higher cash payments received from prepaid subscriptions, partially offset by higher cash payments made to settle accounts payable, accrued payroll and other liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2020 was primarily related to $49.8 million in net purchases of marketable securities, $21.5 million in capital expenditures payments, and $8.1 million cash outflow for the acquisition of a business.
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
Net cash used in financing activities in the first six months of 2020 was primarily related to dividend payments of $18.4 million and share-based compensation tax withholding payments of $11.7 million.

Restricted Cash
We were required to maintain $15.8 million of restricted cash as of June 28, 2020, and $17.1 million as of December 29, 2019, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $17 million and $24 million in the first six months of 2020 and 2019, respectively. The decrease in capital expenditures was primarily driven by lower investments in technology and lower expenditures related to improvements at our College Point, N.Y. printing and distribution facility. The cash payments related to capital expenditures totaled approximately $22 million and $23 million in the first six months of 2020 and 2019, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of June 28, 2020, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 28, 2020, our critical accounting policies have not changed from December 29, 2019.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019. As of June 28, 2020, our contractual obligations and off-balance sheet arrangements have not changed materially from December 29, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 29, 2019, details our disclosures about market risk. As of June 28, 2020, there were no material changes in our market risks from December 29, 2019.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 28, 2020. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 28, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced a material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continuing to monitor and evaluate the situation to minimize any impact of the pandemic on the design and operating effectiveness of our internal control over financial reporting.

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
Item 1A. Risk Factors
The following risk factor supplements the risk factors set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2019.
The global coronavirus (COVID-19) pandemic will continue to affect our industry, business and results of operations.
The global coronavirus (COVID-19) pandemic and attempts to contain it have continued to result in significant economic disruption, market volatility and uncertainty. As with many companies, the pandemic has disrupted our business and could continue to do so for the foreseeable future.
We derive substantial revenues from the sale of advertising (approximately 29% of our total revenues in 2019). Advertising spending is sensitive to overall economic conditions, and our advertising revenues are adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. The worldwide economic slowdown caused by the outbreak and spread of COVID-19 has materially adversely affected our advertising revenues, and if these conditions were to persist for an extended period of time, our advertising revenues would continue to be adversely affected. Likewise, the pandemic and attempts to contain it have resulted in the postponement and cancellation of live events, which has adversely affected our revenues from live events and related services, and will continue to adversely affect these revenues to the extent these conditions persist. It is possible that these revenues will not return to pre-pandemic levels once economic conditions improve.
We derive the majority of our revenues from the sale of subscriptions (approximately 60% of our total revenues in 2019). Although we have experienced significant growth in the number of subscriptions to our digital news and other products in the first and second quarters of 2020, this growth rate has been driven in part by an extraordinary increase in traffic given the current news environment, and may not be sustainable or indicative of results for future periods. In addition, the recent growth may reflect in part the shifting forward of growth that we would have otherwise seen in subsequent periods. Accordingly, growth in our subscriptions may slow due to slower acquisition and/or higher cancellations as the pandemic subsides and government and other restrictions are relaxed. Furthermore, to the extent that a prolonged weakening of global economic conditions leads consumers to reduce spending on discretionary activities, subscribers may increasingly shift to lower-priced subscription options or may forgo subscriptions altogether. In light of these factors, our ability to obtain new subscribers or to retain subscribers at their current or higher pricing levels could be hindered, reducing our subscription revenue. In addition, revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represent less than 10% of our total subscription revenues) have been, and we expect will continue to be, adversely affected as a result of widespread business closures, increased remote working and reductions in travel.
In response to public health recommendations, government mandates and other concerns, we have altered certain aspects of our operations, including having the vast majority of our workforce work remotely since March 2020, and these remote work arrangements are expected to continue at least through the remainder of the year. An extended period of remote work arrangements could introduce operational risk (including cybersecurity risk), result in a decline in productivity or otherwise negatively affect our ability to manage the business. In addition, if a significant portion of our workforce is unable to work, including because of illness, travel or government restrictions in connection with COVID-19 or shortages of necessary personal protective equipment, our operations may be negatively impacted. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required or that we determine are appropriate. We have incurred and expect to continue to incur some additional costs in response to the pandemic, including certain enhanced employee benefits. These costs have not been significant to date, but we may incur significant additional costs as we continue to implement operational changes in response to the pandemic. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.
The Times is printed at our production and distribution facility in College Point, N.Y., as well as under contract at remote print sites across the United States and throughout the world. If a significant percentage of our College Point employees were unable to work as a result of the pandemic, our ability to print and distribute the newspaper and other commercial print products in the New York area could be negatively affected. To the extent our newsprint suppliers or print and distribution partners are affected by government “stay-at-home” mandates or recommendations, financial pressures, labor shortages or other circumstances relating to COVID-19 that lead to reduced operations or consolidations or closures of print sites and/or distribution routes, this could lead to an increase in costs to print and distribute our newspapers and/or a decrease in revenues if printing and distribution are disrupted. Some of our print and distribution partners have taken steps to reduce the frequency with which newspapers are printed and distributed, and additional partners may take similar steps. Significant disruptions to operations at our College Point production and distribution facility or at our newsprint suppliers or print and distribution partners could adversely affect our operating results.
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
In 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of June 28, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first six months of 2020. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 6, 2020	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)