Form 10-Q
period 2020-09-27
NEW YORK TIMES CO
filed 2020-11-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 30, 2020 (exclusive of treasury shares):

Class A Common Stock	166,435,299	shares
Class B Common Stock	781,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 27, 2020 (unaudited) and December 29, 2019	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 27, 2020 and September 29, 2019	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 27, 2020 and September 29, 2019	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and nine months ended September 27, 2020 and September 29, 2019	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 27, 2020 and September 29, 2019	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures about Market Risk	36
Item	4	Controls and Procedures	37

PART II		Other Information	38
Item	1	Legal Proceedings	38
Item	1A	Risk Factors	38
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item	6	Exhibits	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 27, 2020	December 29, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$215,763	$230,431
Short-term marketable securities	308,734	201,785
Accounts receivable (net of allowances of $14,153 in 2020 and $14,358 in 2019)	125,337	213,402
Prepaid expenses	32,087	29,089
Other current assets	39,063	42,124
Total current assets	720,984	716,831
Other assets
Long-term marketable securities	275,649	251,696
Property, plant and equipment (less accumulated depreciation and amortization of $916,109 in 2020 and $950,881 in 2019)	604,283	627,121
Goodwill	168,700	138,674
Deferred income taxes	109,197	115,229
Miscellaneous assets	260,728	239,587
Total assets	$2,139,541	$2,089,138
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 27, 2020	December 29, 2019
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$97,749	$116,571
Accrued payroll and other related liabilities	94,101	108,865
Unexpired subscriptions revenue	100,149	88,419
Accrued expenses and other	133,929	123,840
Total current liabilities	425,928	437,695
Other liabilities
Pension benefits obligation	286,355	313,655
Postretirement benefits obligation	34,455	37,688
Other	135,549	126,237
Total other liabilities	456,359	477,580
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2020 – 175,215,600; 2019 – 174,242,668 (including treasury shares: 2020 – 8,870,801; 2019 – 8,870,801)	17,521	17,424
Class B – convertible – authorized and issued shares: 2020 – 781,724; 2019 – 803,404	78	80
Additional paid-in capital	212,291	208,028
Retained earnings	1,672,633	1,612,658
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	5,710	3,438
Funded status of benefit plans	(485,087)	(498,986)
Net unrealized gain on available-for-sale securities	3,459	572
Total accumulated other comprehensive loss, net of income taxes	(475,918)	(494,976)
Total New York Times Company stockholders’ equity	1,255,394	1,172,003
Noncontrolling interest	1,860	1,860
Total stockholders’ equity	1,257,254	1,173,863
Total liabilities and stockholders’ equity	$2,139,541	$2,089,138
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(13 weeks)		(39 weeks)
Revenues
Subscription	$300,950	$267,302	$879,573	$808,568
Advertising	79,253	113,531	253,150	359,380
Other	46,692	47,668	141,558	135,873
Total revenues	426,895	428,501	1,274,281	1,303,821
Operating costs
Cost of revenue (excluding depreciation and amortization)	235,900	245,100	709,719	729,654
Sales and marketing	50,627	64,218	164,040	201,327
Product development	34,102	26,669	95,641	75,658
General and administrative	51,118	50,015	162,791	152,054
Depreciation and amortization	15,552	15,450	46,368	45,548
Total operating costs	387,299	401,452	1,178,559	1,204,241
Restructuring charge	—	4,008	—	4,008
Gain from pension liability adjustment	—	(2,045)	—	(2,045)
Operating profit	39,596	25,086	95,722	97,617
Other components of net periodic benefit costs	2,272	1,834	6,735	5,502
Interest income/(expense) and other, net	3,537	(755)	20,177	(3,572)
Income from continuing operations before income taxes	40,861	22,497	109,164	88,543
Income tax expense	7,283	6,070	19,070	16,789
Net income	33,578	16,427	90,094	71,754
Net income attributable to The New York Times Company common stockholders	$33,578	$16,427	$90,094	$71,754
Average number of common shares outstanding:
Basic	167,075	166,148	166,842	165,976
Diluted	168,059	167,555	167,943	167,384
Basic earnings per share attributable to The New York Times Company common stockholders	$0.20	$0.10	$0.54	$0.43
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.20	$0.10	$0.54	$0.43
Dividends declared per share	$0.12	$0.05	$0.18	$0.15
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(13 weeks)		(39 weeks)
Net income	$33,578	$16,427	$90,094	$71,754
Other comprehensive income, before tax:
Income/(loss) on foreign currency translation adjustments	2,730	(3,159)	3,095	(3,286)
Pension and postretirement benefits obligation	6,354	4,893	18,982	14,685
Net unrealized (loss)/gain on available-for-sale securities	(854)	284	3,936	3,773
Other comprehensive income, before tax	8,230	2,018	26,013	15,172
Income tax expense	2,192	489	6,955	3,903
Other comprehensive income, net of tax	6,038	1,529	19,058	11,269
Comprehensive income attributable to The New York Times Company common stockholders	$39,616	$17,956	$109,152	$83,023
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 27, 2020 and September 29, 2019
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, June 30, 2019	$17,488	$200,356	$1,544,694	$(171,211)	$(507,984)	$1,083,343	$1,860	$1,085,203
Net income	—	—	16,427	—	—	16,427	—	16,427
Dividends	—	—	(8,333)	—	—	(8,333)	—	(8,333)
Other comprehensive income	—	—	—	—	1,529	1,529	—	1,529
Issuance of shares:
Stock options – 3,000 Class A shares	—	33	—	—	—	33	—	33
Restricted stock units vested – 25,512 Class A shares	3	(3)	—	—	—	—	—	—
Stock-based compensation	—	2,907	—	—	—	2,907	—	2,907
Balance, September 29, 2019	$17,491	$203,293	$1,552,788	$(171,211)	$(506,455)	$1,095,906	$1,860	$1,097,766

Balance, June 28, 2020	$17,562	$205,618	$1,659,158	$(171,211)	$(481,956)	$1,229,171	$1,860	$1,231,031
Net income	—	—	33,578	—	—	33,578	—	33,578
Dividends	—	—	(20,103)	—	—	(20,103)	—	(20,103)
Other comprehensive income	—	—	—	—	6,038	6,038	—	6,038
Issuance of shares:
Stock options – 372,508 Class A shares	37	3,397	—	—	—	3,434	—	3,434
Restricted stock units vested – 635 Class A shares	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	—	3,292	—	—	—	3,292	—	3,292
Balance, September 27, 2020	$17,599	$212,291	$1,672,633	$(171,211)	$(475,918)	$1,255,394	$1,860	$1,257,254

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 27, 2020 and September 29, 2019
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
Net income	—	—	71,754	—	—	71,754	—	71,754
Dividends	—	—	(24,970)	—	—	(24,970)	—	(24,970)
Other comprehensive income	—	—	—	—	11,269	11,269	—	11,269
Issuance of shares:
Stock options – 282,510 Class A shares	28	2,970	—	—	—	2,998	—	2,998
Restricted stock units vested – 246,599 Class A shares	25	(3,750)	—	—	—	(3,725)	—	(3,725)
Performance-based awards – 418,491 Class A shares	42	(11,966)	—	—	—	(11,924)	—	(11,924)
Stock-based compensation	—	9,723	—	—	—	9,723	—	9,723
Balance, September 29, 2019	$17,491	$203,293	$1,552,788	$(171,211)	$(506,455)	$1,095,906	$1,860	$1,097,766

Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
Net income	—	—	90,094	—	—	90,094	—	90,094
Dividends	—	—	(30,119)	—	—	(30,119)	—	(30,119)
Other comprehensive income	—	—	—	—	19,058	19,058	—	19,058
Issuance of shares:
Stock options – 552,018 Class A shares	55	5,252	—	—	—	5,307	—	5,307
Restricted stock units vested – 142,136 Class A shares	14	(3,913)	—	—	—	(3,899)	—	(3,899)
Performance-based awards – 257,098 Class A shares	26	(7,850)	—	—	—	(7,824)	—	(7,824)
Stock-based compensation	—	10,774	—	—	—	10,774	—	10,774
Balance, September 27, 2020	$17,599	$212,291	$1,672,633	$(171,211)	$(475,918)	$1,255,394	$1,860	$1,257,254

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 27, 2020	September 29, 2019
	(39 weeks)
Cash flows from operating activities
Net income	$90,094	$71,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,368	45,548
Amortization of right of use asset	6,446	5,462
Stock-based compensation expense	10,744	9,723
Deferred income taxes	(1,209)	—
Gain on non-marketable equity investment	(10,074)	(1,886)
Long-term retirement benefit obligations	(11,635)	(17,648)
Fair market value adjustment on life insurance products	(638)	(2,215)
Other-net	(3,658)	(6,926)
Changes in operating assets and liabilities:
Accounts receivable-net	88,065	55,383
Other assets	3,816	(17,401)
Accounts payable, accrued payroll and other liabilities	(23,366)	(22,898)
Unexpired subscriptions	11,730	2,704
Net cash provided by operating activities	206,683	121,600
Cash flows from investing activities
Purchases of marketable securities	(460,117)	(466,108)
Maturities of marketable securities	331,786	458,810
Business acquisitions	(33,085)	—
Proceeds from sale of investments – net	1,000	103
Capital expenditures	(29,236)	(33,101)
Other-net	2,388	3,038
Net cash used in investing activities	(187,264)	(37,258)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and finance lease obligations	—	(7,220)
Dividends paid	(28,393)	(23,269)
Payment of contingent consideration	(862)	—
Capital shares:
Proceeds from stock option exercises	5,307	2,998
Share-based compensation tax withholding	(11,723)	(15,648)
Net cash used in financing activities	(35,671)	(43,139)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(16,252)	41,203
Effect of exchange rate changes on cash	349	(202)
Cash, cash equivalents and restricted cash at the beginning of the period	247,518	259,799
Cash, cash equivalents and restricted cash at the end of the period	$231,615	$300,800

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 27, 2020 and December 29, 2019, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended September 27, 2020, and September 29, 2019. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 29, 2019. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks and 39 weeks for the third quarter and nine months, respectively.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
Reclassification
The Company changed the expense captions on its Condensed Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company reclassified expenses for the prior period in order to present comparable financial results. There was no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. See Note 15 for more detail.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of September 27, 2020, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019, have not changed materially.

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
NOTE 3. REVENUE
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games (previously Crossword), Cooking and audio products) and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenue is principally from advertisers promoting products, services or brands on digital platforms in the form of banners and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges and from creative services fees, including those associated with our branded content studio. Digital advertising revenues also include creative services fees and advertising revenue generated by Wirecutter, our product review and recommendation website. Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, affiliate referrals from Wirecutter, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), commercial printing, television and film, retail commerce and NYT Live (our live events business).
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 27, 2020	As % of total	September 29, 2019	As % of total	September 27, 2020	As % of total	September 29, 2019	As % of total
Subscription	$300,950	70.5%	$267,302	62.4%	$879,573	69.0%	$808,568	62.0%
Advertising	79,253	18.6%	113,531	26.5%	253,150	19.9%	359,380	27.6%
Other (1)	46,692	10.9%	47,668	11.1%	141,558	11.1%	135,873	10.4%
Total	$426,895	100.0%	$428,501	100.0%	$1,274,281	100.0%	$1,303,821	100.0%
(1) Other revenue includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million and $8 million for the third quarters of 2020 and 2019, respectively, and approximately $22 million and $23 million for the first nine months of 2020 and 2019, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the third quarters and first nine months ended September 27, 2020, and September 29, 2019:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Digital-only subscription revenues:
News product subscription revenues(1)	$140,740	$107,009	$392,620	$313,785
Other product subscription revenues(2)	14,546	8,855	38,660	24,573
Subtotal digital-only subscriptions	155,286	115,864	431,280	338,358
Print subscription revenues:
Domestic home delivery subscription revenues(3)	129,912	126,769	396,620	395,011
Single-copy, NYT International and other subscription revenues(4)	15,752	24,669	51,673	75,199
Subtotal print subscription revenues	145,664	151,438	448,293	470,210
Total subscription revenues	$300,950	$267,302	$879,573	$808,568
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Games, Cooking and audio products.
(3) Includes free access to some or all of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2020 and 2019:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Advertising revenues:
Digital	$47,763	$54,653	$138,452	$168,222
Print	31,490	58,878	114,698	191,158
Total advertising	$79,253	$113,531	$253,150	$359,380
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of September 27, 2020, the aggregate amount of transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $153 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $16 million, $60 million and $77 million will be recognized in the remainder of 2020, 2021 and thereafter, respectively.
Contract Assets
As of September 27, 2020, and December 29, 2019, the Company had $2.2 million and $3.4 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The decrease in the contract assets balance of $1.2 million for the nine months ended September 27, 2020, is due to consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the period ended September 27, 2020.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $4.7 million and $0.8 million of net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of September 27, 2020, and December 29, 2019, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS debt securities as of September 27, 2020, and December 29, 2019:

	September 27, 2020
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$119,042	$561	$(17)	$119,586
U.S. Treasury securities	97,712	94	(4)	97,802
U.S. governmental agency securities	47,759	68	(4)	47,823
Commercial paper	43,523	—	—	43,523
Total short-term AFS securities	$308,036	$723	$(25)	$308,734
Long-term AFS securities
Corporate debt securities	$118,690	$1,713	$(22)	$120,381
U.S. Treasury securities	88,059	2,343	—	90,402
U.S. governmental agency securities	64,881	89	(104)	64,866
Total long-term AFS securities	$271,630	$4,145	$(126)	$275,649

	December 29, 2019
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$98,864	$271	$(9)	$99,126
U.S. Treasury securities	43,098	8	(11)	43,095
U.S. governmental agency securities	37,471	35	(4)	37,502
Commercial paper	12,561	—	—	12,561
Certificates of deposit	9,501	—	—	9,501
Total short-term AFS securities	$201,495	$314	$(24)	$201,785
Long-term AFS securities
Corporate debt securities	$103,149	$617	$(29)	$103,737
U.S. Treasury securities	101,457	84	(103)	101,438
U.S. governmental agency securities	46,600	5	(84)	46,521
Total long-term AFS securities	$251,206	$706	$(216)	$251,696

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of September 27, 2020, and December 29, 2019, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 27, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$22,174	$(17)	$—	$—	$22,174	$(17)
U.S. Treasury securities	43,982	(4)	—	—	43,982	(4)
U.S. governmental agency securities	4,999	(2)	8,748	(2)	13,747	(4)
Total short-term AFS securities	$71,155	$(23)	$8,748	$(2)	$79,903	$(25)
Long-term AFS securities
Corporate debt securities	$10,466	$(22)	$—	$—	$10,466	$(22)
U.S. governmental agency securities	22,146	(104)	—	—	22,146	(104)
Total long-term AFS securities	$32,612	$(126)	$—	$—	$32,612	$(126)

	December 29, 2019
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$20,975	$(6)	$8,251	$(3)	$29,226	$(9)
U.S. Treasury securities	13,296	(3)	11,147	(8)	24,443	(11)
U.S. governmental agency securities	—	—	15,000	(4)	15,000	(4)
Total short-term AFS securities	$34,271	$(9)	$34,398	$(15)	$68,669	$(24)
Long-term AFS securities
Corporate debt securities	$35,891	$(25)	$4,502	$(4)	$40,393	$(29)
U.S. Treasury securities	60,935	(103)	—	—	60,935	(103)
U.S. governmental agency securities	34,167	(84)	—	—	34,167	(84)
Total long-term AFS securities	$130,993	$(212)	$4,502	$(4)	$135,495	$(216)
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
As of September 27, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of September 27, 2020, we have recognized no losses or allowance for credit losses related to AFS securities.
As of September 27, 2020, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 36 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
    During the first quarter of 2020, the Company acquired Listen In Audio, Inc., a company that transforms journalism articles into audio that is made available in a subscription-based product named “Audm,” in an all-cash transaction. We paid $8.6 million (comprised of $8.0 million cash payment and $0.6 million note receivable previously issued by the Company, which was canceled at the close of the transaction) and entered into agreements that will likely require retention payments over the three years following the acquisition. The Company allocated the purchase price for this acquisition based on the valuation of assets acquired and liabilities assumed, resulting in allocations primarily to goodwill of $5.8 million and intangibles of $2.7 million in the second quarter of 2020. The carrying amount of the intangible asset related to this acquisition has been included in Miscellaneous assets in our Condensed Consolidated Balance Sheets. The estimated useful life for this asset is 8 years and it is amortized on a straight-line basis.
During the third quarter of 2020, the Company acquired substantially all the assets and certain liabilities of Serial Productions, LLC (“Serial”). The purchase price includes approximately $25.0 million in cash that was paid at closing on July 29, 2020, and $9.3 million of contingent consideration. The contingent consideration is related to contingent payments based on the achievement of certain operational targets, as defined in the acquisition agreement, over the five years following the acquisition. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The fair value is based on significant unobservable inputs and therefore represents a Level 3 measurement as defined in Note 8.
The Company allocated the purchase price for this acquisition based on the valuation of assets acquired and liabilities assumed, resulting in allocations primarily to goodwill of $21.5 million and intangibles of $12.9 million as of the date of acquisition. The carrying amount of the intangible assets related to this acquisition has been included in Miscellaneous assets in our Condensed Consolidated Balance Sheets and include an indefinite-lived intangible of $9.0 million. The estimated useful life for the finite asset is 6 years and it is amortized on a straight-line basis.
The changes in the carrying amount of goodwill as of September 27, 2020, and since December 29, 2019, were as follows:

(In thousands)	Total Company
Balance as of December 29, 2019	$138,674
Business acquisitions	27,269
Foreign currency translation	2,757
Balance as of September 27, 2020	$168,700
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $17.0 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of September 27, 2020.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income/(expense) and other, net.
As of September 27, 2020, and December 29, 2019, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $21.8 million and $13.4 million, respectively. During the first quarter of 2020, we recorded a $10.1 million gain related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Condensed Consolidated Statements of Operations.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $3.9 million and $4.4 million in the third quarters of 2020 and 2019, respectively, and $11.6 million and $13.1 million in the first nine months of 2020 and 2019, respectively,
Interest income/(expense) and other, net
Interest income/(expense) and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Interest income and other expense, net (1)	$3,720	$5,078	$20,724	$17,093
Interest expense	(188)	(7,118)	(569)	(21,314)
Amortization of debt costs and discount on debt	—	1,278	—	590
Capitalized interest	5	7	22	59
Total interest income/(expense) and other, net	$3,537	$(755)	$20,177	$(3,572)
(1) The nine months ended September 27, 2020, include a $10.1 million gain related to a non-marketable equity investment transaction. The nine months ended September 29, 2019, include a fair value adjustment of $1.9 million related to the sale of a non-marketable equity security.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 27, 2020, and December 29, 2019, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 27, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$215,763	$230,431
Restricted cash included within other current assets	550	528
Restricted cash included within miscellaneous assets	15,302	16,559
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$231,615	$247,518
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
As of September 27, 2020, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
Severance Costs
We recognized no severance costs in the third quarter of 2020 and $0.3 million in severance costs in the third quarter of 2019, and $6.7 million and $2.4 million in the first nine months of 2020 and 2019, respectively. Severance costs recognized in 2020 were largely related to workforce reductions primarily affecting our advertising department. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We had a severance liability of $10.2 million and $8.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of September 27, 2020, and December 29, 2019, respectively. We anticipate most of the payments will be made within the next twelve months.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2020, and December 29, 2019:

(In thousands)	September 27, 2020				December 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$119,586	$—	$119,586	$—	$99,126	$—	$99,126	$—
U.S. Treasury securities	97,802	—	97,802	—	43,095	—	43,095	—
U.S. governmental agency securities	47,823	—	47,823	—	37,502	—	37,502	—
Commercial paper	43,523	—	43,523	—	12,561	—	12,561	—
Certificates of deposit	—	—	—	—	9,501	—	9,501	—
Total short-term AFS securities	$308,734	$—	$308,734	$—	$201,785	$—	$201,785	$—
Long-term AFS securities (1)
Corporate debt securities	$120,381	$—	$120,381	$—	$103,737	$—	$103,737	$—
U.S. Treasury securities	90,402	—	90,402	—	101,438	—	101,438	—
U.S. governmental agency securities	64,866	—	64,866	—	46,521	—	46,521	—
Total long-term AFS securities	$275,649	$—	$275,649	$—	$251,696	$—	$251,696	$—
Liabilities:
Deferred compensation (2)(3)	$19,797	$19,797	$—	$—	$23,702	$23,702	$—	$—
Contingent consideration(4)	$8,431	$—	$—	$8,431	$—	$—	$—	$—
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $46.8 million as of September 27, 2020, and $46.0 million as of December 29, 2019. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) The contingent consideration represents contingent payments in connection with the Serial acquisition. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. During the three months ended September 27, 2020, the Company made payments of $0.9 million related to the contingent consideration. The remaining balance of $8.4 million is included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets. See Note 5 for more information.
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
    The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	September 27, 2020			September 29, 2019
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,608	$—	$2,608	$1,278	$—	$1,278
Interest cost	11,742	1,648	13,390	14,708	2,089	16,797
Expected return on plan assets	(17,741)	—	(17,741)	(20,258)	—	(20,258)
Amortization of actuarial loss	5,655	1,521	7,176	4,635	1,094	5,729
Amortization of prior service credit	(486)	—	(486)	(487)	—	(487)
Net periodic pension cost/(income) (1)	$1,778	$3,169	$4,947	$(124)	$3,183	$3,059

	For the Nine Months Ended
	September 27, 2020			September 29, 2019
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$7,822	$—	$7,822	$3,835	$—	$3,835
Interest cost	35,226	4,945	40,171	44,125	6,265	50,390
Expected return on plan assets	(53,222)	—	(53,222)	(60,775)	—	(60,775)
Amortization of actuarial loss	16,966	4,564	21,530	13,905	3,282	17,187
Amortization of prior service credit	(1,459)	—	(1,459)	(1,459)	—	(1,459)
Net periodic pension cost/(income) (1)	$5,333	$9,509	$14,842	$(369)	$9,547	$9,178
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first nine months of 2020 and 2019, we made pension contributions of $6.9 million and $6.3 million, respectively, to the APP. We expect contributions in 2020 to total approximately $9 million to satisfy funding requirements.
As part of our continued effort to reduce the size and volatility of our pension plan obligations, and the administrative costs related thereto, in October 2020 we entered into an agreement with an insurance company to transfer approximately $235 million in pension obligations under the Pension Plan. See Note 16 for more information.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Multiemployer Plans
During the third quarter of 2019 we recorded a gain of $2.0 million from a multiemployer pension liability adjustment, which was recorded in Gain from pension liability adjustment in our Condensed Consolidated Statements of Operations.

Other Postretirement Benefits
The components of net periodic postretirement benefit (income)/cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service cost	$7	$6	$21	$20
Interest cost	257	402	770	1,202
Amortization of actuarial loss	763	843	2,289	2,531
Amortization of prior service credit	(1,099)	(1,192)	(3,378)	(3,574)
Net periodic postretirement benefit (income)/cost (1)	$(72)	$59	$(298)	$179
(1) The service cost component of net periodic postretirement benefit cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 10. INCOME TAXES
The Company had income tax expense of $7.3 million and $19.1 million in the third quarter and first nine months of 2020, respectively. The Company had income tax expense of $6.1 million and $16.8 million in the third quarter and first nine months of 2019, respectively. The Company’s effective tax rates from continuing operations were 17.8% and 17.5% for the third quarter and first nine months of 2020, respectively. The Company’s effective tax rates from continuing operations were 27.0% and 19.0% for the third quarter and first nine months of 2019, respectively. The Company received a tax benefit in the first and third quarters of 2020 and in the first quarter of 2019 from stock price appreciation on stock-based awards that settled in the quarters, resulting in lower than statutory tax rates in the third quarter of 2020 and in the first nine months of 2020 and 2019.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.0 million and 1.1 million in the third quarter and first nine months of 2020, respectively and 1.4 million in the third quarter and first nine months of 2019, resulted primarily from the dilutive effect of certain stock options, performance awards and restricted stock units.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the third quarters and first nine months of 2020 and 2019, respectively.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of September 27, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first nine months of 2020. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares under this authorization from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.
The following table summarizes the changes in AOCI by component as of September 27, 2020:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2019	$3,438	$(498,986)	$572	$(494,976)
Other comprehensive income before reclassifications, before tax	3,095	—	3,936	7,031
Amounts reclassified from accumulated other comprehensive loss, before tax	—	18,982	—	18,982
Income tax expense	823	5,083	1,049	6,955
Net current-period other comprehensive income, net of tax	2,272	13,899	2,887	19,058
Balance as of September 27, 2020	$5,710	$(485,087)	$3,459	$(475,918)
The following table summarizes the reclassifications from AOCI for the nine months ended September 27, 2020:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(4,837)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	23,819	Other components of net periodic benefit costs
Total reclassification, before tax(2)	18,982
Income tax expense	5,083	Income tax expense
Total reclassification, net of tax	$13,899
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the nine months ended September 27, 2020.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15. RECLASSIFICATION
    The Company changed the expense captions on its Condensed Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company reclassified expenses for the prior period in order to present comparable financial results. There was no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. A summary of changes is as follows:
“Production costs” has become “Cost of revenue”:
◦Cost of revenue contains all costs related to content creation, subscriber and advertiser servicing, and print production and distribution costs as well as infrastructure costs related to delivering digital content, which include all cloud and cloud related costs as well as compensation for employees that enhance and maintain our platforms. This represents a change from previously disclosed production costs, which did not include distribution or subscriber servicing costs. In addition, certain product development costs previously included in production costs have been reclassified to product development.
“Selling, general and administrative” has been split into three lines:
◦Sales and marketing represents all costs related to the Company’s marketing efforts as well as advertising sales costs.
◦Product development represents the Company’s investment into developing and enhancing new and existing product technology including engineering, product development, and data insights.
◦General and administrative includes general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
In addition, incentive compensation, which was previously wholly included in selling, general and administrative, was reclassified to align with the classification of the related wages across each of the expense captions.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the expenses as previously disclosed to the recast presentation for the quarter and nine months ended September 29, 2019, is as follows:

	As Reported for the Quarter Ended September 29, 2019	Reclassification		Recast for the Quarter Ended September 29, 2019
Operating costs
Production costs:
Wages and benefits	$106,377	$(106,377)	(1)(2)	$—
Raw materials	18,531	(18,531)	(1)	—
Other production costs	53,868	(53,868)	(1)(2)	—
Total production costs	178,776	(178,776)	(1)(2)	—
Cost of revenue (excluding depreciation and amortization)	—	245,100	(1)(3)(4)	245,100
Selling, general and administrative costs	207,226	(207,226)	(3)(4)(5)	—
Sales and marketing	—	64,218	(4)(5)	64,218
Product development	—	26,669	(2)(4)(5)	26,669
General and administrative	—	50,015	(4)(5)	50,015
Depreciation and amortization	15,450	—		15,450
Total operating costs	$401,452	$—		$401,452

	As Reported for the Nine Months Ended September 29, 2019	Reclassification		Recast for the Nine Months Ended September 29, 2019
Operating costs
Production costs:
Wages and benefits	$313,244	$(313,244)	(1)(2)	$—
Raw materials	57,527	(57,527)	(1)	—
Other production costs	149,102	(149,102)	(1)(2)	—
Total production costs	519,873	(519,873)	(1)(2)	—
Cost of revenue (excluding depreciation and amortization)	—	729,654	(1)(3)(4)	729,654
Selling, general and administrative costs	638,820	(638,820)	(3)(4)(5)	—
Sales and marketing	—	201,327	(4)(5)	201,327
Product development	—	75,658	(2)(4)(5)	75,658
General and administrative	—	152,054	(4)(5)	152,054
Depreciation and amortization	45,548	—		45,548
Total operating costs	$1,204,241	$—		$1,204,241
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. SUBSEQUENT EVENT
    On October 9, 2020, the Company entered into an agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”) under which approximately $235 million in pension obligations under The New York Times Companies Pension Plan will be transferred to MassMutual.
Under the agreement, the Company will purchase from MassMutual a group annuity contract for approximately 1,850 retirees (and beneficiaries) that will provide for an irrevocable commitment by MassMutual to make annuity payments to the affected retirees. As a result, the payment obligation and administration thereof for the affected retirees will be transferred from the Pension Plan to MassMutual. The transfer will not change the amount of the monthly pension benefits received by the affected retirees.
This arrangement is part of the Company’s continued effort to reduce the overall size and volatility of our pension plan obligations, and the administrative costs related thereto. The purchase of the group annuity contract will be funded through existing Pension Plan assets. As a result of the transaction, the Company expects to recognize a non-cash pension settlement charge of approximately $80-85 million before tax in the fourth quarter of 2020. This charge represents the acceleration of deferred charges currently accrued in AOCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes our newspaper, digital and print products and related businesses. We have one reportable segment.
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
The Company changed the expense captions on its Condensed Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company reclassified expenses for the prior period in order to present comparable financial results. There was no change to consolidated operating income, operating expense, net income or cash flows as a result of this change in classification. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more detail.
Financial Highlights
Diluted earnings per share from continuing operations were $0.20 and $0.10 for the third quarters of 2020 and 2019, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.22 and $0.12 for the third quarters of 2020 and 2019, respectively.
The Company had an operating profit of $39.6 million in the third quarter of 2020, compared with $25.1 million in the third quarter of 2019. The increase was principally driven by higher digital-only subscription revenues and lower costs, which more than offset lower advertising revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) increased to $56.5 million in the third quarter of 2020 from $44.1 million in the third quarter of 2019, primarily as a result of the factors identified above.
Total revenues decreased 0.4% to $426.9 million in the third quarter of 2020 from $428.5 million in the third quarter of 2019, primarily driven by a decrease in advertising revenue and other revenue. These declines were partially offset by higher subscription revenues.
Operating costs decreased in the third quarter of 2020 to $387.3 million from $401.5 million in the third quarter of 2019, largely due to lower media expenses and lower advertising sales costs, as well as lower print production and distribution and advertising servicing costs. These were partially offset by higher digital content delivery and journalism costs, including growth in the number of digital product development employees in connection with digital subscription strategic initiatives. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) decreased in the third quarter of 2020 to $370.4 million from $384.4 million in the third quarter of 2019, primarily as a result of the factors identified above.
Impact of COVID-19 Pandemic
The global coronavirus (COVID-19) pandemic, and attempts to contain it, have continued to result in significant economic disruption, market volatility and uncertainty. These conditions have affected our business and could continue to do so for the foreseeable future.
Unlike many media companies, which are primarily dependent on advertising, we derive substantial revenue from subscriptions (approximately 60% of total revenues in 2019 and 69% in the first three quarters of 2020). Although moderating from the early months of the pandemic, we have experienced significant growth in the number of subscriptions to our digital news and other products, which is attributable in part to an increase in traffic given the news environment. However, revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represent less than 10% of our total subscription revenues) have been, and we expect will continue to be, adversely affected as a result of widespread business closures, increased remote working and reductions in travel.
The worldwide economic slowdown caused by the pandemic also led to a significant decline in our advertising revenues, beginning in the first quarter of 2020 and continuing through the third quarter of 2020, and to the extent conditions persist, we expect that our advertising revenues will continue to be adversely affected.
However, our strong balance sheet has enabled us to continue to operate without the liquidity issues experienced by many other companies. As of September 27, 2020, we had cash, cash equivalents and short- and long-term marketable securities of $800.1 million, and we were debt-free. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months, enabling us to continue hiring in our newsroom, and in product and technology, and continue investment in important growth areas.
We have incurred and expect to continue to incur some additional costs in response to the pandemic, including certain enhanced employee benefits. These costs have not been significant to date, but we may incur significant additional costs as we continue to implement operational changes in response to the pandemic.
At this time, the complete impact that the COVID-19 pandemic, and the associated economic downturn, will have on our business is uncertain. While we remain confident in our prospects over the longer term, the extent to which the pandemic impacts us will depend on numerous evolving factors and future developments, including the severity and duration of the outbreak, and any resurgence thereof; the impact of the pandemic on economic activity and the companies with which we do business; governmental, business and other actions; travel restrictions; and social distancing measures, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Part II—Item 1A—Risk Factors” for more information.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Revenues
Subscription	$300,950	$267,302	12.6%	$879,573	$808,568	8.8%
Advertising	79,253	113,531	(30.2)%	253,150	359,380	(29.6)%
Other	46,692	47,668	(2.0)%	141,558	135,873	4.2%
Total revenues	426,895	428,501	(0.4)%	1,274,281	1,303,821	(2.3)%
Operating costs
Cost of revenue (excluding depreciation and amortization)	235,900	245,100	(3.8)%	709,719	729,654	(2.7)%
Sales and marketing	50,627	64,218	(21.2)%	164,040	201,327	(18.5)%
Product development	34,102	26,669	27.9%	95,641	75,658	26.4%
General and administrative	51,118	50,015	2.2%	162,791	152,054	7.1%
Depreciation and amortization	15,552	15,450	0.7%	46,368	45,548	1.8%
Total operating costs	387,299	401,452	(3.5)%	1,178,559	1,204,241	(2.1)%
Restructuring charge	—	4,008	*	—	4,008	*
Gain from pension liability adjustment	—	(2,045)	*	—	(2,045)	*
Operating profit	39,596	25,086	57.8%	95,722	97,617	(1.9)%
Other components of net periodic benefit costs	2,272	1,834	23.9%	6,735	5,502	22.4%
Interest income/(expense) and other, net	3,537	(755)	*	20,177	(3,572)	*
Income from continuing operations before income taxes	40,861	22,497	81.6%	109,164	88,543	23.3%
Income tax expense	7,283	6,070	20.0%	19,070	16,789	13.6%
Net income	33,578	16,427	*	90,094	71,754	25.6%
Net income attributable to The New York Times Company common stockholders	$33,578	$16,427	*	$90,094	$71,754	25.6%
* Represents a change equal to or in excess of 100% or not meaningful

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games (previously Crossword), Cooking and audio products), and single-copy and bulk sales of our print products (which represent less than 10% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 12.6% in the third quarter and 8.8% in the first nine months of 2020 compared with the same prior-year periods, primarily due to year-over-year growth of 49.6% in the number of subscriptions to the Company’s digital products as well as the continued focus on our digital pricing strategy which included price increases in 2020 for our most tenured subscribers. The increases in both periods were partially offset by a decrease in print subscription revenue attributable to lower single-copy and bulk sales, primarily as a result of the COVID-19 pandemic, as well as fewer subscriptions, partially offset by an increase in home delivery prices. The third quarter was the first full quarter in which digital-only subscription revenue exceeded print subscription revenue.
Paid digital-only subscriptions totaled approximately 6,063,000 at the end of the third quarter of 2020, a net increase of 393,000 subscriptions compared with the end of the second quarter of 2020 and a net increase of 2,010,000 compared with the end of the third quarter of 2019. The significant rate of year-over-year growth in our digital subscriptions that continued, although moderated, from the early months of the COVID-19 pandemic is attributable in part to an increase in traffic given the news environment, as well as a change made to the digital access model last year, which requires users to register and log in to access most of our content.
Digital-only news product subscriptions totaled approximately 4,665,000 at the end of the third quarter of 2020, a 275,000 net increase compared with the end of the second quarter of 2020 and a 1,468,000 increase compared with the end of the third quarter of 2019. Other product subscriptions (which include our Games, Cooking and audio products) totaled approximately 1,398,000 at the end of the third quarter of 2020, an increase of 118,000 subscriptions compared with the end of the second quarter of 2020 and an increase of 542,000 subscriptions compared with the end of the third quarter of 2019.
Print domestic home delivery subscriptions totaled approximately 831,000 at the end of the third quarter of 2020, relatively flat compared with the end of the second quarter of 2020 and a net decrease of 34,000 compared with the end of the third quarter of 2019. The year-over-year decrease is a result of secular declines.

The following table summarizes digital and print subscription revenues for the third quarters and first nine months of 2020 and 2019:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$140,740	$107,009	31.5%	$392,620	$313,785	25.1%
Other product subscription revenues(2)	14,546	8,855	64.3%	38,660	24,573	57.3%
Subtotal digital-only subscription revenues	155,286	115,864	34.0%	431,280	338,358	27.5%
Print subscription revenues:
Domestic home delivery subscription revenues(3)	129,912	126,769	2.5%	396,620	395,011	0.4%
Single-copy, NYT International and other subscription revenues(4)	15,752	24,669	(36.1)%	51,673	75,199	(31.3)%
Subtotal print subscription revenues	145,664	151,438	(3.8)%	448,293	470,210	(4.7)%
Total subscription revenues	$300,950	$267,302	12.6%	$879,573	$808,568	8.8%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Games, Cooking and audio products.
(3) Includes free access to some or all of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print subscriptions as of the end of the third quarters of 2020 and 2019:

	For the Quarters Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change
Digital-only subscriptions:
News product subscriptions(1)	4,665	3,197	45.9%
Other product subscriptions(2)	1,398	856	63.3%
Subtotal digital-only subscriptions	6,063	4,053	49.6%
Print subscriptions	831	865	(3.9)%
Total subscriptions	6,894	4,918	40.2%
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Games, Cooking and audio products. During the first quarter of 2020, the Company acquired a subscription-based audio product. Approximately 20,000 of the audio product’s subscriptions were included in the Company’s digital-only other product subscriptions at the time of acquisition.

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
(3) Print Other includes single-copy, NYT International and other subscription revenues.
Note: Revenues for 2012 and 2017 include the impact of an additional week.

Advertising Revenues
Advertising revenue is principally from advertisers promoting products, services or brands on digital platforms in the form of banners and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges and from creative service fees, including those associated with our branded content studio.
Advertising revenues are primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes advertising on websites, mobile applications, podcasts, emails and videos. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open market programmatic advertising, creative services fees and advertising revenue generated by Wirecutter, our product review and recommendation website. Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.
The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2020 and 2019:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Advertising revenues:
Digital	$47,763	$54,653	(12.6)%	$138,452	$168,222	(17.7)%
Print	31,490	58,878	(46.5)%	114,698	191,158	(40.0)%
Total advertising	$79,253	$113,531	(30.2)%	$253,150	$359,380	(29.6)%
Digital advertising revenues, which represented 60.3% of total advertising revenues in the third quarter of 2020, declined $6.9 million or 12.6%, to $47.8 million compared with $54.7 million in the same prior-year period primarily driven by a decrease in creative service fees. Core digital advertising revenue increased $0.4 million due to growth in podcast and email advertising revenue, which was partially offset by a decrease in revenues attributed to direct-sold display. Direct-sold display impressions declined 23%, while the average rate grew 18%. Other digital advertising revenue decreased $7.3 million as a result of the discontinuation of our HelloSociety and Fake Love creative services businesses, as well as lower creative services demand due to the COVID-19 pandemic. Open market programmatic advertising revenue was flat, as impressions increased by 25%, while the average rate decreased 17%. Overall display advertising impressions increased 71% as a result of an increase in traffic to our products, which were primarily filled by programmatic impressions.
Digital advertising revenues, which represented 54.7% of total advertising revenues in the first nine months of 2020, declined $29.8 million or 17.7% to $138.5 million, compared with $168.2 million in the same prior-year period primarily driven by a decrease in creative services and direct-sold display. Core digital advertising revenue decreased $10.2 million primarily due to a 19% decline in direct-sold display advertising revenue partially offset by a 19% increase in podcast revenues. Direct-sold display impressions declined 15%, while average rate grew 5%. Other digital advertising declined $19.6 million as a result of the discontinuation of HelloSociety and Fake Love creative services business, as well as lower demand for creative services due to the COVID-19 pandemic. This decline was partially offset by growth in open market programmatic advertising, as impressions increased by 51%, while the average rate decreased 30%. Overall display advertising impressions increased 103% as a result of an increase in traffic to our products, which were primarily filled by programmatic impressions.
Print advertising revenues, which represented 39.7% of total advertising revenues in the third quarter of 2020, declined $27.4 million or 46.5% to $31.5 million compared with $58.9 million in the same prior-year period. Print advertising revenues, which represented 45.3% of total advertising revenues in the first nine months of 2020, declined $76.5 million or 40.0% to $114.7 million compared with $191.2 million in the same prior year period. The decline in both periods was driven by lower demand as the COVID-19 pandemic further accelerated secular trends. The decline in print advertising revenue in the third quarter of 2020 was primarily in the luxury, entertainment, media and home furnishings categories. The decline in print advertising revenue in the first nine months of 2020 was primarily in the entertainment, luxury, media and home furnishings categories.
Other Revenues
Other revenues primarily consist of revenues from licensing, affiliate referrals from Wirecutter, the leasing of floors in the Company Headquarters, commercial printing, television and film, retail commerce and NYT Live (our live events business). Building rental revenue consists of revenue from the lease of floors in our Company Headquarters, which totaled $7.1 million and $7.9 million in the third quarters of 2020 and 2019, respectively, and $22.3 million and $23.0 million in the first nine months of 2020 and 2019, respectively.
Other revenues decreased 2.0% in the third quarter of 2020 and increased 4.2% in the first nine months of 2020, compared with the same prior-year periods. The decrease in the third quarter of 2020 was primarily a result of fewer television episodes as well as lower revenues from commercial printing and live events. These declines were partially offset by higher licensing revenue related to Facebook News and affiliate referral revenue related to Wirecutter. The increase in other revenues for the first nine months of 2020 primarily resulted from higher licensing revenue related to Facebook News and affiliate referral revenue related to Wirecutter, partially offset by a decline in revenues from commercial printing and live events.
Operating Costs
As noted above, effective with the quarter ended March 29, 2020, the Company changed the Operating costs captions on its Condensed Consolidated Statement of Operations. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more detail.
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$235,900	$245,100	(3.8)%	$709,719	$729,654	(2.7)%
Sales and marketing	50,627	64,218	(21.2)%	164,040	201,327	(18.5)%
Product development	34,102	26,669	27.9%	95,641	75,658	26.4%
General and administrative	51,118	50,015	2.2%	162,791	152,054	7.1%
Depreciation and amortization	15,552	15,450	0.7%	46,368	45,548	1.8%
Total operating costs	$387,299	$401,452	(3.5)%	$1,178,559	$1,204,241	(2.1)%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain our platforms.
Cost of revenue decreased in the third quarter of 2020 by $9.2 million compared with the third quarter of 2019, largely due to lower print production and distribution costs of $13.5 million and lower advertising servicing costs of $7.9 million, which were partially offset by higher digital content delivery costs of $5.1 million, higher journalism costs of $4.1 million and higher subscriber servicing costs of $3.0 million. The decrease in print production and distribution costs was largely due to lower newsprint consumption and pricing, as well as lower outside printing and distribution costs. The decrease in advertising servicing costs was due to lower creative services revenues, as well as lower volume of campaigns and live events. Higher digital content delivery costs were due to a growth in the number of employees to support cloud related operations, content creation and delivery systems and higher cloud storage costs. The increase in journalism costs was largely driven by an increase in the number of newsroom employees, partially offset by lower costs related to our television series. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions.
Cost of revenue decreased in the first nine months of 2020 by $19.9 million compared with the first nine months of 2019, largely due to lower print production and distribution costs of $41.9 million and lower advertising servicing costs of $17.4 million, which were partially offset by higher journalism costs of $19.8 million, higher digital content delivery costs of $12.4 million and higher subscriber servicing costs of $7.2 million. The decreases in print production and distribution costs and in advertising servicing costs were largely due to the factors identified above. The increase in journalism costs was largely driven by an increase in the number of newsroom employees. Higher digital content delivery and subscriber servicing costs were largely due to the factors identified above.

Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
Sales and marketing costs in the third quarter of 2020 decreased by $13.6 million compared with the third quarter of 2019, due primarily to lower media expenses and advertising sales costs.
Sales and marketing costs decreased in the first nine months of 2020 by $37.3 million compared with the first nine months of 2019, primarily as a result of the factors identified above.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased to $27.3 million in the third quarter of 2020 from $35.9 million in the third quarter of 2019 and decreased to $89.2 million in the first nine months of 2020 from $114.6 million in the first nine months of 2019 as the Company reduced its marketing spend during the COVID-19 pandemic.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology including engineering, product development, and data insights.
Product development costs in the third quarter of 2020 increased by $7.4 million compared with the third quarter of 2019, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives.
Product development costs in the first nine months of 2020 increased by $20.0 million compared with the first nine months of 2019, primarily as a result of the factors identified above.
General and Administrative Costs
General and administrative costs includes general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the third quarter of 2020 increased by $1.1 million compared with the third quarter of 2019, primarily as a result of growth in the number of employees, as well as higher outside services costs.
General and administrative costs in the first nine months of 2020 increased by $10.7 million compared with the first nine months of 2019, primarily as a result of severance, growth in the number of employees, as well as higher outside services costs.
Depreciation and Amortization
Depreciation and amortization costs in the third quarter and first nine months of 2020 remained relatively flat compared with the same prior-year periods.
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
Non-GAAP Financial Measures
We have included in this report certain supplemental financial information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Specifically, we have referred to the following non-GAAP financial measures in this report:
•diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and the impact of special items (or adjusted diluted earnings per share from continuing operations);

•operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit); and
•operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs).
The special item in 2020 consisted of:
•a $10.1 million gain ($7.4 million after tax or $.04 per share) related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and an $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Condensed Consolidated Statements of Operations.
The special items in 2019 consisted of:
•a $4.0 million charge ($3.0 million after tax or $.02 per share) related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC; and
•a $2.0 million gain ($1.5 million after tax or $.01 per share) from a multiemployer pension plan liability adjustment.
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
	For the Quarters Ended			For the Nine Months Ended
	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Diluted earnings per share from continuing operations	$0.20	$0.10	*	$0.54	$0.43	25.6%
Add:
Severance	—	—	—	0.04	0.01	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.03	(33.3)%
Other components of net periodic benefit costs	0.01	0.01	—	0.04	0.03	33.3%
Special item:
Restructuring charge	—	0.02	*	—	0.02	*
Gain from non- marketable equity security	—	—	—	(0.06)	—	*
Gain from pension liability adjustment	—	(0.01)	*	—	(0.01)	*
Income tax expense of adjustments	(0.01)	(0.01)	—	(0.01)	(0.02)	(50.0)%
Adjusted diluted earnings per share from continuing operations(1)	$0.22	$0.12	83.3%	$0.57	$0.49	16.3%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Operating profit	$39,596	$25,086	57.8%	$95,722	$97,617	(1.9)%
Add:
Depreciation & amortization	15,552	15,450	0.7%	46,368	45,548	1.8%
Severance	—	367	*	6,675	2,441	*
Multiemployer pension plan withdrawal costs	1,376	1,204	14.3%	4,198	4,454	(5.7)%
Special items:
Restructuring charge	—	4,008	*	—	4,008	*
Gain from pension liability adjustment	—	(2,045)	*	—	(2,045)	*
Adjusted operating profit	$56,524	$44,070	28.3%	$152,963	$152,023	0.6%
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change	September 27, 2020	September 29, 2019	% Change
Operating costs	$387,299	$401,452	(3.5)%	$1,178,559	$1,204,241	(2.1)%
Less:
Depreciation & amortization	15,552	15,450	0.7%	46,368	45,548	1.8%
Severance	—	367	*	6,675	2,441	*
Multiemployer pension plan withdrawal costs	1,376	1,204	14.3%	4,198	4,454	(5.7)%
Adjusted operating costs	$370,371	$384,431	(3.7)%	$1,121,318	$1,151,798	(2.6)%
* Represents a change equal to or in excess of 100% or not meaningful

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. Although there is uncertainty related to the anticipated continued effect of the COVID-19 pandemic on our business (see “—Executive Overview— Impact of COVID-19 Pandemic” and “Part II—Item 1A—Risk Factors”), given the strength of our balance sheet, we do not expect the pandemic to materially impact our liquidity position. As of September 27, 2020, we had cash, cash equivalents and short- and long-term marketable securities of $800.1 million. Our cash and marketable securities balances between the end of 2019 and September 27, 2020, increased, primarily due to cash proceeds from operating activities and proceeds from sale of investments, partially offset by consideration paid for acquisitions, capital expenditures, dividend payments, and share-based compensation tax withholding.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2020, the Board of Directors approved an increase in the quarterly dividend to $0.06 per share, which was paid in April 2020. In June and September 2020, the Board of Directors declared a quarterly dividend of $0.06 per share on the Class A and Class B Common Stock, which was paid in July and October 2020. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 27, 2020	September 29, 2019	% Change
Operating activities	$206,683	$121,600	70.0%
Investing activities	$(187,264)	$(37,258)	*
Financing activities	$(35,671)	$(43,139)	(17.3)%
* Represents a change equal to or in excess of 100% or not meaningful
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, contributions to retirement funds and other benefit payments, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in the first nine months of 2020 compared with the same prior-year period primarily due to higher cash collections from accounts receivable, higher income and higher cash payments received from prepaid subscriptions, partially offset by higher cash payments made to settle accounts payable, accrued payroll and other liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2020 was primarily related to $128.3 million in net purchases of marketable securities, consideration paid for acquisitions of $33.1 million, and $29.2 million in capital expenditures payments.
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
Net cash used in financing activities in the first nine months of 2020 was primarily related to dividend payments of $28.4 million and share-based compensation tax withholding payments of $11.7 million.

Restricted Cash
We were required to maintain $15.9 million of restricted cash as of September 27, 2020, and $17.1 million as of December 29, 2019, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $25 million and $33 million in the first nine months of 2020 and 2019, respectively. The decrease in capital expenditures was primarily driven by lower expenditures related to the build-out of additional office space in Long Island City, N.Y. and lower expenditures related to improvements at our College Point, N.Y. printing and distribution facility. The cash payments related to capital expenditures totaled approximately $29 million and $33 million in the first nine months of 2020 and 2019, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of September 27, 2020, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 27, 2020, our critical accounting policies have not changed from December 29, 2019.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 29, 2019. As of September 27, 2020, our contractual obligations and off-balance sheet arrangements have not changed materially from December 29, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 29, 2019, details our disclosures about market risk. As of September 27, 2020, there were no material changes in our market risks from December 29, 2019.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 27, 2020. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced a material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continuing to monitor and evaluate the situation to minimize any impact of the pandemic on the design and operating effectiveness of our internal control over financial reporting.

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
We derive substantial revenues from the sale of advertising (approximately 29% of our total revenues in 2019). Advertising spending is sensitive to overall economic conditions, and our advertising revenues are adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. The worldwide economic slowdown caused by the outbreak and spread of COVID-19 has materially adversely affected our advertising revenues, and our advertising revenues will likely continue to be adversely affected while these conditions persist. Likewise, the pandemic and attempts to contain it have resulted in the postponement and cancellation of live events, which has adversely affected our revenues from live events and related services, and will continue to adversely affect these revenues to the extent these conditions persist. It is possible that these revenues will not return to pre-pandemic levels once economic conditions improve.
We derive the majority of our revenues from the sale of subscriptions (approximately 60% of our total revenues in 2019). Although we have experienced significant growth in the number of subscriptions to our digital news and other products in the first nine months of 2020, this growth rate has been driven in part by an increase in traffic given the news environment, and may not be sustainable or indicative of results for future periods. In addition, the recent growth may reflect in part the shifting forward of growth that we would have otherwise seen in subsequent periods. Accordingly, the rate of growth in our digital subscriptions, which has moderated since the early months of the pandemic, may continue to moderate due to slower acquisition and/or higher cancellations as and when the pandemic subsides. Furthermore, to the extent that a prolonged weakening of global economic conditions leads consumers to reduce spending on discretionary activities, subscribers may increasingly shift to lower-priced subscription options or may forgo subscriptions altogether. In light of these factors, our ability to obtain new subscribers or to retain subscribers at their current or higher pricing levels could be hindered, reducing our subscription revenue. In addition, revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represent less than 10% of our total subscription revenues) have been, and we expect will continue to be, adversely affected as a result of widespread business closures, increased remote working and reductions in travel.
In response to public health recommendations, government mandates and other concerns, we have altered certain aspects of our operations, including having the vast majority of our workforce work remotely since March 2020, and remote work arrangements are expected to continue for the majority of our workforce at least through early July 2021. An extended period of remote work arrangements could introduce operational risk (including cybersecurity risk), result in a decline in productivity or otherwise negatively affect our ability to manage the business. In addition, if a significant portion of our workforce is unable to work, including because of illness, travel or government restrictions in connection with COVID-19 or shortages of necessary personal protective equipment, our operations may be negatively impacted. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required or that we determine are appropriate. We have incurred and expect to continue to incur some additional costs in response to the pandemic, including certain enhanced employee benefits. These costs have not been significant to date, but we may incur significant additional costs as we continue to implement operational changes in response to the pandemic. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.
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
It is also possible that the COVID-19 pandemic may accelerate or worsen the other risks discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the severity and duration of the outbreak, and any resurgence thereof; the impact of the pandemic on economic activity and the companies with which we do business; governmental, business and other actions; travel restrictions and social distancing measures, among many other factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On July 17, 2020, August 17, 2020, and September 18, 2020, we issued 1,520, 13,440 and 6,720 shares, respectively, of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversions, which were in accordance with our Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
In 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of September 27, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions), and $16.2 million remained under this authorization. The Company did not repurchase any shares during the first nine months of 2020. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 5, 2020	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)