Form 10-K
period 2020-12-27
NEW YORK TIMES CO
filed 2021-02-25
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 27, 2020
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 26, 2020, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $6.8 billion. As of such date, non-affiliates held 55,849 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 19, 2021 (exclusive of treasury shares), was as follows: 166,656,827 shares of Class A Common Stock and 781,724 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be held on April 28, 2021, are incorporated by reference into Part III of this report.

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
We are a global media organization focused on creating, collecting and distributing high-quality news and information. Our continued commitment to premium content and journalistic excellence makes The New York Times brand a trusted source of news and information for readers and viewers across various platforms. The quality of our coverage has been widely recognized with many industry and peer accolades, including 130 Pulitzer Prizes and citations, more than any other news organization.
The Company includes our digital and print products and related businesses. We have one reportable segment with businesses that include:
•our core news product, The New York Times (“The Times”), which is available on our mobile applications, on our website (NYTimes.com) and as a printed newspaper, and associated content such as our podcasts;
•our other interest-specific products, including Games (previously Crossword), Cooking and Audm (our read-aloud audio service), which are available on mobile applications and websites, and Wirecutter, our online review and recommendation product; and
•our related businesses, such as our licensing operations; our creative services associated with our branded content studio; our commercial printing operations; our live events business; and other products and services under The Times brand.
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games, Cooking and Audm products) and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Revenue information for the Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We believe that the significant growth in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. We had approximately 7.5 million paid subscriptions to our products as of December 27, 2020, more than at any point in our history.
THE NEW YORK TIMES COMPANY – P. 1

During 2020, we continued to make significant investments in our journalism and our digital products, while taking further steps to position our organization to operate effectively in a digital environment. The Times continued to break stories, produce investigative reports and help our audience understand a wide range of topics, including the Covid-19 pandemic and its many reverberations, a national reckoning over race and social justice, and the U.S. presidential election and its aftermath. We made significant investments in our newsroom, including capabilities in live, visual and data journalism, and in audio, including our highly popular news podcast, The Daily, which was downloaded 1.25 billion times in 2020. In addition, we acquired Serial Productions, the company that produces the groundbreaking “Serial” podcast, and Audm, which transforms long-form journalism into audio. In addition, we continue to innovate digital advertising solutions, including our first-party data products, which allow the Company to leverage its large and coveted audiences in privacy-forward ways.
Our business was affected in 2020 and may be further affected by the conditions, including significant economic disruption, market volatility and uncertainty, caused by the global coronavirus (Covid-19) pandemic and attempts to contain it. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
PRODUCTS
The Company’s principal business consists of distributing content generated by The Times newsroom through our digital and print platforms. In addition, we distribute selected content on third-party platforms.
Since 2011, we have charged consumers for content provided on our core news website (NYTimes.com) and mobile applications. Digital subscriptions can be purchased individually or through group corporate or group education subscriptions. Our access model generally offers users who have registered free access to a limited number of articles before requiring users to subscribe for access to additional content. We have made the choice at times to suspend limits on registered users' free access to particularly important coverage.
In addition to subscriptions to our digital news product, we offer standalone subscriptions to our Games, Cooking and Audm products. (In the first quarter of 2020, we acquired a company that transforms journalism articles into audio that is made available in a subscription-based product named “Audm.”) Certain digital news subscription packages include access to our Games and Cooking products.
Our products also include podcasts, which are distributed both on our digital platforms and on third-party platforms. We generate advertising and licensing revenue from this content, but do not charge users for access.
The Times’s print edition newspaper, published seven days a week in the United States, commenced publication in 1851. The Times also has an international edition that is tailored for global audiences. First published in 2013, the international edition succeeded the International Herald Tribune, a leading daily newspaper that commenced publishing in Paris in 1887. Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (primarily by schools and hotels) and single-copy sales. Print home-delivery subscribers are entitled to receive free access to some of our digital products.
SUBSCRIPTIONS AND AUDIENCE
Our content reaches a broad audience through both digital and print platforms. As of December 27, 2020, we had approximately 7,523,000 paid subscriptions across 232 countries and territories to our digital and print products.
Paid digital-only subscriptions totaled approximately 6,690,000 as of December 27, 2020, an increase of approximately 52% compared with December 29, 2019. This amount includes standalone paid subscriptions to our Games, Cooking and Audm products, which totaled approximately 840,000, 726,000 and 34,000, respectively, as of December 27, 2020. International digital-only news subscriptions represented approximately 18% of our digital-only news subscriptions as of December 27, 2020.
The number of paid digital-only subscriptions also includes estimated group corporate and group education subscriptions (which collectively represent approximately 4% of total paid digital subscriptions to our news products). The number of paid group subscriptions is derived using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher.
P. 2 – THE NEW YORK TIMES COMPANY

In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the six-month period ended September 30, 2020, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 27, 2020, The Times’s average print circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 374,000 for weekday (Monday to Friday) and 854,000 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
Average circulation for the international edition of our newspaper (which includes paid circulation of the newspaper in print and electronic replica editions) for the fiscal years ended December 27, 2020, and December 29, 2019, was approximately 105,000 (estimated) and 164,000, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. For 2020, this guidance excludes data from March through June 2020 in the calculation of annual average. The final 2020 figure will not be available until April 2021.
According to comScore Media Metrix, an online audience measurement service, in 2020, NYTimes.com had a monthly average of approximately 118 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, NYTimes.com had a monthly average of approximately 166 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
ADVERTISING
We have a comprehensive portfolio of advertising products and services. Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads.
The majority of our advertising revenue is derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party advertising exchanges.
Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising includes direct-sold website, mobile application, podcast, email and video advertisements. Other digital advertising includes advertising revenues generated by open-market programmatic advertising; creative services; Wirecutter, our review and recommendation product; and classified advertising. In 2020, digital advertising represented approximately 58% of our advertising revenues.
Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts. Column-inch ads are priced according to established rates, with premiums for color and positioning, and classified advertising is paid for on a per-line basis. The Times newspaper had the largest market share in 2020 in print advertising among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume. In 2020, print advertising represented approximately 42% of our advertising revenues.
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.
THE NEW YORK TIMES COMPANY – P. 3

COMPETITION
Our digital and print products compete for subscriptions and advertising with other media in their respective markets. Competition for subscription revenue and audience is generally based upon content breadth, depth, originality, quality and timeliness; product experience; format; price and access model; visibility on search engines and social media platforms and in mobile app stores; and service, while competition for advertising is generally based upon audience levels and demographics, advertising rates, service, targeting capabilities, advertising results and breadth of advertising offerings.
As our industry continues to shift from print to digital media, our products face competition for audience, subscriptions and advertising from a wide variety of digital media (many of which are free to users), including news and other information websites and mobile applications, news aggregators, sites that cover niche content, social media platforms, podcast distributors, and other forms of media. In addition, we compete for advertising on digital advertising networks and exchanges with real-time bidding and other programmatic buying channels.
Our digital news product most directly competes for audience, subscriptions and advertising with other U.S. and global news and information websites, mobile applications and digital products, including The Washington Post, The Wall Street Journal, CNN, BBC News, Vox, Buzzfeed, NPR, The Guardian and Financial Times. Our digital news product also competes with customized news feeds, news aggregators and social media products by companies such as Apple, Google, Facebook and Twitter. Our audio journalism competes for audience and advertising with content from Spotify, NPR and others, and for audience with content in Apple’s products.
Our print newspaper competes for subscriptions and advertising primarily with the print editions of national newspapers such as The Washington Post and The Wall Street Journal; newspapers of general circulation in New York City and its suburbs; other daily and weekly newspapers in markets in which The Times is circulated; and some national news and lifestyle magazines. The international edition of our newspaper competes with international sources of English-language news, including the Financial Times, Time, Bloomberg Business Week and The Economist, as well as pan-regional publications.
OTHER BUSINESSES
We also derive revenue from other businesses, which primarily include:
•The Company’s licensing of our intellectual property. Our licensing division transmits articles, graphics and photographs from The Times and other publications to over 1,500 clients, including newspapers, magazines and websites in 100 countries and territories worldwide. The licensing division also handles digital archive distribution, which licenses electronic databases to resellers in the business, professional and library markets; magazine licensing; news digests; book development and rights and permissions. In addition, the Company licenses select content to third-party digital platforms for access by their users. Finally, the Company licenses content for use in, and collaborates with third parties in the development and production of, television and films;
•Wirecutter, a review and recommendation product that serves as a guide to technology gear, home products and other consumer goods. This product generates affiliate referral revenue (revenue generated by offering direct links to merchants in exchange for a portion of the sale price upon completion of a transaction);
•The Company’s commercial printing operations, which utilize excess capacity at our College Point facility to print and distribute products for third parties; and
•The Company’s live events business, which hosts physical and virtual live events to connect audiences with our journalists and outside thought leaders, and is monetized through sponsorship and advertising.
P. 4 – THE NEW YORK TIMES COMPANY

PRINT PRODUCTION AND DISTRIBUTION
The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 24 remote print sites across the United States. We also utilize excess capacity at our College Point facility for commercial printing and distribution for third parties. The Times is delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.
The international edition of The Times is printed under contract at 26 sites throughout the world and is sold in over 130 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
RAW MATERIALS
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a large global manufacturer of paper, market pulp and wood products.
In 2020 and 2019, we used the following types and quantities of paper:

(In metric tons)	2020	2019
Newsprint(1)	71,600	93,300
Coated and Supercalendered Paper(2)	10,200	13,200
(1) Newsprint usage includes paper used for commercial printing.

(2) The Times uses a mix of coated and supercalendered paper for The New York Times Magazine, and coated paper for T: The New York
Times Style Magazine.
HUMAN CAPITAL
Our ability to attract, develop and maximize the contributions of world-class talent, and to create the conditions for our people to do their best work, is vital to the continued success of our mission and business and central to our long-term strategy. As we continue to transform the Company and foster a culture that enables our mission and people to thrive, we are focused on building a diverse, equitable and inclusive workplace and workforce that reflects the society that we report on; providing competitive compensation packages and otherwise incentivizing employees in unique and attractive ways; developing and promoting talent; and supporting the health, safety and well-being of our employees.
Diversity, Equity and Inclusion
The New York Times is driven by a simple but powerful mission: to seek the truth and help people understand the world. The diversity of our staff helps to make our news report deeper and richer, and better able to address the needs and experiences of our growing, global audience.
Since 2017, we have published annually a report on diversity and inclusion to provide transparency in the composition of our workforce, and recently published a more detailed report and plan of action focused on transforming our culture and strengthening our systems and practices for developing and supporting our workforce. We have also taken a number of steps over the years to advance our diversity, equity and inclusion goals, including:
•Building clear, fair and intentional processes for hiring, including requirements for recruiting diverse slates of job candidates;
•Conducting a pay equity analysis every two years to ensure that employees from traditionally under-represented groups are not adversely impacted by pay bias, as well as regularly reviewing and benchmarking pay against external market data;
•Continuing to invest in diversifying the pipeline of future journalists at both The Times and the broader industry, by creating and expanding programs like The New York Times Fellowship Program, a one-year
THE NEW YORK TIMES COMPANY – P. 5

work program for up-and-coming journalists, hosting an annual Student Journalism Institute for journalists of color, and supporting many outside organizations dedicated to increasing diversity in journalism, technology and the media;
•Fostering an inclusive workplace through, among other things, sponsoring 11 employee resource groups for people who share identities and interests and expanding trainings on unconscious bias and leading diverse teams; and
•Adopting policies, processes and guidelines to promote productive, effective and respectful communications with employees.
Talent and Development
Recognizing the critical importance of executive leadership to the success of the Company, the Board of Directors works with senior management to ensure that effective plans are in place for both short-term and long-term executive succession at the Company. The Board conducts annually a detailed review of the Company’s talent strategies, leadership pipeline and succession plans for key senior leadership roles. After a deliberate succession planning process, led by our Chairman and Publisher of The New York Times, A.G. Sulzberger, and the Presiding Director, Brian P. McAndrews, the Board appointed Meredith Kopit Levien from within the organization to be the Company’s President and Chief Executive Officer, effective September 2020. We also value ongoing development and continuous learning and strive to support and provide learning opportunities to our employees to invest in their career growth.
Compensation and Benefits
We offer a comprehensive compensation and benefits program designed to attract and maximize the contributions of talented individuals. The goal of this program is to meet the needs of our employees, support our strategic goals, mission and values, drive a high-performance culture, and pay competitively and equitably. In line with our business goals, our compensation philosophy links compensation to achieving sustained high performance and creating long-term stockholder value.
Health, Safety and Wellness
The physical and mental health, safety, well-being and work-life balance of our employees is vital to our success. We sponsor a wellness program designed to enhance physical, financial and mental well-being for all of our employees. During the early stages of the Covid-19 pandemic, we assembled a broad, cross-functional team to lead and coordinate the Company’s overall response, including to support employees during an extended period of working from home and consider how our policies and practices around remote and distributed work should evolve. Among other things, we expanded remote work, established specialized employee engagement and feedback initiatives, broadened benefit offerings and took early action in implementing protocols to protect the health and safety of our employees, many of whom were reporting on the frontlines of the pandemic. In addition, we introduced dependent care relief, an office supply reimbursement and ergonomic resources, mental health and wellness support, and a one-off bonus to all employees other than senior-most leaders to recognize their outstanding efforts and support them with any additional financial needs stemming from the pandemic.
Workforce Demographics
We had approximately 4,700 full-time equivalent employees as of December 27, 2020, which includes approximately 1,700 in our newsroom.
Approximately 40% of our full-time equivalent employees were represented by unions as of December 27, 2020, including certain employees at Wirecutter who formed a union in 2019. The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. As indicated below, five collective bargaining agreements, under which approximately 30% of our full-time equivalent employees are covered, will expire within one year and negotiations for new contracts are either ongoing or expected to begin in the near future. We cannot predict the timing or the outcome of these negotiations.
P. 6 – THE NEW YORK TIMES COMPANY

Employee Category	Expiration Date
NewsGuild of New York	March 30, 2021
Paperhandlers	March 30, 2021
Pressmen	March 30, 2021
Stereotypers	March 30, 2021
Voice Actors	October 31, 2021
Machinists	March 30, 2022
Mailers	March 30, 2023
Drivers	March 30, 2025
Typographers	March 30, 2025
In addition, we are in the process of negotiating an initial collective bargaining agreement with certain employees of Wirecutter.
AVAILABLE INFORMATION
We maintain a corporate website at http://www.nytco.com, and we encourage investors and other interested persons to use it as a way of easily finding information about us. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on this website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. In addition, we may periodically make announcements or disclose important information for investors on this website, including press releases or news regarding our financial performance and other items that may be material or of interest to our investors. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on this website. The information contained on our corporate website is not incorporated by reference into this filing.
THE NEW YORK TIMES COMPANY – P. 7

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K. Our business, financial condition, results of operations or the price of our publicly traded securities could be materially adversely affected by any or all of these risks, or by other risks or uncertainties not presently known or currently deemed immaterial, that may adversely affect us in the future.

Risks Related to Our Business and Industry
The impact of the Covid-19 pandemic continues to create considerable uncertainty for our business.
The global Covid-19 pandemic and efforts to contain it have continued to cause significant volatility, uncertainty and economic disruption. As with many companies, the pandemic has disrupted our business and could continue to do so for the foreseeable future.
We derive substantial revenues from the sale of advertising (approximately 22% of our total revenues in 2020). Advertising spending is sensitive to overall economic conditions, and our advertising revenues are adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. The worldwide economic conditions caused by the Covid-19 pandemic have materially adversely affected our advertising revenues. We expect our advertising revenues will likely continue to be adversely affected if and while these conditions persist, and some of our advertising revenues may not return to pre-pandemic levels once economic conditions improve. Likewise, the pandemic and attempts to contain it have resulted in the postponement and cancellation of live events, which has adversely affected our revenues from live events and related services, and will continue to adversely affect these revenues to the extent these conditions persist.
We derive the majority of our revenues from the sale of subscriptions (approximately 67% of our total revenues in 2020). Although we experienced significant growth in the number of subscriptions to our digital news and other products in 2020, we believe this growth rate was driven in part by an increase in traffic given the news environment, and we do not expect the 2020 growth rate to be sustainable or indicative of results for future periods. In addition, the recent growth may reflect in part changes in how our users spend their time during the pandemic and/or the shifting forward of growth that we would have otherwise seen in subsequent periods. Accordingly, the rate of growth in our digital subscriptions may moderate due to slower acquisition and/or higher cancellations. Furthermore, to the extent that current or future economic conditions lead consumers to reduce spending on discretionary activities, subscribers may increasingly shift to lower-priced subscription options or may forgo subscriptions altogether. In light of these factors, our ability to obtain new subscribers or to retain subscribers at their current or higher pricing levels could be hindered, reducing our subscription revenue. In addition, revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represented approximately 6% of our total subscription revenues in 2020) have been, and we expect will continue to be, adversely affected as a result of widespread business closures, continued increased levels of remote working and reductions in travel.
In response to public health recommendations, government mandates and other concerns, we have altered certain aspects of our operations, including having the vast majority of our workforce work remotely. An extended period of remote work arrangements could introduce operational risk (including cybersecurity risk), result in a decline in productivity or otherwise negatively affect our ability to manage the business. In addition, if a significant portion of our workforce is unable to work, including because of illness, travel or government restrictions in connection with Covid-19 or shortages of necessary personal protective equipment, our operations may be negatively impacted. We will continue to actively monitor the issues raised by the Covid-19 pandemic and may take further actions that alter our business operations as may be required or that we determine are appropriate. We have incurred and expect to continue to incur costs in connection with the pandemic, including costs relating to our workforce, such as enhanced employee benefits. These costs have not been significant to date, but we may incur significant additional costs as circumstances evolve, including in connection with potential operational changes. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our financial results.
The Times newspaper is printed at our production and distribution facility in College Point, N.Y., as well as under contract at remote print sites. If a significant percentage of our College Point employees were unable to work as
P. 8 – THE NEW YORK TIMES COMPANY

a result of the pandemic, our ability to print and distribute the newspaper and other commercial print products in the New York area could be negatively affected. To the extent our newsprint suppliers or print and distribution partners are further affected by renewed government “stay-at-home” mandates or recommendations, financial pressures, labor shortages or other circumstances relating to Covid-19 that lead to reduced operations or consolidations or closures of print sites and/or distribution routes, this could lead to an increase in costs to print and distribute our newspapers and/or a decrease in revenues if printing and distribution are disrupted. As a result of the pandemic’s effects, some of our print and distribution partners have taken steps to reduce the frequency with which newspapers are printed and distributed, which may not be reversed even once economic conditions improve, and additional partners may take similar steps. It is possible that the frequency with which newspapers are printed and distributed by our partners may affect the frequency with which we are able to print and distribute our newspaper, and significant disruptions to operations at our College Point production and distribution facility or at our newsprint suppliers or print and distribution partners could adversely affect our operating results.
It is also possible that the Covid-19 pandemic may accelerate or worsen the other risks discussed below. The extent to which the pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the scope and duration of the pandemic (including the extent of any resurgences thereof and the availability of effective treatments or vaccines); the impact of the pandemic on economic conditions and the companies with which we do business; governmental, business and other actions; travel restrictions and social distancing measures, among many other factors.
We face significant competition in all aspects of our business.
We operate in a highly competitive environment. We compete for subscription and advertising revenue with both traditional and other content providers, as well as news aggregators, search engines and social media platforms. Competition among these companies is robust, and new competitors can quickly emerge.
Our ability to compete effectively depends on many factors both within and beyond our control, including among others:
•our ability to continue delivering a breadth of high-quality journalism and content that is interesting and relevant to our audience;
•our reputation and brand strength relative to those of our competitors;
•the popularity, usefulness, ease of use, performance, reliability and value of our digital products, compared with those of our competitors;
•the sustained engagement of our audience directly with our products;
•our ability to reach new users in the United States and abroad;
•our ability to develop, maintain and monetize our products;
•the pricing of our products and our content access model;
•our marketing and selling efforts, including our ability to differentiate our products and services from those of our competitors;
•our visibility on search engines and social media platforms and in mobile app stores, compared with that of our competitors;
•our ability to attract, retain, and motivate talented employees, including journalists, engineers, data scientists and product managers;
•our ability to provide advertisers with a compelling return on their investments; and
•our ability to manage and grow our business in a cost-effective manner.
Some of our current and potential competitors may have greater resources than we do, which may allow them to compete more effectively than us. In addition, several of the companies that have competing digital news destination and subscription products, such as Apple and Google, also control some of the primary environments in which we develop relationships with new users and market and sell subscriptions to our products, and therefore can affect our ability to compete effectively. Some of these companies encourage their large audiences to consume our content within their products, impacting our ability to attract, engage and monetize users directly.
THE NEW YORK TIMES COMPANY – P. 9

Our success depends on our ability to improve and scale our technical infrastructure and respond and adapt to changes in technology and consumer behavior.
Our ability to attract and retain our users is dependent upon the reliable performance and increasing capabilities of our products and our underlying technical infrastructure. As we invest in our array of products and our digital business grows in size, scope and complexity, we must continue to invest in maintaining, integrating, improving and scaling our technical infrastructure. Our failure to do so, or any significant disruption in our service, could damage our reputation, result in a potential loss or ineffective monetization of users, and adversely affect our financial results.
These efforts are further complicated by the continuing rapid evolution of technology in the media industry and changes in the preferences and expectations of consumers as they seek more control over how they consume content. Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:
•we may be unable to maintain or update our technology infrastructure quickly enough and in a way that meets market and consumer demands;
•we may be unable to develop digital products consumers find engaging and that achieve a high level of market acceptance;
•we may introduce new products or services, or make changes to existing products and services, that are not received favorably by consumers;
•there may be changes in user sentiment about the quality or usefulness of our existing products or concerns related to privacy, security or other factors;
•we may fail to successfully manage changes implemented by social media platforms, search engines, news aggregators, mobile app stores and device manufacturers, including those that encourage user engagement with our content in their environments rather than directing users to our products, and those affecting how our content and applications are discovered, prioritized, displayed and monetized;
•consumers may increasingly use technology (such as incognito browsing) that decreases our ability to enforce limits on the free access we provide to our content and/or obtain useful information with respect to the behavior of users who engage with our products; and
•the consumption of our content on delivery platforms of third parties may lead to limitations on monetization of our products, the loss of control over distribution of our content and of a direct relationship with our audience, and lower engagement and subscription rates.
We continue to invest significant resources to mitigate these potential risks and to build, maintain and evolve our products and technology infrastructure. These investments may adversely impact our operating results in the near term and there can be no assurance as to our ability to use new and existing technologies to distinguish our products and services from those of our competitors, develop in a timely manner compelling new products and services that engage users, or sufficiently improve and scale our technical infrastructure and prevent disruptions in our service. If we are not successful in adapting our technical infrastructure and responding to changes in technology and consumer behavior, our business, financial condition and prospects may be adversely affected.
A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.
Revenue from subscriptions to our digital and print products makes up a majority of our total revenue. Subscriptions to our digital products generate substantial revenue for us, and our future growth and profitability depend upon our ability to retain and grow our digital subscriber base and audience in the U.S. and abroad while maintaining attractive unit economics. To do so will require us to continue to evolve our subscription model, address changing consumer demands and developments in technology, and improve our digital products while continuing to deliver high-quality journalism and content that our readers around the world find interesting, relevant and reliable. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our digital subscriber base or that we will be able to do so without taking steps such as maintaining or reducing pricing or incurring subscription acquisition costs that would affect our subscription revenues, margin and/or profitability.
P. 10 – THE NEW YORK TIMES COMPANY

We must continually add new subscriptions both to replace canceled subscriptions and to grow our business. The rate at which we add new subscribers depends on many factors, including significant news events, promotional pricing and/or our marketing expenditures and effectiveness (which may be affected by industry changes such as the phase-out of browser support for third party cookies and of mobile operating systems for advertising identifiers), and may not be sustainable. Subscribers cancel their subscriptions for many reasons, including the end of promotional pricing or in response to increases or other adjustments we may implement from time to time in our subscription pricing. If we do not grow subscriptions on a net basis as expected, our margins, liquidity and results of operation may be adversely impacted.
Expanding our audience and subscription base outside of the United States is part of our strategy and the growth of our business could be harmed if our expansion efforts do not succeed. Although we have a significant number of users outside of the United States, we are a U.S.-based company with limited experience in marketing our digital products in certain international regions and could be at a disadvantage compared with local and multinational competitors. Our continued expansion will depend on our ability to adapt, on a cost-effective basis, our content, products, pricing and marketing for global audiences, including differences in content preferences; product-feature preferences; culture; language; and market dynamics such as user behavior, spending capability and payment processing systems. Our success will also depend on our ability to successfully manage changes implemented by search engines that affect the visibility of our content. In addition, non-U.S. users are not as familiar with our brand and may not perceive us as relevant or trustworthy.
Our ability to retain and grow our digital subscriber base also depends on the sustained engagement of users directly with our products, including the frequency, breadth and depth of their use. If users become less engaged with our products, or consume our content outside our products, they may be less likely to purchase subscriptions or renew their existing subscriptions, which would adversely affect our subscription revenues. In addition, we have implemented and may continue to implement changes in the free access we provide to our content and/or the pricing of our subscriptions that could have an adverse impact on our ability to attract and retain our audience and subscription base.
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
Subscription revenue may be sensitive to discretionary spending and economic conditions in the markets we serve. To the extent economic conditions lead consumers to reduce spending on discretionary activities, our ability to retain current and obtain new subscribers or implement price increases could be hindered, thereby reducing our subscription revenue.
Our advertising revenues are affected by numerous factors, including economic conditions, market dynamics, audience fragmentation, evolving digital advertising trends and the evolution of our strategy.
We derive substantial revenues from the sale of advertising in our products. Advertising spending is sensitive to overall economic conditions, and our advertising revenues could be adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. The worldwide economic conditions caused by the Covid-19 pandemic have materially adversely affected our advertising revenues. We expect our advertising revenues will likely continue to be adversely affected if and while these conditions persist, and some of our advertising revenues may not return to pre-pandemic levels once economic conditions improve.
In determining whether to buy advertising, our advertisers consider the demand for our products, demographics of our reader base, advertising rates, results observed by advertisers, breadth and perceived effectiveness of advertising offerings and alternative advertising options.
Although print advertising revenue continues to represent a significant portion of our total advertising revenue (approximately 42% of our total advertising revenues in 2020), the overall proportion continues to decline. This trend was further accelerated as some of our traditional print advertisers, such as entertainment, luxury and retail, have been under particular pressure as a result of the effects of the Covid-19 pandemic and efforts to contain it, and a further decline in the economic prospects of these and other advertisers could alter current or prospective advertisers’
THE NEW YORK TIMES COMPANY – P. 11

spending priorities or result in consolidation or closures across various industries, which may reduce the Company’s overall advertising revenue. In addition, the increased popularity of digital media among consumers has driven a corresponding shift in demand from print advertising to digital advertising. However, our digital advertising revenue has not replaced, and may not replace in full, print advertising revenue lost as a result of the shift.
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
The digital advertising market itself continues to undergo change. Digital advertising networks and exchanges with real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale play a significant role in the advertising marketplace and have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers. Growing consumer reliance on mobile devices creates additional pressure, as mobile display advertising does not command the same rates as desktop advertising. Our digital advertising operations rely on a small number of significant technologies (particularly Google’s ad manager) which, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could have an adverse impact on our advertising revenues, operating costs and/or operating results.
Evolving standards for the delivery of digital advertising, as well as the development and implementation of technology, regulations, policies and practices that adversely affect our ability to deliver, target or measure the effectiveness of advertising (such as blocking the display of advertising and/or cookies and the phase-out of browser support for third party cookies and of mobile operating systems for advertising identifiers), may also adversely affect our advertising revenues if we are unable to develop effective solutions to mitigate their impact.
As the digital advertising market continues to evolve, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow digital audiences, collect and leverage data, and demonstrate the value of our advertising and the effectiveness of our products to advertisers.
We have continued to take steps intended to improve our users’ experiences and retain and grow our subscriber base. For example, in order to improve users’ experiences, we ceased presenting open-market programmatic advertising in our iOS and Android mobile applications. While these changes may result in long-term benefits for our advertising revenue, they have reduced and may further reduce the inventory for some of our digital advertising products and may otherwise impact advertising revenues.
Our brand and reputation are key assets of the Company, and negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
We believe The New York Times brand is a powerful and trusted brand with an excellent reputation for high-quality independent journalism and content, and this brand is a key element of our business. Our brand might be damaged by incidents that erode consumer trust (such as negative publicity), a perception that our journalism is unreliable or a decline in the perceived value of independent journalism or general trust in the media, which may be in part as a result of changing political and cultural environments in the U.S. and abroad or active campaigns by domestic and international political and commercial actors. We may introduce new products or services that users do not like and that may negatively affect our brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our reputation could also be damaged by failures of third-party vendors we rely on in many contexts. We are investing in defining and enhancing our brand. These investments are considerable and may not be successful. To the extent our brand and reputation are damaged, our ability to attract and retain readers, subscribers, advertisers and/or employees could be adversely affected, which could in turn have an adverse impact on our business, revenues and operating results.
P. 12 – THE NEW YORK TIMES COMPANY

The international scope of our business exposes us to economic, geopolitical and other risks inherent in foreign operations.
We have news bureaus and other offices around the world, and our digital and print products are generally available globally. We are focused on further expanding the international scope of our business and face the inherent risks associated with doing business abroad, including:
•government policies and regulations that restrict our products and operations, including censorship or other restrictions on access to our content and products; the expulsion of journalists or other employees; or other restrictive or retaliatory actions or behavior;
•effectively managing and staffing foreign operations, including complying with local laws and regulations in each different jurisdiction;
•providing for the safety and security of our journalists and other employees;
•potential economic, legal, political or social uncertainty and volatility in local or global market conditions or catastrophic events (e.g., a natural disaster, an act of terrorism, a pandemic (such as the Covid-19 pandemic), epidemic or outbreak of a disease or severe weather) that could adversely affect the companies with which we do business; cause changes in discretionary spending; restrict our journalists’ travel; or otherwise adversely impact our operations and business;
•navigating local customs and practices;
•protecting and enforcing our intellectual property and other rights under varying legal regimes;
•complying with international laws and regulations, including those governing intellectual property, libel and defamation, labor and employment, tax, consumer privacy and the collection, use, retention, sharing and security of consumer and staff data;
•restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership, foreign investment or repatriation of funds;
•higher-than-anticipated costs of entry; and
•currency exchange rate fluctuations.
Adverse developments in any of these areas could have an adverse impact on our business, financial condition and results of operations. For example, we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.
If we are unable to attract and maintain a highly skilled and diverse workforce, it could have a negative impact on our competitive position, reputation, business, financial condition or results of operations.
Our ability to attract, develop and maximize the contributions of world-class talent, and to create the conditions for our people to do their best work, is vital to the continued success of our mission and business and central to our long-term strategy. Qualified individuals are in high demand, particularly journalists, engineers, data scientists and product managers in New York City, and our employees and individuals we seek to hire are highly sought after by our competitors and other companies. Our continued ability to attract and retain highly skilled journalists and other personnel for all areas of our organization depends on many factors, including maintaining our reputation, as well as a diverse and inclusive work environment. In addition, we must continue to offer competitive compensation and benefits, and this could result in increased costs to attract, develop and retain them. We must also continue to adapt to ever-changing workplace and workforce dynamics, including in connection with increased levels of remote working as a result of the Covid-19 pandemic and other changes in the business and cultural landscape. Failing to adapt effectively to these changes and employee expectations could impact our ability to compete effectively (including for talent) or have an adverse impact on our corporate culture or operations. If we are unable to attract and maintain a highly skilled and diverse workforce, it would negatively impact our competitive position and reputation, and could adversely affect our business, financial condition or results of operations.
THE NEW YORK TIMES COMPANY – P. 13

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

Risks Related to Investments, Acquisitions and Divestitures
Investments we make in new and existing products and services expose us to risks and challenges that could adversely affect our operations and profitability.
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to develop new products and services. These investments have included, among others: enhancements to our core news product and our other products (including our Games, Cooking, Wirecutter and audio products); investments in our podcasts, film and television initiatives and children’s product initiative; as well as investments in our commercial printing and other ancillary operations. These efforts present numerous risks and challenges, including the potential need for us to appeal to new audiences; develop additional expertise in certain areas; technological and operational challenges; the need to effectively allocate capital resources; new and/or increased costs (including marketing costs and costs to recruit, integrate and retain skilled employees); risks associated with strategic relationships such as content licensing; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
Although we believe we have a strong and well-established reputation as a global media company, our ability to market our products effectively, and to gain and maintain an audience, particularly for some of our new digital products, is not certain, and if they are not favorably received, our brand may be adversely affected. Even if our new products and services, or enhancements to existing products and services, are favorably received, they may not advance our business strategy as expected, may result in unanticipated costs or liabilities and may fall short of expected return on investment targets or fail to generate sufficient revenue to justify our investments, which could adversely affect our business, results of operations and financial condition.
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
Acquisitions may involve significant risks and uncertainties, including:
•difficulties in integrating acquired businesses (including cultural challenges associated with integrating employees from the acquired company into our organization);
•diversion of management attention from other business concerns or resources;
•use of resources that are needed in other parts of our business;
•possible dilution of our brand or harm to our reputation;
•the potential loss of key employees;
•risks associated with new strategic relationships;
P. 14 – THE NEW YORK TIMES COMPANY

•risks associated with integrating financial reporting, internal control and information technology systems; and
•other unanticipated problems and liabilities.
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

Risks Related to Our Operating Costs
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
We sponsor a frozen single-employer defined benefit pension plan. Although we have frozen participation and benefits under our single-employer plan and have taken other steps to reduce the size and volatility of our pension plan obligations, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to, this plan.
In addition, the Company and the NewsGuild of New York jointly sponsor a defined benefit plan that continues to accrue active benefits for employees represented by the NewsGuild.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. As of December 27, 2020, our qualified defined benefit pension plans had plan assets that were approximately $36 million above the present value of future benefits obligations. Our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include: legislative changes; assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and bond markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, the Company sponsors several non-qualified pension plans, with unfunded obligations totaling $260 million. Although we have frozen participation and benefits under all but one of these plans, and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including
THE NEW YORK TIMES COMPANY – P. 15

changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our results of operations, financial condition and cash flows.
We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our current and former production and delivery employees and a small number of voice actors who work on Audm, our read-aloud audio service. Our required contributions to certain plans have increased as our commercial printing operations have expanded. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets, other funding deficiencies, or potential legislative action. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.
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
Approximately 40% of our full-time equivalent employees were represented by unions as of December 27, 2020. As a result, we are required to negotiate the wages, benefits and other terms and conditions of employment with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
P. 16 – THE NEW YORK TIMES COMPANY

A significant increase in the price of newsprint, or significant disruptions in our newsprint supply chain or newspaper printing and distribution channels, would have an adverse effect on our operating results.
The cost of raw materials, of which newsprint is the major component, represented approximately 3% of our total operating costs in 2020. The price of newsprint has historically been volatile and could increase as a result of various factors, including:
•a reduction in the number of newsprint suppliers due to restructurings, bankruptcies, consolidations and conversions to other grades of paper;
•increases in supplier operating expenses due to rising raw material or energy costs or other factors;
•currency volatility;
•tariffs on certain paper imports from Canada into the United States; and
•an inability to maintain existing relationships with our newsprint suppliers.
We also rely on suppliers for deliveries of newsprint, and the availability of our newsprint supply may be affected by various factors, including labor unrest, transportation issues and other disruptions that may affect deliveries of newsprint.
Outside the New York area, The Times is printed and distributed under contracts with print and distribution partners across the United States and internationally. To the extent that financial pressures, newspaper industry economics or other circumstances affect our print and distribution partners and/or lead to reduced operations or consolidations or closures of print sites and/or distribution routes, this could increase the cost of printing and distributing our newspapers and/or decrease our revenues if printing and distribution are disrupted. As a result of the pandemic’s effects, some of our print and distribution partners have taken steps to reduce the frequency with which newspapers are printed and distributed, which may not be reversed even once economic conditions improve, and additional partners may take similar steps. It is possible that the frequency with which newspapers are printed and distributed by our partners may affect the frequency with which we are able to print and distribute our newspaper.
If newsprint prices increase significantly or we experience significant disruptions in our newsprint supply chain or newspaper printing and distribution channels, our operating results may be adversely affected.

Risks Related to Information Systems and Other Technology
Security breaches and other network and information systems disruptions could affect our ability to conduct our business effectively and damage our reputation.
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
We regularly face attempts by malicious actors to breach our security and compromise our information technology systems. These attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data, and other techniques), to disrupt service or exfiltrate data. Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. The risk from activities of this nature may also increase during times of instability, including during the Covid-19 pandemic as online activity increases and operational changes such as remote working are in effect for the vast majority of our workforce. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
In addition, our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from the effects of natural disasters or climate change (such as increased storm
THE NEW YORK TIMES COMPANY – P. 17

severity and flooding); fires; power, systems or internet outages; acts of terrorism; pandemics (such as Covid-19); or other similar events.
We have implemented controls and taken other preventative measures designed to strengthen our systems against such incidents and attacks, including measures designed to reduce the impact of a security breach at our third-party vendors. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, there can be no assurance as to the costs of additional controls and measures that we may conclude are necessary in the future.
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
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the processing (including the collection, use, retention and sharing) and security of the data we receive from and about individuals. Failure to protect confidential data, provide individuals with adequate notice of our privacy policies or obtain required valid consent, for example, could subject us to liabilities imposed by these jurisdictions. Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current or enact new laws regarding privacy and data protection. For example, the General Data Protection Regulation adopted by the European Union imposes stringent data protection requirements and significant penalties for noncompliance; California’s Consumer Privacy Act and Consumer Privacy Rights Act, and associated regulations, create new data privacy rights; and the European Union’s forthcoming ePrivacy Regulation is expected to impose, with respect to electronic communications, stricter data protection and data processing requirements.
In addition, various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the manner in which we market our subscription products, including with respect to subscriptions, billing and auto-renewal. These laws and regulations often differ across jurisdictions and continue to evolve. These laws, as well as any changes in these laws, could adversely affect our ability to attract and retain subscribers.
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
P. 18 – THE NEW YORK TIMES COMPANY

We are subject to payment processing risk.
We accept payments using a variety of different payment methods, including credit and debit cards and direct debit. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain certifications, rules and regulations. To the extent there are disruptions in our or third-party payment processing systems, material changes in the payment ecosystem, failure to recertify and/or changes to rules or regulations concerning payment processing, we could experience increased costs, be subject to fines and/or civil liability, or lose our ability to accept credit and debit card payments, which could impact our ability to collect subscription and advertising revenues, harm our reputation and adversely impact our results of operations.
Defects, delays or interruptions in the cloud-based hosting services we utilize could adversely affect our reputation and operating results.
We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services generally, including as a result of the effects of the Covid-19 pandemic, could result in interruptions in service to our subscribers and advertisers and/or the Company’s critical business functions, notwithstanding any business continuity or disaster recovery plans or agreements that may currently be in place with some of these providers. This could result in unanticipated downtime and/or harm to our reputation and operating results.

Risks Related to Intellectual Property
Our business may suffer if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable brand, content, services and internally developed technology. We believe the protection and monetization of our proprietary trademarks and other intellectual property are critical to our continued success and our competitive position. Unauthorized parties have unlawfully misappropriated our brand, content, services, technology and other intellectual property or may attempt to do so, and the measures we have taken to protect our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
The Internet, combined with advancements in technology, has made unauthorized copying and wide dissemination of unlicensed content easier, including by anonymous foreign actors. At the same time, enforcement of our intellectual property rights has become more challenging. As our business and the presence and impact of bad actors become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in other jurisdictions. In addition, intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet.
If we are unable to protect and enforce our intellectual property rights, we may not succeed in realizing the full value of our assets, and our business, brand and profitability may suffer. In addition, if we must litigate in the United States or elsewhere to enforce our intellectual property rights, such litigation may be costly and time consuming.
We have been, and may be in the future, subject to claims of intellectual property infringement that could adversely affect our business.
We periodically receive claims from third parties alleging violations of their intellectual property rights. These third parties include rights holders seeking to enforce and/or monetize intellectual property they own or otherwise have rights to through asserting claims of infringement or misuse. Even if we believe that these claims of intellectual property infringement are without merit, defending against them can be time-consuming, expensive to litigate or settle and a diversion of management attention. As our Company grows and publishes more content on our own platforms and third-party platforms (like social media), the likelihood of receiving incoming claims of infringement also rises.
These third-party intellectual property infringement claims, if successful, may require us to enter into royalty or licensing agreements on unfavorable terms, use more costly alternative technology, alter certain of our operations or otherwise incur substantial monetary liability. The occurrence of any of these events as a result of these claims could result in substantially increased costs or otherwise adversely affect our business.
THE NEW YORK TIMES COMPANY – P. 19

Risks Related to the Terms of Our Debt and Common Stock
The terms of our credit facility impose restrictions on our operations that could limit our ability to undertake certain actions.
In September 2019, we entered into a $250.0 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 27, 2020, there were no outstanding borrowings under the Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a description of the Credit Facility.
The Credit Facility contains various customary affirmative and negative covenants, including certain financial covenants and various incurrence-based negative covenants imposing potentially significant restrictions on our operations. These covenants restrict, subject to various exceptions, our ability to, among other things:
•incur debt (directly or by third-party guarantees);
•grant liens;
•pay dividends;
•make investments;
•make acquisitions or dispositions; and
•prepay debt.
Any of these restrictions and limitations could make it more difficult for us to execute our business strategy.
We may not have access to the capital markets on terms that are acceptable to us or may otherwise be limited in our financing options.
From time to time the Company may need or desire to access the long-term and short-term capital markets to obtain financing. The Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) the Company’s financial performance; (2) the Company’s credit ratings or absence of a credit rating; (3) liquidity of the overall capital markets; and (4) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on terms acceptable to it.
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
We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with holders of Class B Common Stock, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of our auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board of Directors and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds approximately 95% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, the trustees are directed to retain the Class B Common Stock held in trust and to vote such stock against any merger, sale of assets or other transaction pursuant to which control of The Times passes from the trustees, unless they determine that the primary objective of the trust can be achieved better by the implementation of such transaction. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common Stock could be adversely affected.
P. 20 – THE NEW YORK TIMES COMPANY

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located at 620 Eighth Avenue, New York, New York, in our headquarters building, which was completed in 2007 and consists of approximately 1.54 million gross square feet (the “Company Headquarters”). We own a leasehold condominium interest representing approximately 828,000 gross square feet in the building. In December 2019, we repurchased the portion of the condominium interest that we had sold and simultaneously leased back in 2009 (the “Condo Interest”) for $245.3 million and, as a result, we now own our interest in the building unencumbered. As of December 27, 2020, we had leased approximately 12.5 floors to third parties.
In addition, we have a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site. In 2019, we exercised our option to purchase the property, which was previously owned by the City of New York, for approximately $6.9 million.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally have damage claims that are greatly in excess of the payments, if any, that we would be required to pay if we lost or settled the cases. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

THE NEW YORK TIMES COMPANY – P. 21

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 25, 2021
A.G. Sulzberger	40	2009	Chairman (since January 2021) and Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015 to 2016); Assistant Editor (2012 to 2015)
Meredith Kopit Levien	49	2013	President and Chief Executive Officer (since September 2020); Executive Vice President and Chief Operating Officer (2017 to September 2020); Executive Vice President and Chief Revenue Officer (2015 to 2017); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013)
R. Anthony Benten	57	1989	Senior Vice President, Treasurer (since 2016) and Chief Accounting Officer (since 2019); Corporate Controller (2007 to 2019); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	52	2004	Executive Vice President, General Counsel (since 2017) and Secretary (since 2011); Interim Executive Vice President, Talent & Inclusion (August 2020 to January 2021); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)
Roland A. Caputo	60	1986	Executive Vice President and Chief Financial Officer (since 2018); Executive Vice President, Print Products and Services Group (2013 to 2018); Senior Vice President and Chief Financial Officer, The New York Times Media Group (2008 to 2013)
Jacqueline Welch	51	2021	Executive Vice President and Chief Human Resources Officer (since January 2021); Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer, Freddie Mac (2016 to 2020); independent consultant (2014 to 2016); Senior Vice President, Human Resources – International (2010 to 2013) and Senior Vice President, Talent Management and Diversity (2008 to 2010), Turner Broadcasting

P. 22 – THE NEW YORK TIMES COMPANY

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “NYT.” The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 19, 2021, was as follows: Class A Common Stock: 4,968; Class B Common Stock: 25.
In February 2021, the Board of Directors approved a quarterly dividend of $0.07 per share. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
Total for the fourth quarter of 2020	—	$—	—	$16,236,612
(1)On January 13, 2015, the Board of Directors approved an authorization of $101.1 million to repurchase shares of the Company’s Class A Common Stock. As of December 27, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. All purchases were made pursuant to our publicly announced share repurchase program. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.

THE NEW YORK TIMES COMPANY – P. 23

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 27, 2020, on an assumed investment of $100 on December 27, 2015, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index and The New York Times Company’s Class A Common Stock
P. 24 – THE NEW YORK TIMES COMPANY

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for the New England Media Group, which was sold in 2013, have been presented as discontinued operations for all periods presented. The pages following the table show certain items included in Selected Financial Data. Fiscal year 2017 comprised 53 weeks and all other fiscal years presented in the table below comprised 52 weeks.

	As of and for the Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Statement of Operations Data
Revenues	$1,783,639	$1,812,184	$1,748,598	$1,675,639	$1,555,342
Operating costs	1,607,383	1,634,639	1,558,778	1,493,278	1,419,416
Headquarters redesign and consolidation	—	—	4,504	10,090	—
Restructuring charge	—	4,008	—	—	16,518
(Gain)/loss from pension liability adjustment	—	(2,045)	(4,851)	(4,320)	6,730
Operating profit	176,256	175,582	190,167	176,591	112,678
Other components of net periodic benefit costs	89,154	7,302	8,274	64,225	11,074
Gain/(loss) from joint ventures	5,000	—	10,764	18,641	(36,273)
Interest income/(expense) and other, net	23,330	(3,820)	(16,566)	(19,783)	(34,805)
Income from continuing operations before income taxes	115,432	164,460	176,091	111,224	30,526
Income from continuing operations	100,837	139,966	127,460	7,268	26,105
Loss from discontinued operations, net of income taxes	—	—	—	(431)	(2,273)
Net income attributable to The New York Times Company common stockholders	100,103	139,966	125,684	4,296	29,068
Balance Sheet Data
Cash, cash equivalents and marketable securities	$881,990	$683,912	$826,363	$732,911	$737,526
Property, plant and equipment, net	594,516	627,121	638,846	640,939	596,743
Total assets	2,307,689	2,089,138	2,197,123	2,099,780	2,185,395
Total debt and capital lease obligations	—	—	253,630	250,209	246,978
Total New York Times Company stockholders’ equity	1,325,517	1,172,003	1,040,781	897,279	847,815

THE NEW YORK TIMES COMPANY – P. 25

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 27, 2020	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.60	$0.84	$0.76	$0.03	$0.19
Loss from discontinued operations, net of income taxes	—	—	—	—	(0.01)
Net income	$0.60	$0.84	$0.76	$0.03	$0.18
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.60	$0.83	$0.75	$0.03	$0.19
Loss from discontinued operations, net of income taxes	—	—	—	—	(0.01)
Net income	$0.60	$0.83	$0.75	$0.03	$0.18
Dividends declared per share	$0.24	$0.20	$0.16	$0.16	$0.16
New York Times Company stockholders’ equity per diluted common share	$7.89	$7.00	$6.23	$5.46	$5.21
Average basic common shares outstanding	166,973	166,042	164,845	161,926	161,128
Average diluted common shares outstanding	168,038	167,545	166,939	164,263	162,817
Key Ratios
Operating profit to revenues	9.9%	9.7%	10.9%	10.5%	7.2%
Return on average common stockholders’ equity	8.0%	12.7%	13.0%	0.5%	3.5%
Return on average total assets	4.6%	6.5%	5.8%	0.2%	1.3%
Total debt and capital lease obligations to total capitalization	—%	—%	19.6%	21.8%	22.6%
Current assets to current liabilities	1.72	1.64	1.33	1.80	2.00
Full-Time Equivalent Employees	4,700	4,500	4,320	3,789	3,710
The items below are included in the Selected Financial Data. As a result of the adoption of ASU 2017-07 during the first quarter of 2018, the Company has recast the respective prior periods to conform with the current period presentation.
2020
The items below had a net unfavorable effect on our Income from continuing operations of $63.0 million, or $0.38 per share:
•$80.6 million in pension settlement charges ($58.9 million after tax, or $0.35 per share) in connection with the transfer of certain pension benefit obligations to an insurer;
•$14.1 million of pre-tax expenses ($10.3 million after tax, or $0.06 per share) for non-operating retirement costs;
•a $10.1 million gain ($7.4 million after tax or $0.04 per share) related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and an $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Consolidated Statements of Operations;
•a $6.7 million pre-tax charge ($4.9 million after tax, or $0.03 per share) for severance costs; and
P. 26 – THE NEW YORK TIMES COMPANY

•a $5.0 million pre-tax gain ($3.7 million or $0.02 per share after tax) reflecting our proportionate share of a distribution from the pending liquidation of Madison Paper Industries (“Madison”), a partnership that previously operated a paper mill, in which the Company has an investment through a subsidiary. See Note 6 of the Notes to the Consolidated Financial Statements for more information on this item.
2019
The items below had a net unfavorable effect on our Income from continuing operations of $14.5 million, or $0.09 per share:
•$13.5 million of pre-tax expenses ($10.0 million after tax, or $0.06 per share) for non-operating retirement costs;
•a $4.0 million pre-tax charge ($3.0 million after tax or $0.02 per share) related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC;
•a $4.0 million pre-tax charge ($3.0 million after tax, or $0.02 per share) for severance costs; and
•a $2.0 million pre-tax gain ($1.5 million after tax, or $0.01 per share) from a multiemployer pension plan liability adjustment. See Note 9 of the Notes to the Consolidated Financial Statements for more information on this item.
2018
The items below had a net unfavorable effect on our Income from continuing operations of $7.3 million, or $0.05 per share:
•$15.3 million of pre-tax expenses ($11.2 million after tax, or $0.07 per share) for non-operating retirement costs;
•an $11.3 million pre-tax gain ($8.5 million after tax or $0.05 per share) reflecting our proportionate share of a distribution from the pending liquidation of Madison, in which the Company has an investment through a subsidiary. See Note 6 of the Notes to the Consolidated Financial Statements for more information on this item;
•a $6.7 million pre-tax charge ($4.9 million after tax, or $0.03 per share) for severance costs;
•a $4.9 million pre-tax gain ($3.6 million after tax or $0.02 per share) from a multiemployer pension plan liability adjustment. See Note 9 of the Notes to the Consolidated Financial Statements for more information on this item; and
•a $4.5 million pre-tax charge ($3.3 million after tax or $0.02 per share) in connection with the redesign and consolidation of space in our Company Headquarters. See Note 7 of the Notes to the Consolidated Financial Statements for more information on this item.
2017 (53-week fiscal year)
The items below had a net unfavorable effect on our Income from continuing operations of $119.9 million, or $0.73 per share:
•$102.1 million of pre-tax pension settlement charges ($61.5 million after tax, or $0.37 per share) in connection with the transfer of certain pension benefit obligations to insurers (in connection with the adoption of ASU 2017-07 this amount was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);
•a $68.7 million charge ($0.42 per share) primarily attributable to the remeasurement of our net deferred tax assets required as a result of tax legislation;
•a $37.1 million pre-tax gain ($22.3 million after tax, or $0.14 per share) primarily in connection with the settlement of contractual funding obligations for a postretirement plan (in connection with the adoption of ASU 2017-07, $32.7 million relating to the postretirement plan was reclassified to “Other components of net periodic benefit costs” below “Operating profit” while the contractual gain of $4.3 million remains in “Multiemployer pension and other contractual gains” within “Operating profit”);
THE NEW YORK TIMES COMPANY – P. 27

•a $23.9 million pre-tax charge ($14.4 million after tax, or $0.09 per share) for severance costs;
•a $15.3 million net pre-tax gain ($9.4 million after tax, or $0.06 per share) from joint ventures consisting of (i) a $30.1 million gain related to the sale of assets of Madison, (ii) an $8.4 million loss reflecting our proportionate share of Madison’s settlement of pension obligations, and (iii) a $6.4 million loss from the sale of our 49% equity interest in Donahue Malbaie Inc. (“Malbaie”), a Canadian newsprint company;
•a $10.1 million pre-tax charge ($6.1 million after tax, or $0.04 per share) in connection with the redesign and consolidation of space in our Company Headquarters; and
•$1.5 million of pre-tax expenses ($0.9 million after tax, or $0.01 per share) for non-operating retirement costs;
2016
The items below had a net unfavorable effect on our Income from continuing operations of $60.2 million, or $0.37 per share:
•a $37.5 million pre-tax loss ($22.8 million after tax, or $0.14 per share) from joint ventures related to the announced closure of the paper mill operated by Madison;
•a $21.3 million pre-tax pension settlement charge ($12.8 million after tax, or $0.08 per share) in connection with lump-sum payments made under an immediate pension benefits offer to certain former employees (in connection with the adoption of ASU 2017-07 this amount was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);
•an $18.8 million pre-tax charge ($11.3 million after tax, or $0.07 per share) for severance costs;
•a $16.5 million pre-tax charge ($9.8 million after tax, or $0.06 per share) in connection with the streamlining of the Company’s international print operations (primarily consisting of severance costs) (in connection with the adoption of ASU 2017-07, $1.7 million related to a gain from the pension curtailment previously included with this special item was reclassified to “Other components of net periodic benefit costs” below “Operating profit”);
•a $6.7 million pre-tax charge ($4.0 million after tax or $0.02 per share) for a partial withdrawal obligation under a multiemployer pension plan following an unfavorable arbitration decision;
•a $5.5 million of pre-tax expenses ($3.3 million after tax, or $0.02 per share) for non-operating retirement costs; and
•a $3.8 million income tax benefit ($0.02 per share) primarily due to a reduction in the Company’s reserve for uncertain tax positions.
The following table reconciles other components of net periodic benefit costs to the comparable non-GAAP metric, non-operating retirement costs:

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Other components of net periodic benefit costs:	89,154	7,302	8,274	64,225	11,074
Add: Multiemployer pension plan withdrawal costs	5,550	6,183	7,002	6,599	14,001
Less: Special Items
Pension settlement expense	80,641	—	—	102,109	21,294
Postretirement benefit plan settlement gain	—	—	—	(32,737)	—
Pension curtailment gain	—	—	—	—	(1,683)
Non-operating retirement costs	14,063	13,485	15,276	1,452	5,464

P. 28 – THE NEW YORK TIMES COMPANY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 27, 2020, and results of operations for the three years ended December 27, 2020. Please read this item together with our Consolidated Financial Statements and the related Notes included in this Annual Report. Due to the change in expense captions in 2020 and resulting expense reclassification in prior periods, as discussed below, we included discussions of 2018 results that were impacted by the reclassification. Otherwise, we have omitted discussion of 2018 results where it would be redundant to the discussion previously included in Part II, Item 7, of our 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020.
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		PAGE
Executive Overview:	The executive overview section provides a summary of The New York Times Company and our business.	29
Results of Operations:	The results of operations section provides an analysis of our results on a consolidated basis for the three years ended December 27, 2020.	34
Non-Operating Items:	The non-operating items section provides an analysis of our non-GAAP financial measures to the most directly comparable GAAP measures for the two years ended December 27, 2020.	43
Liquidity and Capital Resources:	The liquidity and capital resources section provides a discussion of our cash flows for the two years ended December 27, 2020, and restricted cash, capital expenditures, and outstanding debt, commitments and contingencies existing as of December 27, 2020.	47
Critical Accounting Policies:	The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	50
Pensions and Other Postretirement Benefits:	The pensions and other postretirement benefits section provides a discussion of our benefit plans.	52
EXECUTIVE OVERVIEW
We are a global media organization that includes our digital and print products and related businesses. We have one reportable segment with businesses that include our core news product and other interest-specific products, and related content and services.
We generate revenues principally from subscriptions and advertising. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the Company headquarters, commercial printing, television and film, retail commerce and our live events business.
Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “— Results of Operations — Non-GAAP Financial Measures.”
THE NEW YORK TIMES COMPANY – P. 29

The Company changed the expense captions on its Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company reclassified expenses for the prior periods in order to present comparable financial results. There was no change to consolidated operating income, total operating costs, net income or cash flows as a result of this change in classification. See Note 19 of the Notes to the Consolidated Financial Statements for more detail.
We believe that a number of factors and industry trends have, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could affect our business, results of operations and financial condition, see “Item 1A — Risk Factors.”
2020 Financial Highlights
In 2020, diluted earnings per share from continuing operations were $0.60, compared with $0.83 for 2019. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.97 for 2020, compared with $0.92 for 2019.
Operating profit in 2020 was $176.3 million, compared with $175.6 million for 2019, as the decrease in operating costs was largely offset by lower revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) was $250.6 million and $248.4 million for 2020 and 2019, respectively.
Total revenues decreased 1.6% to $1.78 billion in 2020 from $1.81 billion in 2019, primarily driven by a decrease in advertising revenue and other revenue, partially offset by an increase in digital-only subscription revenues.
Subscription revenues increased 10.3% to $1.20 billion in 2020. Advertising revenues decreased 26.1% to $392.4 million in 2020 largely due to lower print advertising revenue, driven by reduced spending by advertisers in connection with the effects of the Covid-19 pandemic, which further accelerated secular trends. Other revenues decreased 0.9% to $195.9 million in 2020.
Operating costs decreased in 2020 to $1.61 billion from $1.63 billion in 2019, due to a decrease in sales and marketing costs and cost of revenue costs, partially offset by an increase in product development costs and general and administrative costs. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) decreased in 2020 to $1.53 billion from $1.56 billion in 2019.
Impact of Covid-19 Pandemic
The global Covid-19 pandemic, and efforts to contain it, have continued to cause significant economic disruption, market volatility and uncertainty. These conditions have affected our business and could continue to do so for the foreseeable future.
Unlike many media companies, which are primarily dependent on advertising, we derive substantial revenue from subscriptions (approximately 67% of total revenues in 2020). We experienced significant growth in the number of subscriptions to our digital news and other products in 2020, which we believe was attributable in part to an increase in traffic given the news environment, and we do not expect the 2020 growth rate to be sustainable or indicative of results for future periods. While subscriptions grew, revenues from the single-copy and bulk sales of our print newspaper (which collectively represented approximately 6% of our total subscription revenues in 2020) were, and we expect will continue to be, adversely affected as a result of widespread business closures, continued increased levels of remote working and reductions in travel.
The worldwide economic conditions caused by the pandemic also led to a significant decline in our advertising revenues in 2020, and we expect that our advertising revenues will likely continue to be adversely affected if and while these conditions persist.
However, our strong balance sheet has enabled us to continue to operate without the liquidity issues experienced by many other companies. As of December 27, 2020, we had cash, cash equivalents and short- and long-term marketable securities of $882.0 million, and we were debt-free. We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next
P. 30 – THE NEW YORK TIMES COMPANY

twelve months, enabling us to continue hiring in our newsroom, and in product and technology, and continue to invest in important growth areas.
We have incurred and expect to continue to incur costs in connection with the pandemic, including costs relating to our workforce, such as enhanced employee benefits. These costs included a bonus in September 2020 to all employees other than senior-most leaders to recognize their outstanding efforts and support them with any additional financial needs stemming from the pandemic. Our costs in connection with the pandemic have not been significant to date, but we may incur significant additional costs as circumstances evolve, including costs in connection with potential operational changes.
At this time, the full impact that the Covid-19 pandemic, and the associated economic conditions, will have on our business is uncertain. While we remain confident in our prospects over the longer term, the extent to which the pandemic impacts us will depend on numerous evolving factors and future developments, including the scope and duration of the pandemic (including the extent of any resurgence thereof and the availability of effective treatments or vaccines); the impact of the pandemic on economic conditions and the companies with which we do business; governmental, business and other actions; travel restrictions; and social distancing measures, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Item 1A — Risk Factors” for more information.

Our Strategy
This past year accelerated many of the transformations under way in our industry, highlighting both challenges and opportunities for the Company. We believe that the following priorities will be key to our strategic efforts.
Producing the best journalism
We believe that The Times’s original and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from other news organizations and is at the heart of what makes our journalism worth paying for.
Throughout a tumultuous year, the journalism produced by our global newsroom helped readers understand the world on wide-ranging topics, including the Covid-19 pandemic and its many reverberations, a national reckoning over race and social justice, and the U.S. presidential election and its aftermath. Our ground-breaking coverage continues to be recognized, including in the number of Pulitzer prizes The Times has received — more than any other news organization.
We made significant investments in our newsroom, including in our capabilities in live, visual and data journalism, and in audio, including in our highly popular news podcast, The Daily, which was downloaded 2.5 billion times in 2020. We acquired Serial Productions, the company that produces the groundbreaking “Serial” podcast, and Audm, which transforms long-form journalism articles into audio.
In 2021, we expect to make significant further investments in our journalism and remain committed to providing trustworthy, interesting and relevant content that sets The Times apart.
Growing engagement with our products
We saw extraordinary growth in our audience this past year, driven by an unprecedented news environment and our improved ability to draw and engage readers. We have focused on, and will continue focusing on, maintaining our audience reach, creating habitual engagement with more users and demonstrating why independent, high-quality journalism is worth paying for.
We further enhanced our core digital news product to optimize user experience and deepen engagement, including by improving our users’ experience in up-to-the-minute coverage, expanding our use of visual and data journalism, creating new story formats, enhancing email newsletters like The Morning, and personalizing aspects of our customer experience, all of which are beginning to drive increased engagement.
This year was also the first full year of our new access model, which generally offers users who have registered free access to a limited number of articles before requiring users to subscribe for access to additional content. We believe these changes have strengthened our direct relationships with readers and supported our digital subscription growth efforts.
THE NEW YORK TIMES COMPANY – P. 31

In addition, we continued to raise our ambitions for our other digital products and services. We expect to invest more in content, product development and marketing for Games and Cooking, to explore new opportunities for Wirecutter as a subscription product, to experiment in audio and to test the concept of an app for children. We see all of these products as a way for The Times to mean even more in people’s lives, and also to make a relationship with our brand more valuable.
Effectively monetizing our products
We added 2.3 million net digital subscriptions in 2020, by far the most annual net subscription additions in our history. We believe that this significant growth demonstrates the continued success of our “subscription-first” strategy. As of December 27, 2020, we had approximately 7.5 million total subscriptions to our products.
In addition to our strong subscription growth, in 2020, we introduced our first-ever digital price increase on tenured subscribers, from which we saw strong results, and we continued to focus on retaining as many subscribers as possible as they transition to higher prices. We will continue to look for opportunities to deepen our economic relationships with subscribers, including introducing subscribers to more of the products currently in our portfolio.
We will also continue to invest in brand marketing initiatives to reinforce the importance of deeply reported independent journalism and the value of The Times brand.
In addition to digital subscription revenue, high-margin digital advertising revenue remains an important part of our business. We believe our journalism attracts valuable audiences, and that we provide a safe and trusted platform for advertisers’ brands. By developing innovative and compelling advertising offerings that integrate well with the user experience, we believe we can provide significant value to advertisers. During a challenging year, we continued to adapt our advertising business by focusing on our first-party data products, which allow the Company to leverage its large and coveted audiences in privacy-forward ways, and by focusing on our growing audio advertising business. We expect each will continue to play critical roles in our digital advertising business.
Looking ahead, we will continue exploring additional opportunities to grow and engage our audience, further innovate our products and invest in brand marketing initiatives, while remaining committed to creating high-quality journalism that sets The Times apart. At the same time, we will continue to apply disciplined cost-management to fund continued investment in our business and support long-term profitable growth. This includes maximizing the efficiency and profitability of our print products and services, which remain a significant part of our business.
Making technology and data a bigger propellant of our growth
Achieving our ambition will require products and technology that match the quality of our journalism. In addition to having our consumer-facing products enable our journalism to be even more accessible, engaging and impactful, this also includes improving the underlying systems that allow users to seamlessly move among various devices and products. In recent years, we have realigned our organizational structure to improve the speed and effectiveness of our product development process and optimize our data and technology platforms. Looking ahead, we believe this will enable us to build platforms that power our multi-product portfolio and products that engage users. We are focused on building strength in specialized engineering disciplines and continuing to improve the quality and security of our data and systems. As we invest in our array of products and our digital business grows in size, scope and complexity, we will continue to invest in maintaining, integrating, improving and scaling our technical infrastructure.
Fostering a culture that enables our mission and people to thrive
We believe our ability to attract, develop and maximize the contributions of world-class talent, and to create the conditions for our people to do their best work, is vital to the continued success of our mission and business and central to our long-term strategy. As we continue to transform the Company and foster a culture that enables our mission and people to thrive, we are focused on building a diverse, equitable and inclusive workplace and workforce that help to make our news report deeper and richer, and better able to address the needs and experiences of our growing, global audience; incentivizing, developing and promoting our talent; and supporting the health, safety and well-being of our employees.
P. 32 – THE NEW YORK TIMES COMPANY

Effectively managing our liquidity and our non-operating costs
We have continued to strengthen our liquidity position and further de-leverage and de-risk our balance sheet. As of December 27, 2020, the Company had cash, cash equivalents and marketable securities of approximately $882 million and was debt-free.
In addition, we remain focused on managing our pension plan obligations. We have taken steps over the last several years to reduce the size and volatility of our pension obligations, including freezing accruals under all but one of our qualified defined benefit pension plans, making immediate pension benefits offers in the form of lump-sum payments to certain former employees and transferring certain future benefit obligations and administrative costs to insurers. During 2020, we entered into an agreement to transfer certain future benefit obligations and administrative costs to an insurer, which allowed us to reduce our overall qualified pension plan obligations by approximately $236 million. See Note 9 of the Notes to the Consolidated Financial Statements for additional information on these actions.
As of December 27, 2020, our qualified pension plans had plan assets that were $36 million above the present value of future benefits obligations, compared with an underfunded status of approximately $12 million (meaning the present value of future benefits obligations exceeded the fair value of plan assets) as of December 29, 2019. We made contributions of approximately $10 million to certain qualified pension plans in each of 2020 and 2019. We expect to make contributions in 2021 to satisfy minimum funding requirements of approximately $10 million. We will continue to look for ways to reduce the size and volatility of our pension obligations.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have an impact on our reported financial results. We expect to continue to experience volatility in our retirement-related costs, particularly due to the impact of changing discount rates and mortality assumptions on our unfunded, non-qualified pension plans and retiree medical costs, and due to the poor funded status of several of the multiemployer plans in which we participate.
THE NEW YORK TIMES COMPANY – P. 33

RESULTS OF OPERATIONS
Overview
Fiscal years 2020, 2019 and 2018 each comprised 52 weeks. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	2020 vs. 2019	2019 vs. 2018
Revenues
Subscription	$1,195,368	$1,083,851	$1,042,571	10.3	4.0
Advertising	392,420	530,678	558,253	(26.1)	(4.9)
Other	195,851	197,655	147,774	(0.9)	33.8
Total revenues	1,783,639	1,812,184	1,748,598	(1.6)	3.6
Operating costs
Cost of revenue (excluding depreciation and amortization)	960,222	989,029	947,884	(2.9)	4.3
Sales and marketing	229,040	272,657	271,164	(16.0)	0.6
Product development	132,428	105,514	84,098	25.5	25.5
General and administrative	223,557	206,778	196,621	8.1	5.2
Depreciation and amortization	62,136	60,661	59,011	2.4	2.8
Total operating costs	1,607,383	1,634,639	1,558,778	(1.7)	4.9
Headquarters redesign and consolidation	—	—	4,504	—	*
Restructuring charge	—	4,008	—	*	*
Gain from pension liability adjustment	—	(2,045)	(4,851)	*	(57.8)
Operating profit	176,256	175,582	190,167	0.4	(7.7)
Other components of net periodic benefit costs	89,154	7,302	8,274	*	(11.7)
Gain from joint ventures	5,000	—	10,764	*	*
Interest income/(expense) and other, net	23,330	(3,820)	(16,566)	*	(76.9)
Income from continuing operations before income taxes	115,432	164,460	176,091	(29.8)	(6.6)
Income tax expense	14,595	24,494	48,631	(40.4)	(49.6)
Net income	100,837	139,966	127,460	(28.0)	9.8
Net income attributable to the noncontrolling interest	(734)	—	(1,776)	*	*
Net income attributable to The New York Times Company common stockholders	$100,103	$139,966	$125,684	(28.5)	11.4
* Represents a change equal to or in excess of 100% or one that is not meaningful.

P. 34 – THE NEW YORK TIMES COMPANY

Revenues
Subscription, advertising and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	2020 vs. 2019	2019 vs. 2018
Subscription	$1,195,368	$1,083,851	$1,042,571	10.3	4.0
Advertising	392,420	530,678	558,253	(26.1)	(4.9)
Other	195,851	197,655	147,774	(0.9)	33.8
Total	$1,783,639	$1,812,184	$1,748,598	(1.6)	3.6
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games (previously Crossword), Cooking and Audm products), and single-copy and bulk sales of our print products (which represent less than 10% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
The following table summarizes digital and print subscription revenues for the years ended December 27, 2020, December 29, 2019, and December 30, 2018:

	Years Ended			% Change
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	2020 vs. 2019	2019 vs. 2018
Digital-only subscription revenues:
News product subscription revenues(1)	$543,578	$426,125	$378,484	27.6	12.6
Other product subscription revenues(2)	54,702	34,327	22,136	59.4	55.1
Subtotal digital-only subscriptions	598,280	460,452	400,620	29.9	14.9
Print subscription revenues
Domestic home delivery subscription revenues(3)	528,970	524,543	532,748	0.8	(1.5)
Single-copy, NYT International and other subscription revenues(4)	68,118	98,856	109,203	(31.1)	(9.5)
Subtotal print subscription revenues	597,088	623,399	641,951	(4.2)	(2.9)
Total subscription revenues	$1,195,368	$1,083,851	$1,042,571	10.3	4.0
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games, Cooking and Audm products are also included in this category.
(2) Includes revenues from standalone subscriptions to the Company’s Games, Cooking and Audm products.
(3) Includes free access to some or all of the Company’s digital products
(4) NYT International is the international edition of our print newspaper.

THE NEW YORK TIMES COMPANY – P. 35

The following table summarizes digital and print subscriptions as of December 27, 2020, December 29, 2019, and December 30, 2018:

	As of			% Change
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	2020 vs. 2019	2019 vs. 2018
Digital-only subscriptions:
News product subscriptions(1)	5,090	3,429	2,713	48.4	26.4
Other product subscriptions(2)	1,600	966	647	65.6	49.3
Subtotal digital-only subscriptions	6,690	4,395	3,360	52.2	30.8
Print subscriptions	833	856	924	(2.7)	(7.4)
Total subscriptions	7,523	5,251	4,284	43.3	22.6
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Games, Cooking and Audm products. During the first quarter of 2020, the Company acquired Audm, a read-aloud audio service. Approximately 20,000 of Audm’s subscriptions were included in the Company’s digital-only other product subscriptions at the time of acquisition.

We believe that the significant growth over the last several years in subscriptions to The Times’s products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. The following charts illustrate the acceleration in net digital-only subscription additions and corresponding subscription revenues, as well as the relative stability of our print domestic home delivery subscription products since the launch of the digital pay model in 2011.
P. 36 – THE NEW YORK TIMES COMPANY

(1) Amounts may not add due to rounding.
(2) Print domestic home delivery subscriptions include free access to some or all of our digital products.
(3) Print Other includes single-copy, NYT International and other subscription revenues.
Note: Revenues for 2012 and 2017 include the impact of an additional week.

THE NEW YORK TIMES COMPANY – P. 37

2020 Compared with 2019
Subscription revenues increased 10.3% in 2020 compared with 2019. The increase was primarily due to an increase in digital subscription revenue driven by year-over-year growth of 52.2% in the number of subscriptions to the Company’s digital-only products, as well as the continued focus on our digital pricing strategy, which included price increases in 2020 for our most tenured subscribers and retention of promotional subscriptions that have graduated to higher prices. The increase was partially offset by a decrease in print subscription revenue attributable to lower single-copy and bulk sales, primarily as a result of the Covid-19 pandemic, as well as fewer home delivery subscriptions, partially offset by an increase in home delivery prices.
Paid digital-only subscriptions totaled approximately 6,690,000 at the end of 2020, a net increase of 2,295,000 subscriptions compared with the end of 2019. The significant rate of year-over-year growth in our digital subscriptions is attributable in part, we believe, to an increase in traffic given the news environment, as well as a change made to the digital access model during 2019, which requires users to register and log in to access most of our content. We do not expect the 2020 growth rate to be sustainable or indicative of results for future periods.
Digital-only news product subscriptions totaled approximately 5,090,000 at the end of 2020, a net increase of 1,661,000 subscriptions compared with the end of 2019. Other product subscriptions (which include our Games, Cooking and Audm products) totaled approximately 1,600,000 at the end of 2020, a net increase of 634,000 subscriptions compared with the end of 2019.
Print domestic home delivery subscriptions totaled approximately 833,000 at the end of 2020, a net decrease of 23,000 subscriptions compared with the end of 2019. The year-over-year decrease is a result of secular declines.

2019 Compared with 2018
Subscription revenues increased 4.0% in 2019 compared with 2018. The increase was primarily due to year-over-year growth of 30.8% in the number of subscriptions to the Company’s digital-only products. The increase was partially offset by a decrease in print subscription revenue attributable to a decline in home delivery subscriptions, as well as lower single-copy and bulk sales, partially offset by an increase in home delivery prices.
Paid digital-only subscriptions totaled approximately 4,395,000 at the end of 2019, a net increase of 1,035,000 subscriptions compared with the end of 2018. The growth in our digital subscriptions is attributable in part to an increase in traffic given the news environment, as well as a change made to the digital access model during 2019, which requires users to register and log in to access most of our content.
Digital-only news product subscriptions totaled approximately 3,429,000 at the end of 2019, a net increase of 716,000 subscriptions compared with the end of 2018. Other product subscriptions (which, in 2019, included our Games and Cooking products) totaled approximately 966,000 at the end of 2019, a net increase of 319,000 subscriptions compared with the end of 2018.
Print domestic home delivery subscriptions totaled approximately 856,000 at the end of 2019, a net decrease of 68,000 subscriptions compared with the end of 2018. The year-over-year decrease is a result of secular declines.

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads.
Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges.
Advertising revenues are primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from
P. 38 – THE NEW YORK TIMES COMPANY

column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.

The following table summarizes digital and print advertising revenues for the years ended December 27, 2020, December 29, 2019, and December 30, 2018:

	Years Ended			% Change
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	2020 vs. 2019	2019 vs. 2018
Advertising revenues
Digital	$228,594	$260,454	$258,873	(12.2)%	0.6%
Print	163,826	270,224	299,380	(39.4)%	(9.7)%
Total advertising	$392,420	$530,678	$558,253	(26.1)%	(4.9)%
2020 Compared with 2019
Digital advertising revenues, which represented 58.3% of total advertising revenues in 2020, declined $31.9 million or 12.2% to $228.6 million, compared with $260.5 million in 2019, primarily driven by a decrease in creative service fees and direct-sold display advertising revenue. Core digital advertising revenue decreased $5.8 million, primarily due to a 12% decline in direct-sold display advertising revenue partially offset by a 26% increase in podcast advertising revenues. Direct-sold display impressions declined 15%, while the average rate grew 3%. Other digital advertising declined $26.1 million as a result of lower creative services revenue resulting from the closure of our HelloSociety and Fake Love digital marketing agencies and reduced spending by advertisers in connection with the effects of the Covid-19 pandemic. This decline was partially offset by 7.8% growth in open-market programmatic advertising revenue, as impressions increased by 40%, while the average rate decreased 23%. Overall display advertising impressions sold increased 21% as a result of an increase in traffic to our products, which were primarily filled by programmatic impressions.
Print advertising revenues, which represented 41.7% of total advertising revenues in 2020, declined $106.4 million or 39.4% to $163.8 million in 2020 compared with $270.2 million in 2019. The decline was primarily in the entertainment, luxury and media categories, and was driven by reduced spending by advertisers in connection with the effects of the Covid-19 pandemic, which further accelerated secular trends.

THE NEW YORK TIMES COMPANY – P. 39

2019 Compared with 2018
Digital advertising revenues, which represented 49.1% of total advertising revenues in 2019, increased 0.6% to $260.5 million in 2019 compared with $258.9 million in 2018. The increase primarily reflected increases in podcast revenue, partially offset by a decrease in direct-sold display advertising revenue. Core digital advertising revenue increased $5.9 million primarily due to a 149% increase in podcast revenues, partially offset by 9% decline in direct-sold display advertising revenue. Direct-sold display impressions increased by 1%, while the average rate declined 4%. Other digital advertising revenue decreased $4.4 million primarily as a result of the closure of our HelloSociety digital marketing agency. Open-market programmatic advertising revenue decreased slightly, as impressions grew by 1%, while the average rate decreased 8%. Overall display advertising impressions sold increased 1%.
Print advertising revenues, which represented 51% of total advertising revenues in 2019, declined 9.7% to $270.2 million in 2019 compared with $299.4 million in 2018. The decline was primarily in the financial services and luxury categories.

Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the Company Headquarters, commercial printing, television and film, retail commerce and our live events business. Building rental revenue consists of revenue from the leasing of floors in our Company Headquarters, which totaled $28.5 million, $30.6 million and $23.3 million in 2020, 2019 and 2018, respectively.
2020 Compared with 2019
Other revenues decreased 0.9% in 2020 compared with 2019, primarily as a result of fewer episodes in our television series (“The Weekly,” which had 23 episodes in 2019, became “NYT Presents” in 2020, which had 12 episodes), as well as lower revenues from live events as a result of the effects of the Covid-19 pandemic, and lower revenues from commercial printing. These declines were partially offset by higher Wirecutter affiliate referral revenues and licensing revenue related to Facebook News, to which the Company licenses select content for access by its users.
2019 Compared with 2018
Other revenues increased 33.8% in 2019 compared with 2018, primarily due to revenue earned from our television series, “The Weekly,” as well as growth in commercial printing operations and higher rental revenue from the lease of additional space in our Company Headquarters.

P. 40 – THE NEW YORK TIMES COMPANY

Operating Costs

Effective with the quarter ended March 29, 2020, the Company changed the Operating costs captions on its Consolidated Statement of Operations. See Note 19 of the Notes to the Consolidated Financial Statements for more detail.
Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018	2020 vs. 2019	2019 vs. 2018
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$960,222	$989,029	$947,884	(2.9)	4.3
Sales and marketing	229,040	272,657	271,164	(16.0)	0.6
Product development	132,428	105,514	84,098	25.5	25.5
General and administrative	223,557	206,778	196,621	8.1	5.2
Depreciation and amortization	62,136	60,661	59,011	2.4	2.8
Total operating costs	$1,607,383	$1,634,639	$1,558,778	(1.7)	4.9
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Components of operating costs as a percentage of total operating costs
Cost of revenue (excluding depreciation and amortization)	60%	61%	61%
Sales and marketing	14%	17%	17%
Product development	8%	6%	5%
General and administrative	14%	12%	13%
Depreciation and amortization	4%	4%	4%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Components of operating costs as a percentage of total revenues
Cost of revenue (excluding depreciation and amortization)	54%	55%	54%
Sales and marketing	13%	15%	16%
Product development	7%	6%	5%
General and administrative	13%	11%	11%
Depreciation and amortization	3%	3%	3%
Total	90%	90%	89%
THE NEW YORK TIMES COMPANY – P. 41

Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain our platforms.
2020 Compared with 2019
Cost of revenue decreased $28.8 million in 2020 compared with 2019, primarily driven by a $53.4 million decrease in print production and distribution costs and a decrease in advertising servicing costs of $28.1 million, partially offset by higher journalism costs of $24.8 million, higher digital content delivery costs of $16.2 million, and higher subscriber servicing costs of $11.7 million. The decrease in print production and distribution costs was largely due to fewer print copies produced and newsprint pricing, as well as lower outside printing and distribution costs. The decrease in advertising servicing costs was a result of the closure of our HelloSociety and Fake Love digital marketing agencies, as well as lower volume of creative services campaigns and live events. Higher journalism costs were due to an increase in the number of newsroom employees, partially offset by lower costs related to our television series. The increase in digital content delivery costs were due to a growth in the number of employees and higher cloud-related costs. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions.
2019 Compared with 2018
Cost of revenue increased $41.1 million in 2019 compared with 2018, primarily driven by a $41.5 million increase in journalism costs, higher subscriber servicing costs of $8.9 million, and higher digital content and delivery costs of $3.1 million, partially offset by a decrease in print production and distribution costs of $14.2 million. The increase in journalism was largely due to the increase in newsroom employees and higher costs related to our television series. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. The increase in digital content delivery costs was largely due to a growth in the number of employees and higher cloud costs. The decrease in print production and distribution costs was largely due to fewer print copies produced and lower outside printing expenses, partially offset by higher newsprint pricing.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
2020 Compared with 2019
Sales and marketing costs decreased in 2020 by $43.6 million compared with 2019, primarily due to lower media expenses and advertising sales costs.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased to $129.6 million in 2020 from $156.9 million in 2019, as the Company reduced its marketing spend.
2019 Compared with 2018
Sales and marketing costs increased in 2019 by $1.5 million compared with 2018, primarily driven by an increase in media expenses and advertising sales costs, partially offset by a lower number of employees.
Media expenses increased to $156.9 million in 2019 from $131.5 million in 2018 as the Company increased its marketing spend to promote its subscription business and brand.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology, including engineering, product development and data insights.
2020 Compared with 2019
Product development costs increased in 2020 by $26.9 million compared with 2019, largely due to growth in the number of digital product development employees to support our digital subscription strategic initiatives.
P. 42 – THE NEW YORK TIMES COMPANY

2019 Compared with 2018
Product development costs increased in 2019 by $21.4 million compared with 2018, primarily due to a growth in the number of employees to support our digital subscription strategic initiatives.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
2020 Compared with 2019
General and administrative costs increased in 2020 by $16.8 million compared with 2019, primarily as a result of growth in the number of employees, as well as higher outside services costs.
2019 Compared with 2018
General and administrative costs increased in 2019 by $10.2 million compared with 2018, primarily due to a growth in the number of employees.
Depreciation and Amortization
2020 Compared with 2019
Depreciation and amortization costs increased in 2020 compared with 2019 due to equipment and building projects that started depreciating during 2020.
2019 Compared with 2018
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
Other Components of Net Periodic Benefit Costs
See Note 9 and 10 of the Notes to the Consolidated Financial Statements for information regarding other components of net periodic benefit costs.
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
THE NEW YORK TIMES COMPANY – P. 43

•operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs).
The special items in 2020 consisted of:
•a $10.1 million gain ($7.4 million after tax or $0.04 per share) related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Consolidated Statements of Operations.
•A $5 million gain ($3.1 million or $0.02 per share after tax and net of noncontrolling interest) reflecting our proportionate share of a distribution from the pending liquidation of Madison, in which the Company has an investment through a subsidiary.
•$80.6 million in pension settlement charges ($59.1 million after tax or $0.35 per share) in connection with the transfer of certain pension benefit obligations to an insurer.
The special items in 2019 consisted of:
•a $4.0 million charge ($3.0 million after tax or $0.02 per share) related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC; and
•a $2.0 million gain ($1.5 million after tax or $0.01 per share) from a multiemployer pension plan liability adjustment.

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
Adjusted diluted earnings per share provides useful information in evaluating the Company’s period-to-period performance because it eliminates items that the Company does not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit is useful in evaluating the ongoing performance of the Company’s business as it excludes the significant non-cash impact of depreciation and amortization, as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs. Total operating costs excluding these items provide investors with helpful supplemental information on the Company’s underlying operating costs that is used by management in its financial and operational decision-making.
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
P. 44 – THE NEW YORK TIMES COMPANY

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
	Years Ended		% Change
	December 27, 2020	December 29, 2019	2020 vs. 2019
Diluted earnings per share from continuing operations	$0.60	$0.83	(27.7)%
Add:
Severance	0.04	0.02	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.03	0.04	(25.0)%
Other components of net periodic benefit costs	0.05	0.04	25.0%
Special items:
Restructuring charge	—	0.02	*
Gain from non-marketable equity security	(0.06)	—	*
Gain from pension liability adjustment	—	(0.01)	*
Gain from joint venture, net of noncontrolling interest	(0.03)	—	*
Pension settlement charge	0.48	—	*
Income tax expense of adjustments	(0.14)	(0.03)	*
Adjusted diluted earnings per share from continuing operations (1)	$0.97	$0.92	5.4%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
(1) Amounts may not add due to rounding.
THE NEW YORK TIMES COMPANY – P. 45

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	Years Ended		% Change
(In thousands)	December 27, 2020	December 29, 2019	2020 vs. 2019
Operating profit	$176,256	175,582	0.4%
Add:
Depreciation and amortization	62,136	60,661	2.4%
Severance	6,675	3,979	67.8
Multiemployer pension plan withdrawal costs	5,550	6,183	(10.2)%
Special items:
Restructuring charge	—	4,008	*
Gain from pension liability adjustment	—	(2,045)	*
Adjusted operating profit	$250,617	$248,368	0.9%
* Represents a change equal to or in excess of 100% or one that is not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	Years Ended		% Change
(In thousands)	December 27, 2020	December 29, 2019	2020 vs. 2019
Operating costs	$1,607,383	$1,634,639	(1.7)%
Less:
Depreciation and amortization	62,136	60,661	2.4%
Severance	6,675	3,979	67.8
Multiemployer pension plan withdrawal costs	5,550	6,183	(10.2)%
Adjusted operating costs	$1,533,022	$1,563,816	(2.0)%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
P. 46 – THE NEW YORK TIMES COMPANY

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 27, 2020	December 29, 2019	2020 vs. 2019
Cash and cash equivalents	$286,079	$230,431	24.1
Marketable securities	595,911	453,481	31.4
Total New York Times Company stockholders’ equity	1,325,517	1,172,003	13.1
Ratios:
Current assets to current liabilities	1.72	1.64
* Represents an increase or decrease in excess of 100%.
Our primary sources of cash inflows from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided about 67% and 22%, respectively, of total revenues in 2020. The remaining cash inflows were primarily from other revenue sources such as licensing, affiliate referrals, the leasing of floors in the Company Headquarters, commercial printing, television and film, retail commerce and our live events business.
Our primary sources of cash outflows were for employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months.
We have continued to strengthen our liquidity position and our debt profile. As of December 27, 2020, we had cash and cash equivalents and marketable securities of $882.0 million. Our cash and cash equivalents and marketable securities balances increased in 2020, primarily due to cash proceeds from operating activities, partially offset by dividend payments, capital expenditures, consideration paid for acquisitions, and share-based compensation tax withholding.
We have paid quarterly dividends on the Class A and Class B Common Stock since late 2013. In February 2021, the Board of Directors approved a quarterly dividend of $0.07 per share, an increase of $0.01 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
During 2020, we made contributions of $9.5 million to certain qualified pension plans funded by cash on hand. As of December 27, 2020, our qualified pension plans had plan assets that were $36.2 million above the present value of future benefits obligations, an improvement of $47.8 million from an underfunded balance of $11.6 million as of December 29, 2019. We expect contributions made to satisfy minimum funding requirements to total approximately $10 million in 2021. In October 2020, we entered into an agreement with an insurance company to transfer the future benefit obligations and annuity administration for certain retirees (or their beneficiaries) in The New York Times Companies Pension Plan (the ”Pension Plan”). This transfer of plan assets and obligations reduced the Company’s qualified pension plan obligations by $236.3 million.

In early 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A common stock. As of December 27, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.
THE NEW YORK TIMES COMPANY – P. 47

Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended		% Change
(In thousands)	December 27, 2020	December 29, 2019	2020 vs. 2019
Operating activities	$297,933	$189,898	56.9
Investing activities	$(199,080)	$93,212	*
Financing activities	$(44,973)	$(295,291)	(84.8)
* Represents an increase or decrease in excess of 100%.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in 2020 compared with 2019 due to lower cash payments for operating expenses, higher cash payments received from accounts receivable and prepaid subscriptions, and the timing of cash payments for operating liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, acquisitions of new businesses and investments.
Net cash used in investing activities in 2020 was primarily related to $141.2 in net purchases of marketable securities, $34.5 million in capital expenditures payments, and $33.1 million in consideration paid for acquisitions.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, the payment of long-term debt and capital lease obligations, and stock-based compensation tax withholding.
Net cash used in financing activities in 2020 was primarily related to dividend payments of $38.4 million and tax payments made in connection with our stock-based compensation of $11.7 million.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Restricted Cash
We were required to maintain $15.9 million of restricted cash as of December 27, 2020, and $17.1 million as of December 29, 2019, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $30 million and $49 million in 2020 and 2019, respectively. The decrease in capital expenditures was primarily driven by lower expenditures related to the build-out of additional office space in Long Island City, N.Y., and lower expenditures related to improvements at our College Point, N.Y., printing and distribution facility. The cash payments related to the capital expenditures totaled approximately $34 million and $45 million in 2020 and 2019, respectively.
Third-Party Financing
As of December 27, 2020, there were no outstanding borrowings under the Credit Facility and the Company
P. 48 – THE NEW YORK TIMES COMPANY

was in compliance with the financial covenants contained in the Credit Facility. See Note 7 for information regarding the Credit Facility.
Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 27, 2020. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2021	2022-2023	2024-2025	Later Years
Operating leases(1)	74,349	11,356	19,466	14,888	28,639
Benefit plans(2)	376,648	50,450	91,440	79,048	155,710
Total	$450,997	$61,806	$110,906	$93,936	$184,349
(1)See Note 17 of the Notes to the Consolidated Financial Statements for additional information related to our operating leases.
(2)The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2026-2030. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans' investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2030, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.
Other Liabilities — Other in our Consolidated Balance Sheets include liabilities related to (1) deferred compensation, primarily related to our deferred executive compensation plan (the “DEC”) and (2) various other liabilities, including our contingent tax liability for uncertain tax positions and contingent consideration. These liabilities are not included in the table above primarily because the timing of the future payments is not determinable. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The fair value of deferred compensation was $22.2 million as of December 27, 2020. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on Other Liabilities — Other.
Our liability for uncertain tax positions was approximately $8 million, including approximately $1 million of accrued interest as of December 27, 2020. Until formal resolutions are reached between us and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
The contingent consideration represents contingent payments in connection with the acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. The contingent consideration balance of $8.4 million as of December 27, 2020, is included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Consolidated Balance Sheets. See Note 5 for more information.
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
THE NEW YORK TIMES COMPANY – P. 49

Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 27, 2020.
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

(In thousands)	December 27, 2020	December 29, 2019
Goodwill	$171,657	$138,674
Intangibles	$16,298	$2,984
Total assets	$2,307,689	$2,089,138
Percentage of goodwill and intangibles to total assets	8%	7%
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
P. 50 – THE NEW YORK TIMES COMPANY

For the 2020 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
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
We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable.
THE NEW YORK TIMES COMPANY – P. 51

PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We maintain the Pension Plan, a frozen single-employer defined benefit pension plan. The Company and The NewsGuild of New York (the “Guild”) jointly sponsor the Guild-Times Adjustable Pension Plan (the “APP”), which continues to accrue active benefits. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). The Guild-Times Plan was previously joint trusteed between the Guild and the Company. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies were merged into the Pension Plan. Our pension liability also includes our multiemployer pension plan withdrawal obligations. Our liability for postretirement obligations includes our liability to provide health benefits to eligible retired employees.
The table below includes the liability for all of these plans.

(In thousands)	December 27, 2020	December 29, 2019
Pension and other postretirement liabilities (includes current portion)	$397,918	$384,670
Total liabilities	$979,578	$915,275
Percentage of pension and other postretirement liabilities to total liabilities	40.6%	42.0%
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
The funded status of our qualified and non-qualified pension plans as of December 27, 2020, is as follows:

	December 27, 2020
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,549,012	$259,593	$1,808,605
Fair value of plan assets	1,585,221	—	1,585,221
Pension asset/obligation, net	$36,209	$(259,593)	$(223,384)
We made contributions of approximately $10 million to the APP in 2020. We expect contributions made to satisfy minimum funding requirements to total approximately $10 million in 2021.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 4.75% at the beginning of 2020. Our plan assets had an average rate of return of approximately 16.99% in 2020 and an average annual return of approximately 11.15% over the three-year
P. 52 – THE NEW YORK TIMES COMPANY

period 2018-2020. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2021 expected long-term rate of return to be 3.75%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2020, pension expense would have increased by approximately $7 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 2.64% for our qualified plans and 2.39% for our non-qualified plans as of December 27, 2020.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2020, pension expense would have decreased by approximately $0.3 million and our pension obligation would have increased by approximately $117 million as of December 27, 2020.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $76 million as of December 27, 2020. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.
Other Postretirement Benefits
We provide health benefits to certain primarily grandfathered retired employee groups (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. There is a de minimis liability for retiree health benefits for active employees. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we do not provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from general corporate assets.
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
THE NEW YORK TIMES COMPANY – P. 53

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:
•Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of approximately $5 million in the market value of our marketable debt securities as of December 27, 2020, and December 29, 2019. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
•The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (i.e., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long-term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions and Other Postretirement Benefits.”
•A significant portion of our employees are unionized and our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our workforce were to be unionized. In addition, if we are unable to negotiate labor contracts on reasonable terms, or if we were to experience labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired.
See Notes 4, 9 and 10 of the Notes to the Consolidated Financial Statements.

P. 54 – THE NEW YORK TIMES COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE NEW YORK TIMES COMPANY 2020 FINANCIAL REPORT
THE NEW YORK TIMES COMPANY – P. 55

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2020, 2019 and 2018. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 57.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of the Company’s internal control over financial reporting as of December 27, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report on the Company’s internal control over financial reporting is included on Page 59 in this Annual Report on Form 10-K.
P. 56 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company (the Company) as of December 27, 2020 and December 29, 2019, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2020, and the related notes and the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2020 Annual Report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company at December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), The New York Times Company's internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
THE NEW YORK TIMES COMPANY – P. 57

Valuation of the pension benefit obligation
Description of the Matter
At December 27, 2020, the aggregate defined benefit pension obligation was $1,808 million which exceeded the fair value of pension plan assets of $1,585 million, resulting in an unfunded defined benefit pension obligation of $223 million. As discussed in Note 2, the Company makes significant subjective judgments about a number of actuarial assumptions, which include discount rates and the long-term return on plan assets.
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
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and testing the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the components of the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions, settlement and other. In addition, we involved actuarial specialists to assist in evaluating the key assumptions. To evaluate the discount rate, we independently developed yield curves reflecting an independently selected subset of bonds. In addition, we discounted the plans’ projected benefit cash outlays with independently developed yield curves and compared these results to the defined benefit pension obligation. To evaluate the expected return on plan assets, we independently calculated a range of returns for each class of plan investments and based on the investment allocations compared the results to the Company’s selected long-term rate of return.

/s/ Ernst & Young LLP
We have served as The New York Times Company’s auditor since 2007.

New York, New York
February 25, 2021

P. 58 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The New York Times Company
Opinion on Internal Control over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of The New York Times Company as of December 27, 2020 and December 29, 2019, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2020, and the related notes and the financial statement schedule listed at Item 15(A)(2) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
THE NEW YORK TIMES COMPANY – P. 59

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 25, 2021
P. 60 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 27, 2020	December 29, 2019
Assets
Current assets
Cash and cash equivalents	$286,079	$230,431
Short-term marketable securities	309,080	201,785
Accounts receivable (net of allowances of $13,797 in 2020 and $14,358 in 2019)	183,692	213,402
Prepaid expenses	29,487	29,089
Other current assets	27,497	42,124
Total current assets	835,835	716,831
Long-term marketable securities	286,831	251,696
Property, plant and equipment:
Equipment	470,505	498,299
Buildings, building equipment and improvements	722,122	718,194
Software	173,046	237,326
Land	105,710	105,710
Assets in progress	9,282	18,473
Total, at cost	1,480,665	1,578,002
Less: accumulated depreciation and amortization	(886,149)	(950,881)
Property, plant and equipment, net	594,516	627,121
Goodwill	171,657	138,674
Deferred income taxes	99,518	115,229
Miscellaneous assets	319,332	239,587
Total assets	$2,307,689	$2,089,138
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 61

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 27, 2020	December 29, 2019
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$123,157	$116,571
Accrued payroll and other related liabilities	121,159	108,865
Unexpired subscriptions revenue	105,346	88,419
Accrued expenses and other	137,086	123,840
Total current liabilities	486,748	437,695
Other liabilities
Pension benefits obligation	326,555	313,655
Postretirement benefits obligation	38,690	37,688
Other	127,585	126,237
Total other liabilities	492,830	477,580
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2020 – 175,308,672; 2019 – 174,242,668 (including treasury shares: 2020 – 8,870,801; 2019 – 8,870,801)	17,531	17,424
Class B – convertible – authorized and issued shares: 2020 – 781,724; 2019 – 803,404 (including treasury shares: 2020 – none; 2019 – none)	78	80
Additional paid-in capital	216,714	208,028
Retained earnings	1,672,586	1,612,658
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	8,386	3,438
Funded status of benefit plans	(421,698)	(498,986)
Unrealized gain on available-for-sale securities	3,131	572
Total accumulated other comprehensive loss, net of income taxes	(410,181)	(494,976)
Total New York Times Company stockholders’ equity	1,325,517	1,172,003
Noncontrolling interest	2,594	1,860
Total stockholders’ equity	1,328,111	1,173,863
Total liabilities and stockholders’ equity	$2,307,689	$2,089,138
See Notes to the Consolidated Financial Statements.
P. 62 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Revenues
Subscription	$1,195,368	$1,083,851	$1,042,571
Advertising	392,420	530,678	558,253
Other	195,851	197,655	147,774
Total revenues	1,783,639	1,812,184	1,748,598
Operating costs
Cost of revenue (excluding depreciation and amortization)	960,222	989,029	947,884
Sales and marketing	229,040	272,657	271,164
Product development	132,428	105,514	84,098
General and administrative	223,557	206,778	196,621
Depreciation and amortization	62,136	60,661	59,011
Total operating costs	1,607,383	1,634,639	1,558,778
Headquarters redesign and consolidation	—	—	4,504
Restructuring charge	—	4,008	—
Gain from pension liability adjustment	—	(2,045)	(4,851)
Operating profit	176,256	175,582	190,167
Other components of net periodic benefit costs	89,154	7,302	8,274
Gain from joint ventures	5,000	—	10,764
Interest income/(expense) and other, net	23,330	(3,820)	(16,566)
Income from continuing operations before income taxes	115,432	164,460	176,091
Income tax expense	14,595	24,494	48,631
Net income	100,837	139,966	127,460
Net income attributable to the noncontrolling interest	(734)	—	(1,776)
Net income attributable to The New York Times Company common stockholders	$100,103	$139,966	$125,684
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$100,103	$139,966	$125,684
Net income	$100,103	$139,966	$125,684
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 63

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 27, 2020	December 29, 2019	December 30, 2018
Average number of common shares outstanding:
Basic	166,973	166,042	164,845
Diluted	168,038	167,545	166,939
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.60	$0.84	$0.76
Net income	$0.60	$0.84	$0.76
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.60	$0.83	$0.75
Net income	$0.60	$0.83	$0.75
Dividends declared per share	$0.24	$0.20	$0.16
See Notes to the Consolidated Financial Statements.

P. 64 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Net income	$100,837	$139,966	$127,460
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-income/(loss)	6,763	(1,684)	(4,368)
Pension and postretirement benefits obligation	105,660	28,987	3,910
Net unrealized gain/(loss) on available-for-sale securities	3,497	3,624	(300)
Other comprehensive income/(loss), before tax	115,920	30,927	(758)
Income tax expense/(benefit)	31,125	8,179	(198)
Other comprehensive income/(loss), net of tax	84,795	22,748	(560)
Comprehensive income	185,632	162,714	126,900
Comprehensive income attributable to the noncontrolling interest	(734)	—	(1,776)
Comprehensive income attributable to The New York Times Company common stockholders	$184,898	$162,714	$125,124
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 65

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 31, 2017	$17,108	$164,275	$1,310,136	$(171,211)	$(423,029)	$897,279	$84	$897,363
Impact of adopting new accounting guidance	—	—	96,707	—	(94,135)	2,572	—	2,572
Net income	—	—	125,684	—	—	125,684	1,776	127,460
Dividends	—	—	(26,523)	—	—	(26,523)	—	(26,523)
Other comprehensive income	—	—	—	—	(560)	(560)	—	(560)
Issuance of shares:
Stock options – 2,327,046 Class A shares	233	41,055	—	—	—	41,288	—	41,288
Restricted stock units vested – 282,723 Class A shares	28	(4,619)	—	—	—	(4,591)	—	(4,591)
Performance-based awards – 271,841 Class A shares	27	(5,930)	—	—	—	(5,903)	—	(5,903)
Stock-based compensation	—	11,535	—	—	—	11,535	—	11,535
Balance, December 30, 2018	17,396	206,316	1,506,004	(171,211)	(517,724)	1,040,781	1,860	1,042,641
Net income	—	—	139,966	—	—	139,966	—	139,966
Dividends	—	—	(33,312)	—	—	(33,312)	—	(33,312)
Other comprehensive loss	—	—	—	—	22,748	22,748	—	22,748
Issuance of shares:
Stock options – 419,160 Class A shares	42	4,478	—	—	—	4,520	—	4,520
Restricted stock units vested – 246,599 Class A shares	24	(3,750)	—	—	—	(3,726)	—	(3,726)
Performance-based awards – 418,491 Class A shares	42	(11,964)	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	12,948	—	—	—	12,948	—	12,948
Balance, December 29, 2019	17,504	208,028	1,612,658	(171,211)	(494,976)	1,172,003	1,860	1,173,863
Net income	—	—	100,103	—	—	100,103	734	100,837
Dividends	—	—	(40,175)	—	—	(40,175)	—	(40,175)
Other comprehensive income	—	—	—	—	84,795	84,795	—	84,795
Issuance of shares:
Stock options – 644,268 Class A shares	65	6,006	—	—	—	6,071	—	6,071
Restricted stock units vested – 142,958 Class A shares	14	(3,933)	—	—	—	(3,919)	—	(3,919)
Performance-based awards – 257,098 Class A shares	26	(7,852)	—	—	—	(7,826)	—	(7,826)
Stock-based compensation	—	14,465	—	—	—	14,465	—	14,465
Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
See Notes to the Consolidated Financial Statements.
P. 66 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Cash flows from operating activities
Net income	$100,837	$139,966	$127,460
Adjustments to reconcile net income to net cash provided by operating activities:
Pension settlement expense	80,641	—	—
Depreciation and amortization	62,136	60,661	59,011
Amortization of right of use asset	8,568	7,384	—
Stock-based compensation expense	14,437	12,948	12,959
Gain from joint ventures	(5,000)	—	(10,764)
Deferred income taxes	(16,043)	4,242	4,047
Gain on non-marketable equity investment	(10,074)	(1,886)	—
Long-term retirement benefit obligations	(17,166)	(22,914)	(46,877)
Fair market value adjustment on life insurance products	(578)	(3,461)	821
Uncertain tax positions	—	(4,627)	(138)
Other – net	62	700	456
Changes in operating assets and liabilities:
Accounts receivable – net	29,710	9,062	(37,579)
Other current assets	8,960	(3,355)	18,241
Accounts payable, accrued payroll and other liabilities	24,516	(13,197)	20,490
Unexpired subscriptions	16,927	4,375	8,990
Net cash provided by operating activities	297,933	189,898	157,117
Cash flows from investing activities
Purchases of marketable securities	(632,364)	(572,337)	(470,493)
Maturities/disposals of marketable securities	491,128	707,632	434,012
Business acquisitions	(33,085)	—	—
Proceeds from investments	6,841	85	12,447
Capital expenditures	(34,451)	(45,441)	(77,487)
Other - net	2,851	3,273	426
Net cash (used) in/provided by investing activities	(199,080)	93,212	(101,095)
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	—	(252,559)	(552)
Dividends paid	(38,437)	(31,604)	(26,418)
Payment of contingent consideration	(862)	—	—
Capital shares:
Stock issuances	6,071	4,520	41,288
Share-based compensation tax withholding	(11,745)	(15,648)	(10,494)
Net cash (used) in/provided by financing activities	(44,973)	(295,291)	3,824
Net increase/(decrease) in cash, cash equivalents and restricted cash	53,880	(12,181)	59,846
Effect of exchange rate changes on cash, cash equivalents and restricted cash	566	(100)	(983)
Cash, cash equivalents and restricted cash at the beginning of the year	247,518	259,799	200,936
Cash, cash equivalents and restricted cash at the end of the year	$301,964	$247,518	$259,799
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 67

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Cash payments
Interest, net of capitalized interest	$508	$28,049	$28,133
Income tax payments/(refunds) – net	$24,382	$30,407	$(1,070)
See Notes to the Consolidated Financial Statements.
P. 68 – THE NEW YORK TIMES COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a global media organization that includes our newspaper, digital and print products and related businesses. The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are subscriptions and advertising.
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
Reclassification
The Company changed the expense captions on its Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company reclassified expenses for the prior periods in order to present comparable financial results. There was no change to consolidated operating income, total operating costs, net income or cash flows as a result of this change in classification. See Note 19 for more detail.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements. Actual results could differ from these estimates.
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal years 2020, 2019 and 2018 each comprised 52 weeks. Our fiscal years ended as of December 27, 2020, December 29, 2019, and December 30, 2018, respectively.
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
THE NEW YORK TIMES COMPANY – P. 69

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
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 27, 2020, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
Our marketable securities portfolio consists of investment-grade securities diversified among security types, issuers and industries. Our cash equivalents and marketable securities are primarily managed by third-party investment managers who are required to adhere to investment policies approved by our Board of Directors designed to mitigate risk.
Accounts Receivable
Credit is extended to our advertisers and our subscribers based upon an evaluation of the customer’s financial condition, and collateral is not required from such customers. Allowances for estimated credit losses, rebates, returns, rate adjustments and discounts are generally established based on historical experience and include consideration of relevant significant current events, reasonable and supportable forecasts and their implications for expected credit losses.
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
P. 70 – THE NEW YORK TIMES COMPANY

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
We evaluate right-of-use assets for impairment consistent with our property, plant and equipment policy. There were no impairments of right-of-use assets in 2020.
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
Residual value risk is not a primary risk resulting from our office space operating leases because of the long-lived nature of the underlying real estate assets, which generally hold their value or appreciate in the long term.
We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy. There were no impairments of assets leased to third parties in 2020.
Goodwill and Intangibles
Goodwill is the excess of cost over the fair value of tangible and intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.
We test goodwill for impairment at a reporting unit level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment test (formerly “Step 1”). For the 2020 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
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
THE NEW YORK TIMES COMPANY – P. 71

Intangible assets that are not amortized (i.e., trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. We recognized a de minimis impairment in 2020 and 2019 related to the closure of HelloSociety and Fake Love digital marketing agencies.
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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $23 million and $25 million as of December 27, 2020, and December 29, 2019, respectively.
P. 72 – THE NEW YORK TIMES COMPANY

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
We have elected the practical expedient to use the month-end that is closest to our fiscal year-end for measuring the single-employer pension plan assets and obligations, as well as other postretirement benefit plan assets and obligations.
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
Revenue Recognition
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games (previously Crossword), Cooking and Audm products) and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads. The majority of our advertising revenue is derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees; Wirecutter, our review and recommendation product; and classified advertising. Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the Company Headquarters, commercial printing, television and film, retail commerce and our live events business.
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
THE NEW YORK TIMES COMPANY – P. 73

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
In the case of our advertising contracts, we may have performance obligations for future services that have not been recognized in our financial statements. The performance obligations are satisfied over time with revenue recognized ratably over the contract term as the advertising services are provided to the customer.
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
P. 74 – THE NEW YORK TIMES COMPANY

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
We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable.
Stock-Based Compensation
We establish fair value based on market data for our stock-based awards to determine our cost and recognize the related expense over the appropriate vesting period. We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards and restricted stock units, net of estimated forfeitures. See Note 14 for additional information related to stock-based compensation expense.
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
THE NEW YORK TIMES COMPANY – P. 75

Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2018-14	Compensation—Retirement Benefits—Defined Benefit Plans—General	Fiscal years ending after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted.	Modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The Company adopted this ASU on a retrospective basis on December 27, 2020. The adoption did not have a material impact on the Company’s disclosures.
2018-15	Intangibles—Goodwill and Other—Internal-Use Software	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.
Clarifies the accounting for implementation costs in cloud computing arrangements. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The Company adopted this ASU prospectively on December 30, 2019, and includes capitalized implementation costs in Miscellaneous assets in the Company’s Consolidated Balance Sheet and within Total operating costs in the Consolidated Statement of Operations. The adoption did not have a material impact on the Company’s consolidated financial statements.

2018-13	Fair Value Measurement (Topic 820) Disclosure Framework	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.	Modifies the disclosure requirements on fair value measurements. The amendments of disclosures related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this ASU on December 30, 2019. The adoption did not have a material impact on the Company’s disclosures.
2016-13 2018-19 2019-04	Financial Instruments—Credit Losses	Fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.	Amends guidance on reporting credit losses for assets, including trade receivables, available-for-sale marketable securities and any other financial assets not excluded from the scope that have the contractual right to receive cash. For trade receivables, ASU 2016-13 eliminates the probable initial recognition threshold in current generally accepted accounting standards, and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available-for-sale marketable securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13 requires that credit losses be presented as an allowance rather than as a write-down. The Company adopted this ASU on December 30, 2019, using a modified retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the following topics:

Accounting Standard Update(s)	Topic	Effective Period	Summary
2019-12	Simplifying the Accounting for Income Taxes (Topic 740)	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.	Simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We do not expect this guidance to have a material impact on the Company’s consolidated financial statements.
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
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games (previously Crossword), Cooking and Audm products) and single-copy and
P. 76 – THE NEW YORK TIMES COMPANY

bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads, and it is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the Company Headquarters, commercial printing, television and film, retail commerce and our live events business.
Subscription, advertising and other revenues were as follows:

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Subscription	$1,195,368	$1,083,851	$1,042,571
Advertising	392,420	530,678	558,253
Other (1)	195,851	197,655	147,774
Total	$1,783,639	$1,812,184	$1,748,598
(1) Other revenue includes building rental revenue, which is not under the scope of Topic 606. Building rental revenue was approximately $29 million, $31 million and $23 million for the years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively.

THE NEW YORK TIMES COMPANY – P. 77

The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the years ended December 27, 2020, December 29, 2019, and December 30, 2018:

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Digital-only subscription revenues:
News product subscription revenues(1)	$543,578	$426,125	$378,484
Other product subscription revenues(2)	54,702	34,327	22,136
Subtotal digital-only subscriptions	598,280	460,452	400,620
Print subscription revenues
Domestic home delivery subscription revenues(3)	528,970	524,543	532,748
Single-copy, NYT International and other subscription revenues(4)	68,118	98,856	109,203
Subtotal print subscription revenues	597,088	623,399	641,951
Total subscription revenues	$1,195,368	$1,083,851	$1,042,571
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Games, Cooking and Audm products.
(3) Includes free access to some or all of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues for the years ended December 27, 2020, December 29, 2019, and December 30, 2018:

	Years Ended
(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Advertising revenues
Digital	$228,594	$260,454	$258,873
Print	163,826	270,224	299,380
Total advertising	$392,420	$530,678	$558,253
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of December 27, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $125 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $50 million, $34 million, and $41 million will be recognized in 2021, 2022 and thereafter, respectively.
Contract Assets
As of December 27, 2020, and December 29, 2019, the Company had $1.8 million and $3.4 million, respectively, in contract assets recorded in the Consolidated Balance Sheet related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule. The decrease in the contract assets balance of $1.6 million for the year ended December 27, 2020, is due to consideration that was reclassified to Accounts receivable when invoiced based on the contractual billing schedules for the period ended December 27, 2020.
P. 78 – THE NEW YORK TIMES COMPANY

4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $4.3 million and $0.8 million of net unrealized gains in Accumulated Other Comprehensive Income (“AOCI”) as of December 27, 2020, and December 29, 2019, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 27, 2020, and December 29, 2019:

	December 27, 2020
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$129,805	$504	$(8)	$130,301
U.S. Treasury securities	79,467	39	(3)	79,503
Commercial paper	37,580	—	—	37,580
Certificates of deposit	36,525	—	—	36,525
U.S. governmental agency securities	25,113	61	(3)	25,171
Total short-term AFS securities	$308,490	$604	$(14)	$309,080
Long-term AFS securities
Corporate debt securities	$134,296	$1,643	$(5)	$135,934
U.S. Treasury securities	95,511	2,054	—	97,565
U.S. governmental agency securities	48,342	19	(13)	48,348
Municipal securities	4,994	—	(10)	4,984
Total long-term AFS securities	$283,143	$3,716	$(28)	$286,831

	December 29, 2019
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$98,864	$271	$(9)	$99,126
U.S. Treasury securities	43,098	8	(11)	43,095
Commercial paper	12,561	—	—	12,561
Certificates of deposit	9,501	—	—	9,501
U.S. governmental agency securities	37,471	35	(4)	37,502
Total short-term AFS securities	$201,495	$314	$(24)	$201,785
Long-term AFS securities
Corporate debt securities	$103,149	$617	$(29)	$103,737
U.S. Treasury securities	101,457	84	(103)	101,438
U.S. governmental agency securities	46,600	5	(84)	46,521
Total long-term AFS securities	$251,206	$706	$(216)	$251,696
THE NEW YORK TIMES COMPANY – P. 79

The following tables present the AFS securities as of December 27, 2020, and December 29, 2019, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 27, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$33,735	$(8)	$—	$—	$33,735	$(8)
U.S. Treasury securities	20,133	(3)	—	—	20,133	(3)
U.S. governmental agency securities	4,999	(2)	8,749	(1)	13,748	(3)
Total short-term AFS securities	$58,867	$(13)	$8,749	$(1)	$67,616	$(14)
Long-term AFS securities
Corporate debt securities	$6,717	$(5)	$—	$—	$6,717	$(5)
U.S. governmental agency securities	26,236	(13)	—	—	26,236	(13)
Municipal securities	4,984	(10)	—	—	4,984	(10)
Total long-term AFS securities	$37,937	$(28)	$—	$—	$37,937	$(28)

	December 29, 2019
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$20,975	$(6)	$8,251	$(3)	$29,226	$(9)
U.S. Treasury securities	13,296	(3)	11,147	(8)	24,443	(11)
U.S. governmental agency securities	—	—	15,000	(4)	15,000	(4)
Total short-term AFS securities	$34,271	$(9)	$34,398	$(15)	$68,669	$(24)
Long-term AFS securities
Corporate debt securities	$35,891	$(25)	$4,502	$(4)	$40,393	$(29)
U.S. Treasury securities	60,935	(103)	—	—	60,935	(103)
U.S. governmental agency securities	34,167	(84)	—	—	34,167	(84)
Total long-term AFS securities	$130,993	$(212)	$4,502	$(4)	$135,495	$(216)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs. See Note 2 for factors we consider when assessing AFS securities for recognition of losses or allowance for credit losses.
As of December 27, 2020, and December 29, 2019, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 27, 2020, and December 29, 2019, we have recognized no losses or allowance for credit losses related to AFS securities.
As of December 27, 2020, and December 29, 2019, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 36 months, respectively. See Note 8 for additional information regarding the fair value hierarchy of our marketable securities.
P. 80 – THE NEW YORK TIMES COMPANY

5. Goodwill and Intangibles
During the first quarter of 2020, the Company acquired Listen In Audio, Inc., a company that transforms journalism articles into audio that is made available in a subscription-based product named “Audm,” in an all-cash transaction. We paid $8.6 million (comprised of an $8.0 million cash payment and a $0.6 million note receivable previously issued by the Company, which was canceled at the close of the transaction) and entered into agreements that will likely require retention payments over the three years following the acquisition. The Company allocated the purchase price for this acquisition based on the valuation of assets acquired and liabilities assumed, resulting in allocations primarily to goodwill of $5.8 million and intangibles of $2.7 million in the second quarter of 2020. The carrying amount of the intangible asset related to this acquisition has been included in Miscellaneous assets in our Consolidated Balance Sheets. The estimated useful life for this asset is 8 years and it is amortized on a straight-line basis.
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
The Company allocated the purchase price for this acquisition based on the valuation of assets acquired and liabilities assumed, resulting in allocations primarily to goodwill of $21.5 million and intangibles of $12.9 million as of the date of acquisition. The carrying amount of the intangible assets related to this acquisition has been included in Miscellaneous assets in our Consolidated Balance Sheets and include an indefinite-lived intangible of $9.0 million. The estimated useful life for the finite asset is 6 years and it is amortized on a straight-line basis.
The changes in the carrying amount of goodwill as of December 27, 2020, and since December 30, 2018, were as follows:

(In thousands)	Total Company
Balance as of December 30, 2018	$140,282
Foreign currency translation	(1,608)
Balance as of December 29, 2019	138,674
Business acquisitions	27,269
Measurement period adjustment(1)	(400)
Foreign currency translation	6,114
Balance as of December 27, 2020	$171,657
(1) Includes measurement period adjustment related to deferred tax asset in connection with Listen In Audio, Inc. acquisition.
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of December 27, 2020, the aggregate carrying amount of intangible assets of $16.3 million, which includes an indefinite-lived intangible of $9.0 million, is recorded in Miscellaneous assets in our Consolidated Balance Sheets. Finite intangible assets have the estimated useful lives from 5 to 8 years and are amortized on a straight-line basis.
6. Investments
Investments in Joint Ventures
As of December 27, 2020, and December 29, 2019, the value of our investments in joint ventures was zero. Our proportionate shares of the operating results of our investments are recorded in Gain from joint ventures in our Consolidated Statements of Operations.
THE NEW YORK TIMES COMPANY – P. 81

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
In 2020 and 2018, we had a gain from joint ventures of $5.0 million and $10.8 million, respectively. The gain was primarily due to our proportionate share of a distribution received from the pending liquidation of Madison. In 2019, we had no gain/(loss) or distribution from joint ventures.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income/(expense) and other, net.
As of December 27, 2020, and December 29, 2019, non-marketable equity securities included in Miscellaneous assets in our Consolidated Balance Sheets had a carrying value of $20.9 million and $13.4 million, respectively. In 2020, we recorded a $10.1 million gain related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Consolidated Statements of Operations. We did not have any material fair value adjustments in 2019 and 2018.

7. Other
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Consolidated Statements of Operations was $14.7 million, $17.0 million and $15.7 million for the fiscal years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively. The unamortized computer software costs were $18.9 million and $26.4 million as of December 27, 2020, and December 29, 2019, respectively.
Headquarters Redesign and Consolidation
In 2017 and 2018, we redesigned our Company Headquarters, consolidated our space within a smaller number of floors and leased the additional floors to third parties. We incurred $4.5 million of total costs related to these measures for the fiscal year ended December 30, 2018. We capitalized less than $1 million for the fiscal year ended December 29, 2019.
Marketing Expenses
Marketing expense, the cost to promote our brand and our products, was $135.9 million, $167.9 million and $156.3 million for the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively. Media expense, the primary component of marketing expense, which represents the cost to promote our subscription business was $129.6 million, $156.9 million and $131.5 million for the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively. We expense these costs as incurred.
P. 82 – THE NEW YORK TIMES COMPANY

Interest income/(expense) and other, net
Interest income/(expense) and other, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Interest income and other expense, net(1)	$24,057	$21,580	$14,510
Interest expense	(757)	(26,928)	(28,134)
Amortization of debt costs and discount on debt	—	1,459	(3,394)
Capitalized interest	30	69	452
Total interest income/(expense) and other, net (2)	$23,330	$(3,820)	$(16,566)
(1) The twelve months ended December 27, 2020, include a $10.1 million gain related to a non-marketable equity investment transaction. The twelve months ended December 29, 2019, include a gain of $1.9 million related to the sale of a non-marketable equity security.
(2) The twelve months ended December 29, 2019, and December 30, 2018, includes the amortization of debt costs and discount on debt relating to the Company’s leasehold condominium interest in the Company’s headquarters building, which was repurchased as of December 29, 2019.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 27, 2020, and December 29, 2019, from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 27, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$286,079	$230,431
Restricted cash included within other current assets	686	528
Restricted cash included within miscellaneous assets	15,199	16,559
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$301,964	$247,518
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
As of December 27, 2020, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized severance costs of $6.6 million, $4.0 million and $6.7 million for the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018, respectively. Severance costs recognized were largely related to workforce reductions primarily affecting our advertising department. These costs are recorded in General and administrative costs in our Consolidated Statements of Operations.
THE NEW YORK TIMES COMPANY – P. 83

We had a severance liability of $5.0 million and $8.4 million included in Accrued expenses and other in our Consolidated Balance Sheets as of December 27, 2020, and December 29, 2019, respectively. We anticipate the 2020 payments will be made within the next twelve months.
Property, Plant and Equipment Retirement
During the year ended December 27, 2020, as part of its annual assets review, the Company retired assets that were no longer in use with a cost of approximately $123.0 million, which were comprised mostly of software of $69.5 million and equipment of $49.9 million. As a result of the retirement, the Company recorded a de minimis write-off, which is reflected in General and administrative costs in our Consolidated Statements of Operations.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 27, 2020, and December 29, 2019, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
P. 84 – THE NEW YORK TIMES COMPANY

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2020, and December 29, 2019:

(In thousands)	December 27, 2020				December 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$130,301	$—	$130,301	$—	$99,126	$—	$99,126	$—
U.S Treasury securities	79,503	—	79,503	—	43,095	—	43,095	—
Commercial paper	37,580	—	37,580	—	12,561	—	12,561	—
Certificates of deposit	36,525	—	36,525	—	9,501	—	9,501	—
U.S. governmental agency securities	25,171	—	25,171	—	37,502	—	37,502	—
Total short-term AFS securities	$309,080	$—	$309,080	$—	$201,785	$—	$201,785	$—
Long-term AFS securities(1)
Corporate debt securities	$135,934	$—	$135,934	$—	$103,737	$—	$103,737	$—
U.S Treasury securities	97,565	—	97,565	—	101,438	—	101,438	—
U.S. governmental agency securities	48,348	—	48,348	—	46,521	—	46,521	—
Municipal securities	4,984	—	4,984	—	—	—	—	—
Total long-term AFS securities	$286,831	$—	$286,831	$—	$251,696	$—	$251,696	$—
Liabilities:
Deferred compensation(2)(3)	$22,245	$22,245	$—	$—	$23,702	$23,702	$—	$—
Contingent consideration	$8,431	$—	$—	$8,431	$—	$—	$—	$—
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
(3) The Company invests deferred compensation balance in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $49.2 million as of December 27, 2020, and $46.0 million as of December 29, 2019. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.
Level 3 Liabilities
The contingent consideration represents contingent payments in connection with the Serial acquisition. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. See Note 5 for more information.
The following table presents the changes in the balance of the contingent consideration during the year ended December 27, 2020:

(In thousands)	December 27, 2020
Contingent consideration at the time of acquisition	$9,293
Payments	(862)
Contingent consideration at the end of the period	$8,431
THE NEW YORK TIMES COMPANY – P. 85

The remaining balance of contingent consideration of $8.4 million is included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Consolidated Balance Sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, intangible assets, property, plant and equipment and certain investments are recognized at fair value on a non-recurring basis. These assets are measured at fair value if an impairment charge is recognized. Goodwill and intangible assets are initially recorded at fair value in purchase accounting. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. We recognized a de minimis impairment of intangibles assets in 2020 and 2019 related to the closure of our digital marketing agencies. There was no impairment recognized in 2018.

9. Pension Benefits
Single-Employer Plans
We maintain The New York Times Companies Pension Plan (the ”Pension Plan”), a frozen single-employer defined benefit pension plan. The Company also jointly sponsors a defined benefit plan with The NewsGuild of New York known as the Guild-Times Adjustable Pension Plan (the “APP”) that continues to accrue active benefits. Effective January 1, 2018, the Company became the sole sponsor of the frozen Newspaper Guild of New York - The New York Times Pension Plan (the “Guild-Times Plan”). The Guild-Times Plan was previously joint trusteed between The NewsGuild of New York and the Company. Effective December 31, 2018, the Guild-Times Plan and the Retirement Annuity Plan For Craft Employees of The New York Times Companies (the “RAP”) were merged into the Pension Plan.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
Net Periodic Pension (Income)/Cost
The components of net periodic pension (income)/cost were as follows:

	December 27, 2020			December 29, 2019			December 30, 2018
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,429	$119	$10,548	$5,113	$118	$5,231	$9,986	$79	$10,065
Interest cost	43,710	6,601	50,311	58,835	8,420	67,255	52,770	7,383	60,153
Expected return on plan assets	(67,146)	—	(67,146)	(80,877)	—	(80,877)	(82,327)	—	(82,327)
Amortization and other costs	21,887	6,072	27,959	18,639	4,381	23,020	26,802	5,114	31,916
Amortization of prior service (credit)/cost	(1,945)	51	(1,894)	(1,945)	13	(1,932)	(1,945)	—	(1,945)
Effect of settlement/curtailment	80,641	(562)	80,079	—	(373)	(373)	—	221	221
Net periodic pension (income)/cost	$87,576	$12,281	$99,857	$(235)	$12,559	$12,324	$5,286	$12,797	$18,083

Over the past several years, the Company has taken steps to reduce the size and volatility of our pension obligations. In October 2020, the Company entered into an agreement with an insurance company to transfer the future benefit obligations and annuity administration for certain retirees (or their beneficiaries) in the Pension Plan.
P. 86 – THE NEW YORK TIMES COMPANY

This transfer of plan assets and obligations reduced the Company’s qualified pension plan obligations by $236.3 million. As a result of this agreement, the Company recorded a pension settlement charge of $80.6 million.
Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Net actuarial (gain)/loss	$(4,172)	$(10,292)	$29,965
Prior service cost	—	706	—
Amortization of loss	(27,959)	(23,020)	(31,916)
Amortization of prior service credit	1,894	1,932	1,945
Effect of settlement	(80,641)	—	(421)
Total recognized in other comprehensive income	(110,878)	(30,674)	(427)
Net periodic pension cost	99,857	12,324	18,083
Total recognized in net periodic benefit (income)/cost and other comprehensive (income)/loss	$(11,021)	$(18,350)	$17,656
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $27 million for 2020 and 2019, respectively, and $22 million for 2018.

THE NEW YORK TIMES COMPANY – P. 87

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 27, 2020			December 29, 2019
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,660,287	$247,748	$1,908,035	$1,491,398	$223,066	$1,714,464
Service cost	10,429	119	10,548	5,113	118	5,231
Interest cost	43,710	6,601	50,311	58,835	8,420	67,255
Amendments	—	—	—	—	706	706
Actuarial loss	153,136	21,152	174,288	191,104	32,874	223,978
Curtailments	—	(562)	(562)	—	(373)	(373)
Settlements	(236,282)	—	(236,282)	—	—	—
Benefits paid	(82,268)	(15,609)	(97,877)	(86,163)	(17,046)	(103,209)
Effects of change in currency conversion	—	144	144	—	(17)	(17)
Benefit obligation at end of year	1,549,012	259,593	1,808,605	1,660,287	247,748	1,908,035
Change in plan assets
Fair value of plan assets at beginning of year	1,648,667	—	1,648,667	1,410,151	—	1,410,151
Actual return on plan assets	245,606	—	245,606	315,148	—	315,148
Employer contributions	9,498	15,609	25,107	9,531	17,046	26,577
Settlements	(236,282)	—	(236,282)	—	—	—
Benefits paid	(82,268)	(15,609)	(97,877)	(86,163)	(17,046)	(103,209)
Fair value of plan assets at end of year	1,585,221	—	1,585,221	1,648,667	—	1,648,667
Net amount recognized	$36,209	$(259,593)	$(223,384)	$(11,620)	$(247,748)	$(259,368)
Amount recognized in the Consolidated Balance Sheets
Noncurrent Assets	$54,950	$—	$54,950	$—	$—	$—
Current liabilities	—	(16,990)	(16,990)	—	(17,147)	(17,147)
Noncurrent liabilities	(18,741)	(242,603)	(261,344)	(11,620)	(230,601)	(242,221)
Net amount recognized	$36,209	$(259,593)	$(223,384)	$(11,620)	$(247,748)	$(259,368)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$464,922	$137,697	$602,619	$592,774	$122,617	$715,391
Prior service credit	(14,897)	642	(14,255)	(16,842)	693	(16,149)
Total	$450,025	$138,339	$588,364	$575,932	$123,310	$699,242
Benefit obligations decreased from $1.9 billion at December 29, 2019, to $1.8 billion at December 27, 2020, primarily due to the previously discussed settlement transaction of $236.3 million, partially offset by actuarial losses of $174.3 million. The main driver of the actuarial loss was a decrease in the discount rate, partially offset by updating the latest mortality improvement scale.
P. 88 – THE NEW YORK TIMES COMPANY

Benefit obligations increased from $1.7 billion at December 30, 2018, to $1.9 billion at December 29, 2019, primarily due to the actuarial loss of $224.0 million, driven by a decrease in the discount rate.
The accumulated benefit obligation for all pension plans was $1.8 billion and $1.9 billion as of December 27, 2020, and December 29, 2019, respectively.
Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

(In thousands)	December 27, 2020	December 29, 2019
Projected benefit obligation	$364,272	$1,908,035
Accumulated benefit obligation	$349,429	$1,904,979
Fair value of plan assets	$85,938	$1,648,667

Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 27, 2020	December 29, 2019
Discount rate	2.64%	3.30%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the APP that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 27, 2020	December 29, 2019	December 30, 2018
Discount rate for determining projected benefit obligation	3.30%	4.43%	3.75%
Discount rate in effect for determining service cost	3.67%	3.87%	3.88%
Discount rate in effect for determining interest cost	2.70%	4.06%	3.31%
Rate of increase in compensation levels	3.00%	3.00%	2.95%
Expected long-term rate of return on assets	4.59%	5.68%	5.69%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 27, 2020	December 29, 2019
Discount rate	2.39%	3.17%
Rate of increase in compensation levels	2.50%	2.50%
The rate of increase in compensation levels is applicable only for the foreign plan that has not been frozen.
THE NEW YORK TIMES COMPANY – P. 89

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 27, 2020	December 29, 2019	December 30, 2018
Discount rate for determining projected benefit obligation	3.17%	4.35%	3.67%
Discount rate in effect for determining interest cost	2.78%	3.94%	3.14%
Rate of increase in compensation levels	2.50%	2.50%	2.50%
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
The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of the Pension Plan. Under our policy, for example, a funded status at 102.5% requires an allocation of total assets of 77.5% to 82.5% to Long Duration Assets and 17.5% to 22.5% to Return-Seeking Assets. As the Pension
P. 90 – THE NEW YORK TIMES COMPANY

Plan’s funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	100%	87%
High-Yield Fixed Income	0%	-	15%	0%
Alternatives	0%	-	15%	11%
Cash	0%	-	10%	2%
The asset allocations by asset category for both Long Duration and Return-Seeking Assets, as of December 27, 2020, were as follows:

Asset Category	Percentage Range			Actual
Long Duration Fixed Income	77.5%	-	82.5%	78%
Public Equity	12.3%	-	22.5%	19%
High-Yield Fixed Income	0%	-	3%	0%
Alternatives	0%	-	3%	2%
Cash	0%	-	2%	1%
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
THE NEW YORK TIMES COMPANY – P. 91

    The asset allocations by asset category as of December 27, 2020, were as follows:

Asset Category	Percentage Range			Actual
Hedging Assets	75%	-	90%	78%
Return-Seeking Assets	10%	-	25%	22%
Cash and Equivalents	0%	-	5%	0%
The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the APP Trustees. The APP Trustees may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the APP’s assets.
Fair Value of Plan Assets
The fair value of the assets underlying the Pension Plan and the joint-sponsored APP by asset category are as follows:

	December 31, 2020
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$28,002	$—	$—	$—	$28,002
International Equities	34,025	—	—	—	34,025
Mutual Funds	29,011	—	—	—	29,011
Registered Investment Companies	66,923	—	—	—	66,923
Common/Collective Funds(1)	—	—	—	643,443	643,443
Fixed Income Securities:
Corporate Bonds	—	646,330	—	—	646,330
U.S. Treasury and Other Government Securities	—	42,111	—	—	42,111
Municipal and Provincial Bonds	—	40,150	—	—	40,150
Other	—	10,693	—	—	10,693
Cash and Cash Equivalents	—	—	—	5,481	5,481
Private Equity	—	—	—	9,770	9,770
Hedge Fund	—	—	—	29,282	29,282
Assets at Fair Value	$157,961	$739,284	$—	$687,976	$1,585,221
(1)The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
P. 92 – THE NEW YORK TIMES COMPANY

	Fair Value Measurement at December 31, 2019
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$55,011	$—	$—	$—	$55,011
International Equities	38,231	—	—	—	38,231
Mutual Funds	46,276	—	—	—	46,276
Registered Investment Companies	52,582	—	—	—	52,582
Common/Collective Funds(1)	—	—	—	575,738	575,738
Fixed Income Securities:
Corporate Bonds	—	574,756	—	—	574,756
U.S. Treasury and Other Government Securities	—	196,009	—	—	196,009
Municipal and Provincial Bonds	—	42,812	—	—	42,812
Other	—	11,745	—	—	11,745
Cash and Cash Equivalents	—	—	—	19,097	19,097
Private Equity	—	—	—	11,345	11,345
Hedge Fund	—	—	—	25,065	25,065
Assets at Fair Value	$192,100	$825,322	$—	$631,245	$1,648,667
(1)The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
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
Cash Flows
In 2020, we made contributions to the APP of $9.5 million. We expect contributions made to satisfy minimum funding requirements to total approximately $10 million in 2021.
THE NEW YORK TIMES COMPANY – P. 93

The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2021	$69,821	$17,173	$86,994
2022	71,905	16,908	88,813
2023	73,927	16,701	90,628
2024	75,470	16,455	91,925
2025	76,982	16,175	93,157
2026-2030(1)	399,881	77,545	477,426
(1)While benefit payments under these plans are expected to continue beyond 2030, we have presented in this table only those benefit payments estimated over the next 10 years.
Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. In recent years, certain events, such as amendments to various collective bargaining agreements and the sale of the New England Media Group, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. During the third quarter of 2019 and 2018, we recorded a gain of $2.0 million and $4.9 million, respectively, from multiemployer pension liability adjustment which was recorded in Gain from pension liability adjustment in our Consolidated Statements of Operations.
Our multiemployer pension plan withdrawal liability was approximately $76 million as of December 27, 2020, and approximately $82 million as of December 29, 2019. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
The risks of participating in multiemployer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If we elect to withdraw from these plans or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, we may be assessed a withdrawal liability based on a calculated share of the underfunded status of the plan.
•If a multiemployer plan from which we have withdrawn subsequently experiences a mass withdrawal, we may be required to make additional contributions under applicable law.
Our participation in significant plans for the fiscal period ended December 27, 2020, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria.
P. 94 – THE NEW YORK TIMES COMPANY

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

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2020	2019		2020	2019	2018
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/20	Critical and Declining as of 1/01/19	Implemented	$384	$415	$408	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund(2)	13-6122251-001	Green as of 6/01/20	Green as of 6/01/19	N/A	1,010	1,014	992	No	3/30/2025
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Critical and Declining as of 1/01/20	Critical and Declining as of 1/01/19	Implemented	65	58	42	Yes	3/30/2021(3)
Pressmen’s Publishers’ Pension Fund(4)	13-6121627-001	Endangered as of 4/01/20	Green as of 4/01/19	Pending	1,328	1,213	1,129	No	3/30/2021
Paper Handlers’-Publishers’ Pension Fund(5)	13-6104795-001	Critical and Declining as of 4/01/20	Critical and Declining as of 4/01/19	Implemented	101	100	99	Yes	3/30/2021
Contributions for individually significant plans					$2,888	$2,800	$2,670
Contributions for a plan not individually significant					$24	$—	$—
Total Contributions					$2,912	$2,800	$2,670
(1)There are two collective bargaining agreements requiring contributions to this plan: Mailers, which expires March 30, 2023, and Typographers, which expires March 30, 2025.
(2)Elections under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010: Extended Amortization of Net Investment Losses (IRS Section 431(b)(8)(A)) and the Expanded Smoothing Period (IRS Section 431(b)(8)(B)).
(3)We previously had two collective bargaining agreements requiring contributions to this plan. As of December 30, 2018, only one collective bargaining agreement remained for the Stereotypers. The method for calculating actuarial value of assets was changed retroactive to January 1, 2009, as elected by the Board of Trustees and as permitted by IRS Notice 2010-83. This election includes smoothing 2008 investment losses over ten years.
(4)The Plan sponsor elected two provisions of funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (PRA 2010) to more slowly absorb the 2008 plan year investment loss, retroactively effective as of April 1, 2009. These included extended amortization under the prospective method and 10-year smoothing of the asset loss for the plan year beginning April 1, 2008.
(5)Board of Trustees elected funding relief. This election includes smoothing the March 31, 2009 investment losses over 10 years.
The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008 through August 31, 2009.
THE NEW YORK TIMES COMPANY – P. 95

The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)
CWA/ITU Negotiated Pension Plan	12/31/2019
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2019 & 5/31/2018(1)
Pressmen’s Publisher’s Pension Fund	3/31/2020 & 3/31/2019
Paper Handlers’-Publishers’ Pension Fund	3/31/2020 & 3/31/2019
(1) Form 5500 for the plan year ended 5/31/20 was not available as of the date we filed our financial statements.
10. Other Postretirement Benefits
We provide health benefits to certain primarily grandfathered retired employee groups (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. There is a de minimis liability for retiree health benefits for active employees. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we do not provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from general corporate assets.
Net Periodic Other Postretirement Benefit Cost/(Income)
The components of net periodic postretirement benefit cost/(income) were as follows:

(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Service cost	$29	$27	$21
Interest cost	1,026	1,602	1,476
Amortization and other costs	3,051	3,375	4,735
Amortization of prior service credit	(4,225)	(4,766)	(6,157)
Net periodic postretirement benefit cost/(income)	$(119)	$238	$75

P. 96 – THE NEW YORK TIMES COMPANY

The changes in the benefit obligations recognized in other comprehensive loss/(income) were as follows:

(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Net actuarial loss/(gain)	$4,044	$296	$(4,905)
Amortization of loss	(3,051)	(3,375)	(4,735)
Amortization of prior service credit	4,225	4,766	6,157
Total recognized in other comprehensive loss/(income)	5,218	1,687	(3,483)
Net periodic postretirement benefit cost/(income)	(119)	238	75
Total recognized in net periodic postretirement benefit cost/(income) and other comprehensive loss/(income)	$5,099	$1,925	$(3,408)
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the accumulated postretirement benefit obligation. Gains and losses in excess of the corridor are generally amortized over the average remaining service period to expected retirement of active participants.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $16 million in 2020, $15 million in 2019, and $16 million in 2018.

THE NEW YORK TIMES COMPANY – P. 97

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 27, 2020	December 29, 2019
Change in benefit obligation
Benefit obligation at beginning of year	$42,803	$46,037
Service cost	29	27
Interest cost	1,026	1,602
Plan participants’ contributions	2,820	3,835
Actuarial loss	4,044	296
Benefits paid	(7,414)	(8,994)
Benefit obligation at the end of year	43,308	42,803
Change in plan assets
Employer contributions	4,594	5,159
Plan participants’ contributions	2,820	3,835
Benefits paid	(7,414)	(8,994)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(43,308)	$(42,803)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(4,618)	$(5,115)
Noncurrent liabilities	(38,690)	(37,688)
Net amount recognized	$(43,308)	$(42,803)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$26,785	$25,793
Prior service credit	(3,466)	(7,691)
Total	$23,319	$18,102

Benefit obligations increased from $42.8 million at December 29, 2019, to $43.3 million at December 27, 2020, primarily due to the actuarial loss of $4.0 million, driven by a decrease in the discount rate.
Information for postretirement plans with accumulated benefit obligations in excess of plan assets was as follows:

(In thousands)	December 27, 2020	December 29, 2019
Accumulated benefit obligation	$43,308	$42,803
Fair value of plan assets	$—	$—
P. 98 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 27, 2020	December 29, 2019
Discount rate	2.01%	2.94%
Estimated increase in compensation level	3.50%	3.50%
Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 27, 2020	December 29, 2019	December 30, 2018
Discount rate for determining projected benefit obligation	2.94%	4.18%	3.46%
Discount rate in effect for determining service cost	3.04%	4.19%	3.56%
Discount rate in effect for determining interest cost	2.55%	3.71%	3.01%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 27, 2020	December 29, 2019
Health-care cost trend rate	5.95%	6.57%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.92%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2025
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans.
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2021	$4,716
2022	4,417
2023	4,173
2024	3,886
2025	3,594
2026-2030(1)	14,130
(1)While benefit payments under these plans are expected to continue beyond 2030, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits was $8.6 million as of December 27, 2020, and $9.5 million as of December 29, 2019.
THE NEW YORK TIMES COMPANY – P. 99

11. Other Liabilities
The components of the Other Liabilities — Other balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 27, 2020	December 29, 2019
Deferred compensation	$22,245	$23,702
Noncurrent operating lease liabilities	52,695	55,136
Contingent consideration	4,279	—
Other liabilities	48,366	47,399
Total	$127,585	$126,237
Deferred compensation consists primarily of deferrals under our DEC. Refer to Note 8 for detail.
We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $49.2 million as of December 27, 2020, and $46.0 million as of December 29, 2019.
Refer to Note 17 for detail related to noncurrent operating lease liabilities.
Refer to Note 5 for detail related to contingent consideration.
Other liabilities in the preceding table primarily included our post-employment liabilities, our contingent tax liability for uncertain tax positions, and self-insurance liabilities as of December 27, 2020, and December 29, 2019.
12. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 27, 2020		December 29, 2019		December 30, 2018
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$24,241	21.0	$34,537	21.0	$36,979	21.0
State and local taxes, net	3,873	3.4	5,303	3.2	12,335	7.0
Effect of enacted changes in tax laws	—	—	—	—	(1,872)	(1.0)
(Decrease)/increase in uncertain tax positions	(2,509)	(2.2)	(2,427)	(1.5)	2,288	1.3
(Gain)/loss on company-owned life insurance	(635)	(0.6)	(1,662)	(1.0)	449	0.2
Nondeductible expense	800	0.7	1,938	1.2	1,808	1.0
Nondeductible executive compensation	1,271	1.1	(355)	(0.2)	2,135	1.2
Stock-based awards benefit	(7,251)	(6.3)	(6,184)	(3.8)	(1,795)	(1.0)
Deduction for foreign-derived intangible income	(686)	(0.6)	(2,625)	(1.6)	—	—
Research and experimentation credit	(3,892)	(3.4)	(5,672)	(3.4)	—	—
Other, net	(617)	(0.5)	1,641	1.0	(3,696)	(2.1)
Income tax expense	$14,595	12.6	$24,494	14.9	$48,631	27.6
P. 100 – THE NEW YORK TIMES COMPANY

The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Current tax expense/(benefit)
Federal	$21,414	$16,283	$31,719
Foreign	905	823	705
State and local	7,453	3,146	10,172
Total current tax expense	29,772	20,252	42,596
Deferred tax expense/(benefit)
Federal	(9,249)	5,588	913
State and local	(5,928)	(1,346)	5,122
Total deferred tax expense	(15,177)	4,242	6,035
Income tax expense	$14,595	$24,494	$48,631
State tax operating loss carryforwards totaled $1.3 million as of December 27, 2020, and $1.6 million as of December 29, 2019. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives up to 17 years.
The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 27, 2020	December 29, 2019
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$103,433	$113,306
Accruals for other employee benefits, compensation, insurance and other	25,899	25,543
Net operating losses	1,510	1,289
Operating lease liabilities	16,648	16,746
Other	32,664	27,042
Gross deferred tax assets	$180,154	$183,926
Valuation allowance	(293)	—
Net deferred tax assets	$179,861	$183,926
Deferred tax liabilities
Property, plant and equipment	$41,832	$39,494
Intangible assets	7,652	7,596
Operating lease right-of-use assets	14,196	14,309
Other	16,663	7,298
Gross deferred tax liabilities	$80,343	$68,697
Net deferred tax asset	$99,518	$115,229
THE NEW YORK TIMES COMPANY – P. 101

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
We had a valuation allowance totaling $0.3 million as of December 27, 2020, for deferred tax assets primarily associated with net operating losses of a U.S. subsidiary, as we determined these assets were not realizable on a more-likely-than-not basis. We had no valuation allowance as of December 29, 2019.
We had an income tax receivable of $3.3 million as of December 27, 2020, compared with an income tax receivable of $12.6 million as of December 29, 2019.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $13.1 million, $11.9 million and $4.8 million in 2020, 2019 and 2018, respectively.
As of December 27, 2020, and December 29, 2019, Accumulated other comprehensive loss, net of income taxes in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $160 million and $188 million, respectively.
A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 27, 2020	December 29, 2019	December 30, 2018
Balance at beginning of year	$10,309	$11,629	$17,086
Gross additions to tax positions taken during the current year	1,130	1,184	680
Gross additions to tax positions taken during the prior year	133	711	3,019
Gross reductions to tax positions taken during the prior year	(93)	(76)	(8,607)
Reductions from settlements with taxing authorities	(3,814)	(2,637)	—
Reductions from lapse of applicable statutes of limitations	(928)	(502)	(549)
Balance at end of year	$6,737	$10,309	$11,629
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $6 million and $9 million as of December 27, 2020, and December 29, 2019, respectively.
In 2020 and 2019, we recorded a $5.4 million and a $3.8 million income tax benefit, respectively, due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $1 million and $2 million as of December 27, 2020, and December 29, 2019, respectively. The total amount of accrued interest and penalties was a net benefit of $0.7 million in 2020, a net benefit of $0.6 million in 2019 and a net benefit of $0.7 million in 2018.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2013. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $4.6 million that would, if recognized, impact the effective tax rate.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The tax provisions in the CARES Act did not have a material impact on our 2020 Consolidated Financial Statements.
P. 102 – THE NEW YORK TIMES COMPANY

13. Earnings/(Loss) Per Share
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
Earnings/(loss) per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could impact the diluted shares. The difference between basic and diluted shares of approximately 1.1 million, 1.5 million and 2.1 million as of December 27, 2020, December 29, 2019, and December 30, 2018, respectively, resulted primarily from the dilutive effect of certain stock options and performance awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share for the years ended 2020, 2019 and 2018.

14. Stock-Based Awards
As of December 27, 2020, the Company was authorized to grant stock-based compensation under its 2020 Incentive Compensation Plan (the “2020 Incentive Plan”), which became effective April 22, 2020. The 2020 Incentive Plan replaced the 2010 Incentive Compensation Plan (the “2010 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
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
Each non-employee director of the Company receives an annual grant of restricted stock units under the 2020 Incentive Plan. Restricted stock units are awarded on the date of the annual meeting of stockholders and vest on the date of the subsequent year’s annual meeting, with the shares to be delivered upon a director’s cessation of membership on the Board of Directors. Each non-employee director is credited with additional restricted stock units with a value equal to the amount of all dividends paid on the Company’s Class A Common Stock. The Company’s directors are considered employees for purposes of stock-based compensation.
We refer to our outstanding stock-settled long-term performance awards, restricted stock units and stock options as “Stock-Based Awards.” We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards and restricted stock units. Stock-based compensation expense was $14.4 million in 2020, $12.9 million in 2019 and $13.0 million in 2018.
Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Awards under the 2010 Incentive Plan and 2020 Incentive Plan vest over a stated vesting period.
Stock Options
The 2010 Incentive Plan provided, and the 2020 Incentive Plan provides, for grants of both incentive and non-qualified stock options at an exercise price equal to the fair market value (as defined in each plan, respectively) of our Class A Common Stock on the date of grant. No grants of stock options have been made since 2012. Stock options were generally granted with a 3-year vesting period and a 10-year term and vest in equal annual installments.
The 2004 Directors’ Plan provided for grants of stock options to non-employee directors at an exercise price equal to the fair market value (as defined in the 2004 Directors’ Plan) of our Class A Common Stock on the date of
THE NEW YORK TIMES COMPANY – P. 103

grant. Prior to 2012, stock options were granted with a 1-year vesting period and a 10-year term. No grants of stock options have been made since 2012. The Company’s directors are considered employees for purposes of stock-based compensation.
Changes in our Company’s stock options in 2020 were as follows:

	December 27, 2020
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	969	$9	2	$22,534
Exercised	(644)	9
Forfeited/Expired	—	—
Options outstanding at end of period (1)	325	$8	1	$14,225
Options exercisable at end of period	325	$8	1	$14,225
(1) All outstanding options are vested as of December 27, 2020.
The total intrinsic value for stock options exercised was $21.2 million in 2020, $8.6 million in 2019 and $12.3 million in 2018.
Restricted Stock Units
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to 5 years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2020 were as follows:

	December 27, 2020
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	547	$27
Granted	256	37
Vested	(273)	25
Forfeited	(17)	33
Unvested stock-settled restricted stock units at end of period	513	$33
Unvested stock-settled restricted stock units expected to vest at end of period	477	$33
The intrinsic value of stock-settled restricted stock units vested was $9.6 million in 2020, $11.0 million in 2019 and $12.4 million in 2018.
Long-Term Incentive Compensation
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period.
Cash-settled awards have been granted with three-year performance periods and are based on the achievement of a specified financial performance measure. Cash-settled awards have been classified as a liability in our

P. 104 – THE NEW YORK TIMES COMPANY

Consolidated Balance Sheets. There were payments of approximately $4 million in 2020, $2 million in 2019 and $3 million in 2018.
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
Unrecognized Compensation Expense
As of December 27, 2020, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $15 million and is expected to be recognized over a weighted-average period of 1.42 years.
Reserved Shares
We generally issue shares for the exercise of stock options, vesting of stock-settled restricted stock units and stock-settled performance awards from unissued reserved shares.
Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 27, 2020	December 29, 2019
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	1,001	1,648
Stock-settled performance awards(1)	1,026	1,371
Outstanding	2,027	3,019
Available	15,190	7,475
Total Outstanding	2,027	3,019
Total Available(2)	15,190	7,475
(1)The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.
(2)As of December 27, 2020, the 2020 Incentive Plan had approximately 15 million shares of Class A stock available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were cancelled, forfeited or otherwise terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan.

THE NEW YORK TIMES COMPANY – P. 105

15. Stockholders’ Equity
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
There were 781,724 shares as of December 27, 2020, and 803,404 as of December 29, 2019, of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 95% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
In early 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A common stock. As of December 27, 2020, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 27, 2020.
The following table summarizes the changes in AOCI by component as of December 27, 2020:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net unrealized gain on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 29, 2019	$3,438	$(498,986)	$572	$(494,976)
Other comprehensive income before reclassifications, before tax	6,763	129	3,497	10,389
Amounts reclassified from accumulated other comprehensive loss, before tax	—	105,531	—	105,531
Income tax expense	1,815	28,372	938	31,125
Net current-period other comprehensive income, net of tax	4,948	77,288	2,559	84,795
Balance as of December 27, 2020	$8,386	$(421,698)	$3,131	$(410,181)

P. 106 – THE NEW YORK TIMES COMPANY

The following table summarizes the reclassifications from AOCI for the period ended December 27, 2020:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(6,119)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	31,009	Other components of net periodic benefit costs
Pension settlement charge	80,641	Other components of net periodic benefit costs
Total reclassification, before tax	105,531
Income tax expense	28,323	Income tax expense
Total reclassification, net of tax	$77,208
(1)These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Notes 9 and 10 for additional information.
16. Segment Information
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
17. Leases
Lessee activities
Operating leases
We have operating leases for office space and equipment. For all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Consolidated Balance Sheet as of December 27, 2020, as described below.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Consolidated Balance Sheet	December 27, 2020	December 29, 2019
Operating lease right-of-use assets	Miscellaneous assets	$52,304	$53,549
Current operating lease liabilities	Accrued expenses and other	$9,056	$7,853
Noncurrent operating lease liabilities	Other	52,695	55,136
Total operating lease liabilities		$61,751	$62,989
The total lease cost for operating leases included in operating costs in our Consolidated Statement of Operations was as follows:

	For the Twelve Months Ended
(In thousands)	December 27, 2020	December 29, 2019
Operating lease cost	$11,467	$9,980
Short term and variable lease cost	1,776	1,814
Total lease cost	$13,243	$11,794
THE NEW YORK TIMES COMPANY – P. 107

The table below presents additional information regarding operating leases:

(In thousands, except lease term and discount rate)	December 27, 2020	December 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11,533	$9,101
Right-of-use assets obtained in exchange for operating lease liabilities	$9,004	$61,270
Weighted-average remaining lease term	8.7 years	9.7 years
Weighted-average discount rate	4.41%	4.64%
Maturities of lease liabilities on an annual basis for the Company’s operating leases as of December 27, 2020, were as follows:

(In thousands)	Amount
2021	$11,356
2022	10,331
2023	9,135
2024	8,015
2025	6,873
Later Years	28,639
Total lease payments	$74,349
Less: Interest	(12,598)
Present value of lease liabilities	$61,751
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
As of December 27, 2020, and December 29, 2019, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment in our Consolidated Balance Sheet was approximately $516 million and $222 million and $510 million and $204 million, respectively. Office space leased to third parties represents approximately 39% of rentable square feet of the Company Headquarters.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Twelve Months Ended
(In thousands)	December 27, 2020	December 29, 2019
Building rental revenue (1)	$28,516	$30,595
(1) Building rental revenue includes approximately $10.8 million related to subleases for the fiscal year ended December 29, 2019. In December 2019, the Company exercised its option under the Lease Agreement, dated March 6, 2009, with an affiliate of W.P. Carey & Co. LLC (the “Lease”) to repurchase for $245.3 million a portion of the Company’s leasehold condominium interest consisting of approximately 750,000 rentable square feet in the Company Headquarters (the “Condo Interest”). The Lease was part of a transaction in 2009 under which the Company sold (for approximately $225 million) and simultaneously leased back the Condo Interest. As a result of the repurchase, the Company did not have sublease income for the fiscal year ended December 27, 2020.

P. 108 – THE NEW YORK TIMES COMPANY

Maturities of lease payments to be received on an annual basis for the Company’s office space operating leases as of December 27, 2020, were as follows:

(In thousands)	Amount
2021	$27,766
2022	30,327
2023	28,774
2024	28,823
2025	29,294
Later Years	135,413
Total building rental revenue from operating leases	$280,397

THE NEW YORK TIMES COMPANY – P. 109

18. Commitments and Contingent Liabilities
Restricted Cash
We were required to maintain $15.9 million of restricted cash as of December 27, 2020, and $17.1 million as of December 29, 2019, the majority of which is set aside to collateralize workers’ compensation obligations.
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally have damage claims that are greatly in excess of the payments, if any, that we would be required to pay if we lost or settled the cases. Although the Company cannot predict the outcome of these matters, it is possible that an unfavorable outcome in one or more matters could be material to the Company’s consolidated results of operations or cash flows for an individual reporting period. However, based on currently available information, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, is likely to have a material effect on the Company’s financial position.
19. Reclassification
The Company changed the expense captions on its Consolidated Statement of Operations effective for the quarter ended March 29, 2020. These changes were made in order to reflect how the Company manages its business and to communicate where the Company is investing resources and how this aligns with the Company’s strategy. The Company reclassified expenses for the prior period in order to present comparable financial results. There was no change to consolidated operating income, total operating costs, net income or cash flows as a result of this change in classification. A summary of changes is as follows:
“Production costs” has become “Cost of revenue”:
◦Cost of revenue contains all costs related to content creation, subscriber and advertiser servicing, and print production and distribution costs as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs, as well as compensation for employees that enhance and maintain our platforms. This represents a change from previously disclosed production costs, which did not include distribution or subscriber servicing costs. In addition, certain product development costs previously included in production costs have been reclassified to product development.
“Selling, general and administrative” has been split into three lines:
◦Sales and marketing represents all costs related to the Company’s marketing efforts as well as advertising sales costs.
◦Product development represents the Company’s investment into developing and enhancing new and existing product technology, including engineering, product development, and data insights.
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

P. 110 – THE NEW YORK TIMES COMPANY

A reconciliation of the expenses as previously disclosed to the recast presentation for twelve months ended December 29, 2019, and December 30, 2018, is as follows:

	As Reported for the Twelve Months Ended December 29, 2019	Reclassification		Recast for the Twelve Months Ended December 29, 2019
Operating costs
Production costs:
Wages and benefits	$424,070	$(424,070)	(1)(2)	$—
Raw materials	75,904	(75,904)	(1)	—
Other production costs	206,381	(206,381)	(1)(2)	—
Total production costs	706,355	(706,355)	(1)(2)	—
Cost of revenue (excluding depreciation and amortization)	—	989,029	(1)(3)(4)	989,029
Selling, general and administrative costs	867,623	(867,623)	(3)(4)(5)	—
Sales and marketing	—	272,657	(4)(5)	272,657
Product development	—	105,514	(2)(4)(5)	105,514
General and administrative	—	206,778	(4)(5)	206,778
Depreciation and amortization	60,661	—		60,661
Total operating costs	$1,634,639	$—		$1,634,639

	As Reported for the Twelve Months Ended December 30, 2018	Reclassification		Recast for the Twelve Months Ended December 30, 2018
Operating costs
Production costs:
Wages and benefits	$380,678	$(380,678)	(1)(2)	$—
Raw materials	76,542	(76,542)	(1)	—
Other production costs	196,956	(196,956)	(1)(2)	—
Total production costs	654,176	(654,176)	(1)(2)	—
Cost of revenue (excluding depreciation and amortization)	—	947,884	(1)(3)(4)	947,884
Selling, general and administrative costs	845,591	(845,591)	(3)(4)(5)	—
Sales and marketing	—	271,164	(4)(5)	271,164
Product development	—	84,098	(2)(4)(5)	84,098
General and administrative	—	196,621	(4)(5)	196,621
Depreciation and amortization	59,011	—		59,011
Total operating costs	$1,558,778	$—		$1,558,778
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
THE NEW YORK TIMES COMPANY – P. 111

20. Subsequent Event
Quarterly Dividend
In February 2021, our Board of Directors approved a quarterly dividend of $0.07 per share on our Class A and Class B common stock, an increase of $0.01 per share from the previous quarter. The dividend is payable on April 22, 2021, to all stockholders of record as of the close of business on April 7, 2021.

P. 112 – THE NEW YORK TIMES COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 27, 2020, December 29, 2019, and December 30, 2018:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 27, 2020	$14,358	$14,783	$15,344	$13,797
Year ended December 30, 2019	$13,249	$14,807	$13,698	$14,358
Year ended December 31, 2018	$14,542	$11,830	$13,123	$13,249
(1)Includes write-offs, net of recoveries.

THE NEW YORK TIMES COMPANY – P. 113

QUARTERLY INFORMATION (UNAUDITED)
Quarterly financial information for each quarter in the years ended December 27, 2020, and December 29, 2019, is included in the following tables.
Earnings/(loss) per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings or loss per share due to the weighted-average number of shares outstanding used in the computations for the respective periods. Earnings/(loss) per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.
Our second largest source of revenue is advertising. Our business has historically experienced higher advertising volume in the fourth quarter than the remaining quarters because of holiday advertising.

	2020 Quarters
(In thousands, except per share data)	March 29, 2020	June 28, 2020	September 27, 2020	December 27, 2020	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$443,636	$403,750	$426,895	$509,358	$1,783,639
Operating costs	416,316	374,944	387,299	428,824	1,607,383
Operating profit	27,320	28,806	39,596	80,534	176,256
Other components of net periodic benefit costs(1)	2,314	2,149	2,272	82,419	89,154
Gain from joint ventures(2)	—	—	—	5,000	5,000
Interest expense and other, net (3)	13,854	2,786	3,537	3,153	23,330
Income from continuing operations before income taxes	38,860	29,443	40,861	6,268	115,432
Income tax expense/(benefit)	6,006	5,781	7,283	(4,475)	14,595
Net income	32,854	23,662	33,578	10,743	100,837
Net income attributable to the noncontrolling interest	—	—	—	(734)	(734)
Net income attributable to The New York Times Company common stockholders	$32,854	$23,662	$33,578	$10,009	$100,103
Average number of common shares outstanding:
Basic	166,549	166,869	167,075	167,367	166,973
Diluted	167,845	168,083	168,059	168,197	168,038
Basic earnings per share attributable to The New York Times Company common stockholders:
Net income	$0.20	$0.14	$0.20	$0.06	$0.60
Diluted earnings per share attributable to The New York Times Company common stockholders:
Net income	$0.20	$0.14	$0.20	$0.06	$0.60
Dividends declared per share	$0.06	$—	$0.12	$0.06	$0.24
(1)In the fourth quarter of 2020, the Company recorded pension settlement charges of $80.6 million in connection with the transfer of certain pension benefit obligations to an insurer.
(2)In the fourth quarter of 2020, the Company recorded a $5.0 million gain from joint ventures reflecting our proportionate share of a distribution from the pending liquidation of Madison.
(3)In the first quarter of 2020, the Company recorded a $10.1 million gain related to a non-marketable equity investment transaction.
P. 114 – THE NEW YORK TIMES COMPANY

	2019 Quarters
(In thousands, except per share data)	March 31, 2019	June 30, 2019	September 29, 2019	December 29, 2019	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$439,062	$436,258	$428,501	$508,363	$1,812,184
Operating costs	404,464	398,325	401,452	430,398	1,634,639
Restructuring charge(1)	—	—	4,008	—	4,008
Gain from pension liability adjustment(2)	—	—	(2,045)	—	(2,045)
Operating profit	34,598	37,933	25,086	77,965	175,582
Other components of net periodic benefit costs	1,835	1,833	1,834	1,800	7,302
Interest expense and other, net	(1,303)	(1,514)	(755)	(248)	(3,820)
Income from continuing operations before income taxes	31,460	34,586	22,497	75,917	164,460
Income tax expense	1,304	9,415	6,070	7,705	24,494
Net income attributable to The New York Times Company common stockholders	$30,156	$25,171	$16,427	$68,212	$139,966
Average number of common shares outstanding:
Basic	165,674	166,152	166,148	166,239	166,042
Diluted	167,129	167,549	167,555	167,728	167,545
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Net income/(loss)	$0.18	$0.15	$0.10	$0.41	$0.84
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Net income/(loss)	$0.18	$0.15	$0.10	$0.41	$0.83
Dividends declared per share	$0.05	$0.05	$0.05	$0.05	$0.20
(1)In the third quarter of 2019, the Company recognized a $4.0 million of pre-tax expense related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC.
(2)In the third quarter of 2019, the Company recorded a $2.0 million gain from a multiemployer pension plan liability adjustment.

THE NEW YORK TIMES COMPANY – P. 115

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 27, 2020. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

P. 116 – THE NEW YORK TIMES COMPANY

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 1 — Election of Directors,” “Related Person Transactions,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independence of Directors,” but only up to and including the section titled “Board Committees and Audit Committee Financial Experts,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2021 Annual Meeting of Stockholders.
The Board of Directors has adopted a code of ethics that applies not only to the principal executive officer, principal financial officer and principal accounting officer, as required by the SEC, but also to our Chairman. The current version of this code of ethics can be found on the Corporate Governance section of our website at http://nytco.com/investors/corporate-governance. We intend to post any amendments to or waivers from the code of ethics that apply to our principal executive officer, principal financial officer or principal accounting officer on our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2021 Annual Meeting of Stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Stock-based awards	2,027,252	(1)	$7.56	(2)	15,190,410	(3)
Total	2,027,252				15,190,410
Equity compensation plans not approved by security holders	None		None		None
(1) Includes (i) 324,860 shares of Class A stock to be issued upon the exercise of outstanding stock options granted under the 2010 Incentive Plan, at a weighted-average exercise price of $7.56 per share, and with a weighted-average remaining term of 1.4 years; (ii) 512,936 shares of Class A stock issuable upon the vesting of outstanding stock-settled restricted stock units granted under the 2010 Incentive Plan and the 2020 Incentive Plan; (iii) 163,938 shares of Class A stock related to vested stock-settled restricted stock units granted under the 2010 Incentive Plan issuable to non-employee directors upon retirement from the Board; and (iv) 1,025,518, shares of Class A stock that would be issuable at maximum performance pursuant to outstanding stock-settled performance awards under the 2010 Incentive Plan and the 2020 Incentive Plan. Under the terms of the performance awards, shares of Class A stock are to be issued at the end of three-year performance cycles based on the Company’s achievement against specified performance targets. The shares included in the table represent the maximum number of shares that would be issued under the outstanding performance awards; assuming target performance, the number of shares that would be issued under the outstanding performance awards is 512,759.
(2) Excludes shares of Class A stock issuable upon vesting of stock-settled restricted stock units and shares issuable pursuant to stock-settled performance awards.
(3) Includes shares of Class A stock available for future stock options to be granted under the 2020 Incentive Plan. As of December 27, 2020, the 2020 Incentive Plan had 15,190,410 shares of Class A stock remaining available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were cancelled, forfeited or otherwise

THE NEW YORK TIMES COMPANY – P. 117

terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan. Stock options granted under the 2020 Incentive Plan must provide for an exercise price of 100% of the fair market value (as defined in the 2020 Incentive Plan) on the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 3 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2021 Annual Meeting of Stockholders.
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

Page
Consolidated Schedule for the Three Years Ended December 27, 2020
II – Valuation and Qualifying Accounts	113
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

THE NEW YORK TIMES COMPANY – P. 119

INDEX TO EXHIBITS
Exhibit numbers 10.15 through 10.25 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
(3.1)
Certificate of Incorporation as amended and restated to reflect amendments effective July 1, 2007 (filed as an Exhibit to the Company’s Form 10-Q dated August 9, 2007, and incorporated by reference herein).

(3.2)	By-laws, as amended April 10, 2020 (filed as an Exhibit to the Company’s Form 8-K dated April 10, 2020, and incorporated by reference herein).
(4)	The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed, and for which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
(4.1)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

(10.11)	Assignment and Assumption of Sublease (NYT-2), dated July 10, 2020, between NYT Building Leasing Company LLC, as assignor, and NYT Real Estate Company LLC, as assignee.
(10.12)*
Letter Agreement, dated as of October 18, 2017, between the Company and Massachusetts Mutual Life Insurance Company (filed as an Exhibit to the Company’s Form 10-K dated February 27, 2018, and incorporated by reference herein).

(10.13)*
Letter Agreement, dated as of October 18, 2017, between the Company and Massachusetts Mutual Life Insurance Company (filed as an Exhibit to the Company’s Form 10-K dated February 27, 2018, and incorporated by reference herein).

(10.14)
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

P. 120 – THE NEW YORK TIMES COMPANY

Exhibit Number	Description of Exhibit
(10.15)	The Company’s Non-Employee Directors Deferral Plan, as amended through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.16)
The Company’s 2010 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (filed as an Exhibit to the Company’s Form 8-K dated April 30, 2014, and incorporated by reference herein).

(10.17)
Form of Restricted Stock Unit Award Agreement for Employees under the Company’s 2010 Incentive Compensation Plan (filed as an Exhibit to the Company’s Form 10-K dated February 22, 2017, and incorporated by reference herein).

(10.18)	The New York Times Company 2020 Incentive Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 22, 2020, and incorporated by reference herein).
(10.19)	Form of Restricted Stock Unit Award Agreement for Employees under the Company’s 2020 Incentive Compensation Plan.
(10.20)
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s 2020 Incentive Compensation Plan (filed as an Exhibit to the Company’s Form 10-Q dated May 7, 2020, and incorporated by reference herein).

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

(10.24)	The Company’s Savings Restoration Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).
(10.25)
Employment Letter Agreement, dated July 21, 2020, between the Company and Meredith Kopit Levien (filed as an Exhibit to the Company’s Form 8-K dated July 22, 2020, and incorporated by reference herein).

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
Date: February 25, 2021

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

Signature	Title	Date
/s/ A.G. Sulzberger	Chairman, Publisher and Director	February 25, 2021
/s/ Meredith Kopit Levien	Chief Executive Officer, President and Director (principal executive officer)	February 25, 2021
/s/ Roland A. Caputo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2021
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	February 25, 2021
/s/ Amanpal S. Bhutani	Director	February 25, 2021
/s/ Robert E. Denham	Director	February 25, 2021
/s/ Rachel Glaser	Director	February 25, 2021
/s/ Arthur Golden	Director	February 25, 2021
/s/ Hays N. Golden	Director	February 25, 2021
/s/ Brian P. McAndrews	Director	February 25, 2021
/s/ David Perpich	Director	February 25, 2021
/s/ John W. Rogers, Jr.	Director	February 25, 2021
/s/ Doreen Toben	Director	February 25, 2021
/s/ Rebecca Van Dyck	Director	February 25, 2021

P. 122 – THE NEW YORK TIMES COMPANY