Form 10-Q
period 2021-03-28
NEW YORK TIMES CO
filed 2021-05-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 30, 2021 (exclusive of treasury shares):

Class A Common Stock	167,079,231	shares
Class B Common Stock	781,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 28, 2021 (unaudited) and December 27, 2020	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 28, 2021 and March 29, 2020	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 28, 2021 and March 29, 2020	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters ended March 28, 2021 and March 29, 2020	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 28, 2021 and March 29, 2020	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item	3	Quantitative and Qualitative Disclosures about Market Risk	30
Item	4	Controls and Procedures	31

PART II		Other Information	32
Item	1	Legal Proceedings	32
Item	1A	Risk Factors	32
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item	6	Exhibits	33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 28, 2021	December 27, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$275,242	$286,079
Short-term marketable securities	297,454	309,080
Accounts receivable (net of allowances of $12,498 in 2021 and $13,797 in 2020)	145,170	183,692
Prepaid expenses	33,459	29,487
Other current assets	35,327	27,497
Total current assets	786,652	835,835
Other assets
Long-term marketable securities	317,988	286,831
Property, plant and equipment (less accumulated depreciation and amortization of $900,278 in 2021 and $886,149 in 2020)	587,452	594,516
Goodwill	169,295	171,657
Deferred income taxes	98,884	99,518
Miscellaneous assets	322,491	319,332
Total assets	$2,282,762	$2,307,689
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 28, 2021	December 27, 2020
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$102,699	$123,157
Accrued payroll and other related liabilities	86,844	121,159
Unexpired subscriptions revenue	114,845	105,346
Accrued expenses and other	136,318	137,086
Total current liabilities	440,706	486,748
Other liabilities
Pension benefits obligation	322,543	326,555
Postretirement benefits obligation	37,136	38,690
Other	126,915	127,585
Total other liabilities	486,594	492,830
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2021 – 175,916,992; 2020 – 175,308,672 (including treasury shares: 2021 – 8,870,801; 2020 – 8,870,801)	17,592	17,531
Class B – convertible – authorized and issued shares: 2021 – 781,724; 2020 – 781,724	78	78
Additional paid-in capital	212,802	216,714
Retained earnings	1,701,860	1,672,586
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	6,407	8,386
Funded status of benefit plans	(417,010)	(421,698)
Net unrealized gain on available-for-sale securities	2,350	3,131
Total accumulated other comprehensive loss, net of income taxes	(408,253)	(410,181)
Total New York Times Company stockholders’ equity	1,352,868	1,325,517
Noncontrolling interest	2,594	2,594
Total stockholders’ equity	1,355,462	1,328,111
Total liabilities and stockholders’ equity	$2,282,762	$2,307,689
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 28, 2021	March 29, 2020
	(13 weeks)
Revenues
Subscription	$329,084	$285,434
Advertising	97,116	106,137
Other	46,845	52,065
Total revenues	473,045	443,636
Operating costs
Cost of revenue (excluding depreciation and amortization)	250,997	243,484
Sales and marketing	60,153	73,784
Product development	38,943	31,002
General and administrative	56,577	52,861
Depreciation and amortization	14,717	15,185
Total operating costs	421,387	416,316
Operating profit	51,658	27,320
Other components of net periodic benefit costs	2,599	2,314
Interest income and other, net	1,511	13,854
Income from continuing operations before income taxes	50,570	38,860
Income tax expense	9,461	6,006
Net income	41,109	32,854
Net income attributable to The New York Times Company common stockholders	$41,109	$32,854
Average number of common shares outstanding:
Basic	167,647	166,549
Diluted	168,165	167,845
Basic earnings per share attributable to The New York Times Company common stockholders	$0.25	$0.20
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.24	$0.20
Dividends declared per share	$0.07	$0.06
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 28, 2021	March 29, 2020
	(13 weeks)
Net income	$41,109	$32,854
Other comprehensive income, before tax:
Loss on foreign currency translation adjustments	(2,702)	(254)
Pension and postretirement benefits obligation	6,406	6,397
Net unrealized (loss)/gain on available-for-sale securities	(1,067)	715
Other comprehensive income, before tax	2,637	6,858
Income tax expense	709	1,915
Other comprehensive income, net of tax	1,928	4,943
Comprehensive income attributable to The New York Times Company common stockholders	$43,037	$37,797
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended March 28, 2021 and March 29, 2020
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
Net income	—	—	32,854	—	—	32,854	—	32,854
Dividends	—	—	(10,039)	—	—	(10,039)	—	(10,039)
Other comprehensive income	—	—	—	—	4,943	4,943	—	4,943
Issuance of shares:
Stock options – 88,775 Class A shares	9	922	—	—	—	931	—	931
Restricted stock units vested – 134,985 Class A shares	13	(3,622)	—	—	—	(3,609)	—	(3,609)
Performance-based awards – 257,098 Class A shares	26	(7,850)	—	—	—	(7,824)	—	(7,824)
Stock-based compensation	—	2,455	—	—	—	2,455	—	2,455
Balance, March 29, 2020	$17,552	$199,933	$1,635,473	$(171,211)	$(490,033)	$1,191,714	$1,860	$1,193,574

Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
Net income	—	—	41,109	—	—	41,109	—	41,109
Dividends	—	—	(11,835)	—	—	(11,835)	—	(11,835)
Other comprehensive income	—	—	—	—	1,928	1,928	—	1,928
Issuance of shares:
Stock options – 323,360 Class A shares	33	2,414	—	—	—	2,447	—	2,447
Restricted stock units vested – 142,707 Class A shares	14	(4,564)	—	—	—	(4,550)	—	(4,550)
Performance-based awards – 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	4,185	—	—	—	4,185	—	4,185
Balance, March 28, 2021	$17,670	$212,802	$1,701,860	$(171,211)	$(408,253)	$1,352,868	$2,594	$1,355,462

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 28, 2021	March 29, 2020
	(13 weeks)
Cash flows from operating activities
Net income	$41,109	$32,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,717	15,185
Amortization of right of use asset	2,166	2,347
Stock-based compensation expense	4,185	2,455
Gain on non-marketable equity investment	—	(10,074)
Long-term retirement benefit obligations	(4,004)	(4,469)
Fair market value adjustment on life insurance products	208	3,469
Other – net	(1,277)	3,064
Changes in operating assets and liabilities:
Accounts receivable – net	38,522	55,722
Other assets	(3,768)	6,826
Accounts payable, accrued payroll and other liabilities	(68,428)	(79,225)
Unexpired subscriptions	9,499	10,697
Net cash provided by operating activities	32,929	38,851
Cash flows from investing activities
Purchases of marketable securities	(177,543)	(142,024)
Maturities of marketable securities	155,782	127,291
Business acquisitions	—	(8,055)
(Purchases)/sales of investments – net	(70)	2,965
Capital expenditures	(6,394)	(15,217)
Other-net	2,017	1,617
Net cash used in investing activities	(26,208)	(33,423)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(10,072)	(8,344)
Capital shares:
Proceeds from stock option exercises	2,447	931
Share-based compensation tax withholding	(10,483)	(11,432)
Net cash used in financing activities	(18,108)	(18,845)
Net decrease in cash, cash equivalents and restricted cash	(11,387)	(13,417)
Effect of exchange rate changes on cash	(341)	32
Cash, cash equivalents and restricted cash at the beginning of the period	301,964	247,518
Cash, cash equivalents and restricted cash at the end of the period	$290,236	$234,133

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 28, 2021, and December 27, 2020, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended March 28, 2021, and March 29, 2020. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 27, 2020. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of March 28, 2021, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020, have not changed materially.
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2019-12	Simplifying the Accounting for Income Taxes (Topic 740)	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.	Simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this guidance on December 28, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), commercial printing, retail commerce, television and film and our live events business.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2021	As % of total	March 29, 2020	As % of total
Subscription	$329,084	69.6%	$285,434	64.4%
Advertising	97,116	20.5%	106,137	23.9%
Other (1)	46,845	9.9%	52,065	11.7%
Total	$473,045	100.0%	$443,636	100.0%
(1) Other revenues includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $6 million and $8 million for the quarters ended March 28, 2021, and March 29, 2020, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the quarters ended March 28, 2021, and March 29, 2020:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020
Digital-only subscription revenues:
News product subscription revenues(1)	$161,287	$118,958
Other product subscription revenues(2)	18,312	11,052
Subtotal digital-only subscriptions	179,599	130,010
Print subscription revenues:
Domestic home delivery subscription revenues(3)	134,395	133,736
Single-copy, NYT International and other subscription revenues(4)	15,090	21,688
Subtotal print subscription revenues	149,485	155,424
Total subscription revenues	$329,084	$285,434
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Games, Cooking and Audm products.
(3) Includes free access to some of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues for the quarters ended March 28, 2021, and March 29, 2020:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020
Advertising revenues:
Digital	$59,496	$51,158
Print	37,620	54,979
Total advertising	$97,116	$106,137

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of March 28, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $112 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $37 million, $34 million and $41 million will be recognized in the remainder of 2021, 2022 and thereafter, respectively.
Contract Assets
As of March 28, 2021, and December 27, 2020, the Company had $1.7 million and $1.8 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $3.2 million and $4.3 million of net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of March 28, 2021, and December 27, 2020, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of March 28, 2021, and December 27, 2020:

	March 28, 2021
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$125,933	$417	$(19)	$126,331
Certificates of deposit	59,083	—	—	59,083
U.S. Treasury securities	51,225	27	(1)	51,251
U.S. governmental agency securities	39,362	42	—	39,404
Commercial paper	21,385	—	—	21,385
Total short-term AFS securities	$296,988	$486	$(20)	$297,454
Long-term AFS securities
Corporate debt securities	$150,272	$1,125	$(119)	$151,278
U.S. Treasury securities	101,222	1,751	(8)	102,965
U.S. governmental agency securities	51,588	15	(13)	51,590
Municipal securities	12,161	1	(7)	12,155
Total long-term AFS securities	$315,243	$2,892	$(147)	$317,988

	December 27, 2020
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$129,805	$504	$(8)	$130,301
Certificates of deposit	36,525	—	—	36,525
U.S. Treasury securities	79,467	39	(3)	79,503
U.S. governmental agency securities	25,113	61	(3)	25,171
Commercial paper	37,580	—	—	37,580
Total short-term AFS securities	$308,490	$604	$(14)	$309,080
Long-term AFS securities
Corporate debt securities	$134,296	$1,643	$(5)	$135,934
U.S. Treasury securities	95,511	2,054	—	97,565
U.S. governmental agency securities	48,342	19	(13)	48,348
Municipal securities	4,994	—	(10)	4,984
Total long-term AFS securities	$283,143	$3,716	$(28)	$286,831

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of March 28, 2021, and December 27, 2020, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 28, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$50,264	$(19)	$—	$—	$50,264	$(19)
U.S. Treasury securities	10,563	(1)	—	—	10,563	(1)
Total short-term AFS securities	$60,827	$(20)	$—	$—	$60,827	$(20)
Long-term AFS securities
Corporate debt securities	$42,532	$(119)	$—	$—	$42,532	$(119)
U.S. Treasury securities	9,493	(8)	—	—	9,493	(8)
U.S. governmental agency securities	21,235	(13)	—	—	21,235	(13)
Municipal securities	7,161	(7)	—	—	7,161	(7)
Total long-term AFS securities	$80,421	$(147)	$—	$—	$80,421	$(147)

	December 27, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$33,735	$(8)	$—	$—	$33,735	$(8)
U.S. Treasury securities	20,133	(3)	—	—	20,133	(3)
U.S. governmental agency securities	4,999	(2)	8,749	(1)	13,748	(3)
Total short-term AFS securities	$58,867	$(13)	$8,749	$(1)	$67,616	$(14)
Long-term AFS securities
Corporate debt securities	$6,717	$(5)	$—	$—	$6,717	$(5)
U.S. governmental agency securities	26,236	(13)	—	—	26,236	(13)
Municipal securities	4,984	(10)	—	—	4,984	(10)
Total long-term AFS securities	$37,937	$(28)	$—	$—	$37,937	$(28)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of March 28, 2021, and December 27, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 28, 2021, and December 27, 2020, we have recognized no losses or allowance for credit losses related to AFS securities.
As of March 28, 2021, and December 27, 2020, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 36 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of March 28, 2021, and since December 27, 2020, were as follows:

(In thousands)	Total Company
Balance as of December 27, 2020	$171,657
Foreign currency translation	(2,362)
Balance as of March 28, 2021	$169,295
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $15.8 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of March 28, 2021.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income and other, net.
As of March 28, 2021, and December 27, 2020, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $21.0 million and $20.9 million, respectively. During the first quarter of 2020, we recorded a $10.1 million gain related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $2.6 million and $3.8 million in the first quarters of 2021 and 2020, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020
Interest income and other expense, net (1)	$1,689	$14,039
Interest expense	(178)	(185)
Total interest income and other, net	$1,511	$13,854
(1) The quarter ended March 29, 2020 includes a $10.1 million gain related to a non-marketable equity investment transaction.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 28, 2021, and December 27, 2020, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 28, 2021	December 27, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$275,242	$286,079
Restricted cash included within other current assets	664	686
Restricted cash included within miscellaneous assets	14,330	15,199
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$290,236	$301,964
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
As of March 28, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
Severance Costs
We recognized $0.4 million in severance costs in each of the first quarters of 2021 and 2020, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $3.3 million and $5.0 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of March 28, 2021, and December 27, 2020, respectively.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2021, and December 27, 2020:

(In thousands)	March 28, 2021				December 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$126,331	$—	$126,331	$—	$130,301	$—	$130,301	$—
Certificates of deposit	59,083	—	59,083	—	36,525	—	36,525	—
U.S. Treasury securities	51,251	—	51,251	—	79,503	—	79,503	—
U.S. governmental agency securities	39,404	—	39,404	—	25,171	—	25,171	—
Commercial paper	21,385	—	21,385	—	37,580	—	37,580	—
Total short-term AFS securities	$297,454	$—	$297,454	$—	$309,080	$—	$309,080	$—
Long-term AFS securities (1)
Corporate debt securities	$151,278	$—	$151,278	$—	$135,934	$—	$135,934	$—
U.S. Treasury securities	102,965	—	102,965	—	97,565	—	97,565	—
U.S. governmental agency securities	51,590	—	51,590	—	48,348	—	48,348	—
Municipal securities	12,155	—	12,155	—	4,984	—	4,984	—
Total long-term AFS securities	$317,988	$—	$317,988	$—	$286,831	$—	$286,831	$—
Liabilities:
Deferred compensation (2)(3)	$18,857	$18,857	$—	$—	$22,245	$22,245	$—	$—
Contingent consideration	$7,728	$—	$—	$7,728	$8,431	$—	$—	$8,431
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $50.2 million as of March 28, 2021, and $49.2 million as of December 27, 2020. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 3 Liabilities
The contingent consideration liability is related to the 2020 acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC (the “Serial acquisition”) and represents contingent payments based on the achievement of certain operational targets, as defined in the acquisition agreement, over the 5 years following the acquisition. The Company estimated the fair value using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. As the fair value is based on significant unobservable inputs, this is a Level 3 liability.
The following table presents the contingent consideration balances as of March 28, 2021, and December 27, 2020:

(In thousands)	March 28, 2021	December 27, 2020
Balance at the beginning of the period (1)	$8,431	$—
Serial acquisition	—	9,293
Payments	—	(862)
Fair value adjustments (2)	(703)	—
Contingent consideration at the end of the period	$7,728	$8,431
(1) There were no transactions involving contingent consideration during the quarter ended March 29, 2020. The contingent consideration reflected above relates to the Serial acquisition, which was completed during the third quarter of 2020.
(2) Fair value adjustments are included in General and administrative expenses in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of March 28, 2021, and December 27, 2020, of $7.7 million and $8.4 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets.
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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 28, 2021			March 29, 2020
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,276	$—	$2,276	$2,607	$—	$2,607
Interest cost	7,629	1,088	8,717	11,742	1,648	13,390
Expected return on plan assets	(12,677)	—	(12,677)	(17,736)	—	(17,736)
Amortization of actuarial loss	5,055	1,821	6,876	5,655	1,521	7,176
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost (1)	$1,797	$2,909	$4,706	$1,782	$3,169	$4,951
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first quarters of 2021 and 2020, we made pension contributions of $1.5 million and $2.1 million, respectively, to the APP. We expect contributions in 2021 to total approximately $10 million to satisfy funding requirements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Postretirement Benefits
The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020
Service cost	$13	$7
Interest cost	141	256
Amortization of actuarial loss	852	763
Amortization of prior service credit	(836)	(1,056)
Net periodic postretirement benefit cost/(income) (1)	$170	$(30)
(1) The service cost component of net periodic postretirement benefit cost/(income) is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 10. INCOME TAXES
The Company had income tax expense of $9.5 million and $6.0 million in the first quarters of 2021 and 2020, respectively. The Company’s effective tax rates from continuing operations were 18.7% and 15.5% for the first quarters of 2021 and 2020, respectively. The Company received a tax benefit in both periods from stock price appreciation on stock-based awards that settled in the quarters, resulting in a lower than statutory tax rate.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 0.5 million and 1.3 million as of March 28, 2021, and March 29, 2020, resulted primarily from the dilutive effect of certain stock options, performance awards and restricted stock units.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.1 million and 0.2 million restricted stock units excluded from the computation of diluted earnings per share in the first quarters of 2021 and 2020, respectively, because they were anti-dilutive. There were no anti-dilutive stock options or stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the first quarters of 2021 and 2020, respectively.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of March 28, 2021, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the changes in AOCI by component as of March 28, 2021:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2020	$8,386	$(421,698)	$3,131	$(410,181)
Other comprehensive income before reclassifications, before tax	(2,702)	—	(1,067)	(3,769)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	6,406	—	6,406
Income tax (benefit)/expense	(723)	1,718	(286)	709
Net current-period other comprehensive (loss)/ income, net of tax	(1,979)	4,688	(781)	1,928
Balance as of March 28, 2021	$6,407	$(417,010)	$2,350	$(408,253)
The following table summarizes the reclassifications from AOCI for the first quarter ended March 28, 2021:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,322)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	7,728	Other components of net periodic benefit costs
Total reclassification, before tax(2)	6,406
Income tax expense	1,718	Income tax expense
Total reclassification, net of tax	$4,688
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the first quarter ended March 28, 2021.
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
We are a global media organization that includes digital and print products and related businesses. We have one reportable segment with businesses that include our core news product and other interest-specific products, and related content and services.
We generate revenues principally from subscriptions and advertising. In addition, we generate other revenues primarily consisting of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), commercial printing, retail commerce, television and film and our live events business.
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
Financial Highlights
Diluted earnings per share from continuing operations were $0.24 and $0.20 for the first quarters of 2021 and 2020, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.26 and $0.17 for the first quarters of 2021 and 2020, respectively.
The Company had an operating profit of $51.7 million in the first quarter of 2021, compared with $27.3 million in the first quarter of 2020. The increase was principally driven by higher digital-only subscription revenues and, to a lesser extent, higher digital advertising revenues, which more than offset lower print advertising, print subscription and other revenues. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) increased to $68.1 million in the first quarter of 2021 from $44.3 million in the first quarter of 2020, primarily as a result of the factors identified above.
Total revenues increased 6.6% to $473.0 million in the first quarter of 2021 from $443.6 million in the first quarter of 2020, primarily driven by an increase in subscription revenue. The increase was partially offset by lower advertising and other revenues.
Subscription revenues increased 15.3% in the first quarter of 2021 compared with the same prior-year period, primarily due to year-over-year growth of 39.8% in the number of subscriptions to the Company’s digital-only products. Paid digital-only subscriptions totaled approximately 6,991,000 at the end of the first quarter of 2021, a net increase of 301,000 subscriptions compared with the end of the fourth quarter of 2020 and a net increase of 1,990,000 compared with the end of the first quarter of 2020. Of the 301,000 total net additions, 167,000 came from the Company’s digital news product, while 134,000 came from the Company’s Cooking, Games and Audm products. We experienced significant growth in the number of subscriptions to our digital-only products in 2020, and we do not expect the 2020 growth rate to be sustainable or indicative of results for future periods. In February and March of this year, we began to see declines in the rate of net subscription additions for our digital-only products, when compared with the same months in 2020, and we expect net subscription additions to continue at a moderated pace in the second quarter. We expect total net subscription additions for the 2021 year to be in the range of the number of total net subscription additions in 2019.
Total advertising revenues decreased 8.5% in the first quarter of 2021 compared with the same prior-year period, as declines in print advertising were partially offset by increases in digital advertising revenues. Digital advertising revenues increased 16.3% compared with the prior-year period, reflecting higher direct-sold advertising, including traditional display and podcasts, as well as the impact of the comparison to weak digital advertising revenues in the first quarter of 2020 caused by reduced advertiser spending during the start of the Covid-19 pandemic. Print advertising revenues declined 31.6% compared with the prior-year period, reflecting continued reduced spending on print advertising by businesses negatively impacted by the Covid-19 pandemic, which further accelerated secular trends. We expect reduced advertiser spending by these businesses, along with secular trends, to continue to adversely affect our print advertising revenues. Some of our print advertising revenues may not return to pre-pandemic levels once economic conditions improve.

Operating costs increased in the first quarter of 2021 to $421.4 million from $416.3 million in the first quarter of 2020, largely due to an increase in cost of revenue, general and administrative costs and product development costs, partially offset by a decrease in sales and marketing costs. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased in the first quarter of 2021 to $404.9 million from $399.3 million in the first quarter of 2020, primarily as a result of the factors identified above.
At this time, the full impact that the Covid-19 pandemic will have on our business, operations and financial results is uncertain. The extent to which the pandemic will continue to impact us will depend on numerous evolving factors and future developments, including the scope and duration of the pandemic (including the extent of any resurgence); the effect of ongoing vaccination efforts; the impact of the pandemic on economic conditions and the companies with which we do business; governmental, business and other actions; the status of travel restrictions; and the status of social distancing measures, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020, for more information.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Revenues
Subscription	$329,084	$285,434	15.3%
Advertising	97,116	106,137	(8.5)%
Other	46,845	52,065	(10.0)%
Total revenues	473,045	443,636	6.6%
Operating costs
Cost of revenue (excluding depreciation and amortization)	250,997	243,484	3.1%
Sales and marketing	60,153	73,784	(18.5)%
Product development	38,943	31,002	25.6%
General and administrative	56,577	52,861	7.0%
Depreciation and amortization	14,717	15,185	(3.1)%
Total operating costs	421,387	416,316	1.2%
Operating profit	51,658	27,320	89.1%
Other components of net periodic benefit costs	2,599	2,314	12.3%
Interest income and other, net	1,511	13,854	(89.1)%
Income from continuing operations before income taxes	50,570	38,860	30.1%
Income tax expense	9,461	6,006	57.5%
Net income	41,109	32,854	25.1%
Net income attributable to The New York Times Company common stockholders	$41,109	$32,854	25.1%

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games, Cooking and Audm products), and single-copy and bulk sales of our print products (which represent less than 5% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 15.3% in the first quarter of 2021 compared with the same prior-year period, primarily due to year-over-year growth of 39.8% in the number of subscriptions to the Company’s digital-only products, as well as a benefit from subscriptions graduating to higher prices from introductory promotional pricing. Subscription revenues also benefited from an increase in revenue from our domestic home delivery print subscription products. The increases were partially offset by a decrease in revenue from single-copy and bulk sales as a result of business closures, increased levels of remote working and reductions in travel due to the Covid-19 pandemic.
Paid digital-only subscriptions totaled approximately 6,991,000 at the end of the first quarter of 2021, a net increase of 301,000 subscriptions compared with the end of the fourth quarter of 2020 and a net increase of 1,990,000 compared with the end of the first quarter of 2020. We experienced significant growth in the number of subscriptions to our digital-only products in 2020, and we do not expect the 2020 growth rate to be sustainable or indicative of results for future periods. In February and March of this year, we began to see declines in the rate of net subscription additions for our digital-only products, when compared with the same months in 2020, and we expect net subscription additions to continue at a moderated pace in the second quarter. We expect total net subscription additions for the 2021 year to be in the range of the number of total net subscription additions in 2019.
Digital-only news product subscriptions totaled approximately 5,257,000 at the end of the first quarter of 2021, a 167,000 net increase compared with the end of the fourth quarter of 2020 and a 1,360,000 increase compared with the end of the first quarter of 2020. Other product subscriptions (which include our Games, Cooking and Audm products) totaled approximately 1,734,000 at the end of the first quarter of 2021, an increase of 134,000 subscriptions compared with the end of the fourth quarter of 2020 and an increase of 630,000 subscriptions compared with the end of the first quarter of 2020.
Print domestic home delivery subscriptions totaled approximately 825,000 at the end of the first quarter of 2021, relatively flat compared with the end of the fourth quarter of 2020 and a net decrease of 15,000 compared with the end of the first quarter of 2020.
The following table summarizes digital and print subscription revenues for the first quarters of 2021 and 2020:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$161,287	$118,958	35.6%
Other product subscription revenues(2)	18,312	11,052	65.7%
Subtotal digital-only subscription revenues	179,599	130,010	38.1%
Print subscription revenues:
Domestic home delivery subscription revenues(3)	134,395	133,736	0.5%
Single-copy, NYT International and other subscription revenues(4)	15,090	21,688	(30.4)%
Subtotal print subscription revenues	149,485	155,424	(3.8)%
Total subscription revenues	$329,084	$285,434	15.3%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Games, Cooking and Audm products.
(3) Includes free access to some of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.

The following table summarizes digital and print subscriptions as of the end of the first quarters of 2021 and 2020:

	Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Digital-only subscriptions:
News product subscriptions(1)	5,257	3,897	34.9%
Other product subscriptions(2)	1,734	1,104	57.1%
Subtotal digital-only subscriptions	6,991	5,001	39.8%
Print subscriptions	825	840	(1.8)%
Total subscriptions	7,816	5,841	33.8%
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.
(2) Includes standalone subscriptions to the Company’s Games, Cooking and Audm products.

    We believe that the significant growth over the last several years in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. The following charts illustrate the growth in net digital-only subscription additions and corresponding subscription revenues as well as the relative stability of our print domestic home delivery subscription products since the launch of the digital pay model in 2011.

(1) Amounts may not add due to rounding.
(2) Print domestic home delivery subscriptions include free access to some of our digital products.
(3) Print Other includes single-copy, NYT International and other subscription revenues.
Note: Revenues for 2012 and 2017 include the impact of an additional week.

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.
The following table summarizes digital and print advertising revenues for the first quarters of 2021 and 2020:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Advertising revenues:
Digital	$59,496	$51,158	16.3%
Print	37,620	54,979	(31.6)%
Total advertising	$97,116	$106,137	(8.5)%
Digital advertising revenues, which represented 61.3% of total advertising revenues in the first quarter of 2021, increased $8.3 million or 16.3%, to $59.5 million compared with $51.2 million in the same prior-year period. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts, as well as the impact of the comparison to weak digital advertising revenues in the prior year period caused by reduced advertiser spending during the start of the Covid-19 pandemic. Core digital advertising revenue increased $9.5 million due to growth in direct-sold display advertising revenue and podcast advertising revenues. Direct-sold display impressions declined 21%, while the average rate grew 33%. Other digital advertising revenue decreased $1.2 million, primarily as a result of lower creative services revenue resulting from the closure of our Fake Love digital marketing agency in 2020, as well as an 8.8% decrease in open-market programmatic advertising revenue, as impressions decreased by 32%, while the average rate increased 34%.
Print advertising revenues, which represented 38.7% of total advertising revenues in the first quarter of 2021, declined $17.4 million or 31.6% to $37.6 million compared with $55.0 million in the same prior-year period. The decline was primarily in the entertainment, travel and luxury categories, and reflected continued reduced spending on print advertising by businesses negatively impacted by the Covid-19 pandemic, which further accelerated secular trends. We expect reduced advertising spending by these businesses, along with secular trends, to continue to adversely affect our print advertising revenues. Some of our print advertising revenues may not return to pre-pandemic levels once economic conditions improve.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the Company Headquarters, commercial printing, retail commerce, television and film and our live events business.
Other revenues decreased 10.0% in the first quarter of 2021, compared with the same prior-year period, primarily as a result of fewer television episodes as well as lower revenues from live events, commercial printing and building rental revenue. These declines were partially offset by higher Wirecutter affiliate referral revenues.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $6.2 million and $7.8 million in the first quarters of 2021 and 2020, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$250,997	$243,484	3.1%
Sales and marketing	60,153	73,784	(18.5)%
Product development	38,943	31,002	25.6%
General and administrative	56,577	52,861	7.0%
Depreciation and amortization	14,717	15,185	(3.1)%
Total operating costs	$421,387	$416,316	1.2%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain our platforms.
Cost of revenue increased in the first quarter of 2021 by $7.5 million compared with the first quarter of 2020, largely due to higher journalism costs of $9.2 million, higher subscriber servicing costs of $4.7 million, and higher digital content delivery costs of $3.9 million. The increases were partially offset by lower print production and distribution costs of $9.2 million. The increase in journalism costs was largely driven by growth in the number of employees in the newsroom, Games, Cooking and audio, costs in connection with audio content and a higher incentive compensation accrual. This cost growth was partially offset by lower content creation costs as a result of fewer television episodes and lower travel and entertainment costs (due largely to the Covid-19 pandemic). The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to a growth in the number of employees and higher cloud storage costs. The decrease in print production and distribution costs was largely due to lower newsprint consumption and pricing, as well as lower outside printing and distribution costs.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
Sales and marketing costs in the first quarter of 2021 decreased by $13.6 million compared with the first quarter of 2020, primarily due to lower subscription-related media expenses and advertising sales costs.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased to $35.9 million in the first quarter of 2021 from $45.4 million in the first quarter of 2020 as the Company reduced its marketing spend.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology, including engineering, product development and data insights.
Product development costs in the first quarter of 2021 increased by $7.9 million compared with the first quarter of 2020, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives as well as a higher incentive compensation accrual.
General and Administrative Costs
General and administrative costs includes general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the first quarter of 2021 increased by $3.7 million compared with the first quarter of 2020, primarily due to a higher incentive compensation accrual and growth in the number of employees.

Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2021 remained relatively flat compared with the same prior-year period.
Other Items
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items.
NON-OPERATING ITEMS
Other Components of Net Periodic Benefit Costs
See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding other components of net periodic benefit costs.
Interest Income and other, net
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
There were no special items in the first quarter of 2021.
The special item in the first quarter of 2020 consisted of:
•a $10.1 million gain ($7.4 million after tax or $.04 per share) related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
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
	For the Quarters Ended
	March 28, 2021	March 29, 2020	% Change
Diluted earnings per share from continuing operations	$0.24	$0.20	20.0%
Add:
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—
Other components of net periodic benefit costs	0.02	0.01	*
Special item:
Gain from non-marketable equity security	—	(0.06)	*
Income tax expense of adjustments	(0.01)	0.01	*
Adjusted diluted earnings per share from continuing operations(1)	$0.26	$0.17	52.9%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful

Reconciliation of operating profit before depreciation & amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)
	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Operating profit	$51,658	$27,320	89.1%
Add:
Depreciation & amortization	14,717	15,185	(3.1)%
Severance	406	370	9.7%
Multiemployer pension plan withdrawal costs	1,326	1,423	(6.8)%
Adjusted operating profit	$68,107	$44,298	53.7%

Reconciliation of operating costs before depreciation & amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Operating costs	$421,387	$416,316	1.2%
Less:
Depreciation & amortization	14,717	15,185	(3.1)%
Severance	406	370	9.7
Multiemployer pension plan withdrawal costs	1,326	1,423	(6.8)%
Adjusted operating costs	$404,938	$399,338	1.4%

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. Although there is uncertainty related to the anticipated continued effect of the Covid-19 pandemic on our business (as referenced above and in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020), given the strength of our balance sheet and based on the information currently available to us, we do not expect the impact of the pandemic to have a material impact on our liquidity position. As of March 28, 2021, we had cash, cash equivalents and short- and long-term marketable securities of $890.7 million. Our cash and marketable securities balances between the end of 2020 and March 28, 2021, increased, primarily due to cash proceeds from operating activities, partially offset by share-based compensation tax withholding, dividend payments and capital expenditures.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2021, the Board of Directors approved an increase in the quarterly dividend to $0.07 per share, which was paid in April 2021. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2021	March 29, 2020	% Change
Operating activities	$32,929	$38,851	(15.2)%
Investing activities	$(26,208)	$(33,423)	(21.6)%
Financing activities	$(18,108)	$(18,845)	(3.9)%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities decreased in the first quarter of 2021 compared with the same prior-year period primarily due to lower cash collections from accounts receivable, increase in other assets and lower cash payments received from prepaid subscriptions, partially offset by lower cash payments made to settle accounts payable, accrued payroll and other liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2021 was primarily related to $21.8 million in net purchases of marketable securities and $6.4 million in capital expenditures payments.
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
Net cash used in financing activities in the first quarter of 2021 was primarily related to share-based compensation tax withholding payments of $10.5 million and dividend payments of $10.1 million.

Restricted Cash
We were required to maintain $15.0 million of restricted cash as of March 28, 2021, and $15.9 million as of December 27, 2020, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $7 million and $12 million in the first quarter of 2021 and 2020, respectively. Expenditures in the first quarter of 2021 were primarily driven by improvements at our Company Headquarters and at our College Point, N.Y., printing and distribution facility, and investments in technology. Capital expenditures decreased in 2021 as the build-out of additional office space in Long Island City, N.Y., was completed in 2020. The cash payments related to capital expenditures totaled approximately $6 million and $15 million in the first quarter of 2021 and 2020, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of March 28, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 28, 2021, our critical accounting policies have not changed from December 27, 2020.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020. As of March 28, 2021, our contractual obligations and off-balance sheet arrangements have not changed materially from December 27, 2020.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of the Covid-19 pandemic; significant competition in all aspects of our business; our ability to improve and scale our technical infrastructure and respond and adapt to changes in technology and consumer behavior; our ability to continue to retain and grow our subscriber base; numerous factors that affect our advertising revenues, including economic conditions, market dynamics, audience fragmentation, evolving digital advertising trends and the evolution of our strategy; damage to our brand or reputation; economic, geopolitical and other risks associated with the international scope of our business and foreign operations; our ability to attract and maintain a highly skilled and diverse workforce; adverse results from litigation or governmental investigations; the risks and challenges associated with investments we make in new and existing products and services; risks associated with acquisitions, divestitures, investments and other transactions; the effects of the fixed cost nature of significant portions of our expenses; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; the impact of labor negotiations and agreements; increases in the price of newsprint or significant disruptions in our newsprint supply chain or newspaper printing and distribution channels; security breaches and other network and information systems disruptions; our ability to comply with laws and regulations, including with respect to privacy, data protection and consumer marketing practices; payment processing risk; defects, delays or interruptions in the cloud-based hosting services we utilize; our ability to protect our intellectual property; claims of intellectual property infringement that we have been, and may be in the future, be subject to; the effects of restrictions on our operations as a result of the terms of our credit facility; our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 27, 2020, details our disclosures about market risk. As of March 28, 2021, there were no material changes in our market risks from December 27, 2020.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 28, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of March 28, 2021, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 5, 2021	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)