Form 10-Q
period 2021-06-27
NEW YORK TIMES CO
filed 2021-08-04
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of July 30, 2021 (exclusive of treasury shares):

Class A Common Stock	167,091,902	shares
Class B Common Stock	781,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 27, 2021 (unaudited) and December 27, 2020	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 27, 2021 and June 28, 2020	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 27, 2021 and June 28, 2020	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and six months ended June 27, 2021 and June 28, 2020	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 27, 2021 and June 28, 2020	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures about Market Risk	37
Item	4	Controls and Procedures	38

PART II		Other Information	39
Item	1	Legal Proceedings	39
Item	1A	Risk Factors	39
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item	6	Exhibits	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 27, 2021	December 27, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$320,871	$286,079
Short-term marketable securities	338,455	309,080
Accounts receivable (net of allowances of $12,269 in 2021 and $13,797 in 2020)	153,540	183,692
Prepaid expenses	36,262	29,487
Other current assets	32,110	27,497
Total current assets	881,238	835,835
Other assets
Long-term marketable securities	287,265	286,831
Property, plant and equipment (less accumulated depreciation and amortization of $891,635 in 2021 and $886,149 in 2020)	582,331	594,516
Goodwill	170,156	171,657
Deferred income taxes	96,869	99,518
Miscellaneous assets	330,148	319,332
Total assets	$2,348,007	$2,307,689
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 27, 2021	December 27, 2020
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$94,480	$123,157
Accrued payroll and other related liabilities	101,637	121,159
Unexpired subscriptions revenue	114,740	105,346
Accrued expenses and other	135,660	137,086
Total current liabilities	446,517	486,748
Other liabilities
Pension benefits obligation	317,543	326,555
Postretirement benefits obligation	35,712	38,690
Other	129,448	127,585
Total other liabilities	482,703	492,830
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2021 – 175,962,272; 2020 – 175,308,672 (including treasury shares: 2021 – 8,870,801; 2020 – 8,870,801)	17,596	17,531
Class B – convertible – authorized and issued shares: 2021 – 781,724; 2020 – 781,724	78	78
Additional paid-in capital	217,565	216,714
Retained earnings	1,756,198	1,672,586
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	7,092	8,386
Funded status of benefit plans	(412,315)	(421,698)
Net unrealized gain on available-for-sale securities	1,779	3,131
Total accumulated other comprehensive loss, net of income taxes	(403,444)	(410,181)
Total New York Times Company stockholders’ equity	1,416,782	1,325,517
Noncontrolling interest	2,005	2,594
Total stockholders’ equity	1,418,787	1,328,111
Total liabilities and stockholders’ equity	$2,348,007	$2,307,689
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(13 weeks)		(26 weeks)
Revenues
Subscription	$339,217	$293,189	$668,301	$578,623
Advertising	112,774	67,760	209,890	173,897
Other	46,506	42,801	93,351	94,866
Total revenues	498,497	403,750	971,542	847,386
Operating costs
Cost of revenue (excluding depreciation and amortization)	251,358	229,913	502,355	473,397
Sales and marketing	53,555	39,605	113,708	113,389
Product development	39,699	30,983	78,642	61,985
General and administrative	62,283	58,812	118,860	111,673
Depreciation and amortization	14,486	15,631	29,203	30,816
Total operating costs	421,381	374,944	842,768	791,260
Lease termination charge	3,831	—	3,831	—
Operating profit	73,285	28,806	124,943	56,126
Other components of net periodic benefit costs	2,598	2,149	5,197	4,463
Interest income and other, net	1,873	2,786	3,384	16,640
Income from continuing operations before income taxes	72,560	29,443	123,130	68,303
Income tax expense	18,243	5,781	27,704	11,787
Net income	54,317	23,662	95,426	56,516
Net income attributable to The New York Times Company common stockholders	$54,317	$23,662	$95,426	$56,516
Average number of common shares outstanding:
Basic	168,012	166,869	167,828	166,725
Diluted	168,346	168,083	168,312	167,968
Basic earnings per share attributable to The New York Times Company common stockholders	$0.32	$0.14	$0.57	$0.34
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.32	$0.14	$0.57	$0.34
Dividends declared per share	$—	$—	$0.07	$0.06
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(13 weeks)		(26 weeks)
Net income	$54,317	$23,662	$95,426	$56,516
Other comprehensive income, before tax:
Gain/(loss) on foreign currency translation adjustments	935	619	(1,767)	365
Pension and postretirement benefits obligation	6,409	6,231	12,815	12,628
Net unrealized (loss)/gain on available-for-sale securities	(779)	4,075	(1,846)	4,790
Other comprehensive income, before tax	6,565	10,925	9,202	17,783
Income tax expense	1,756	2,848	2,465	4,763
Other comprehensive income, net of tax	4,809	8,077	6,737	13,020
Comprehensive income attributable to The New York Times Company common stockholders	$59,126	$31,739	$102,163	$69,536
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 27, 2021 and June 28, 2020
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, March 29, 2020	$17,552	$199,933	$1,635,473	$(171,211)	$(490,033)	$1,191,714	$1,860	$1,193,574
Net income	—	—	23,662	—	—	23,662	—	23,662
Dividends	—	—	23	—	—	23	—	23
Other comprehensive income	—	—	—	—	8,077	8,077	—	8,077
Issuance of shares:
Stock options – 90,735 Class A shares	9	933	—	—	—	942	—	942
Restricted stock units vested – 6,516 Class A shares	1	(275)	—	—	—	(274)	—	(274)
Stock-based compensation	—	5,027	—	—	—	5,027	—	5,027
Balance, June 28, 2020	$17,562	$205,618	$1,659,158	$(171,211)	$(481,956)	$1,229,171	$1,860	$1,231,031

Balance, March 28, 2021	$17,670	$212,802	$1,701,860	$(171,211)	$(408,253)	$1,352,868	$2,594	$1,355,462
Net income	—	—	54,317	—	—	54,317	—	54,317
Dividends	—	—	21	—	—	21	—	21
Other comprehensive income	—	—	—	—	4,809	4,809	—	4,809
Issuance of shares:
Restricted stock units vested – 45,280 Class A shares	4	(390)	—	—	—	(386)	—	(386)
Stock-based compensation	—	5,153	—	—	—	5,153	—	5,153
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, June 27, 2021	$17,674	$217,565	$1,756,198	$(171,211)	$(403,444)	$1,416,782	$2,005	$1,418,787

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 27, 2021 and June 28, 2020
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
Net income	—	—	56,516	—	—	56,516	—	56,516
Dividends	—	—	(10,016)	—	—	(10,016)	—	(10,016)
Other comprehensive income	—	—	—	—	13,020	13,020	—	13,020
Issuance of shares:						—		—
Stock options – 179,510 Class A shares	18	1,855	—	—	—	1,873	—	1,873
Restricted stock units vested – 141,501 Class A shares	14	(3,897)	—	—	—	(3,883)	—	(3,883)
Performance-based awards – 257,098 Class A shares	26	(7,850)	—	—	—	(7,824)	—	(7,824)
Stock-based compensation	—	7,482	—	—	—	7,482	—	7,482
Balance, June 28, 2020	$17,562	$205,618	$1,659,158	$(171,211)	$(481,956)	$1,229,171	$1,860	$1,231,031

Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
Net income	—	—	95,426	—	—	95,426	—	95,426
Dividends	—	—	(11,814)	—	—	(11,814)	—	(11,814)
Other comprehensive income	—	—	—	—	6,737	6,737	—	6,737
Issuance of shares:
Stock options – 323,360 Class A shares	33	2,414	—	—	—	2,447	—	2,447
Restricted stock units vested – 187,987 Class A shares	18	(4,954)	—	—	—	(4,936)	—	(4,936)
Performance-based awards – 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	9,338	—	—	—	9,338	—	9,338
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, June 27, 2021	$17,674	$217,565	$1,756,198	$(171,211)	$(403,444)	$1,416,782	$2,005	$1,418,787

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 27, 2021	June 28, 2020
	(26 weeks)
Cash flows from operating activities
Net income	$95,426	$56,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,203	30,816
Lease termination charge	3,831	—
Amortization of right of use asset	4,442	4,645
Stock-based compensation expense	9,338	7,482
Gain on non-marketable equity investment	—	(10,074)
Long-term retirement benefit obligations	(8,866)	(8,524)
Other – net	(289)	475
Changes in operating assets and liabilities:
Accounts receivable – net	30,152	91,310
Other assets	(8,027)	(1,292)
Accounts payable, accrued payroll and other liabilities	(54,170)	(64,019)
Unexpired subscriptions	9,394	11,255
Net cash provided by operating activities	110,434	118,590
Cash flows from investing activities
Purchases of marketable securities	(326,996)	(278,773)
Maturities of marketable securities	293,053	228,938
Business acquisitions	—	(8,055)
Sales of investments – net	271	4,074
Capital expenditures	(14,677)	(21,510)
Other-net	2,017	2,388
Net cash used in investing activities	(46,332)	(72,938)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(21,825)	(18,359)
Capital shares:
Proceeds from stock option exercises	2,441	1,873
Share-based compensation tax withholding	(10,901)	(11,706)
Net cash used in financing activities	(30,285)	(28,192)
Net increase in cash, cash equivalents and restricted cash	33,817	17,460
Effect of exchange rate changes on cash	(280)	162
Cash, cash equivalents and restricted cash at the beginning of the period	301,964	247,518
Cash, cash equivalents and restricted cash at the end of the period	$335,501	$265,140

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 27, 2021, and December 27, 2020, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended June 27, 2021, and June 28, 2020. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 27, 2020. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 and 26 weeks for the second quarter and six months, respectively.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of June 27, 2021, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020, have not changed materially.
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2019-12	Simplifying the Accounting for Income Taxes (Topic 740)	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.	Simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this guidance on December 28, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), commercial printing, retail commerce, television and film, our student subscription sponsorship program and our live events business.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 27, 2021	As % of total	June 28, 2020	As % of total	June 27, 2021	As % of total	June 28, 2020	As % of total
Subscription	$339,217	68.1%	$293,189	72.6%	$668,301	68.8%	$578,623	68.3%
Advertising	112,774	22.6%	67,760	16.8%	209,890	21.6%	173,897	20.5%
Other (1)	46,506	9.3%	42,801	10.6%	93,351	9.6%	94,866	11.2%
Total	$498,497	100.0%	$403,750	100.0%	$971,542	100.0%	$847,386	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million for the second quarters of 2021 and 2020, respectively, and approximately $13 million and $15 million for the first six months of 2021 and 2020, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the second quarters and first six months ended June 27, 2021, and June 28, 2020:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Digital-only subscription revenues:
News product subscription revenues(1)	$170,893	$132,922	$332,181	$251,880
Other product subscription revenues(2)	19,252	13,062	37,564	24,114
Subtotal digital-only subscriptions	190,145	145,984	369,745	275,994
Print subscription revenues:
Domestic home delivery subscription revenues(3)	134,755	132,971	269,150	266,708
Single-copy, NYT International and other subscription revenues(4)	14,317	14,234	29,406	35,921
Subtotal print subscription revenues	149,072	147,205	298,556	302,629
Total subscription revenues	$339,217	$293,189	$668,301	$578,623
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
The following table summarizes digital and print advertising revenues for the second quarters and first six months ended June 27, 2021, and June 28, 2020:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Advertising revenues:
Digital	$70,995	$39,531	$130,491	$90,689
Print	41,779	28,229	79,399	83,208
Total advertising	$112,774	$67,760	$209,890	$173,897

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of June 27, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $104 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $24 million, $36 million and $44 million will be recognized in the remainder of 2021, 2022 and thereafter, respectively.
Contract Assets
As of June 27, 2021, and December 27, 2020, the Company had $1.9 million and $1.8 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $2.4 million and $4.3 million of net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of June 27, 2021, and December 27, 2020, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of June 27, 2021, and December 27, 2020:

	June 27, 2021
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$110,415	$496	$(12)	$110,899
Certificates of deposit	105,954	—	—	105,954
U.S. Treasury securities	74,984	547	(3)	75,528
U.S. governmental agency securities	26,137	16	—	26,153
Commercial paper	19,921	—	—	19,921
Total short-term AFS securities	$337,411	$1,059	$(15)	$338,455
Long-term AFS securities
Corporate debt securities	$161,767	$725	$(123)	$162,369
U.S. Treasury securities	60,377	861	(15)	61,223
U.S. governmental agency securities	51,591	6	(67)	51,530
Municipal securities	12,142	7	(6)	12,143
Total long-term AFS securities	$285,877	$1,599	$(211)	$287,265

	December 27, 2020
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$129,805	$504	$(8)	$130,301
Certificates of deposit	36,525	—	—	36,525
U.S. Treasury securities	79,467	39	(3)	79,503
U.S. governmental agency securities	25,113	61	(3)	25,171
Commercial paper	37,580	—	—	37,580
Total short-term AFS securities	$308,490	$604	$(14)	$309,080
Long-term AFS securities
Corporate debt securities	$134,296	$1,643	$(5)	$135,934
U.S. Treasury securities	95,511	2,054	—	97,565
U.S. governmental agency securities	48,342	19	(13)	48,348
Municipal securities	4,994	—	(10)	4,984
Total long-term AFS securities	$283,143	$3,716	$(28)	$286,831

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of June 27, 2021, and December 27, 2020, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 27, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$28,033	$(12)	$—	$—	$28,033	$(12)
U.S. Treasury securities	22,670	(3)	—	—	22,670	(3)
Total short-term AFS securities	$50,703	$(15)	$—	$—	$50,703	$(15)
Long-term AFS securities
Corporate debt securities	$50,552	$(123)	$—	$—	$50,552	$(123)
U.S. Treasury securities	11,212	(15)	—	—	11,212	(15)
U.S. governmental agency securities	42,428	(67)	—	—	42,428	(67)
Municipal securities	5,141	(6)	—	—	5,141	(6)
Total long-term AFS securities	$109,333	$(211)	$—	$—	$109,333	$(211)

	December 27, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$33,735	$(8)	$—	$—	$33,735	$(8)
U.S. Treasury securities	20,133	(3)	—	—	20,133	(3)
U.S. governmental agency securities	4,999	(2)	8,749	(1)	13,748	(3)
Total short-term AFS securities	$58,867	$(13)	$8,749	$(1)	$67,616	$(14)
Long-term AFS securities
Corporate debt securities	$6,717	$(5)	$—	$—	$6,717	$(5)
U.S. governmental agency securities	26,236	(13)	—	—	26,236	(13)
Municipal securities	4,984	(10)	—	—	4,984	(10)
Total long-term AFS securities	$37,937	$(28)	$—	$—	$37,937	$(28)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of June 27, 2021, and December 27, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of June 27, 2021, and December 27, 2020, we have recognized no losses or allowance for credit losses related to AFS securities.
As of June 27, 2021, and December 27, 2020, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 36 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of June 27, 2021, and since December 27, 2020, were as follows:

(In thousands)	Total Company
Balance as of December 27, 2020	$171,657
Foreign currency translation	(1,501)
Balance as of June 27, 2021	$170,156
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $15.2 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of June 27, 2021.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income and other, net.
As of June 27, 2021, and December 27, 2020, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $20.6 million and $20.9 million, respectively. During the first six months of 2020, we recorded a $10.1 million gain related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations were $2.4 million and $3.9 million in the second quarters of 2021 and 2020, respectively, and $5.0 million and $7.7 million in the first six months of 2021 and 2020, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Interest income and other expense, net (1)	$2,053	$2,965	$3,743	$17,004
Interest expense	(180)	(179)	(359)	(364)
Total interest income and other, net	$1,873	$2,786	$3,384	$16,640
(1) The six months ended June 28, 2020 includes a $10.1 million gain related to a non-marketable equity investment transaction.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 27, 2021, and December 27, 2020, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 27, 2021	December 27, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$320,871	$286,079
Restricted cash included within other current assets	299	686
Restricted cash included within miscellaneous assets	14,331	15,199
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$335,501	$301,964
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
As of June 27, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
Severance Costs
We recognized no severance costs in the second quarter of 2021 and $6.3 million in severance costs in the second quarter of 2020, and $0.4 million and $6.7 million in the first six months of 2021 and 2020, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $2.4 million and $5.0 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of June 27, 2021, and December 27, 2020, respectively.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2021, and December 27, 2020:

(In thousands)	June 27, 2021				December 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$110,899	$—	$110,899	$—	$130,301	$—	$130,301	$—
Certificates of deposit	105,954	—	105,954	—	36,525	—	36,525	—
U.S. Treasury securities	75,528	—	75,528	—	79,503	—	79,503	—
U.S. governmental agency securities	26,153	—	26,153	—	25,171	—	25,171	—
Commercial paper	19,921	—	19,921	—	37,580	—	37,580	—
Total short-term AFS securities	$338,455	$—	$338,455	$—	$309,080	$—	$309,080	$—
Long-term AFS securities (1)
Corporate debt securities	$162,369	$—	$162,369	$—	$135,934	$—	$135,934	$—
U.S. Treasury securities	61,223	—	61,223	—	97,565	—	97,565	—
U.S. governmental agency securities	51,530	—	51,530	—	48,348	—	48,348	—
Municipal securities	12,143	—	12,143	—	4,984	—	4,984	—
Total long-term AFS securities	$287,265	$—	$287,265	$—	$286,831	$—	$286,831	$—
Liabilities:
Deferred compensation (2)(3)	$19,754	$19,754	$—	$—	$22,245	$22,245	$—	$—
Contingent consideration	$7,450	$—	$—	$7,450	$8,431	$—	$—	$8,431
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $51.1 million as of June 27, 2021, and $49.2 million as of December 27, 2020. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the quarter and six months ended June 27, 2021:

	Quarter ended	Six months ended
(In thousands)	June 27, 2021	June 27, 2021
Balance at the beginning of the period (1)	$7,728	$8,431
Payments	(862)	(862)
Fair value adjustments (2)	584	(119)
Contingent consideration at the end of the period	$7,450	$7,450
(1) There were no transactions involving contingent consideration during the quarter and six months ended June 28, 2020. The contingent consideration reflected above relates to the Serial acquisition, which was completed during the third quarter of 2020.
(2) Fair value adjustments are included in General and administrative expenses in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of June 27, 2021, and December 27, 2020, of $7.5 million and $8.4 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets.
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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	June 27, 2021			June 28, 2020
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,276	$—	$2,276	$2,607	$—	$2,607
Interest cost	7,629	1,088	8,717	11,742	1,649	13,391
Expected return on plan assets	(12,678)	—	(12,678)	(17,745)	—	(17,745)
Amortization of actuarial loss	5,057	1,822	6,879	5,655	1,522	7,177
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost (1)	$1,798	$2,910	$4,708	$1,773	$3,171	$4,944

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended
	June 27, 2021			June 28, 2020
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,552	$—	$4,552	$5,214	$—	$5,214
Interest cost	15,258	2,176	17,434	23,484	3,297	26,781
Expected return on plan assets	(25,355)	—	(25,355)	(35,481)	—	(35,481)
Amortization of actuarial loss	10,113	3,642	13,755	11,310	3,043	14,353
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension cost (1)	$3,596	$5,818	$9,414	$3,555	$6,340	$9,895
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first six months of 2021 and 2020, we made pension contributions of $4.2 million and $4.6 million, respectively, to the APP. We expect contributions in 2021 to total approximately $9 million to satisfy minimum funding requirements.

Other Postretirement Benefits
The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Service cost	$13	$7	$26	$14
Interest cost	141	257	282	513
Amortization of actuarial loss	852	763	1,704	1,526
Amortization of prior service credit	(836)	(1,223)	(1,672)	(2,279)
Net periodic postretirement benefit cost/(income) (1)	$170	$(196)	$340	$(226)
(1) The service cost component of net periodic postretirement benefit cost/(income) is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 10. INCOME TAXES
The Company had income tax expense of $18.2 million and $27.7 million in the second quarter and first six months of 2021, respectively. The Company had income tax expense of $5.8 million and $11.8 million in the second quarter and first six months of 2020, respectively. The Company’s effective tax rates from continuing operations were 25.1% and 22.5% for the second quarter and first six months of 2021, respectively. The Company’s effective tax rates from continuing operations were 19.6% and 17.3% for the second quarter and first six months of 2020, respectively. The increase in income tax expense in the second quarter and first six months of 2021 is primarily due to higher income from continuing operations in those periods. The Company received a tax benefit in the second quarter of 2020 from a reduction in the Company’s reserve for uncertain tax positions, and in the first quarter of both 2021 and 2020 from stock price appreciation on stock-based awards that settled in the quarter, which in the case of 2020, resulted in lower than statutory tax rates in the second quarter and first six months of 2020.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options,

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 0.3 million and 0.5 million in the second quarter and first six months of 2021, respectively, and 1.2 million in each of the second quarter and first six months of 2020, resulted primarily from the dilutive effect of certain stock options, performance awards and restricted stock units.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.2 million restricted stock units excluded from the computation of diluted earnings per share in the first six months of 2021 and 2020, respectively, because they were anti-dilutive, and no anti-dilutive stock options or stock-settled long-term performance awards excluded in the same periods. There were approximately 0.3 million restricted stock units excluded from the computation of diluted earnings per share in the second quarter of 2021, because they were anti-dilutive, and no anti-dilutive stock options or stock-settled long-term performance awards excluded in the same period.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of June 27, 2021, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.
The following table summarizes the changes in AOCI by component as of June 27, 2021:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2020	$8,386	$(421,698)	$3,131	$(410,181)
Other comprehensive income before reclassifications, before tax	(1,767)	—	(1,846)	(3,613)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	12,815	—	12,815
Income tax (benefit)/expense	(473)	3,432	(494)	2,465
Net current-period other comprehensive (loss)/ income, net of tax	(1,294)	9,383	(1,352)	6,737
Balance as of June 27, 2021	$7,092	$(412,315)	$1,779	$(403,444)
The following table summarizes the reclassifications from AOCI for the six months ended June 27, 2021:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,644)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	15,459	Other components of net periodic benefit costs
Total reclassification, before tax(2)	12,815
Income tax expense	3,432	Income tax expense
Total reclassification, net of tax	$9,383
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the six months ended June 27, 2021.

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
NOTE 15. SUBSEQUENT EVENTS
On June 30, 2021, our Board of Directors approved a quarterly dividend of $0.07 per share on our Class A and Class B common stock that was paid on July 22, 2021, to all stockholders of record as of the close of business on July 12, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes digital and print products and related businesses. We have one reportable segment with businesses that include our core news product and other interest-specific products, and related content and services.
We generate revenues principally from subscriptions and advertising. In addition, we generate other revenues primarily consisting of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), commercial printing, retail commerce, television and film, our student subscription sponsorship program and our live events business.
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
Financial Highlights
•Diluted earnings per share from continuing operations were $0.32 and $0.14 for the second quarters of 2021 and 2020, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.36 and $0.18 for the second quarters of 2021 and 2020, respectively.
•The Company had an operating profit of $73.3 million in the second quarter of 2021, compared with $28.8 million in the second quarter of 2020. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) increased to $92.9 million in the second quarter of 2021 from $52.1 million in the second quarter of 2020.
•Total revenues increased 23.5% to $498.5 million in the second quarter of 2021 from $403.8 million in the second quarter of 2020.
•Subscription revenues increased 15.7% in the second quarter of 2021 compared with the same prior-year period. Paid digital-only subscriptions totaled approximately 7,133,000 at the end of the second quarter of 2021, a net increase of 142,000 subscriptions compared with the end of the first quarter of 2021. Of the 142,000 total net additions, 77,000 came from the Company’s digital news product, while 65,000 came from the Company’s Cooking, Games and Audm products. We expect total net subscription additions in 2021 to be in the range of the number of total net subscription additions in 2019, though it remains difficult to predict with precision.
•Total advertising revenues increased 66.4% in the second quarter of 2021 compared with the same prior-year period, due to an increase of 79.6% in digital advertising revenues and an increase of 48.0% in print advertising revenues.
•Operating costs increased 12.4% to $421.4 million in the second quarter of 2021 from $374.9 million compared with the second quarter of 2020. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 15.4% in the second quarter of 2021 to $405.6 million from $351.6 million in the second quarter of 2020.
Impact of Covid-19 Pandemic
Given the impact of the Covid-19 pandemic on our business in 2020, we believe that certain comparisons of our operating results in 2021 to 2019 provide useful context for our 2021 results. We have included supplemental tables comparing the operating results in 2021 to 2020 and to 2019 (see “Supplemental Financial Information”), as well as discussion comparing the second quarter and first six months in 2021 to 2020 and 2019.
The Covid-19 pandemic impacted our business in various ways, including impacts on both our operating revenues and operating expenses. Beginning in the first quarter of 2020, we experienced significant growth in the number of subscriptions to our digital news and other products, which we believe was attributable in part to an increase in traffic given the news environment and as a result of the pandemic. More recently, we have seen these pandemic-related trends subside and we expect total net subscription additions in 2021 to be in the range of the number of total net subscription additions in 2019, though it remains difficult to predict with precision. Revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represent less than 5% of our total subscription revenues) were adversely affected as a result of widespread business closures, increased remote working and reductions in travel. The worldwide economic slowdown caused by the pandemic also led to a significant decline in our advertising revenues in 2020 as advertisers reduced their spending. More recently, we experienced increasing demand for advertising with the recovery of the broader market. Our live events business was and continues to be adversely affected by the impacts of the Covid-19 pandemic.
In 2020 we incurred less media expense as we decreased marketing spend due to a heightened news cycle, lower print production and distribution costs due to less demand for print copies of the newspaper, lower costs related to our advertising business as a result of lower variable expenses in connection with lower advertising revenues and lower travel and entertainment costs as a result of the Covid-19 pandemic. More recently we have begun increasing some of our spending in these areas. We also incurred some additional expenses in response to the pandemic, including certain enhanced employee benefits; however these expenses have not yet been significant. We expect to incur additional costs as we prepare for our employees to return to our headquarters building and other offices, and may incur significant additional costs as circumstances evolve, including in connection with potential operational changes.
At this time, the full impact that the Covid-19 pandemic will have on our business, operations and financial results is uncertain. The extent to which the pandemic will continue to impact us will depend on numerous evolving factors and future developments, including the scope and duration of the pandemic (including the extent of a resurgence); the effect of ongoing vaccination and mitigation efforts; the impact of the pandemic on economic conditions and the companies with which we do business; governmental, business and other actions; the status of travel restrictions; and changes in consumer behavior in response to the pandemic, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020, for more information.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	% Change	June 27, 2021	June 28, 2020	% Change
Revenues
Subscription	$339,217	$293,189	15.7%	$668,301	$578,623	15.5%
Advertising	112,774	67,760	66.4%	209,890	173,897	20.7%
Other	46,506	42,801	8.7%	93,351	94,866	(1.6)%
Total revenues	498,497	403,750	23.5%	971,542	847,386	14.7%
Operating costs
Cost of revenue (excluding depreciation and amortization)	251,358	229,913	9.3%	502,355	473,397	6.1%
Sales and marketing	53,555	39,605	35.2%	113,708	113,389	0.3%
Product development	39,699	30,983	28.1%	78,642	61,985	26.9%
General and administrative	62,283	58,812	5.9%	118,860	111,673	6.4%
Depreciation and amortization	14,486	15,631	(7.3)%	29,203	30,816	(5.2)%
Total operating costs	421,381	374,944	12.4%	842,768	791,260	6.5%
Lease termination charge	3,831	—	*	3,831	—	*
Operating profit	73,285	28,806	*	124,943	56,126	*
Other components of net periodic benefit costs	2,598	2,149	20.9%	5,197	4,463	16.4%
Interest income and other, net	1,873	2,786	(32.8)%	3,384	16,640	(79.7)%
Income from continuing operations before income taxes	72,560	29,443	*	123,130	68,303	80.3%
Income tax expense	18,243	5,781	*	27,704	11,787	*
Net income	54,317	23,662	*	95,426	56,516	68.8%
Net income attributable to The New York Times Company common stockholders	$54,317	$23,662	*	$95,426	$56,516	68.8%
* Represents a change equal to or in excess of 100% or not meaningful.

SUPPLEMENTAL FINANCIAL INFORMATION

	Second Quarter
	2021	2020	2021 vs 2020 % Change	2019	2021 vs 2019 % Change
Revenues
Digital	$190,145	$145,984	30.3%	$112,635	68.8%
Print	149,072	147,205	1.3%	157,821	(5.5)%
Subscription revenues	339,217	293,189	15.7%	270,456	25.4%
Digital	70,995	39,531	79.6%	58,026	22.4%
Print	41,779	28,229	48.0%	62,735	(33.4)%
Advertising revenues	112,774	67,760	66.4%	120,761	(6.6)%
Other revenues	46,506	42,801	8.7%	45,041	3.3%
Total revenues	498,497	403,750	23.5%	436,258	14.3%
Operating costs
Cost of revenue (excluding depreciation and amortization)	251,358	229,913	9.3%	244,939	2.6%
Sales and marketing	53,555	39,605	35.2%	62,280	(14.0)%
Product development	39,699	30,983	28.1%	25,526	55.5%
General and administrative	62,283	58,812	5.9%	50,400	23.6%
Depreciation and amortization	14,486	15,631	(7.3)%	15,180	(4.6)%
Total operating costs	421,381	374,944	12.4%	398,325	5.8%
Lease termination charge	3,831	—	*	—	*
Operating profit	$73,285	$28,806	*	$37,933	93.2%

* Represents a change equal to or in excess of 100% or not meaningful.

	Six Months
	2021	2020	2021 vs 2020 % Change	2019	2021 vs 2019 % Change
Revenues
Digital	$369,745	$275,994	34.0%	$222,494	66.2%
Print	298,556	302,629	(1.3)%	318,772	(6.3)%
Subscription revenues	668,301	578,623	15.5%	541,266	23.5%
Digital	130,491	90,689	43.9%	113,569	14.9%
Print	79,399	83,208	(4.6)%	132,280	(40.0)%
Advertising revenues	209,890	173,897	20.7%	245,849	(14.6)%
Other revenues	93,351	94,866	(1.6)%	88,205	5.8%
Total revenues	971,542	847,386	14.7%	875,320	11.0%
Operating costs
Cost of revenue (excluding depreciation and amortization)	502,355	473,397	6.1%	484,125	3.8%
Sales and marketing	113,708	113,389	0.3%	137,094	(17.1)%
Product development	78,642	61,985	26.9%	49,433	59.1%
General and administrative	118,860	111,673	6.4%	102,039	16.5%
Depreciation and amortization	29,203	30,816	(5.2)%	30,098	(3.0)%
Total operating costs	842,768	791,260	6.5%	802,789	5.0%
Lease termination charge	3,831	—	*	—	*
Operating profit	$124,943	$56,126	*	$72,531	72.3%

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
2021 Compared with 2020
Subscription revenues increased 15.7% in the second quarter and increased 15.5% in the first six months of 2021 compared with the same prior-year periods. The increase in the second quarter and first six months was primarily due to year-over-year growth of 25.8% in the number of subscriptions to the Company’s digital-only products as well as subscriptions graduating to higher prices from introductory promotional pricing. Subscription revenues also benefited from an increase in revenue from our domestic home delivery print subscription products during both periods, primarily due to an increase in home delivery prices. However, for the first six months of 2021 compared with the same prior-year period, the increase attributable to higher home delivery subscription prices was more than offset by a decrease in revenue from single-copy and bulk sales as a result of business closures, increased levels of remote working and reductions in travel due to the Covid-19 pandemic as well as ongoing secular trends.
Paid digital-only subscriptions totaled approximately 7,133,000 at the end of the second quarter of 2021, a net increase of 142,000 subscriptions compared with the end of the first quarter of 2021 and a net increase of 1,463,000 compared with the end of the second quarter of 2020. We experienced significant growth in the number of subscriptions to our digital-only products in 2020, and we do not expect the 2020 growth rate to be sustainable or indicative of results for future periods. Net subscription additions for our digital-only products were modest in the second quarter of 2021, especially in comparison to the significant growth in the number of subscriptions we saw in the second quarter of 2020 at the beginning of the Covid-19 pandemic. In the second quarter, which is traditionally our slowest quarter of the year for net digital subscription additions, we saw improvement in net additions each month during the quarter since a low in March. We expect total net subscription additions in 2021 to be in the range of the number of total net subscription additions in 2019, although it remains difficult to predict with precision.
Digital-only news product subscriptions totaled approximately 5,334,000 at the end of the second quarter of 2021, a 77,000 net increase compared with the end of the first quarter of 2021 and a 944,000 increase compared with the end of the second quarter of 2020. Other product subscriptions (which include our Games, Cooking and Audm products) totaled approximately 1,799,000 at the end of the second quarter of 2021, an increase of 65,000 subscriptions compared with the end of the first quarter of 2021 and an increase of 519,000 subscriptions compared with the end of the second quarter of 2020.
Print domestic home delivery subscriptions totaled approximately 803,000 at the end of the second quarter of 2021, a net decrease of 22,000 compared with the end of the first quarter of 2021 and a net decrease of 37,000 compared with the end of the second quarter of 2020.
2021 Compared with 2019
Subscription revenues increased 25.4% in the second quarter and increased 23.5% in the first six months of 2021 compared with the same prior-year periods in 2019. The increase in the second quarter and first six months of 2021 was primarily due to year-over-year growth of 88.7% in the number of subscriptions to the Company’s digital-only products. These increases were partially offset by a decrease in print subscription revenue from single-copy and bulk sales as a result of business closures, increased levels of remote working and reductions in travel due to the Covid-19 pandemic as well as secular trends. Single-copy and bulk sales decreased 38.9% and 38.8% in the second quarter and the first six months, respectively.

The following table summarizes digital and print subscription revenues for the second quarters and first six months of 2021 and 2020:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	% Change	June 27, 2021	June 28, 2020	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$170,893	$132,922	28.6%	$332,181	$251,880	31.9%
Other product subscription revenues(2)	19,252	13,062	47.4%	37,564	24,114	55.8%
Subtotal digital-only subscription revenues	190,145	145,984	30.3%	369,745	275,994	34.0%
Print subscription revenues:
Domestic home delivery subscription revenues(3)	134,755	132,971	1.3%	269,150	266,708	0.9%
Single-copy, NYT International and other subscription revenues(4)	14,317	14,234	0.6%	29,406	35,921	(18.1)%
Subtotal print subscription revenues	149,072	147,205	1.3%	298,556	302,629	(1.3)%
Total subscription revenues	$339,217	$293,189	15.7%	$668,301	$578,623	15.5%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games and Cooking products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s Games, Cooking and Audm products.
(3) Includes free access to some of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print subscriptions as of the end of the second quarters of 2021 and 2020:

	Quarters Ended
(In thousands)	June 27, 2021	June 28, 2020	% Change
Digital-only subscriptions:
News product subscriptions(1)	5,334	4,390	21.5%
Other product subscriptions(2)	1,799	1,280	40.5%
Subtotal digital-only subscriptions	7,133	5,670	25.8%
Print subscriptions	803	840	(4.4)%
Total subscriptions	7,936	6,510	21.9%
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
The following table summarizes digital and print advertising revenues for the second quarters and first six months of 2021 and 2020:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	% Change	June 27, 2021	June 28, 2020	% Change
Advertising revenues:
Digital	$70,995	$39,531	79.6%	$130,491	$90,689	43.9%
Print	41,779	28,229	48.0%	79,399	83,208	(4.6)%
Total advertising	$112,774	$67,760	66.4%	$209,890	$173,897	20.7%
2021 Compared with 2020
Digital advertising revenues, which represented 63.0% of total advertising revenues in the second quarter of 2021, increased $31.5 million, or 79.6%, to $71.0 million compared with $39.5 million in the same prior-year period. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts, as well as the impact of the comparison to weak digital advertising revenues in the prior year period caused by reduced advertiser spending during the start of the Covid-19 pandemic. Core digital advertising revenue increased $27.6 million due to growth in direct-sold display advertising and podcast advertising revenues. Direct-sold display impressions increased 77%, while the average rate grew 24%. Other digital advertising revenue increased $3.9 million, primarily due to a 78% increase in creative services fees, as well as a 12.3% increase in open-market programmatic advertising revenue. Programmatic impressions decreased by 47%, while the average rate increased 107%.
Digital advertising revenues, which represented 62.2% of total advertising revenues in the first six months of 2021, increased $39.8 million, or 43.9%, to $130.5 million compared with $90.7 million in the same prior-year period. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts, as well as the impact of the comparison to weak digital advertising revenues in the prior year period caused by reduced advertiser spending during the start of the Covid-19 pandemic. Core digital advertising revenue increased $37.1 million due to growth in direct-sold display advertising revenue and podcast advertising revenues. Direct-sold display impressions increased 16%, while the average rate grew 31%. Other digital advertising revenue increased $2.7 million, primarily due to a 31% increase in creative services fees. Open-market programmatic advertising revenue was flat to prior year as programmatic impressions decreased by 39% offsetting the average rate increase of 63%.
Print advertising revenues, which represented 37.0% of total advertising revenues in the second quarter of 2021, increased $13.6 million, or 48.0%, to $41.8 million compared with $28.2 million in the same prior-year period. Print advertising revenues, which represented 37.8% of total advertising revenues in the first six months of 2021, declined $3.8 million, or 4.6%, to $79.4 million compared with $83.2 million in the same prior-year period. The increase in the second quarter of 2021 was primarily in the luxury, media and technology categories, largely due to the impact of the comparison to weak print advertising revenues in the second quarter of 2020 caused by reduced advertiser spending by businesses negatively impacted by the start of the Covid-19 pandemic. The increase in the second quarter of 2021 was partially offset by secular trends. The decline in the first six months of 2021 reflected reduced spending in the first quarter of 2021 on print advertising by businesses negatively impacted by the Covid-19 pandemic and secular trends, partially offset by higher print advertising revenues in the second quarter of 2021 due to the impact of the comparison to weak print advertising revenues in the second quarter of 2020. Decreases, primarily in the entertainment, travel and real estate categories were partially offset by an increase in the media category. We expect reduced advertising spending by these businesses, along with secular trends, to continue to adversely affect our print advertising revenues. Some of our print advertising revenues may not return to pre-pandemic levels once economic conditions improve.

2021 Compared with 2019
Digital advertising revenues for the second quarter of 2021 increased $13.0 million, or 22.4%, to $71.0 million compared with $58.0 million in the second quarter of 2019. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts. Core digital advertising revenue increased $18.5 million due to growth in podcast advertising revenues and direct-sold display advertising revenues. Direct-sold display impressions increased 13%, while the average rate grew 24%. Other digital advertising revenue decreased $5.5 million, primarily due to the closure of our HelloSociety and Fake Love digital marketing agencies, partially offset by a 4.0% increase in open-market programmatic advertising revenue. Programmatic impressions decreased by 24%, while the average rate increased 31%.
Digital advertising revenues for the first six months of 2021 increased $16.9 million, or 14.9%, to $130.5 million compared with $113.6 million in the first six months of 2019. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts. Core digital advertising revenue increased $26.5 million due to growth in podcast advertising revenues and direct-sold display advertising revenue. Direct-sold display impressions decreased 4%, while the average rate grew 25%. Other digital advertising revenue decreased $9.6 million, primarily due to the closure of our HelloSociety and Fake Love digital marketing agencies, partially offset by a 7.2% increase in open-market programmatic advertising revenue. Programmatic impressions decreased by 3%, while the average rate increased 10%.
Print advertising revenues for the second quarter of 2021 declined $20.9 million, or 33.4%, to $41.8 million compared with $62.7 million in the same period of 2019. Print advertising revenues for the first six months of 2021 declined $52.9 million, or 40.0%, to $79.4 million compared with $132.3 million in the same period of 2019. The declines in both periods reflected reduced spending on print advertising by businesses negatively impacted by the Covid-19 pandemic as well as continued secular trends.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, the leasing of floors in the Company Headquarters, commercial printing, retail commerce, television and film, our student subscription sponsorship program and our live events business.
2021 Compared with 2020
Other revenues increased 8.7% in the second quarter of 2021 and decreased 1.6% in the first six months of 2021, compared with the same prior-year periods. The increase in the second quarter of 2021 was primarily a result of higher Wirecutter affiliate referral revenues. The decrease in the first six months of 2021 was primarily a result of fewer television episodes as well as lower building rental revenue, live events revenue and commercial printing revenue, partially offset by higher Wirecutter affiliate referral revenues.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $6.6 million and $7.3 million in the second quarters of 2021 and 2020, respectively, and $12.8 million and $15.2 million in the first six months of 2021 and 2020, respectively.
2021 Compared with 2019
Other revenues increased 3.3% in the second quarter of 2021 and increased 5.8% in the first six months, compared with the same periods in 2019. The increase in the second quarter of 2021 was primarily a result of higher Wirecutter affiliate referral revenues and licensing revenue related to Facebook News, partially offset by fewer television episodes and lower live events and commercial printing revenue. The increase in the first six months of 2021 was primarily a result of higher Wirecutter affiliate referral revenues and licensing revenue related to Facebook News, partially offset by lower live events revenue, lower commercial printing revenue and fewer television episodes.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	% Change	June 27, 2021	June 28, 2020	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$251,358	$229,913	9.3%	$502,355	$473,397	6.1%
Sales and marketing	53,555	39,605	35.2%	113,708	113,389	0.3%
Product development	39,699	30,983	28.1%	78,642	61,985	26.9%
General and administrative	62,283	58,812	5.9%	118,860	111,673	6.4%
Depreciation and amortization	14,486	15,631	(7.3)%	29,203	30,816	(5.2)%
Total operating costs	$421,381	$374,944	12.4%	$842,768	$791,260	6.5%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain our platforms.
2021 Compared with 2020
Cost of revenue increased in the second quarter of 2021 by $21.4 million, or 9.3%, compared with the second quarter of 2020, largely due to higher journalism costs of $17.9 million, higher subscriber servicing costs of $2.9 million, and higher advertising servicing costs of $2.8 million. The increases were partially offset by lower print production and distribution costs of $2.5 million. The increase in journalism costs was largely driven by growth in the number of employees in the newsroom, Games, Cooking and audio, costs in connection with the production of audio content and a higher incentive compensation accrual. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Advertising servicing costs increased primarily due to higher incentive compensation and higher outside services costs. The decrease in print production and distribution costs was largely due to lower outside printing and distribution costs.
Cost of revenue increased in the first six months of 2021 by $29.0 million, or 6.1%, compared with the first six months of 2020, largely due to higher journalism costs of $27.1 million, higher subscriber servicing costs of $7.6 million, and higher digital content delivery costs of $4.2 million. The increases were partially offset by lower print production and distribution costs of $11.7 million. The increase in journalism costs was largely driven by growth in the number of employees in the newsroom, Games, Cooking and audio, costs in connection with the production of audio content and a higher incentive compensation accrual. This cost growth was partially offset by lower content creation costs as a result of fewer television episodes. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to a higher incentive compensation accrual and higher cloud storage costs. The decrease in print production and distribution costs was largely due to lower newsprint consumption and pricing, as well as lower outside printing and distribution costs.

2021 Compared with 2019
Cost of revenue increased in the second quarter of 2021 by $6.4 million, or 2.6%, compared with the second quarter of 2019, largely due to higher journalism costs of $19.8 million, higher subscriber servicing costs of $5.7 million, and higher digital content delivery costs of $5.3 million. The increases were partially offset by lower print production and distribution costs of $20.0 million and lower advertising servicing costs of $4.4 million. The increase in journalism costs was largely driven by growth in the number of employees in the newsroom, Games, Cooking and audio, costs in connection with the production of audio content and a higher incentive compensation accrual. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to an increase in the number of employees and higher cloud-related costs. The decrease in print production and distribution costs was largely due to lower distribution costs, lower newsprint consumption and pricing, and lower outside printing costs. Advertising servicing costs decreased primarily as a result of the closure of our HelloSociety and Fake Love digital marketing agencies, as well as lower volume of creative services campaigns and live events.
Cost of revenue increased in the first six months of 2021 by $18.2 million, or 3.8%, compared with the first six months of 2019, largely due to higher journalism costs of $42.8 million, higher subscriber servicing costs of $11.8 million, and higher digital content delivery costs of $11.5 million. The increases were partially offset by lower print production and distribution costs of $40.0 million and lower advertising costs of $7.8 million. The increase in journalism costs was largely driven by growth in the number of employees in the newsroom, Games, Cooking and audio, costs in connection with the production of audio content and a higher incentive compensation accrual. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to growth in the number of employees and higher cloud storage costs. The decrease in print production and distribution costs was largely due to fewer print copies produced and lower newsprint pricing, as well as lower distribution costs and outside printing costs. Advertising servicing costs decreased primarily as a result of the closure of our HelloSociety and Fake Love digital marketing agencies as well as fewer live events.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
2021 Compared with 2020
Sales and marketing costs in the second quarter of 2021 increased by $14.0 million, or 35.2%, compared with the second quarter of 2020, primarily due to higher subscription-related media spending, which the Company had reduced during the start of the Covid-19 pandemic.
Sales and marketing costs in the first six months of 2021 remained relatively flat compared with the first six months of 2020. The increase in marketing costs resulting from higher subscription-related media expenses was partially offset by lower advertising sales costs.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, increased to $29.0 million in the second quarter of 2021 from $16.5 million in the second quarter of 2020 and increased to $64.9 million in the first six months of 2021 from $61.9 million in the first six months of 2020 as the Company increased its marketing spend.
2021 Compared with 2019
Sales and marketing costs in the second quarter of 2021 decreased by $8.7 million, or 14.0%, compared with the second quarter of 2019, primarily as a result of the closure of our HelloSociety and Fake Love digital marketing agencies and lower media expenses.
Sales and marketing costs in the first six months of 2021 decreased by $23.4 million, or 17.1%, compared with the first six months of 2019. The decrease in sales and marketing costs are primarily a result of the factors identified above.
Media expenses decreased to $29.0 million in the second quarter of 2021 from $33.9 million in the second quarter of 2019 and decreased to $64.9 million in the first six months of 2021 from $78.7 million in the first six months of 2019 as the Company reduced its marketing spend during the Covid-19 pandemic.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology, including engineering, product development and data insights.

2021 Compared with 2020
Product development costs in the second quarter of 2021 increased by $8.7 million, or 28.1%, compared with the second quarter of 2020, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives as well as a higher incentive compensation accrual.
Product development costs in the first six months of 2021 increased by $16.7 million, or 26.9%, compared with the first six months of 2020, largely due to the factors identified above.
2021 Compared with 2019
Product development costs in the second quarter of 2021 increased by $14.2 million, or 55.5%, compared with the second quarter of 2019, largely due to growth in the number of digital product development employees to support our digital subscription strategic initiatives as well as a higher incentive compensation accrual.
Product development costs in the first six months of 2021 increased by $29.2 million, or 59.1%, compared with the first six months of 2019, largely due to the factors identified above.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
2021 Compared with 2020
General and administrative costs in the second quarter of 2021 increased by $3.5 million, or 5.9%, compared with the second quarter of 2020, primarily due to growth in the number of employees, higher outside services and a higher incentive compensation accrual, partially offset by severance expense in the second quarter of 2020 compared with no expense in the second quarter of 2021.
General and administrative costs in the first six months of 2021 increased by $7.2 million, or 6.4%, compared with the first six months of 2020, primarily due to a higher incentive compensation accrual, higher outside services and growth in the number of employees, partially offset by a severance charge in the second quarter of 2020, a favorable fair market value adjustment in 2021, and lower building operations and maintenance costs in 2021.
2021 Compared with 2019
General and administrative costs in the second quarter of 2021 increased by $11.9 million, or 23.6%, compared with the second quarter of 2019, primarily due to growth in the number of employees, mainly in the enterprise technology and human resources departments in support of employee growth in other areas, higher outside services and a higher incentive compensation accrual.
General and administrative costs in the first six months of 2021 increased by $16.8 million, or 16.5%, compared with the first six months of 2019, largely due to the factors identified above, partially offset by a favorable fair market value adjustment.
Depreciation and Amortization
2021 Compared with 2020
Depreciation and amortization costs in the second quarter and first six months of 2021 decreased $1.1 million, or 7.3%, and $1.6 million, or 5.2%, respectively, compared with the same prior-year period. The decrease in both periods is due to lower depreciation of software assets.
2021 Compared with 2019
Depreciation and amortization costs in the second quarter and first six months of 2021 compared with the same periods in 2019 were flat.
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
The special item in 2021 consisted of:
•a $3.8 million charge ($2.8 million or $0.02 per share after tax) in the second quarter resulting from the termination of a tenant’s lease in our headquarters building.
The special item in 2020 consisted of:
•a $10.1 million gain ($7.4 million after tax or $0.04 per share) in the first quarter related to a non-marketable equity investment transaction. The gain is comprised of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
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
	For the Quarters Ended			For the Six Months Ended
	June 27, 2021	June 28, 2020	% Change	June 27, 2021	June 28, 2020	% Change
Diluted earnings per share from continuing operations	$0.32	$0.14	*	$0.57	$0.34	67.6%
Add:
Severance	—	0.04	*	—	0.04	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.02	—
Other components of net periodic benefit costs	0.02	0.01	*	0.03	0.03	—
Special items:
Gain from non-marketable equity security	—	—	*	—	(0.06)	*
Lease termination charge	0.02	—	*	0.02	—	*
Income tax expense of adjustments	(0.01)	(0.02)	(50.0)%	(0.02)	(0.01)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.36	$0.18	*	$0.62	$0.35	77.1%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended
	2021	2020	2021 vs 2020 % Change	2019	2021 vs 2019 % Change
Operating profit	$73,285	$28,806	*	$37,933	93.2%
Add:
Depreciation and amortization	14,486	15,631	(7.3)%	15,180	(4.6)%
Severance	—	6,305	*	672	*
Multiemployer pension plan withdrawal costs	1,301	1,400	(7.1)%	1,801	(27.8)%
Special items:
Lease termination charge	3,831	—	*	—	*
Adjusted operating profit	$92,903	$52,142	78.2%	$55,586	67.1%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended
	2021	2020	2021 vs 2020 % Change	2019	2021 vs 2019 % Change
Operating costs	$421,381	$374,944	12.4%	$398,325	5.8%
Less:
Depreciation & amortization	14,486	15,631	(7.3)%	15,180	(4.6)%
Severance	—	6,305	*	672	*
Multiemployer pension plan withdrawal costs	1,301	1,400	(7.1)%	1,801	(27.8)%
Adjusted operating costs	$405,594	$351,608	15.4%	$380,672	6.5%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Six Months Ended
	2021	2020	2021 vs 2020 % Change	2019	2021 vs 2019 % Change
Operating profit	$124,943	$56,126	*	$72,531	72.3%
Add:
Depreciation and amortization	29,203	30,816	(5.2)%	30,098	(3.0)%
Severance	406	6,675	(93.9)%	2,075	(80.4)%
Multiemployer pension plan withdrawal costs	2,627	2,823	(6.9)%	3,250	(19.2)%
Special items:
Lease termination charge	3,831	—	*	—	*
Adjusted operating profit	$161,010	$96,440	67.0%	$107,954	49.1%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Six Months Ended
	2021	2020	2021 vs 2020 % Change	2019	2021 vs 2019 % Change
Operating costs	$842,768	$791,260	6.5%	$802,789	5.0%
Less:
Depreciation & amortization	29,203	30,816	(5.2)%	30,098	(3.0)%
Severance	406	6,675	(93.9)%	2,075	(80.4)%
Multiemployer pension plan withdrawal costs	2,627	2,823	(6.9)%	3,250	(19.2)%
Adjusted operating costs	$810,532	$750,946	7.9%	$767,366	5.6%

* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. Although there is uncertainty related to the anticipated continued effect of the Covid-19 pandemic on our business (as referenced above and in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020), given the strength of our balance sheet and based on the information currently available to us, we do not expect the impact of the pandemic to have a material impact on our liquidity position. As of June 27, 2021, we had cash, cash equivalents and short- and long-term marketable securities of $946.6 million. Our cash and marketable securities balances between the end of 2020 and June 27, 2021, increased, primarily due to cash proceeds from operating activities, partially offset by dividend payments, capital expenditures and share-based compensation tax withholding.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2021, the Board of Directors approved an increase in the quarterly dividend to $0.07 per share, which was paid in April 2021. On June 30, 2021, the Board of Directors declared a quarterly dividend of $0.07 per share on the Class A and Class B Common Stock, which was paid in July 2021. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 27, 2021	June 28, 2020	% Change
Operating activities	$110,434	$118,590	(6.9)%
Investing activities	$(46,332)	$(72,938)	(36.5)%
Financing activities	$(30,285)	$(28,192)	7.4%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities decreased in the first six months of 2021 compared with the same prior-year period primarily due to lower cash collections from accounts receivable, an increase in other assets and lower cash payments received from prepaid subscriptions, partially offset by higher net income adjusted for non-cash items and lower cash payments made to settle accounts payable, accrued payroll and other liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2021 was primarily related to $33.9 million in net purchases of marketable securities and $14.7 million in capital expenditures payments.
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
Net cash used in financing activities in the first six months of 2021 was primarily related to dividend payments of $21.8 million and share-based compensation tax withholding payments of $10.9 million.

Restricted Cash
We were required to maintain $14.6 million of restricted cash as of June 27, 2021, and $15.9 million as of December 27, 2020, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $15 million and $17 million in the first six months of 2021 and 2020, respectively. The decrease in capital expenditures was primarily driven by lower expenditures related to improvements at our College Point, N.Y., printing and distribution facility and lower investments in technology, partially offset by improvements at our newsroom bureaus and Company Headquarters. The cash payments related to capital expenditures totaled approximately $15 million and $22 million in the first six months of 2021 and 2020, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of June 27, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 27, 2021, our critical accounting policies have not changed from December 27, 2020.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020. As of June 27, 2021, our contractual obligations and off-balance sheet arrangements have not changed materially from December 27, 2020.
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
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 27, 2020, details our disclosures about market risk. As of June 27, 2021, there were no material changes in our market risks from December 27, 2020.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 27, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the second quarter of 2021, we completed the implementation of (i) a new cloud-based procure-to-pay system relating to our procurement suppliers, and (ii) a new cloud-based system for digital advertising billing. In connection with these systems implementations, we updated our internal control over financial reporting to accommodate the resulting changes to our existing controls, systems and procedures.
There were no other changes in our internal control over financial reporting during the quarter ended June 27, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of June 27, 2021, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 4, 2021	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)