Form 10-Q
period 2021-09-26
NEW YORK TIMES CO
filed 2021-11-03
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 29, 2021 (exclusive of treasury shares):

Class A Common Stock	167,093,950	shares
Class B Common Stock	781,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 26, 2021 (unaudited) and December 27, 2020	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 26, 2021 and September 27, 2020	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 26, 2021 and September 27, 2020	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and nine months ended September 26, 2021 and September 27, 2020	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 26, 2021 and September 27, 2020	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures About Market Risk	39
Item	4	Controls and Procedures	40

PART II		Other Information	41
Item	1	Legal Proceedings	41
Item	1A	Risk Factors	41
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item	6	Exhibits	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 26, 2021	December 27, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$323,990	$286,079
Short-term marketable securities	357,814	309,080
Accounts receivable (net of allowances of $12,069 in 2021 and $13,797 in 2020)	164,620	183,692
Prepaid expenses	38,839	29,487
Other current assets	40,391	27,497
Total current assets	925,654	835,835
Other assets
Long-term marketable securities	360,721	286,831
Property, plant and equipment (less accumulated depreciation and amortization of $903,699 in 2021 and $886,149 in 2020)	579,444	594,516
Goodwill	168,854	171,657
Deferred income taxes	95,824	99,518
Miscellaneous assets	338,915	319,332
Total assets	$2,469,412	$2,307,689
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 26, 2021	December 27, 2020
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$118,871	$123,157
Accrued payroll and other related liabilities	146,378	121,159
Unexpired subscriptions revenue	115,666	105,346
Accrued expenses and other	145,679	137,086
Total current liabilities	526,594	486,748
Other liabilities
Pension benefits obligation	312,881	326,555
Postretirement benefits obligation	34,344	38,690
Other	126,061	127,585
Total other liabilities	473,286	492,830
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2021 – 175,964,351; 2020 – 175,308,672 (including treasury shares: 2021 – 8,870,801; 2020 – 8,870,801)	17,597	17,531
Class B – convertible – authorized and issued shares: 2021 – 781,724; 2020 – 781,724	78	78
Additional paid-in capital	222,570	216,714
Retained earnings	1,799,023	1,672,586
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	5,879	8,386
Funded status of benefit plans	(407,624)	(421,698)
Net unrealized gain on available-for-sale securities	1,215	3,131
Total accumulated other comprehensive loss, net of income taxes	(400,530)	(410,181)
Total New York Times Company stockholders’ equity	1,467,527	1,325,517
Noncontrolling interest	2,005	2,594
Total stockholders’ equity	1,469,532	1,328,111
Total liabilities and stockholders’ equity	$2,469,412	$2,307,689
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(13 weeks)		(39 weeks)
Revenues
Subscription	$342,609	$300,950	$1,010,910	$879,573
Advertising	110,887	79,253	320,777	253,150
Other	55,607	46,692	148,958	141,558
Total revenues	509,103	426,895	1,480,645	1,274,281
Operating costs
Cost of revenue (excluding depreciation and amortization)	256,978	235,665	759,333	709,062
Sales and marketing	83,767	50,615	197,475	164,004
Product development	40,638	34,349	119,280	96,334
General and administrative	64,418	51,118	183,278	162,791
Depreciation and amortization	14,326	15,552	43,529	46,368
Total operating costs	460,127	387,299	1,302,895	1,178,559
Lease termination charge	—	—	3,831	—
Operating profit	48,976	39,596	173,919	95,722
Other components of net periodic benefit costs	2,599	2,272	7,796	6,735
Interest income and other, net	28,569	3,537	31,953	20,177
Income from continuing operations before income taxes	74,946	40,861	198,076	109,164
Income tax expense	20,290	7,283	47,994	19,070
Net income attributable to The New York Times Company common stockholders	$54,656	$33,578	$150,082	$90,094
Average number of common shares outstanding:
Basic	168,027	167,075	167,895	166,842
Diluted	168,546	168,059	168,492	167,943
Basic earnings per share attributable to The New York Times Company common stockholders	$0.33	$0.20	$0.89	$0.54
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.32	$0.20	$0.89	$0.54
Dividends declared per share	$0.07	$0.12	$0.14	$0.18
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(13 weeks)		(39 weeks)
Net income	$54,656	$33,578	$150,082	$90,094
Other comprehensive income, before tax:
(Loss)/gain on foreign currency translation adjustments	(1,654)	2,730	(3,421)	3,095
Pension and postretirement benefits obligation	6,405	6,354	19,220	18,982
Net unrealized (loss)/gain on available-for-sale securities	(770)	(854)	(2,616)	3,936
Other comprehensive income, before tax	3,981	8,230	13,183	26,013
Income tax expense	1,067	2,192	3,532	6,955
Other comprehensive income, net of tax	2,914	6,038	9,651	19,058
Comprehensive income attributable to The New York Times Company common stockholders	$57,570	$39,616	$159,733	$109,152
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 26, 2021 and September 27, 2020
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, June 28, 2020	$17,562	$205,618	$1,659,158	$(171,211)	$(481,956)	$1,229,171	$1,860	$1,231,031
Net income	—	—	33,578	—	—	33,578	—	33,578
Dividends	—	—	(20,103)	—	—	(20,103)	—	(20,103)
Other comprehensive income	—	—	—	—	6,038	6,038	—	6,038
Issuance of shares:
Stock options – 372,508 Class A shares	37	3,397	—	—	—	3,434	—	3,434
Restricted stock units vested – 635 Class A shares	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	—	3,292	—	—	—	3,292	—	3,292
Balance, September 27, 2020	$17,599	$212,291	$1,672,633	$(171,211)	$(475,918)	$1,255,394	$1,860	$1,257,254

Balance, June 27, 2021	$17,674	$217,565	$1,756,198	$(171,211)	$(403,444)	$1,416,782	$2,005	$1,418,787
Net income	—	—	54,656	—	—	54,656	—	54,656
Dividends	—	—	(11,831)	—	—	(11,831)	—	(11,831)
Other comprehensive income	—	—	—	—	2,914	2,914	—	2,914
Issuance of shares:
Stock options – 700 Class A shares	—	4	—	—	—	4	—	4
Restricted stock units vested – 1,379 Class A shares	1	(48)	—	—	—	(47)	—	(47)
Stock-based compensation	—	5,049	—	—	—	5,049	—	5,049
Balance, September 26, 2021	$17,675	$222,570	$1,799,023	$(171,211)	$(400,530)	$1,467,527	$2,005	$1,469,532

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 26, 2021 and September 27, 2020
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
Net income	—	—	90,094	—	—	90,094	—	90,094
Dividends	—	—	(30,119)	—	—	(30,119)	—	(30,119)
Other comprehensive income	—	—	—	—	19,058	19,058	—	19,058
Issuance of shares:						—		—
Stock options – 552,018 Class A shares	55	5,252	—	—	—	5,307	—	5,307
Restricted stock units vested – 142,136 Class A shares	14	(3,913)	—	—	—	(3,899)	—	(3,899)
Performance-based awards – 257,098 Class A shares	26	(7,850)	—	—	—	(7,824)	—	(7,824)
Stock-based compensation	—	10,774	—	—	—	10,774	—	10,774
Balance, September 27, 2020	$17,599	$212,291	$1,672,633	$(171,211)	$(475,918)	$1,255,394	$1,860	$1,257,254

Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
Net income	—	—	150,082	—	—	150,082	—	150,082
Dividends	—	—	(23,645)	—	—	(23,645)	—	(23,645)
Other comprehensive income	—	—	—	—	9,651	9,651	—	9,651
Issuance of shares:
Stock options – 324,060 Class A shares	33	2,418	—	—	—	2,451	—	2,451
Restricted stock units vested – 189,366 Class A shares	19	(5,002)	—	—	—	(4,983)	—	(4,983)
Performance-based awards – 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	14,387	—	—	—	14,387	—	14,387
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, September 26, 2021	$17,675	$222,570	$1,799,023	$(171,211)	$(400,530)	$1,467,527	$2,005	$1,469,532

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 26, 2021	September 27, 2020
	(39 weeks)
Cash flows from operating activities
Net income	$150,082	$90,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,529	46,368
Lease termination charge	3,831	—
Amortization of right of use asset	7,069	6,446
Stock-based compensation expense	14,387	10,744
Gain on non-marketable equity investment	(27,156)	(10,074)
Change in long-term retirement benefit obligations	(13,440)	(11,635)
Other – net	(256)	(5,505)
Changes in operating assets and liabilities:
Accounts receivable – net	19,072	88,065
Other assets	(13,192)	3,816
Accounts payable, accrued payroll and other liabilities	15,311	(23,366)
Unexpired subscriptions	10,320	11,730
Net cash provided by operating activities	209,557	206,683
Cash flows from investing activities
Purchases of marketable securities	(550,649)	(460,117)
Maturities of marketable securities	421,679	331,786
Business acquisitions	—	(33,085)
Sales of investments – net	20,569	1,000
Capital expenditures	(23,750)	(29,236)
Other-net	2,466	2,388
Net cash used in investing activities	(129,685)	(187,264)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(33,627)	(28,393)
Payment of contingent consideration	(862)	(862)
Capital shares:
Proceeds from stock option exercises	2,451	5,307
Share-based compensation tax withholding	(10,916)	(11,723)
Net cash used in financing activities	(42,954)	(35,671)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,918	(16,252)
Effect of exchange rate changes on cash	(560)	349
Cash, cash equivalents and restricted cash at the beginning of the period	301,964	247,518
Cash, cash equivalents and restricted cash at the end of the period	$338,322	$231,615

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 26, 2021, and December 27, 2020, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended September 26, 2021, and September 27, 2020. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 27, 2020. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 and 39 weeks for the third quarter and nine months, respectively.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of September 26, 2021, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020, have not changed materially.
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
NOTE 3. REVENUE
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games, Cooking, Audm and Wirecutter (to which a subscription option was launched during the third quarter of 2021) products (“other digital-only products”)) and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, television and film, our student subscription sponsorship program and our live events business.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 26, 2021	As % of total	September 27, 2020	As % of total	September 26, 2021	As % of total	September 27, 2020	As % of total
Subscription	$342,609	67.4%	$300,950	70.5%	$1,010,910	68.3%	$879,573	69.0%
Advertising	110,887	21.7%	79,253	18.6%	320,777	21.6%	253,150	19.9%
Other (1)	55,607	10.9%	46,692	10.9%	148,958	10.1%	141,558	11.1%
Total	$509,103	100.0%	$426,895	100.0%	$1,480,645	100.0%	$1,274,281	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million for the third quarters of each of 2021 and 2020, and approximately $20 million and $22 million for the first nine months of 2021 and 2020, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the third quarters and first nine months ended September 26, 2021, and September 27, 2020:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 26, 2021	As % of total	September 27, 2020	As % of total	September 26, 2021	As % of total	September 27, 2020	As % of total
Digital-only subscription revenues:
News product subscription revenues(1)	$178,382	52.1%	$140,740	46.8%	$510,563	50.5%	$392,620	44.6%
Other digital-only product subscription revenues(2)	20,251	5.9%	14,546	4.8%	57,815	5.7%	38,660	4.4%
Subtotal digital-only subscriptions	198,633	58.0%	155,286	51.6%	568,378	56.2%	431,280	49.0%
Print subscription revenues:
Domestic home delivery subscription revenues(3)	128,895	37.6%	129,912	43.2%	398,045	39.4%	396,620	45.1%
Single-copy, NYT International and other subscription revenues(4)	15,081	4.4%	15,752	5.2%	44,487	4.4%	51,673	5.9%
Subtotal print subscription revenues	143,976	42.0%	145,664	48.4%	442,532	43.8%	448,293	51.0%
Total subscription revenues	$342,609	100.0%	$300,950	100.0%	$1,010,910	100.0%	$879,573	100.0%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games, Cooking and Wirecutter products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s other digital-only products.
(3) Includes free access to some of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the third quarters and first nine months ended September 26, 2021, and September 27, 2020:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 26, 2021	As % of total	September 27, 2020	As % of total	September 26, 2021	As % of total	September 27, 2020	As % of total
Advertising revenues:
Digital	$66,981	60.4%	$47,763	60.3%	$197,472	61.6%	$138,452	54.7%
Print	43,906	39.6%	31,490	39.7%	123,305	38.4%	114,698	45.3%
Total advertising	$110,887	100.0%	$79,253	100.0%	$320,777	100.0%	$253,150	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of September 26, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $128 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $13 million, $40 million and $75 million will be recognized in the remainder of 2021, 2022 and thereafter through 2028, respectively.
Contract Assets
As of September 26, 2021, and December 27, 2020, the Company had $3.1 million and $1.8 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $1.7 million and $4.3 million of net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of September 26, 2021, and December 27, 2020, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of September 26, 2021, and December 27, 2020:

	September 26, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$108,696	$898	$(2)	$109,592
Certificates of deposit	109,253	—	—	109,253
Corporate debt securities	100,627	361	(14)	100,974
U.S. governmental agency securities	19,964	10	—	19,974
Commercial paper	18,021	—	—	18,021
Total short-term AFS securities	$356,561	$1,269	$(16)	$357,814
Long-term AFS securities
Corporate debt securities	$233,971	$594	$(274)	$234,291
U.S. Treasury securities	71,722	200	(61)	71,861
U.S. governmental agency securities	42,497	—	(43)	42,454
Municipal securities	12,123	5	(13)	12,115
Total long-term AFS securities	$360,313	$799	$(391)	$360,721

	December 27, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$79,467	$39	$(3)	$79,503
Certificates of deposit	36,525	—	—	36,525
Corporate debt securities	129,805	504	(8)	130,301
U.S. governmental agency securities	25,113	61	(3)	25,171
Commercial paper	37,580	—	—	37,580
Total short-term AFS securities	$308,490	$604	$(14)	$309,080
Long-term AFS securities
Corporate debt securities	$134,296	$1,643	$(5)	$135,934
U.S. Treasury securities	95,511	2,054	—	97,565
U.S. governmental agency securities	48,342	19	(13)	48,348
Municipal securities	4,994	—	(10)	4,984
Total long-term AFS securities	$283,143	$3,716	$(28)	$286,831

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of September 26, 2021, and December 27, 2020, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 26, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$32,611	$(2)	$—	$—	$32,611	$(2)
Corporate debt securities	28,090	(14)	—	—	28,090	(14)
Total short-term AFS securities	$60,701	$(16)	$—	$—	$60,701	$(16)
Long-term AFS securities
Corporate debt securities	$128,315	$(274)	$—	$—	$128,315	$(274)
U.S. Treasury securities	54,539	(61)	—	—	54,539	(61)
U.S. governmental agency securities	42,454	(43)	—	—	42,454	(43)
Municipal securities	5,114	(13)	—	—	5,114	(13)
Total long-term AFS securities	$230,422	$(391)	$—	$—	$230,422	$(391)

	December 27, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$20,133	$(3)	$—	$—	$20,133	$(3)
Corporate debt securities	33,735	(8)	—	—	33,735	(8)
U.S. governmental agency securities	4,999	(2)	8,749	(1)	13,748	(3)
Total short-term AFS securities	$58,867	$(13)	$8,749	$(1)	$67,616	$(14)
Long-term AFS securities
Corporate debt securities	$6,717	$(5)	$—	$—	$6,717	$(5)
U.S. governmental agency securities	26,236	(13)	—	—	26,236	(13)
Municipal securities	4,984	(10)	—	—	4,984	(10)
Total long-term AFS securities	$37,937	$(28)	$—	$—	$37,937	$(28)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of September 26, 2021, and December 27, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 26, 2021, and December 27, 2020, we have recognized no losses or allowance for credit losses related to AFS securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 26, 2021, and December 27, 2020, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 36 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of September 26, 2021, and since December 27, 2020, were as follows:

(In thousands)	Total Company
Balance as of December 27, 2020	$171,657
Foreign currency translation	(2,803)
Balance as of September 26, 2021	$168,854
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $14.6 million is included in Miscellaneous assets in our Condensed Consolidated Balance Sheets as of September 26, 2021.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities revalued, sold or impaired are recognized in Interest income and other, net in our Condensed Consolidated Statements of Operations.
As of September 26, 2021, and December 27, 2020, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $27.4 million and $20.9 million, respectively. The carrying value includes $15.3 million of unrealized gains as of September 26, 2021. During the third quarter of 2021, we recorded a $27.2 million gain related to a non-marketable equity investment transaction. The gain consists of a $15.2 million realized gain due to the partial sale of the investment and a $11.9 million unrealized gain due to the mark to market of the remaining investment. During the first nine months of 2020, we recorded a $10.1 million gain related to a non-marketable equity investment transaction. The gain consists of a $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $2.1 million and $3.9 million in the third quarters of 2021 and 2020, respectively, and $7.1 million and $11.6 million in the first nine months of 2021 and 2020, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Interest income and other expense, net	$1,598	$3,720	$5,342	$10,650
Gain on non-marketable equity investment (1)	27,156	—	27,156	10,074
Interest expense	(185)	(183)	(545)	(547)
Total interest income and other, net	$28,569	$3,537	$31,953	$20,177
(1) Represents gains related to a non-marketable equity investment transaction.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 26, 2021, and December 27, 2020, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 26, 2021	December 27, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$323,990	$286,079
Restricted cash included within other current assets	—	686
Restricted cash included within miscellaneous assets	14,332	15,199
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$338,322	$301,964
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
As of September 26, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
Severance Costs
We recognized $0.5 million in severance costs in the third quarter of 2021 and no severance costs in the third quarter of 2020, and $0.9 million and $6.7 million in the first nine months of 2021 and 2020, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $2.6 million and $5.0 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of September 26, 2021, and December 27, 2020, respectively.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2021, and December 27, 2020:

(In thousands)	September 26, 2021				December 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S. Treasury securities	$109,592	$—	$109,592	$—	$79,503	$—	$79,503	$—
Certificates of deposit	109,253	—	109,253	—	36,525	—	36,525	—
Corporate debt securities	100,974	—	100,974	—	130,301	—	130,301	—
U.S. governmental agency securities	19,974	—	19,974	—	25,171	—	25,171	—
Commercial paper	18,021	—	18,021	—	37,580	—	37,580	—
Total short-term AFS securities	$357,814	$—	$357,814	$—	$309,080	$—	$309,080	$—
Long-term AFS securities (1)
Corporate debt securities	$234,291	$—	$234,291	$—	$135,934	$—	$135,934	$—
U.S. Treasury securities	71,861	—	71,861	—	97,565	—	97,565	—
U.S. governmental agency securities	42,454	—	42,454	—	48,348	—	48,348	—
Municipal securities	12,115	—	12,115	—	4,984	—	4,984	—
Total long-term AFS securities	$360,721	$—	$360,721	$—	$286,831	$—	$286,831	$—
Liabilities:
Deferred compensation (2)(3)	$19,998	$19,998	$—	$—	$22,245	$22,245	$—	$—
Contingent consideration	$7,450	$—	$—	$7,450	$8,431	$—	$—	$8,431
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $51.2 million as of September 26, 2021, and $49.2 million as of December 27, 2020. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the quarter and nine months ended September 26, 2021:

	Quarter ended		Nine months ended
(In thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Balance at the beginning of the period	$7,450	$9,293	$8,431	$9,293
Payments	—	(862)	(862)	(862)
Fair value adjustments (1)	—	—	(119)	—
Contingent consideration at the end of the period	$7,450	$8,431	$7,450	$8,431
(1) Fair value adjustments are included in General and administrative expenses in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of September 26, 2021, and December 27, 2020, of $7.5 million and $8.4 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets.
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
Single-Employer Plans
We maintain The New York Times Companies Pension Plan, a frozen single-employer defined benefit pension plan. The Company also jointly sponsors a defined benefit plan with The NewsGuild of New York known as the Guild-Times Adjustable Pension Plan (the “APP”) that continues to accrue active benefits.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 26, 2021			September 27, 2020
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,276	$—	$2,276	$2,608	$—	$2,608
Interest cost	7,630	1,087	8,717	11,742	1,648	13,390
Expected return on plan assets	(12,678)	—	(12,678)	(17,741)	—	(17,741)
Amortization of actuarial loss	5,056	1,821	6,877	5,655	1,521	7,176
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost (1)	$1,798	$2,908	$4,706	$1,778	$3,169	$4,947

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended
	September 26, 2021			September 27, 2020
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$6,828	$—	$6,828	$7,822	$—	$7,822
Interest cost	22,888	3,263	26,151	35,226	4,945	40,171
Expected return on plan assets	(38,033)	—	(38,033)	(53,222)	—	(53,222)
Amortization of actuarial loss	15,169	5,463	20,632	16,966	4,564	21,530
Amortization of prior service credit	(1,458)	—	(1,458)	(1,459)	—	(1,459)
Net periodic pension cost (1)	$5,394	$8,726	$14,120	$5,333	$9,509	$14,842
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first nine months of 2021 and 2020, we made pension contributions of $6.5 million and $6.9 million, respectively, to the APP. We expect to make contractual contributions in 2021 of approximately $9 million, which more than satisfy minimum funding requirements.

Other Postretirement Benefits
The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Service cost	$14	$7	$40	$21
Interest cost	141	257	423	770
Amortization of actuarial loss	851	763	2,555	2,289
Amortization of prior service credit	(837)	(1,099)	(2,509)	(3,378)
Net periodic postretirement benefit cost/(income) (1)	$169	$(72)	$509	$(298)
(1) The service cost component of net periodic postretirement benefit cost/(income) is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 10. INCOME TAXES
The Company had income tax expense of $20.3 million and $48.0 million in the third quarter and first nine months of 2021, respectively. The Company had income tax expense of $7.3 million and $19.1 million in the third quarter and first nine months of 2020, respectively. The Company’s effective tax rates from continuing operations were 27.1% and 24.2% for the third quarter and first nine months of 2021, respectively. The Company’s effective tax rates from continuing operations were 17.8% and 17.5% for the third quarter and first nine months of 2020, respectively. The increase in income tax expense in the third quarter and first nine months of 2021 is primarily due to higher income from continuing operations in those periods. The Company received a tax benefit in the first quarter of 2021 and in the first and third quarters of 2020 from stock price appreciation on stock-based awards that settled in the quarter, which in the case of 2020, resulted in lower-than-statutory tax rates in the third quarter and first nine months of 2020.
NOTE 11. EARNINGS PER SHARE
We compute earnings per share based upon the lower of the two-class method or the treasury stock method. The two-class method is an earnings allocation method used when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 0.5 million and 0.6 million in the third quarter and first nine months of 2021, respectively, and 1.0 million and 1.1 million in the third quarter and first nine months of 2020, respectively, resulted primarily from the dilutive effect of certain stock options, performance awards and restricted stock units.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards or restricted stock units excluded from the computation of diluted earnings per share in the third quarters and first nine months of 2021 and 2020, respectively.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of September 26, 2021, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.
The following table summarizes the changes in AOCI by component as of September 26, 2021:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2020	$8,386	$(421,698)	$3,131	$(410,181)
Other comprehensive income before reclassifications, before tax	(3,421)	—	(2,616)	(6,037)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	19,220	—	19,220
Income tax (benefit)/expense	(914)	5,146	(700)	3,532
Net current-period other comprehensive (loss)/ income, net of tax	(2,507)	14,074	(1,916)	9,651
Balance as of September 26, 2021	$5,879	$(407,624)	$1,215	$(400,530)
The following table summarizes the reclassifications from AOCI for the nine months ended September 26, 2021:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(3,967)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	23,187	Other components of net periodic benefit costs
Total reclassification, before tax(2)	19,220
Income tax expense	5,146	Income tax expense
Total reclassification, net of tax	$14,074
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the nine months ended September 26, 2021.
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
NOTE 15. SUBSEQUENT EVENTS
On September 30, 2021, our Board of Directors approved a quarterly dividend of $0.07 per share on our Class A and Class B common stock that was paid on October 22, 2021, to all stockholders of record as of the close of business on October 11, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes digital and print products and related businesses. We have one reportable segment with businesses that include our core news product and other interest-specific products, and related content and services.
We generate revenues principally from subscriptions and advertising. In addition, we generate other revenues primarily consisting of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, television and film, our student subscription sponsorship program and our live events business.
Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs or multiemployer pension plan withdrawal costs, and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “Non-Operating Items—Non-GAAP Financial Measures.”
Financial Highlights
•Diluted earnings per share from continuing operations were $0.32 and $0.20 for the third quarters of 2021 and 2020, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below under “Non-Operating Items – Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.23 and $0.22 for the third quarters of 2021 and 2020, respectively.
•The Company had an operating profit of $49.0 million in the third quarter of 2021, compared with $39.6 million in the third quarter of 2020. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-Operating Items – Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) increased to $65.1 million in the third quarter of 2021 compared with $56.5 million in the third quarter of 2020.
•Total revenues increased 19.3% to $509.1 million in the third quarter of 2021 from $426.9 million in the third quarter of 2020.
•Subscription revenues increased 13.8% in the third quarter of 2021 compared with the same prior-year period. Paid digital-only subscriptions totaled approximately 7,588,000 at the end of the third quarter of 2021, a net increase of 455,000 subscriptions compared with the end of the second quarter of 2021 and a net increase of 1,525,000 compared with the end of the third quarter of 2020. Of the 455,000 total net additions, 320,000 came from the Company’s digital news product, while 135,000 came from the Company’s Cooking, Games, Audm and Wirecutter (to which a subscription option was launched during the third quarter of 2021) products (“other digital-only products”).
•Total advertising revenues increased 39.9% in the third quarter of 2021 compared with the same prior-year period, due to an increase of 40.2% in digital advertising revenues and an increase of 39.4% in print advertising revenues.
•Operating costs increased 18.8% to $460.1 million in the third quarter of 2021 from $387.3 million compared with the third quarter of 2020. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 19.9% in the third quarter of 2021 to $444.1 million from $370.4 million in the third quarter of 2020.
Impact of Covid-19 Pandemic
Given the impact of the Covid-19 pandemic on our business in 2020, we believe that certain comparisons of our operating results in 2021 to 2019 provide useful context for our 2021 results. We have included supplemental tables comparing the operating results in 2021 to 2020 and to 2019 (see “Supplemental Financial Information”), as well as discussion comparing the third quarter and first nine months in 2021 to 2020 and 2019.
The Covid-19 pandemic has impacted our business in various ways, including impacts on both our operating revenues and operating expenses. During 2020, we experienced significant growth in the number of subscriptions to our digital news and other products, which we believe was attributable in part to an increase in traffic given the news environment and as a result of the pandemic, and we do not expect the 2020 growth rate to be sustainable or indicative of results for future periods. Revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represent less than 5% of our total subscription revenues) were adversely affected as a result of widespread business closures, increased remote working and reductions in travel. The worldwide economic slowdown caused by the pandemic also led to a significant decline in our advertising revenues in 2020 as advertisers reduced their spending. More recently, we experienced increasing demand for advertising with the recovery of the broader market. Our live events business was and continues to be adversely affected by the impacts of the Covid-19 pandemic.
In 2020 we incurred less media expense as we decreased marketing spend due to a heightened news cycle, lower print production and distribution costs due to less demand for print copies of the newspaper, lower costs related to our advertising business as a result of lower variable expenses in connection with lower advertising revenues and lower travel and entertainment costs as a result of the Covid-19 pandemic. More recently we have begun increasing some of our spending in these areas, and as referenced below, media expenses to promote our subscription business in the third quarter of 2021 were higher than the third quarters of both 2020 and 2019. We also incurred some additional expenses in response to the pandemic, including certain enhanced employee benefits; however these expenses have not yet been significant. We have invested and expect to continue to invest in our Company Headquarters and other offices as well as technological improvements as we transition to hybrid work with employees working both from the office and remotely.
At this time, the full impact that the Covid-19 pandemic will have on our business, operations and financial results is uncertain. The extent to which the pandemic will continue to impact us will depend on numerous evolving factors and future developments, including the scope and duration of the pandemic (including the extent of variants and resurgences); the effect of ongoing vaccination and mitigation efforts; the impact of the pandemic on economic conditions and the companies with which we do business; governmental, business and other actions; the status of travel restrictions; and changes in consumer behavior in response to the pandemic, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020, for more information.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2021	September 27, 2020	% Change	September 26, 2021	September 27, 2020	% Change
Revenues
Subscription	$342,609	$300,950	13.8%	$1,010,910	$879,573	14.9%
Advertising	110,887	79,253	39.9%	320,777	253,150	26.7%
Other	55,607	46,692	19.1%	148,958	141,558	5.2%
Total revenues	509,103	426,895	19.3%	1,480,645	1,274,281	16.2%
Operating costs
Cost of revenue (excluding depreciation and amortization)	256,978	235,665	9.0%	759,333	709,062	7.1%
Sales and marketing	83,767	50,615	65.5%	197,475	164,004	20.4%
Product development	40,638	34,349	18.3%	119,280	96,334	23.8%
General and administrative	64,418	51,118	26.0%	183,278	162,791	12.6%
Depreciation and amortization	14,326	15,552	(7.9)%	43,529	46,368	(6.1)%
Total operating costs	460,127	387,299	18.8%	1,302,895	1,178,559	10.5%
Lease termination charge	—	—	—	3,831	—	*
Operating profit	48,976	39,596	23.7%	173,919	95,722	81.7%
Other components of net periodic benefit costs	2,599	2,272	14.4%	7,796	6,735	15.8%
Interest income and other, net	28,569	3,537	*	31,953	20,177	58.4%
Income from continuing operations before income taxes	74,946	40,861	83.4%	198,076	109,164	81.4%
Income tax expense	20,290	7,283	*	47,994	19,070	*
Net income attributable to The New York Times Company common stockholders	$54,656	$33,578	62.8%	$150,082	$90,094	66.6%
* Represents a change equal to or in excess of 100% or not meaningful.

SUPPLEMENTAL FINANCIAL INFORMATION

	For the Quarters Ended
	September 26, 2021	September 27, 2020	2021 vs 2020 % Change	September 29, 2019	2021 vs 2019 % Change
Revenues
Digital	$198,633	$155,286	27.9%	$115,864	71.4%
Print	143,976	145,664	(1.2)%	151,438	(4.9)%
Subscription revenues	342,609	300,950	13.8%	267,302	28.2%
Digital	66,981	47,763	40.2%	54,653	22.6%
Print	43,906	31,490	39.4%	58,878	(25.4)%
Advertising revenues	110,887	79,253	39.9%	113,531	(2.3)%
Other revenues	55,607	46,692	19.1%	47,668	16.7%
Total revenues	509,103	426,895	19.3%	428,501	18.8%
Operating costs
Cost of revenue (excluding depreciation and amortization)	256,978	235,665	9.0%	244,891	4.9%
Sales and marketing	83,767	50,615	65.5%	64,209	30.5%
Product development	40,638	34,349	18.3%	26,886	51.1%
General and administrative	64,418	51,118	26.0%	50,015	28.8%
Depreciation and amortization	14,326	15,552	(7.9)%	15,450	(7.3)%
Total operating costs	460,127	387,299	18.8%	401,451	14.6%
Restructuring charge	—	—	—	4,008	*
Gain from pension liability adjustment	—	—	—	(2,045)	*
Operating profit	$48,976	$39,596	23.7%	$25,087	95.2%

* Represents a change equal to or in excess of 100% or not meaningful.

	For the Nine Months Ended
	September 26, 2021	September 27, 2020	2021 vs 2020 % Change	September 29, 2019	2021 vs 2019 % Change
Revenues
Digital	$568,378	$431,280	31.8%	$338,358	68.0%
Print	442,532	448,293	(1.3)%	470,210	(5.9)%
Subscription revenues	1,010,910	879,573	14.9%	808,568	25.0%
Digital	197,472	138,452	42.6%	168,222	17.4%
Print	123,305	114,698	7.5%	191,158	(35.5)%
Advertising revenues	320,777	253,150	26.7%	359,380	(10.7)%
Other revenues	148,958	141,558	5.2%	135,873	9.6%
Total revenues	1,480,645	1,274,281	16.2%	1,303,821	13.6%
Operating costs
Cost of revenue (excluding depreciation and amortization)	759,333	709,062	7.1%	729,016	4.2%
Sales and marketing	197,475	164,004	20.4%	201,303	(1.9)%
Product development	119,280	96,334	23.8%	76,320	56.3%
General and administrative	183,278	162,791	12.6%	152,054	20.5%
Depreciation and amortization	43,529	46,368	(6.1)%	45,548	(4.4)%
Total operating costs	1,302,895	1,178,559	10.5%	1,204,241	8.2%
Lease termination charge	3,831	—	*	—	*
Restructuring charge	—	—	—	4,008	*
Gain from pension liability adjustment	—	—	—	(2,045)	*
Operating profit	$173,919	$95,722	81.7%	$97,617	78.2%

* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our other digital-only products), and single-copy and bulk sales of our print products (which represent less than 5% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
2021 Compared with 2020
Subscription revenues increased 13.8% in the third quarter and increased 14.9% in the first nine months of 2021 compared with the same prior-year periods. The increase in the third quarter and first nine months was primarily due to growth in the number of subscriptions to the Company’s digital-only products as well as digital subscriptions graduating to higher prices from introductory promotional pricing. The increases in digital-only subscription revenue in both periods were partially offset by a decrease in print subscription revenue primarily attributable to lower single-copy and bulk sales as a result of increased levels of remote working and reductions in travel due to the Covid-19 pandemic as well as ongoing secular trends. Subscription revenues from domestic home delivery decreased 0.8% in the third quarter of 2021 compared with the same prior year period due to a decrease in the number of subscriptions, partially offset by an increase in subscription prices. Revenues from domestic home delivery in the first nine months compared with the same period in the prior year increased 0.4% as the increase in subscription prices offset the decrease in the number of subscriptions.

Paid digital-only subscriptions totaled approximately 7,588,000 at the end of the third quarter of 2021, a net increase of 455,000 subscriptions compared with the end of the second quarter of 2021 and a net increase of 1,525,000 subscriptions compared with the end of the third quarter of 2020. The year-over-year growth in our digital subscriptions is attributable in part to initiatives we have undertaken to drive subscriptions, including adjustments to our access model.

Digital-only news product subscriptions totaled approximately 5,654,000 at the end of the third quarter of 2021, a 320,000 net increase compared with the end of the second quarter of 2021 and a 989,000 increase compared with the end of the third quarter of 2020. Other digital-only products subscriptions totaled approximately 1,934,000 at the end of the third quarter of 2021, an increase of 135,000 subscriptions compared with the end of the second quarter of 2021 and an increase of 536,000 subscriptions compared with the end of the third quarter of 2020.
Print domestic home delivery subscriptions totaled approximately 795,000 at the end of the third quarter of 2021, a net decrease of 8,000 compared with the end of the second quarter of 2021 and a net decrease of 36,000 compared with the end of the third quarter of 2020.
2021 Compared with 2019
Subscription revenues increased 28.2% in the third quarter and increased 25.0% in the first nine months of 2021 compared with the same periods in 2019. The increase in the third quarter and first nine months of 2021 was primarily due to growth in the number of subscriptions to the Company’s digital-only products. These increases were partially offset by a decrease in print subscription revenue from single-copy and bulk sales as a result of increased levels of remote working and reductions in travel due to the Covid-19 pandemic as well as secular trends. Single-copy and bulk sales decreased 34.1% and 37.3% in the third quarter and the first nine months, respectively.

The following table summarizes digital and print subscription revenues for the third quarters and first nine months of 2021 and 2020:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2021	September 27, 2020	% Change	September 26, 2021	September 27, 2020	% Change
Digital-only subscription revenues:
News product subscription revenues(1)	$178,382	$140,740	26.7%	$510,563	$392,620	30.0%
Other digital-only product subscription revenues(2)	20,251	14,546	39.2%	57,815	38,660	49.5%
Subtotal digital-only subscription revenues	198,633	155,286	27.9%	568,378	431,280	31.8%
Print subscription revenues:
Domestic home delivery subscription revenues(3)	128,895	129,912	(0.8)%	398,045	396,620	0.4%
Single-copy, NYT International and other subscription revenues(4)	15,081	15,752	(4.3)%	44,487	51,673	(13.9)%
Subtotal print subscription revenues	143,976	145,664	(1.2)%	442,532	448,293	(1.3)%
Total subscription revenues	$342,609	$300,950	13.8%	$1,010,910	$879,573	14.9%
(1) Includes revenues from subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games, Cooking and Wirecutter products are also included in this category.

(2) Includes revenues from standalone subscriptions to the Company’s other digital-only products.
(3) Includes free access to some of the Company’s digital products.
(4) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print subscriptions as of the end of the third quarters of 2021 and 2020:

	Quarters Ended
(In thousands)	September 26, 2021	September 27, 2020	% Change
Digital-only subscriptions:
News product subscriptions(1)	5,654	4,665	21.2%
Other digital-only product subscriptions(2)	1,934	1,398	38.3%
Subtotal digital-only subscriptions	7,588	6,063	25.2%
Print subscriptions	795	831	(4.3)%
Total subscriptions	8,383	6,894	21.6%
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games, Cooking and Wirecutter products are also included in this category.

(2) Includes standalone subscriptions to the Company’s other digital-only products. During the third quarter of 2021, the Company launched a Wirecutter subscription option.

    We believe that the significant growth over the last several years in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. The following charts illustrate the growth in net digital-only subscriptions and corresponding subscription revenues as well as the relative stability of our print domestic home delivery subscription products since the launch of the digital pay model in 2011.

(1) Amounts may not add due to rounding.
(2) Print domestic home delivery subscriptions include free access to some of our digital products.
(3) Print Other includes single-copy, NYT International and other subscription revenues.
Note: Revenues for 2012 and 2017 include the impact of an additional week.

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts.
The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2021 and 2020:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2021	September 27, 2020	% Change	September 26, 2021	September 27, 2020	% Change
Advertising revenues:
Digital	$66,981	$47,763	40.2%	$197,472	$138,452	42.6%
Print	43,906	31,490	39.4%	123,305	114,698	7.5%
Total advertising	$110,887	$79,253	39.9%	$320,777	$253,150	26.7%
2021 Compared with 2020
Digital advertising revenues, which represented 60.4% of total advertising revenues in the third quarter of 2021, increased $19.2 million, or 40.2%, to $67.0 million compared with $47.8 million in the same prior-year period. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts, as well as the impact of the comparison to weak digital advertising revenues in the prior year period caused by reduced advertiser spending during the earlier stages of the Covid-19 pandemic. Core digital advertising revenue increased $16.1 million due to growth in direct-sold display advertising and podcast advertising revenues. Direct-sold display impressions increased 33%, while the average rate grew 24%. Other digital advertising revenue increased $3.1 million, primarily due to a 44% increase in creative services fees, as well as a 7.1% increase in open-market programmatic advertising revenue. Programmatic impressions decreased by 39%, while the average rate increased 63%.
Digital advertising revenues, which represented 61.6% of total advertising revenues in the first nine months of 2021, increased $59.0 million, or 42.6%, to $197.5 million compared with $138.5 million in the same prior-year period. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts, as well as the impact of the comparison to weak digital advertising revenues in the prior year period caused by reduced advertiser spending during the earlier stages of the Covid-19 pandemic. Core digital advertising revenue increased $53.1 million due to growth in direct-sold display advertising revenue and podcast advertising revenues. Direct-sold display impressions increased 21%, while the average rate grew 29%. Other digital advertising revenue increased $5.9 million, primarily due to a 36% increase in creative services fees, as well as a 2.7% increase in open-market programmatic advertising revenue. Programmatic impressions decreased by 39% offsetting the average rate increase of 63%.
Print advertising revenues, which represented 39.6% of total advertising revenues in the third quarter of 2021, increased $12.4 million, or 39.4%, to $43.9 million compared with $31.5 million in the same prior-year period. The increase in the third quarter of 2021 was primarily in the luxury and entertainment categories, largely due to the impact of the comparison to weak print advertising revenues in the third quarter of 2020 caused by reduced advertiser spending by businesses negatively impacted by the earlier stages of the Covid-19 pandemic. The increase in the third quarter of 2021 was partially offset by secular trends. Print advertising revenues, which represented 38.4% of total advertising revenues in the first nine months of 2021, increased $8.6 million, or 7.5%, to $123.3 million compared with $114.7 million in the same prior-year period. The increase in the first nine months of 2021 was primarily in the luxury and media categories and was partially offset by a decrease in the entertainment category and as a result of secular trends. We expect reduced advertising spending by businesses that continue to be negatively impacted by the Covid-19 pandemic, along with secular trends, to continue to adversely affect our print advertising revenues. Some of our print advertising revenues may not return to pre-pandemic levels.

2021 Compared with 2019
Digital advertising revenues for the third quarter of 2021 increased $12.3 million, or 22.6%, to $67.0 million compared with $54.7 million in the third quarter of 2019. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts. Core digital advertising revenue increased $16.4 million due to growth in direct-sold display advertising revenues and podcast advertising revenues. Direct-sold display impressions increased 7%, while the average rate grew 43%. Other digital advertising revenue decreased $4.1 million, primarily due to the closure of our HelloSociety and Fake Love digital marketing agencies, partially offset by a 8.1% increase in open-market programmatic advertising revenue. Programmatic impressions decreased by 29%, while the average rate increased 50%.
Digital advertising revenues for the first nine months of 2021 increased $29.3 million, or 17.4%, to $197.5 million compared with $168.2 million in the first nine months of 2019. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts. Core digital advertising revenue increased $43.0 million due to growth in direct-sold display advertising revenue and podcast advertising revenues. Direct-sold display impressions were flat, while the average rate grew 31%. Other digital advertising revenue decreased $13.7 million, primarily due to the closure of our HelloSociety and Fake Love digital marketing agencies, partially offset by a 7.5% increase in open-market programmatic advertising revenue. Programmatic impressions decreased by 12%, while the average rate increased 21%.
Print advertising revenues for the third quarter of 2021 declined $15.0 million, or 25.4%, to $43.9 million compared with $58.9 million in the same period of 2019. Print advertising revenues for the first nine months of 2021 declined $67.9 million, or 35.5%, to $123.3 million compared with $191.2 million in the same period of 2019. The declines in both periods reflected reduced spending on print advertising by businesses negatively impacted by the Covid-19 pandemic as well as continued secular trends.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, television and film, our student subscription sponsorship program and our live events business.
2021 Compared with 2020
Other revenues increased 19.1% in the third quarter of 2021 and increased 5.2% in the first nine months of 2021, compared with the same prior-year periods. The increase in the third quarter of 2021 was primarily a result of higher licensing and commercial printing revenue. The increase in the first nine months of 2021 was primarily a result of higher Wirecutter affiliate referral revenues and licensing revenues, partially offset by lower television series revenues.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $7.1 million in the third quarters of 2021 and 2020, respectively, and $20.0 million and $22.3 million in the first nine months of 2021 and 2020, respectively.
2021 Compared with 2019
Other revenues increased 16.7% in the third quarter of 2021 and increased 9.6% in the first nine months, compared with the same periods in 2019. The increase in the third quarter of 2021 was primarily a result of higher Wirecutter affiliate referral revenues and licensing revenue related to Facebook News partially offset by lower television series and live events revenues. The increase in the first nine months of 2021 was primarily a result of higher Wirecutter affiliate referral revenues and licensing revenue primarily related to Facebook News, partially offset by lower revenues from television series, live events and commercial printing.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2021	September 27, 2020	% Change	September 26, 2021	September 27, 2020	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$256,978	$235,665	9.0%	$759,333	$709,062	7.1%
Sales and marketing	83,767	50,615	65.5%	197,475	164,004	20.4%
Product development	40,638	34,349	18.3%	119,280	96,334	23.8%
General and administrative	64,418	51,118	26.0%	183,278	162,791	12.6%
Depreciation and amortization	14,326	15,552	(7.9)%	43,529	46,368	(6.1)%
Total operating costs	$460,127	$387,299	18.8%	$1,302,895	$1,178,559	10.5%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain that infrastructure.
2021 Compared with 2020
Cost of revenue increased in the third quarter of 2021 by $21.3 million, or 9.0%, compared with the third quarter of 2020, largely due to higher journalism costs of $15.1 million, higher subscriber servicing costs of $3.6 million, higher advertising servicing costs of $1.4 million, and higher print production and distribution costs of $1.2 million. The increase in journalism costs was largely driven by growth in the number of employees who work in the newsroom and on our Games, Cooking and audio products, costs in connection with the production of audio content and a higher incentive compensation accrual. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Advertising servicing costs increased as a result of costs to produce higher creative services revenues. The increase in print production and distribution costs was largely due to an increase in compensation and benefits, newsprint pricing, and higher utilities and maintenance costs partially offset by lower outside printing and distribution costs.
Cost of revenue increased in the first nine months of 2021 by $50.3 million, or 7.1%, compared with the first nine months of 2020, largely due to higher journalism costs of $42.2 million, higher subscriber servicing costs of $11.3 million, higher digital content delivery costs of $4.1 million, and higher advertising servicing costs of $3.2 million. The increases were partially offset by lower print production and distribution costs of $10.5 million. The increase in journalism costs was largely driven by growth in the number of employees who work in the newsroom and on our Games, Cooking and audio products, a higher incentive compensation accrual and costs in connection with the production of audio content. This cost growth was partially offset by lower content creation costs as a result of fewer television episodes. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to a higher incentive compensation accrual and higher cloud storage costs. Advertising servicing costs increased as a result of costs to produce higher creative services revenues. The decrease in print production and distribution costs was largely due to lower outside printing and distribution costs, as well as lower newsprint consumption and pricing.

2021 Compared with 2019
Cost of revenue increased in the third quarter of 2021 by $12.1 million, or 4.9%, compared with the third quarter of 2019, largely due to higher journalism costs of $19.2 million, higher subscriber servicing costs of $6.7 million, and higher digital content delivery costs of $5.1 million. The increases were partially offset by lower print production and distribution costs of $12.4 million and lower advertising servicing costs of $6.5 million. The increase in journalism costs was largely driven by growth in the number of employees who work in the newsroom and on our Games, Cooking and audio products, and a higher incentive compensation accrual. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to higher cloud-related costs and an increase in the number of employees. The decrease in print production and distribution costs was largely due to lower newsprint consumption and pricing, lower distribution costs, and lower outside printing costs. Advertising servicing costs decreased primarily as a result of the closure of our HelloSociety and Fake Love digital marketing agencies, as well as lower volume of creative services campaigns and live events.
Cost of revenue increased in the first nine months of 2021 by $30.3 million, or 4.2%, compared with the first nine months of 2019, largely due to higher journalism costs of $61.9 million, higher subscriber servicing costs of $18.5 million, and higher digital content delivery costs of $16.6 million. The increases were partially offset by lower print production and distribution costs of $52.4 million and lower advertising costs of $14.3 million. The increase in journalism costs was largely driven by growth in the number of employees who work in the newsroom and on our Games, Cooking and audio products, and a higher incentive compensation accrual. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to higher cloud storage costs and growth in the number of employees. The decrease in print production and distribution costs was largely due to lower newsprint consumption and pricing, as well as lower distribution costs and outside printing costs. Advertising servicing costs decreased primarily as a result of the closure of our HelloSociety and Fake Love digital marketing agencies as well as fewer live events.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs. Media expenses is a component of sales and marketing costs that represents the cost to promote our subscription business.
2021 Compared with 2020
Sales and marketing costs in the third quarter of 2021 increased by $33.2 million, or 65.5%, compared with the third quarter of 2020, primarily due to higher media expenses.
Sales and marketing costs in the first nine months of 2021 increased by $33.5 million, or 20.4%, compared with the first nine months of 2020. The increase in marketing costs resulting from higher media expenses was partially offset by lower advertising sales costs.
Media expenses increased to $55.3 million in the third quarter of 2021 from $27.3 million in the third quarter of 2020 and increased to $120.2 million in the first nine months of 2021 from $89.2 million in the first nine months of 2020. The Company increased media expenses in the third quarter of 2021 as we were able to profitably scale media spend as a result of strong demand for news and success in converting readers to subscribers. The Company had reduced its marketing expense in 2020 during the earlier stages of the Covid-19 pandemic.
2021 Compared with 2019
Sales and marketing costs in the third quarter of 2021 increased by $19.6 million, or 30.5%, compared with the third quarter of 2019, primarily due to higher media expenses.
Sales and marketing costs in the first nine months of 2021 decreased by $3.8 million, or 1.9%, compared with the first nine months of 2019. The decrease in sales and marketing costs is primarily a result of the closure of our HelloSociety and Fake Love digital marketing agencies, partially offset by higher media expenses and the growth in the number of marketing employees.
Media expenses increased to $55.3 million in the third quarter of 2021 from $35.9 million in the third quarter of 2019 and increased to $120.2 million in the first nine months of 2021 from $114.6 million in the first nine months of 2019. The Company increased media expenses in the third quarter of 2021 as we were able to profitably scale media spend as a result of strong demand for news and success in converting readers to subscribers.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology, including engineering, product development and data insights.

2021 Compared with 2020
Product development costs in the third quarter of 2021 increased by $6.3 million, or 18.3%, compared with the third quarter of 2020, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives as well as a higher incentive compensation accrual.
Product development costs in the first nine months of 2021 increased by $22.9 million, or 23.8%, compared with the first nine months of 2020, largely due to the factors identified above.
2021 Compared with 2019
Product development costs in the third quarter of 2021 increased by $13.8 million, or 51.1%, compared with the third quarter of 2019, largely due to growth in the number of digital product development employees to support our digital subscription strategic initiatives as well as a higher incentive compensation accrual.
Product development costs in the first nine months of 2021 increased by $43.0 million, or 56.3%, compared with the first nine months of 2019, largely due to the factors identified above.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
2021 Compared with 2020
General and administrative costs in the third quarter of 2021 increased by $13.3 million, or 26.0%, compared with the third quarter of 2020, primarily due to a higher incentive compensation accrual, growth in the number of employees, stock price appreciation on stock-based awards and higher consulting costs.
General and administrative costs in the first nine months of 2021 increased by $20.5 million, or 12.6%, compared with the first nine months of 2020, primarily due to a higher incentive compensation accrual, higher consulting costs and growth in the number of employees, partially offset by a severance charge in the second quarter of 2020, and lower building operations and maintenance costs in 2021.
2021 Compared with 2019
General and administrative costs in the third quarter of 2021 increased by $14.4 million, or 28.8%, compared with the third quarter of 2019, primarily due to growth in the number of employees, mainly in the enterprise technology and human resources departments in support of employee growth in other areas, a higher incentive compensation accrual, stock price appreciation on stock-based awards and higher consulting costs.
General and administrative costs in the first nine months of 2021 increased by $31.2 million, or 20.5%, compared with the first nine months of 2019, largely due to the factors identified above.
Depreciation and Amortization
2021 Compared with 2020
Depreciation and amortization costs in the third quarter and first nine months of 2021 decreased $1.2 million, or 7.9%, and $2.8 million, or 6.1%, respectively, compared with the same prior-year periods. The decrease in both periods is due to lower depreciation of software assets.
2021 Compared with 2019
Depreciation and amortization costs in the third quarter and first nine months of 2021 decreased $1.1 million, or 7.3%, and $2.0 million, or 4.4%, respectively, compared with the same periods in 2019. The decrease in both periods is due to lower depreciation of software assets, partially offset by equipment and building projects that were placed in service.
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items.
NON-OPERATING ITEMS
Other Components of Net Periodic Benefit Costs
See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding other components of net periodic benefit costs.

Interest Income and other, net
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding interest income and other, net.
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
The special items in 2021 consisted of:
•a $27.2 million gain ($19.8 million after tax or $0.12 per share) in the third quarter related to a non-marketable equity investment transaction. The gain consists of a $15.2 million realized gain due to the partial sale of the investment and an $11.9 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Condensed Consolidated Statements of Operations; and
•a $3.8 million charge ($2.8 million or $0.02 per share after tax) in the second quarter resulting from the termination of a tenant’s lease in the Company Headquarters.
The special item in 2020 consisted of:
•a $10.1 million gain ($7.4 million after tax or $0.04 per share) in the first quarter related to a non-marketable equity investment transaction. The gain consists of a $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
The special items in 2019 consisted of:
•a $4.0 million charge ($3.0 million after tax or $0.02 per share) in the third quarter related to restructuring charges, including impairment and severance charges related to the closure of our digital marketing agency, HelloSociety, LLC; and
•a $2.0 million gain ($1.5 million after tax or $0.01 per share) in the third quarter from a multiemployer pension plan liability adjustment.
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
	For the Quarters Ended			For the Nine Months Ended
	September 26, 2021	September 27, 2020	% Change	September 26, 2021	September 27, 2020	% Change
Diluted earnings per share from continuing operations	$0.32	$0.20	60.0%	$0.89	$0.54	64.8%
Add:
Severance	—	—	—	0.01	0.04	(75.0)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.02	—
Other components of net periodic benefit costs	0.02	0.01	*	0.05	0.04	25.0%
Special items:
Gain from non-marketable equity security	(0.16)	—	*	(0.16)	(0.06)	*
Lease termination charge	—	—	—	0.02	—	*
Income tax expense of adjustments	0.04	(0.01)	*	0.02	(0.01)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.23	$0.22	4.5%	$0.84	$0.57	47.4%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended
	September 26, 2021	September 27, 2020	2021 vs 2020 % Change	September 29, 2019	2021 vs 2019 % Change
Operating profit	$48,976	$39,596	23.7%	$25,087	95.2%
Add:
Depreciation and amortization	14,326	15,552	(7.9)%	15,450	(7.3)%
Severance	476	—	*	367	29.7%
Multiemployer pension plan withdrawal costs	1,275	1,376	(7.3)%	1,204	5.9%
Special items:
Restructuring charge	—	—	—	4,008	*
Gain from pension liability adjustment	—	—	—	(2,045)	*
Adjusted operating profit	$65,053	$56,524	15.1%	$44,071	47.6%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended
	September 26, 2021	September 27, 2020	2021 vs 2020 % Change	September 29, 2019	2021 vs 2019 % Change
Operating costs	$460,127	$387,299	18.8%	$401,451	14.6%
Less:
Depreciation and amortization	14,326	15,552	(7.9)%	15,450	(7.3)%
Severance	476	—	*	367	29.7%
Multiemployer pension plan withdrawal costs	1,275	1,376	(7.3)%	1,204	5.9%
Adjusted operating costs	$444,050	$370,371	19.9%	$384,430	15.5%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Nine Months Ended
	September 26, 2021	September 27, 2020	2021 vs 2020 % Change	September 29, 2019	2021 vs 2019 % Change
Operating profit	$173,919	$95,722	81.7%	$97,617	78.2%
Add:
Depreciation and amortization	43,529	46,368	(6.1)%	45,548	(4.4)%
Severance	882	6,675	(86.8)%	2,441	(63.9)%
Multiemployer pension plan withdrawal costs	3,902	4,198	(7.1)%	4,454	(12.4)%
Special items:
Lease termination charge	3,831	—	*	—	*
Restructuring charge	—	—	—	4,008	*
Gain from pension liability adjustment	—	—	—	(2,045)	*
Adjusted operating profit	$226,063	$152,963	47.8%	$152,023	48.7%

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Nine Months Ended
	September 26, 2021	September 27, 2020	2021 vs 2020 % Change	September 29, 2019	2021 vs 2019 % Change
Operating costs	$1,302,895	$1,178,559	10.5%	$1,204,241	8.2%
Less:
Depreciation and amortization	43,529	46,368	(6.1)%	45,548	(4.4)%
Severance	882	6,675	(86.8)%	2,441	(63.9)%
Multiemployer pension plan withdrawal costs	3,902	4,198	(7.1)%	4,454	(12.4)%
Adjusted operating costs	$1,254,582	$1,121,318	11.9%	$1,151,798	8.9%

* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. Although there is uncertainty related to the anticipated continued effect of the Covid-19 pandemic on our business (as referenced above and in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2020), given the strength of our balance sheet and based on the information currently available to us, we do not expect the impact of the pandemic to have a material effect on our liquidity position. As of September 26, 2021, we had cash, cash equivalents and short- and long-term marketable securities of $1.04 billion. Our cash and marketable securities balances between the end of 2020 and September 26, 2021, increased primarily due to cash proceeds from operating activities and proceeds from the sale of investments, partially offset by dividend payments, capital expenditures and share-based compensation tax withholding.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2021, the Board of Directors approved an increase in the quarterly dividend to $0.07 per share, which was paid in April 2021. In June and September 2021, the Board of Directors declared quarterly dividends of $0.07 per share on the Class A and Class B Common Stock, which were paid in July and October 2021. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	September 26, 2021	September 27, 2020	% Change
Operating activities	$209,557	$206,683	1.4%
Investing activities	$(129,685)	$(187,264)	(30.7)%
Financing activities	$(42,954)	$(35,671)	20.4%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first nine months of 2021 compared with the same prior-year period primarily due to higher net income adjusted for non-cash items and lower cash payments made to settle accounts payable, accrued payroll and other liabilities, partially offset by lower cash collections from accounts receivable, an increase in other assets and lower cash payments received from prepaid subscriptions.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2021 was primarily related to $129.0 million in net purchases of marketable securities and $23.8 million in capital expenditures payments, partially offset by $20.6 million related to a non-marketable equity investment transaction.
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
Net cash used in financing activities in the first nine months of 2021 was primarily related to dividend payments of $33.6 million and share-based compensation tax withholding payments of $10.9 million.

Restricted Cash
We were required to maintain $14.3 million of restricted cash as of September 26, 2021, and $15.9 million as of December 27, 2020, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $26 million and $25 million in the first nine months of 2021 and 2020, respectively. The increase in capital expenditures was primarily driven by improvements at our Company Headquarters and newsroom bureaus, partially offset by lower expenditures related to improvements at our College Point, New York, printing and distribution facility and lower expenditures on computer hardware. The improvements in our Company Headquarters are intended to address growth in the number of employees and to enhance technologies that support our transition to hybrid work with employees working both from the office and remotely. The cash payments related to capital expenditures totaled approximately $24 million and $29 million in the first nine months of 2021 and 2020, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of September 26, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 26, 2021, our critical accounting policies have not changed from December 27, 2020.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2020. As of September 26, 2021, our contractual obligations and off-balance sheet arrangements have not changed materially from December 27, 2020.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: the impact of the Covid-19 pandemic; significant competition in all aspects of our business; our ability to improve and scale our technical infrastructure and respond and adapt to changes in technology and consumer behavior; our ability to continue to retain and grow our subscriber base; numerous factors that affect our advertising revenues, including economic conditions, market dynamics, audience fragmentation, evolving digital advertising trends and the evolution of our strategy; damage to our brand or reputation; economic, geopolitical and other risks associated with the international scope of our business and foreign operations; our ability to attract and maintain a highly skilled and diverse workforce; adverse results from litigation or governmental investigations; the risks and challenges associated with investments we make in new and existing products and services; risks associated with acquisitions, divestitures, investments and other transactions; the effects of the fixed cost nature of significant portions of our expenses; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; the impact of labor negotiations and agreements; increases in the price of newsprint or significant disruptions in our newsprint supply chain or newspaper printing and distribution channels; security breaches and other network and information systems disruptions; our ability to comply with laws and regulations, including with respect to privacy, data protection and consumer marketing practices; payment processing risk; defects, delays or interruptions in the cloud-based hosting services we utilize; our ability to protect our intellectual property; claims of intellectual property infringement that we have been, and may be in the future be, subject to; the effects of restrictions on our operations as a result of the terms of our credit facility; our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 27, 2020, details our disclosures about market risk. As of September 26, 2021, there were no material changes in our market risks from December 27, 2020.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 26, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the third quarter of 2021, we completed the implementation of a new cloud-based system for print advertising billing. In connection with this system implementation, we updated our internal control over financial reporting to accommodate the resulting changes to our existing controls, systems and procedures.
There were no other changes in our internal control over financial reporting during the quarter ended September 26, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2015, the Board of Directors authorized up to $101.1 million of repurchases of shares of the Company’s Class A Common Stock. As of September 26, 2021, repurchases under this authorization totaled $84.9 million (excluding commissions) and $16.2 million remained. Our Board of Directors has authorized us to purchase shares from time to time, subject to market conditions and other factors. There is no expiration date with respect to this authorization. There have been no purchases under this authorization since 2016.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 3, 2021	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)