Form 10-K
period 2021-12-26
NEW YORK TIMES CO
filed 2022-02-23
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2021
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 25, 2021, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $7.3 billion. As of such date, non-affiliates held 34,341 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 17, 2022 (exclusive of treasury shares) was as follows: 166,751,793 shares of Class A Common Stock and 781,724 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be held on April 27, 2022, are incorporated by reference into Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Item 1 — Business,” “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in “Item 1A — Risk Factors” below, as well as other risks and factors identified from time to time in our Securities and Exchange Commission (“SEC”) filings. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS
OVERVIEW
The New York Times Company (the “Company”) was incorporated on August 26, 1896, under the laws of the State of New York. The Company and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as “we,” “our” and “us.”
We are a global media organization focused on creating, collecting and distributing high-quality news and information that helps our audience understand and engage with the world. We believe that The Times’s original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from other news organizations and is at the heart of what makes our journalism worth paying for. The quality of our coverage has been widely recognized with many industry and peer accolades, including 132 Pulitzer Prizes and citations, more than any other news organization.
The Company includes our digital and print products and related businesses, including:
•our core news product, The New York Times (“The Times”), which is available on our mobile applications, on our website (NYTimes.com) and as a printed newspaper, and associated content such as our podcasts;
•our other interest-specific products, including Games, Cooking and Audm (our read-aloud audio service), which are available on mobile applications and websites; Wirecutter, our online review and recommendation product; and, following our acquisition of The Athletic Media Company on February 1, 2022 (as further described below), The Athletic; and
•our related businesses, such as our licensing operations; our commercial printing operations; our live events business; and other products and services under The Times brand.
On February 1, 2022, we completed the acquisition of The Athletic Media Company (“The Athletic”), a global digital subscription-based sports media business that provides national and local coverage of more than 200 clubs and teams in the United States and around the world.
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games, Cooking, Audm and Wirecutter products) and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Revenue information for the Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
THE NEW YORK TIMES COMPANY – P. 1

We believe that the significant growth in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. As of December 26, 2021, approximately 7.6 million subscribers had purchased approximately 8.8 million paid subscriptions across our products, more than at any point in our history. Our non-news products Games and Cooking each crossed one million subscriptions just before the end of 2021.
In early 2019, we established a goal of reaching 10 million subscriptions by 2025, a target we have now surpassed with the acquisition of The Athletic in 2022. In February 2022, we announced a new target: at least 15 million total subscribers by year-end 2027.
During 2021, we continued to make significant investments in our journalism and our digital product experience as well as in the back-end technology and underlying capabilities that allow users to seamlessly move among various devices and products. The Times continued to break stories, produce investigative reports and help our audience understand a wide range of topics, including the coronavirus (Covid-19) pandemic and its many reverberations, the intersection of race and culture in America, and the varied effects of climate change. In addition, we continue to innovate advertising offerings that integrate well with the user experience, including solutions that use proprietary first-party data — rather than third-party data — to generate predictive insights and help inform our clients’ advertising strategies while leveraging our audiences in privacy-forward ways, as well as our audio advertising offerings. We also expanded subscriptions to our non-news products by launching a subscription option to our Wirecutter product during the third quarter of 2021.
In January 2022, we acquired Wordle, a popular digital word game, to join our Games portfolio.
The global Covid-19 pandemic, efforts to contain it and the resulting economic disruptions have impacted and may further impact our business in various ways. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
PRODUCTS
The Company’s principal business consists of distributing content through our digital and print platforms. In addition, we distribute selected content on third-party platforms.
Since 2011, we have charged consumers for content provided on our core news website (NYTimes.com) and mobile applications. Digital subscriptions can be purchased by individual consumers or as part of group education or group corporate subscriptions. Our core news access model generally offers users who have registered free access to a limited number of articles before requiring users to subscribe for access to additional content. We have made the choice at times to suspend limits on registered users’ free access to particularly important coverage.
In addition to subscriptions to our digital news product, we offer an All Digital Access subscription package that includes bundled access to our news website and mobile application, Games, Cooking and Wirecutter products. We also offer standalone subscriptions to our Games, Cooking, Audm and Wirecutter products, and effective February 1, 2022, The Athletic. Our access model for our Games, Cooking and Wirecutter products generally offers users who have registered free access to limited pieces of content before requiring users to subscribe for access to additional content.
Our products also include podcasts, which are distributed both on our digital platforms and on third-party platforms. We generate advertising and licensing revenue from this content.
The Times’s print edition newspaper, published seven days a week in the United States, commenced publication in 1851. The Times also has an international edition that is tailored for global audiences. First published in 2013, the international edition succeeded the International Herald Tribune, a leading daily newspaper that commenced publishing in Paris in 1887. Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (primarily by schools and hotels) and single-copy sales. Print home-delivery subscribers are entitled to receive free access to our digital news, Games, Cooking and Wirecutter products.
P. 2 – THE NEW YORK TIMES COMPANY

SUBSCRIBERS, SUBSCRIPTIONS AND AUDIENCE
Our content reaches a broad audience through both digital and print platforms. As of December 26, 2021, approximately 7.6 million subscribers had purchased approximately 8,789,000 paid subscriptions across 236 countries and territories to our digital and print products. As of December 31, 2021, The Athletic, which we acquired on February 1, 2022, had approximately 1.2 million subscribers.
Paid digital-only subscriptions totaled approximately 8,005,000 as of December 26, 2021, an increase of approximately 19% compared with December 27, 2020. This amount includes standalone paid subscriptions to our Games, Cooking, Audm and Wirecutter products. International digital-only news subscriptions represented approximately 18% of our digital-only news subscriptions as of December 26, 2021.
The number of paid digital-only subscriptions also includes estimated group education and group corporate subscriptions (which collectively represent approximately 5% of total paid digital subscriptions to our news products). The numbers of paid group subscriptions and subscribers are derived using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group sales is substantially higher.
According to comScore Media Metrix, an online audience measurement service, in 2021, NYTimes.com had a monthly average of approximately 90 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, NYTimes.com had a monthly average of approximately 125 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the six-month period ended September 30, 2021, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 26, 2021, The Times’s average print circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 343,000 for weekday (Monday to Friday) and 820,000 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
Average circulation for the international edition of our newspaper (which includes paid circulation of the newspaper in print and electronic replica editions) for the fiscal years ended December 26, 2021, and December 27, 2020, was approximately 91,100 (estimated) and 104,800, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most newspapers and magazines in France. For 2020, this guidance excludes data from March through June 2020 in the calculation of the annual average. The final 2021 figure will not be available until April 2022.
THE NEW YORK TIMES COMPANY – P. 3

ADVERTISING
We have a comprehensive portfolio of advertising products and services. Advertising revenue is principally from advertisers (such as technology, luxury goods and financial companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads.
The majority of our advertising revenue is derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party advertising exchanges.
Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising includes direct-sold website, mobile application, podcast, email and video advertisements. Our digital advertising offerings include solutions that use proprietary first-party data — rather than third-party data — to generate predictive insights and help inform our clients’ advertising strategies while leveraging our audiences in privacy-forward ways. Other digital advertising includes advertising revenues generated by open-market programmatic advertising, creative services associated with branded content, advertisements appearing on our Wirecutter product and classified advertising. In 2021, digital advertising represented approximately 62% of our advertising revenues.
At the time of its acquisition, The Athletic had a limited advertising business, consisting primarily of podcast advertising. We expect to develop a broader set of advertising products and services for the site over time.
Print advertising for The Times includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts. Column-inch ads are priced according to established rates, with premiums for color and positioning, and classified advertising is paid for on a per-line basis. The Times newspaper had the largest market share in 2021 in print advertising among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume. In 2021, print advertising represented approximately 38% of our advertising revenues.
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.
COMPETITION
We face a market undergoing profound transformation and significant competition in all aspects of our business. We compete for audience, subscribers, and advertising against a wide variety of digital and print media companies, including digital and traditional print content providers, news aggregators, search engines, social media platforms and streaming services, any of which might attract audiences and/or advertisers to their platforms and away from ours. Our news product most directly competes for audience, subscriptions and advertising with other U.S. and global news and information digital and print products, including The Washington Post, The Wall Street Journal, CNN, BBC News, Vox, The Guardian and Financial Times. Our digital news product also competes with customized news feeds, news aggregators and social media products of companies such as Apple, Alphabet, Meta Platforms and Twitter. Our other digital products compete with comparable content providers, as well as other digital media of general interest. In addition, we compete for advertising on digital advertising networks and exchanges with real-time bidding and other programmatic buying channels.
Competition for subscription revenue and audience is generally based upon content breadth, depth, originality, quality and timeliness; product experience; format; price and access model; visibility on search engines and social media platforms and in mobile application stores; and service, while competition for advertising is generally based upon audience levels and demographics, advertising rates, service, targeting capabilities, advertising results and breadth of advertising offerings. We believe that The Times’s original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and is at the heart of what makes our journalism worth paying for, and we believe our journalism attracts valuable audiences providing a safe and trusted platform for advertisers’ brands.
P. 4 – THE NEW YORK TIMES COMPANY

OTHER BUSINESSES
We also derive revenue from other businesses, which primarily include:
•The Company’s licensing of our intellectual property. Our licensing division transmits articles, graphics and photographs from The Times and other publications to over 1,500 clients, including newspapers, magazines and websites in over 95 countries and territories worldwide. The licensing division also handles digital archive distribution, which licenses electronic databases to resellers in the business, professional and library markets; magazine licensing; news digests; book development; and rights and permissions. In addition, the Company licenses select content to third-party digital platforms for access by their users. Finally, the Company licenses content for use in, and collaborates with third parties in the development and production of, television and films;
•In addition to advertising and subscription revenue, our Wirecutter product generates affiliate referral revenue (revenue generated by offering direct links to merchants in exchange for a portion of the sale price upon completion of a transaction);
•The Company’s commercial printing operations, which utilize excess capacity at our facility in College Point, N.Y., to print and distribute products for third parties; and
•The Company’s live events business, which hosts physical and virtual live events to connect audiences with our journalists and outside thought leaders, and is monetized through sponsorship and advertising.
PRINT PRODUCTION AND DISTRIBUTION
The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 24 remote print sites across the United States. We also utilize excess capacity at our College Point facility for commercial printing and distribution for third parties. The Times is delivered in the New York metropolitan area through a combination of our own drivers and agreements with other newspapers and third-party delivery agents. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.
The international edition of The Times is printed under contract at 28 sites throughout the world and is sold in over 85 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
RAW MATERIALS
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a large global manufacturer of paper, market pulp and wood products.
In 2021 and 2020, we used the following types and quantities of paper:

(In metric tons)	2021	2020
Newsprint(1)	63,600	71,600
Coated and Supercalendered Paper(2)	9,800	10,200
(1) Newsprint usage includes paper used for commercial printing.

(2) The Times uses a mix of coated and supercalendered paper for The New York Times Magazine, and coated paper for T: The New York
Times Style Magazine.
THE NEW YORK TIMES COMPANY – P. 5

HUMAN CAPITAL
The talented employees who make up our inclusive workplace are vital to the continued success of our mission and business and central to our long-term strategy. In order to attract, develop and maximize the contributions of world-class talent, we are working to create a rewarding employee experience in a variety of ways, including building a more diverse, equitable and inclusive workplace; developing and promoting talent; providing equitable and competitive compensation and benefits (total rewards); and supporting employees’ health, safety and well-being.
Building a more diverse, equitable and inclusive workplace
Each year since 2017, we have prepared an in-depth report on diversity and inclusion at The Times to promote accountability over time. Steps to advance our diversity, equity and inclusion goals include:
•Investing in dedicated resources. In 2021, we continued to build out a dedicated team to lead and support our diversity, equity and inclusion initiatives.
•Adopting policies, processes and guidelines to promote an equitable and respectful organizational culture. This includes a rigorous and transparent process for investigating workplace complaints and concerns, as well as ongoing efforts to codify and promote behavioral expectations for employees working at The Times on how to approach their work, and engage with, manage and lead each other.
•Focusing on pay equity. Every two years, including in 2021, we conduct a pay-equity study, an in-depth review of our compensation practices conducted with an outside expert to identify, assess and rectify any inconsistencies in pay. We analyze average differences across race and gender of people performing similar work, taking into account factors that explain legitimate differences in pay, such as tenure and performance, and also perform a thorough analysis of individual pay.
•Investing in diversifying the employee pipeline. We are creating and expanding programs like The New York Times Fellowship Program (a one-year work program for up-and-coming journalists), hosting an annual Student Journalism Institute for journalists of color, and supporting many outside organizations dedicated to increasing diversity in journalism, technology and media.
•Evolving opportunities for identity-based connection. We currently have 13 active employee resource groups providing opportunities for employees with a shared identity to support each other and serving as a forum through which to develop leadership and management skills.
Developing and promoting talent
We recognize the importance of creating opportunities for employees to evolve and succeed, at every level.
Identifying and putting in place effective executive leadership is critically important to our success. Our Board of Directors works with senior management to ensure that strategic plans are in place for both short- and long-term executive succession. The Board conducts an annual detailed review of the Company’s leadership pipeline and succession plans for key senior leadership roles.
We also value ongoing development and continuous learning, and strive to support and provide enriching opportunities to our employees. We have made significant investments to bolster role-based and professional development learning and skill building to further meet the needs of our workforce.
Providing equitable and competitive total rewards
Talent – including our employees and those we seek to hire – is in high demand, particularly journalists and people working in digital product development disciplines.
We offer comprehensive total rewards, which are designed to meet the needs of our current and future employees; support the Company’s strategic goals, mission and values; drive a high-performance culture; and offer competitive and equitable pay. In line with our business goals, our total rewards philosophy links compensation to achieving sustained high performance. Along with the compensation and benefits we provide, our reputation, workplace culture, and focus on equity and inclusion are all factors that help us attract and retain highly skilled people of diverse backgrounds.
P. 6 – THE NEW YORK TIMES COMPANY

Supporting employees’ health, safety and well-being
Our employees’ well-being is vital to our success, and their physical and mental health, safety and work-life balance are a top priority. We have invested in programs that help support their day-to-day wellness needs and goals including, but not limited to: access to licensed professional counselors, health coaching and advocacy services, fitness resources, child and elder care help, and more.
As a result of the Covid-19 pandemic, the vast majority of our employees continue to work remotely. During 2021, we continued and broadened some of the benefits we introduced in the early stages of the pandemic that were designed to support employees during an extended period of working from home, including dependent care relief, office-supply reimbursement, ergonomic resources, and mental health and wellness support. We also continue to evolve our remote and distributed work policies and practices. These include protocols to protect the health and safety of our employees, including those who do not work remotely, such as those who are working in our offices, our journalists in the field and employees working in our College Point, N.Y., printing and distribution facility.
We also continue to adapt to ever-changing workplace and workforce dynamics, and plan to transition to a hybrid work model with employees working both from our offices and remotely. We are focused on building capabilities to support a variety of work styles where individuals, teams, and our business can be successful.
Workforce Demographics
We had approximately 5,000 full-time equivalent employees as of December 26, 2021, which includes more than 2,000 involved in our journalism operation.
Approximately 38% of our full-time equivalent employees were represented by unions as of December 26, 2021. In addition, some of our technology employees are seeking to form a union. The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. As indicated below, one collective bargaining agreement, under which approximately 26% of our full-time equivalent employees are covered, has expired and negotiations for a new contract are ongoing. Additionally, as indicated below, one collective bargaining agreement, under which less than 1% of our full-time equivalent employees are covered, will expire within one year and we expect negotiations for a new contract to begin in the near future. We cannot predict the timing or the outcome of these negotiations.

Employee Category	Expiration Date
NewsGuild of New York (The New York Times)	March 30, 2021
Machinists	March 30, 2022
Mailers	March 30, 2023
Voice Actors	October 31, 2023
NewsGuild of New York (Wirecutter)	February 28, 2024
Drivers	March 30, 2025
Typographers	March 30, 2025
Paperhandlers	March 30, 2026
Pressmen	March 30, 2026
Stereotypers	March 30, 2026

THE NEW YORK TIMES COMPANY – P. 7

AVAILABLE INFORMATION
We maintain a corporate website at http://www.nytco.com, and we encourage investors and other interested persons to use it as a way of easily finding information about us. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on this website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. In addition, we may periodically make announcements or disclose important information for investors on this website, including press releases or news regarding our financial performance and other items that may be material or of interest to our investors. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on this website. We have included our website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this filing.
P. 8 – THE NEW YORK TIMES COMPANY

ITEM 1A. RISK FACTORS
This section highlights specific risks that could affect us and our businesses. You should carefully consider each of the following risks, as well as the other information included in this Annual Report on Form 10-K. Our business, financial condition, results of operations and/or the price of our publicly traded securities could be materially adversely affected by any or all of these risks, or by other risks or uncertainties not presently known or currently deemed immaterial, that may adversely affect us in the future.
Risks Related to Our Business and Industry
We face a market undergoing profound transformation and significant competition in all aspects of our business.
Our industry is transforming as consumer demand transitions from traditional media — such as print newspapers — to digital, resulting in rapid changes in consumer behavior, advertiser behavior, talent behavior and competitive boundaries. The future structure of our industry remains unpredictable, leading to significant opportunity and uncertainty for our business and our competitors.
We operate in a highly competitive environment. We compete for audience share and subscribers, as well as subscription revenue, advertising revenue, and other revenues such as licensing and affiliate referral revenues. Our competitors include content providers and distributors, as well as news aggregators, search engines and social media platforms. Competition among these companies is robust, and new competitors can quickly emerge.
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
•our ability to attract, retain, and motivate talented employees, including journalists and people working in digital product development disciplines, among others, who are in high demand;
•our ability to provide advertisers with a compelling return on their investments; and
•our ability to manage and grow our business in a cost-effective manner.
Some of our current and potential competitors have greater resources than we do, which may allow them to compete more effectively than us. In addition, several of the companies that have competing digital news destinations, subscriptions and other products, such as Apple and Alphabet, also control some of the primary environments in which we develop relationships with new users and market and sell subscriptions to our products, and therefore can affect our ability to compete effectively. Some of these companies encourage their large audiences to consume our content within their products, impacting our ability to attract, engage and monetize users directly.
THE NEW YORK TIMES COMPANY – P. 9

Our ability to grow the size and profitability of our subscriber base depends on many factors, both within and beyond our control, and a failure to do so could adversely affect our results of operations and business.
Revenue from subscriptions to our digital and print products makes up a majority of our total revenue. Our future growth and profitability depend upon our ability to retain, grow and effectively monetize our audience and digital subscriber base in the United States and abroad. We have invested and will continue to invest significant resources in our efforts to do so, but there is no assurance that we will be able to successfully grow our subscriber base in line with our expectations, or that we will be able to do so without taking steps such as adjusting our pricing or incurring subscription acquisition costs that could adversely affect our subscription revenues, margin and/or profitability.
Our ability to attract and grow our digital subscriber base depends on the size of our audience and its sustained engagement directly with our products, including the breadth, depth and frequency of use. The size and engagement of our audience is dependent on many factors both within and beyond our control, including significant news events, user sentiment about the quality of our content and products in comparison to our competitors, the free access we provide to our content, and our ability to successfully manage changes implemented by search engines that affect the visibility of our content, among other factors. If users become less engaged with our products, they may be less likely to subscribe.
We have set a goal to reach 15 million subscribers by the end of 2027 (from approximately 7.6 million as of year-end 2021) based on our historical performance, as well as internal and external research on the market of adults globally who are paying — or are willing to pay — for English-language news, sports information, puzzles, recipes, expert shopping advice and/or podcasting. The actual size and speed of development of this market, as well as our ability to penetrate this market to grow our subscriber base, are uncertain. Consumers’ willingness to subscribe to our products may depend on a variety of factors, including subscriber engagement, our subscription and pricing model, our ability to adapt to varied and changing consumer expectations, general economic conditions and their potential impact on consumer discretionary spending, and our marketing expenditures and effectiveness, as well as other factors within and outside our control. We may also face additional challenges in expanding our subscriber base to new audiences within and outside of the United States, which is part of our strategy, and the growth of our business could be harmed if our expansion efforts do not succeed. For example, although we have a significant number of users outside of the United States, we could be at a disadvantage compared with local and multinational competitors who may devote more resources to local or regional coverage than we do. Additionally, with our acquisition of The Athletic, we will need to appeal to a new and different subscriber base that currently has modest overlap with the subscriber base of our other products. Our continued expansion will depend on our ability to adapt, on a cost-effective basis, our content, products, pricing and marketing for global audiences. This will include adapting to differences in content preferences; product-feature preferences; culture; language; and market dynamics such as user behavior, spending capability and payment processing systems. As we grow larger and increase our subscriber base, we expect it will become increasingly difficult to maintain our rate of growth.
We must also manage the rate at which subscribers cancel their subscriptions to our products — what we refer to as our “churn.” Subscription cancellations are caused by many and varied reasons, including subscribers’ perception that they do not engage with our content sufficiently, the end of promotional pricing or in response to increases or other adjustments we may implement from time to time in our subscription pricing, changes in local credit card regulations and broader consumer protection regulations, and the expiration of subscribers’ credit cards; they may also be facilitated by the rollout of certain new account management features like the ability to cancel a subscription online. As we adjust our access model to encourage users who may spend less time with our products to subscribe, new subscriber cohorts may not retain at the same rate as prior cohorts of subscribers.
The future growth of our business and profitability also depend on our ability to successfully monetize our subscriber relationships and maintain attractive unit economics. We are investing in efforts to encourage subscribers to use and pay for multiple products, primarily through our multi-product package (“bundle”), but there can be no assurance that such efforts will be successful. We have also implemented and may continue to implement changes in our pricing model, such as price increases, that could have an adverse impact on our ability to attract, engage and retain subscribers.
Print subscriptions continue to decline as the media industry has transitioned from being primarily print-focused to digital and we do not expect this trend to reverse. As print subscriptions fall, we may be unable to slow the resulting print revenue declines with revenue from home-delivery price increases. In addition, if we are unable to
P. 10 – THE NEW YORK TIMES COMPANY

offset and ultimately replace continued print subscription revenue declines with other sources of revenue, such as digital subscriptions, our operating results will be adversely affected.
Our ability to manage and grow the size and profitability of our subscriber base is dependent on metrics that are subject to inherent challenges in measurement.
We rely on certain metrics, such as subscriptions, subscribers, average revenue per subscriber and registered users, which we use to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data as well as information we receive from our business affiliates, and are subject to inherent challenges in measurement. For example, there may be individuals who have multiple Times subscriptions or registrations, which we treat as multiple subscribers or registrations, as well as single subscriptions and registrations that are used by more than one person. Accordingly, the calculations of our subscribers and registered users may not reflect the actual number of people using our products. The accuracy of our metrics also depends on accurate reporting by third parties such as Apple and Alphabet, as some of our subscribers purchase their subscriptions through these intermediaries. Inaccuracies in these metrics may affect our understanding of certain details of our business, which could result in incorrect business decisions and/or affect our longer-term strategies. In addition, as our tools for measuring these metrics evolve, the methodologies for tracking may change over time, which could result in unexpected changes to our metrics. Real or perceived material inaccuracies in these metrics could harm our reputation, subject us to legal or regulatory actions and/or adversely affect our operating and financial results.
Our success depends on our ability to improve and scale our technical and data infrastructure and respond and adapt to changes in technology and consumer behavior.
Our ability to attract and retain our users is dependent upon the reliable performance and increasing capabilities of our products and our underlying technical and data infrastructure. As we invest in our array of products and our digital business grows in size, scope and complexity, we must continue to invest in maintaining, integrating, improving and scaling our technical infrastructure. Our failure to do so effectively, or any significant disruption in our service, could damage our reputation, result in a potential loss or ineffective monetization of users, and adversely affect our financial results.
The continuing rapid evolution of technology in the media industry and changes in the preferences and expectations of consumers also pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:
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
•the consumption of our content on delivery platforms of third parties may lead to limitations on monetization of our products, the loss of control over distribution of our content and of a direct relationship with our audience, and lower engagement and subscription rates;
•consumers may increasingly use technology that decreases our ability to enforce limits on the free access we provide to our content and/or obtain useful information with respect to the behavior of users who engage with our products; and
•we may fail to successfully adapt our digital products to meet changing consumer preferences and expectations regarding privacy and security.
We continue to invest significant resources to mitigate these potential risks and to build, maintain and evolve our products, data and technology infrastructure. These investments may adversely impact our operating results in the near term and there can be no assurance as to our ability to use new and existing technologies to distinguish our products and services from those of our competitors, develop in a timely manner compelling new products and services that engage users, or sufficiently improve and scale our technical infrastructure and prevent disruptions in our service. If we are not successful in adapting our technical and data infrastructure and responding to changes in technology and consumer behavior, our business, financial condition and prospects may be adversely affected.
THE NEW YORK TIMES COMPANY – P. 11

Our advertising revenues are affected by numerous factors, including economic conditions, market dynamics, evolving digital advertising trends and the evolution of our strategy.
We derive substantial revenues from the sale of advertising in our products. Advertising spending is sensitive to overall economic conditions, and our advertising revenues could be adversely affected if advertisers respond to weak or uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Worldwide economic conditions in the aftermath of the Covid-19 pandemic, including supply chain disruptions and inflationary pressures, may materially adversely affect our advertising revenues.
As the digital advertising market continues to evolve, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow digital audiences, collect and leverage data, and demonstrate the value of our advertising and the effectiveness of our products to advertisers. In determining whether to buy advertising with us, our advertisers consider the demand for our products, demographics of our audience, advertising rates, results observed by advertisers, breadth and perceived effectiveness of advertising offerings and alternative advertising options.
Large digital platforms, such as Meta Platforms, Alphabet and Amazon, which have greater audience reach, audience data and targeting capabilities than we do, command a large share of the digital display advertising market, and we anticipate that this will continue. The remaining market is subject to significant competition among publishers and other content providers, and audience fragmentation. These dynamics have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates.
Additionally, digital advertising networks and exchanges with real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale also play a significant role in the marketplace and represent another competitive threat. They have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers, especially during periods of economic downturn.
The evolving standards for delivery of digital advertising, as well as the development and implementation of technology, regulations, policies and practices that adversely affect our ability to deliver, target or measure the effectiveness of advertising (such as blocking the display of advertising, the phase-out of browser support for third-party cookies and of mobile operating systems for advertising identifiers), may also adversely affect our advertising revenues if we are unable to develop effective solutions to mitigate their impact.
Additionally, our digital advertising offerings also now include products that use proprietary first-party data — rather than third-party data — to generate predictive insights and help inform our clients’ advertising strategies. Our ability to quickly and effectively evolve these products; the volume, quality, and price of competitive products; and continued changes to industry regulation all have the potential to impact the success of this strategy.
We have also taken further steps intended to improve our users’ experiences and retain and grow our subscriber base. For example, in order to improve users’ experiences, we ceased presenting open-market programmatic advertising in our iOS and Android mobile applications. While these changes may result in long-term benefits for our advertising revenue, they have reduced and may further reduce the inventory for some of our digital advertising products and may otherwise impact advertising revenues.
Our digital advertising operations also rely on a small number of significant technologies (particularly Alphabet’s ad manager) which, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could have an adverse impact on our advertising revenues, operating costs and/or operating results.
Although print advertising revenue continues to represent a significant portion of our total advertising revenue (approximately 38% of our total advertising revenues in 2021), the overall proportion continues to decline and we do not expect this trend to reverse. This trend was further accelerated by the impact of the Covid-19 pandemic and efforts to contain it on some of our traditional print advertisers, such as entertainment and retail. A further decline in the economic prospects of these and other advertisers could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may reduce the Company’s print and overall advertising revenue.
P. 12 – THE NEW YORK TIMES COMPANY

Our brand and reputation are key assets of the Company. Negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
We believe The New York Times brand is a powerful and trusted brand with an excellent reputation for high-quality independent journalism and content, and this brand is a key element of our business. Our brand might be damaged by incidents that erode consumer trust (such as negative publicity), a perception that our journalism is unreliable or a decline in the perceived value of independent journalism or general trust in the media, which may be in part as a result of changing political and cultural environments in the United States and abroad or active campaigns by domestic and international political and commercial actors. We may introduce new products or services that users do not like and that may negatively affect our brand. We also may fail to provide adequate customer service, which could erode confidence in our brand. Our brand and reputation could also be adversely impacted by negative claims or publicity regarding the Company or its operations, products, employees, practices (including social and environmental practices) or business affiliates (including advertisers); as well as our potential inability to adequately respond to such negative claims or publicity, even if such claims are untrue. Our reputation could also be damaged by failures of third-party vendors we rely on in many contexts. We are investing in defining and enhancing our brand. These investments are considerable and may not be successful. To the extent our brand and reputation are damaged, our ability to attract and retain readers, subscribers, advertisers and/or employees could be adversely affected, which could in turn have an adverse impact on our business, revenues and operating results.
The continuing impact of the Covid-19 pandemic is difficult to predict and creates considerable uncertainty for our business.
The global Covid-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets and business practices. The pandemic, efforts to contain it, and the resulting disruptions have impacted our business in various ways. There is substantial uncertainty as to the nature and degree of the continued effects of the pandemic over time.
For example, during 2020 we experienced significant growth in the number of subscriptions to our digital news and other products, which we believe was attributable in part to an increase in traffic given the news environment and as a result of the pandemic. The rate of digital subscription growth moderated in 2021, although it was our second-best year for net subscription additions, and we do not expect the 2020 growth rate to be indicative of results for future periods. The growth in subscriptions to our products during the pandemic may also in part reflect changes in how our users spend their time during the pandemic, and our ability to attract and retain subscribers may continue to be impacted by patterns of behavior influenced by the course of the pandemic. In addition, revenues from the single-copy and bulk sales of our print newspaper have been, and we expect will continue to be, adversely affected as a result of continued increased levels of remote working and reductions in travel.
The worldwide economic slowdown caused by the pandemic led to a significant decline in our advertising revenues in 2020 as advertisers reduced their spending. While we experienced significantly increased demand for advertising in 2021, particularly with respect to digital advertising as the broader advertising market recovered, there is no assurance that this recovery will be sustained, and developments related to the pandemic such as global supply chain disruptions and labor shortages, among others, could adversely impact our advertising revenues in the future if our advertisers were to reduce their advertising spend as a result. We expect reduced print advertising spending by businesses that continue to be negatively impacted by the pandemic, along with secular trends, to continue to adversely affect our print advertising revenues, and some of our print advertising revenues may not return to pre-pandemic levels. In addition, the pandemic and attempts to contain it have resulted in the postponement and cancellation of live events, and while this impact moderated in 2021, this continues to adversely affect our revenues from live events and related services.
As a result of the ongoing pandemic, we altered certain aspects of our operations and the vast majority of our employees continue to work remotely. Remote work may heighten operational risk (including cybersecurity risk), result in a decline in productivity or otherwise negatively affect our ability to manage the business. In addition, if a significant portion of our workforce is unable to work due to illness, power outages, connectivity issues or other causes that impact our employees’ ability to work remotely, our operations may be negatively impacted. We will continue to actively monitor these other comparable issues raised by the pandemic and may take further actions that alter our business operations as may be required or that we determine are appropriate. It is not clear what effects any such alterations or modifications may have on our business and financial results.
THE NEW YORK TIMES COMPANY – P. 13

The Times newspaper is printed at our production and distribution facility in College Point, N.Y., as well as under contract at remote print sites, and significant operational disruptions at these facilities, or at our newsprint suppliers or print and distribution partners, could adversely affect our operating results. If a significant percentage of our College Point employees were unable to work as a result of the pandemic or because of vaccination mandates, our ability to print and distribute the newspaper and other commercial print products in the New York area could be negatively affected. To the extent our newsprint suppliers or print and distribution partners are further affected by financial pressures, labor shortages, supply chain issues or other circumstances relating to Covid-19 that lead to reduced operations or consolidations or closures of print sites and/or distribution routes, this could lead to an increase in costs to print and distribute our newspapers and/or a decrease in revenues if printing and distribution are disrupted.
The future impact that the Covid-19 pandemic will have on our business, operations and financial results is uncertain and will depend on numerous evolving factors and future developments that we are not able to reliably predict or mitigate, including the extent of variants and resurgences; the effect of ongoing vaccination and mitigation efforts; the impact of the pandemic on economic conditions and the companies with which we do business, including our advertisers; governmental, business and other’s actions in response to the pandemic; and changes in consumer behavior as a result of the pandemic, among many other factors. It is also possible that the Covid-19 pandemic may accelerate or worsen the other risks discussed in this section.
The international scope of our business exposes us to economic, geopolitical and other risks inherent in foreign operations.
We have news bureaus and other offices around the world, and our digital and print products are generally offered globally. We are focused on further expanding the international scope of our business and face the inherent risks associated with doing business abroad, including:
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
•providing for the safety and security of our journalists and other employees and affiliates;
•potential economic, legal, political or social uncertainty and volatility in local or global market conditions or catastrophic events (e.g., a natural disaster, an act of terrorism, a pandemic (such as the Covid-19 pandemic), epidemic or outbreak of a disease or severe weather) that could adversely affect the companies with which we do business, cause changes in discretionary spending, restrict our journalists’ travel or otherwise adversely impact our operations and business;
•navigating local customs and practices;
•protecting and enforcing our intellectual property and other rights under varying legal regimes;
•complying with international laws and regulations, including those governing intellectual property, libel and defamation, labor and employment, tax, payment processing, consumer privacy and the collection, use, retention, sharing and security of consumer and staff data;
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
P. 14 – THE NEW YORK TIMES COMPANY

Attracting and maintaining a talented and diverse workforce, which is vital to our success, is increasingly challenging and costly; failure to do so could have a negative impact on our competitive position, reputation, business, financial condition and results of operations.
Our ability to attract, develop and maximize the contributions of world-class talent, and to create the conditions for our people to do their best work, is vital to the continued success of our mission and business and central to our long-term strategy. Talent is in high demand, particularly journalists and people working in digital product development disciplines. Our employees and individuals we seek to hire are highly sought after by our competitors and other companies, some of which have greater resources than we have and may offer compensation packages that are perceived to be better than ours. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs.
Our continued ability to attract and retain highly skilled talent from diverse backgrounds for all areas of our organization depends on many factors, including our reputation; workplace culture; progress with respect to diversity, equity and inclusion efforts; and the compensation and benefits we provide. Employee-related costs are our main operating costs, and these costs have increased in recent years as we have invested in our business and competed for talent, and may further increase. Stock-based compensation is an increasing component of our overall compensation costs, and if the perceived value of our equity awards relative to our competitors declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects, that may adversely affect our ability to recruit and retain talent. We must also continue to adapt to ever-changing workplace and workforce dynamics and other changes in the business and cultural landscape. We plan to transition to a hybrid work model, with employees working both from our offices and remotely, which may challenge our corporate culture, make us undesirable to talent that prefers different working arrangements, pressure our operations and introduce additional costs as we invest in our offices and technological improvements to support hybrid work. Failing to adapt effectively to these changes or to otherwise meet workforce expectations could impact our ability to compete effectively (including for talent) or have an adverse impact on our corporate culture or operations. Effective succession planning is also important to our long-term success, and a failure to effectively ensure the transfer of knowledge and train and integrate new employees could hinder our strategic planning and execution. If we are unable to attract and maintain a talented and diverse workforce, it would negatively disrupt our operations and our ability to complete ongoing projects; would impact our competitive position and reputation; and could adversely affect our business, financial condition or results of operations.
A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to further restrict our ability to maximize the efficiency of our operations.
Approximately 38% of our full-time equivalent employees were represented by unions as of December 26, 2021, including certain employees at Wirecutter who formed a union in 2019. As a result, we are required to negotiate the wages, benefits and other terms and conditions of employment with many of our employees collectively. In addition, some of our technology employees are seeking to form a union. Our business and results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations, or if a larger percentage of our employees were to unionize. If we are unable to negotiate labor contracts on reasonable terms, or if we were to experience significant labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired. Labor unrest or campaigns by labor organizations have resulted in and may continue to result in negative publicity, which can adversely impact our reputation and our ability to recruit, retain and motivate talent, as well as divert management’s attention and resources. In addition, our ability to make adjustments to control compensation and benefits costs, change our strategy or otherwise adapt to changing business needs may be further limited by the terms and duration of our collective bargaining agreements.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged libel or defamation and employment-related matters, as well as regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 18 of the Notes to the Consolidated Financial Statements regarding certain matters. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings
THE NEW YORK TIMES COMPANY – P. 15

can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, harm to our reputation, and other factors.
Risks Related to Acquisitions, Divestitures and Investments
We incurred substantial costs in our recent acquisitions of The Athletic, and our future investments in connection with the acquisition may prove costlier than we anticipate. As a result, we may not realize the expected benefits as and when we have forecasted or at all.
We completed the acquisition of The Athletic, a global digital subscription-based sports media business, on February 1, 2022 for an all-cash price of approximately $550 million, subject to customary closing adjustments. We also incurred significant non-recurring expenses in connection with this acquisition, including legal, accounting, financial advisory, integration planning and other expenses. We intend to invest additional amounts in an effort to scale The Athletic’s subscriptions business, build its advertising business and make The Athletic, which operated at a loss prior to the acquisition, accretive to our overall profitability.
In addition, while we intend to operate The Athletic as a standalone product, we expect that it will still require significant attention and resources from our management team and others working on the transition. This will include the implementation of public company policies and procedures, including effective internal control over financial reporting and disclosure controls and procedures, legal standards and compliance and information security practices. Devoting resources to this integration of The Athletic into the Company means that these resources will be redeployed to varying degrees from their normal day-to-day activities. This could impair our effectiveness and efficiency and may have an adverse impact on our financial condition or results of operations.
The success of The Athletic acquisition will depend, in part, on our ability to apply our subscription, advertising, marketing and operational expertise to help scale their growth in a profitable, efficient and effective manner. We may not be able to manage The Athletic successfully, or doing so may be costlier than we anticipate, and we may experience difficulty in realizing the expected benefits of this acquisition. Potential difficulties that may be encountered may include the loss of key employees, unknown liabilities, unforeseen expenses and/or other complexities associated with the integration.
We may fail to meet our publicly announced guidance about the impact of The Athletic on our business and future operating results, which would cause our stock price to decline.
Our publicly announced guidance and expectations with respect to the impact of The Athletic acquisition on our revenue growth and operating results are based on forecasts prepared by our management. Forecasts are based upon a number of assumptions and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and/or are based upon specific assumptions with respect to future business decisions, which may change. While all guidance is necessarily speculative in nature, guidance relating to the anticipated results of operations of a recently acquired business is inherently more speculative in nature than other guidance as management will, necessarily, be less familiar with the business, procedures and operations of the recently acquired business. It is possible that some or all of our assumptions regarding The Athletic underlying any guidance furnished by us may turn out not to be correct and actual results may vary significantly from our guidance.
Our business will be impacted by risks applicable to The Athletic.
While we intend to operate The Athletic as a standalone product, its results will be consolidated with ours and accordingly, from the completion of the acquisition, our results are subject to risks and uncertainties affecting its business. These risks include many of the risks outlined elsewhere in these risk factors, as well as others. In our review of The Athletic in connection with the acquisition, we may have failed to identify or fully prepare for all of the problems, liabilities or other shortcomings or challenges facing the business, including issues related to intellectual property, privacy, data protection, information security practices, regulatory compliance practices and tax and employment practices. To the extent unexpected liabilities arise, our recourse to the former owners of The Athletic will be limited and our remedies under customary representation and warranty insurance we obtained in connection with the acquisition may not be adequate to offset such liabilities. As a result, any such liabilities, if significant, could have a material adverse effect on us.
P. 16 – THE NEW YORK TIMES COMPANY

Investments we make in new and existing products and services expose us to risks and challenges that could adversely affect our operations and profitability.
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to acquire and develop new products and services. These investments have included, in addition to The Athletic, among others: enhancements to our core news product and other products (including Games, Cooking, Audm and Wirecutter); investments in various audio, film and television and children’s product initiatives; and investments in our commercial printing and other ancillary operations. These efforts present numerous risks and challenges, including the need for us to appeal to new audiences, develop additional expertise in certain areas, overcome technological and operational challenges and effectively allocate capital resources; new and/or increased costs (including marketing costs and costs to recruit, integrate and retain talented employees); risks associated with strategic relationships such as content licensing; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
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
In order to position our business to take advantage of growth opportunities, we intend to continue to engage in discussions, evaluate opportunities and enter into agreements for possible additional acquisitions, divestitures, investments and other transactions. We may also consider the acquisition of, or investment in, specific properties, businesses or technologies that fall outside our traditional lines of business and diversify our portfolio, including those that may operate in new and developing industries, if we deem such properties sufficiently attractive.
Acquisitions may involve significant risks and uncertainties, including:
•difficulties in integrating acquired businesses (including cultural challenges associated with transitioning employees from the acquired company into our organization);
•failure to identify in advance liabilities, deficiencies, or other claims;
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
Competition for certain types of acquisitions is significant. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy, may cause us to incur unanticipated costs or liabilities, may result in write-offs of impaired assets, and may fall short of expected return on investment targets, which could adversely affect our business, results of operations and financial condition.
THE NEW YORK TIMES COMPANY – P. 17

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
Risks Related to Our Operating Costs
The nature of significant portions of our expenses may limit our operating flexibility and could adversely affect our results of operations.
Our main operating costs are employee-related costs, and these costs have increased in recent years as we have invested in our business and competed for talent that is in high demand, and may further increase. Employee-related costs generally do not decrease proportionately with revenues. In addition, our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by certain of our collective bargaining agreements. If we were unable to implement cost-control efforts or reduce our operating costs sufficiently in response to a decline in our revenues, our profitability will be adversely affected.
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
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. As of December 26, 2021, our qualified defined benefit pension plans had plan assets that were approximately $74 million above the present value of future benefit obligations. Our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include legislative changes; assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and bond markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, the Company sponsors several non-qualified pension plans, with unfunded obligations totaling $239 million as of December 26, 2021. Although we have frozen participation and benefits under all but one of these plans, and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
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
P. 18 – THE NEW YORK TIMES COMPANY

The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets, other funding deficiencies, or potential legislative action. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits.
If a multiemployer pension plan in which we participate has significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability. In addition, under federal pension law, special funding rules apply to multiemployer pension plans that are classified as “endangered,” “critical” or “critical and declining.” When a multiemployer pension plan in which we participate enters “endangered,” “critical” or “critical and declining” status, we can be required to make additional contributions and/or benefit reductions may apply. Currently, three of the significant multiemployer plans in which we participate are classified as “critical and declining.”
We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated (primarily in connection with the sales of the New England Media Group in 2013 and the Regional Media Group in 2012) and may record additional liabilities in the future. In addition, due to declines in our contributions, we have recorded withdrawal liabilities for actual and estimated partial withdrawals from several plans in which we continue to participate. Until demand letters from some of the multiemployer pension funds are received, the exact amount of the withdrawal liability will not be fully known and, as such, a difference from the recorded estimate could have an adverse effect on our results of operations, financial condition and cash flows. All of the significant multiemployer plans in which we participate are specific to the newspaper and broader printing and publishing industries, which continue to undergo significant pressure. A withdrawal by a significant percentage of participating employers may result in a mass withdrawal declaration by the trustees of one or more of these plans, which would require us to record additional withdrawal liabilities.
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
Significant disruptions in our newsprint supply chain or newspaper printing and distribution channels, or a significant increase in the costs to print and distribute our newspaper, would have an adverse effect on our operating results.
The Times newspaper, as well as other commercial print products, are printed at our production and distribution facility in College Point, N.Y. Outside of the New York area, The Times is printed and distributed under contracts with print and distribution partners across the United States and internationally.
Our production and distribution facility and our print partners rely on suppliers for deliveries of newsprint, and the availability of newsprint supply may be affected by various factors, including supply chain disruptions, transportation issues, labor shortages or unrest, and other disruptions that may affect production or deliveries of newsprint. In addition, the price of newsprint has historically been volatile and could increase as a result of various factors. A significant disruption in our or our partners’ newsprint supply chain, or a significant increase in the price of newsprint, would adversely affect our operating results.
To the extent that financial pressures, newspaper industry trends or economics, labor shortages or unrest, or other circumstances affect our print and distribution partners and/or lead to reduced operations or consolidations or closures of print sites and/or distribution routes, this could increase the cost of printing and distributing our newspapers and/or decrease our revenues if printing and distribution are disrupted. Some of our print and distribution partners have taken steps to reduce their geographic scope and/or the frequency with which newspapers are printed and distributed that have not been reversed, and additional partners may take similar steps. The geographic scope and frequency with which newspapers are printed and distributed by our partners at times affects our ability to print and distribute our newspaper and can adversely affect our operating results.
THE NEW YORK TIMES COMPANY – P. 19

If we experience significant disruptions in our newsprint supply chain or newspaper printing and distribution channels, or a significant increase in the costs to print and distribute our newspaper, our operating results may be adversely affected.
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
We regularly face attempts by malicious actors to breach our security and compromise our information technology systems. These attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service or exfiltrate data. Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of operational changes such as significant increases in remote working. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of natural disasters or climate change (such as increased storm severity and flooding); fires; power, systems or internet outages; acts of terrorism; pandemics (such as Covid-19); or other similar events.
We have implemented controls and taken other preventative measures designed to strengthen our systems against such incidents and attacks, including measures designed to reduce the impact of a security breach at our third-party vendors. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified in the future could be significant.
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
Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing practices could adversely affect our business.
Our business is subject to various laws and regulations of local and foreign jurisdictions with respect to privacy and the collection and use of personal data, as well as laws and regulations with respect to consumer marketing practices.
P. 20 – THE NEW YORK TIMES COMPANY

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
In addition, various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the manner in which we market our subscription products, including with respect to subscriptions, billing and automatic-renewal. These laws and regulations often differ across jurisdictions and continue to evolve. These laws, as well as any changes in these laws, could adversely affect our ability to attract and retain subscribers.
Existing and newly adopted laws and regulations with respect to privacy, the collection and use of personal data, and consumer marketing practices (or new interpretations of existing laws and regulations) have imposed and may continue to impose obligations that may affect our business, place increasing demands on our technical infrastructure and resources, require us to incur increased compliance costs and cause us to further adjust our advertising or marketing practices. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our users and advertisers. Each of these potential consequences could adversely affect our business and results of operations.
We are subject to payment processing risk.
We accept payments through third parties using a variety of different payment methods, including credit and debit cards and direct debit. We rely on third parties’ systems as well as our own internal systems to process payments. Acceptance and processing of these payment methods are subject to certain certifications, rules, regulations and industry standards. To the extent that there are disruptions in our or third-party payment processing systems, errors in charges made to subscribers, material changes in the payment ecosystem such as large re-issuances of payment cards by credit card issuers, and/or changes to rules, regulations or industry standards concerning payment processing, we could experience increased costs and/or be subject to fines and/or civil liability, which could harm our reputation and adversely impact our revenue, operating expenses and results of operations.
In addition, we have experienced, and from time to time may continue to experience, fraudulent use of payment methods for subscriptions to our digital products. If we are unable to adequately control and manage this practice, it could result in inaccurately inflated subscription figures used for internal planning purposes and public reporting, which could adversely affect our ability to manage our business and harm our reputation. If we are unable to maintain our fraud and chargeback rate at acceptable levels, our card approval rate may be impacted and card networks could impose fines and additional card authentication requirements, or terminate our ability to process payments which would impact our business and results of operations as well as result in negative consumer perceptions of our brand. We have taken measures to detect and reduce fraud but these measures may not be effective and may need to be continually improved as fraudulent schemes become more sophisticated. These measures may add friction to our subscription processes, which could adversely affect our ability to add new subscribers.
The termination of our ability to accept payments on any major payment method would significantly impair our ability to operate our business, including our ability to add and retain subscribers and collect subscription and advertising revenues, and would adversely affect our results of operations.
THE NEW YORK TIMES COMPANY – P. 21

Defects, delays or interruptions in the cloud-based hosting services we utilize could adversely affect our reputation and operating results.
We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services generally could result in interruptions in service to our subscribers and advertisers and/or the Company’s critical business functions, notwithstanding any business continuity or disaster recovery plans or agreements that may currently be in place with some of these providers. This could result in unanticipated downtime and/or harm to our operations, reputation and operating results. A transition of these services to different cloud providers would be difficult to implement and cause us to incur significant time and expense. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.
Risks Related to Intellectual Property
Our business may suffer if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable brand, content, services and internally developed technology. We believe the protection and monetization of our proprietary trademarks and other intellectual property are critical to our continued success and our competitive position. Unauthorized parties have unlawfully misappropriated our brand, content, services, technology and other intellectual property or may attempt to do so, and the measures we have taken to protect and enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
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
We periodically receive claims from third parties alleging violations of their intellectual property rights. To the extent the Company gains greater public recognition and scale worldwide, and publishes more content on its own platforms and third-party platforms (like social media), the likelihood of receiving claims of infringement may rise. Defending against intellectual property infringement claims against us can be time-consuming, expensive to litigate or settle and a diversion of management attention. In addition, litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
If successful, third-party intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms, use more costly alternative technology, alter how we present our content to our users, alter certain of our operations and/or otherwise incur substantial monetary liability. The occurrence of any of these events as a result of these claims could result in substantially increased costs or otherwise adversely affect our business. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.

P. 22 – THE NEW YORK TIMES COMPANY

Risks Related to the Terms of Our Debt and Common Stock
The terms of our credit facility impose restrictions on our operations that could limit our ability to undertake certain actions.
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 26, 2021, there were no outstanding borrowings under the Credit Facility. See “Note 7 of the Notes to the Consolidated Financial Statements” for a description of the Credit Facility.
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
From time to time the Company may need or desire to access the long-term and short-term capital markets to obtain financing. The Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to (1) the Company’s financial performance; (2) the Company’s credit ratings or absence of a credit rating; (3) liquidity of the overall capital markets; and (4) the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on terms acceptable to it.
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
THE NEW YORK TIMES COMPANY – P. 23

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located at 620 Eighth Avenue, New York, New York, in our headquarters building, which was completed in 2007 and consists of approximately 1.54 million gross square feet. We own a leasehold condominium interest representing approximately 828,000 gross square feet in the building (the “Company Headquarters”). In December 2019, we repurchased the portion of the condominium interest that we had sold and simultaneously leased back in 2009 (the “Condo Interest”) for $245.3 million and, as a result, we now own our interest in the building unencumbered. As of December 26, 2021, we had leased approximately 11.5 floors to third parties.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

P. 24 – THE NEW YORK TIMES COMPANY

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 23, 2022
A.G. Sulzberger	41	2009	Chairman (since January 2021) and Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015 to 2016); Assistant Editor (2012 to 2015)
Meredith Kopit Levien	50	2013	President and Chief Executive Officer (since 2020); Executive Vice President and Chief Operating Officer (2017 to 2020); Executive Vice President and Chief Revenue Officer (2015 to 2017); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013)
R. Anthony Benten	58	1989	Senior Vice President, Treasurer (since 2016) and Chief Accounting Officer (since 2019); Corporate Controller (2007 to 2019); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	53	2004	Executive Vice President, General Counsel (since 2017) and Secretary (since 2011); Interim Executive Vice President, Talent & Inclusion (August 2020 to January 2021); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)
Roland A. Caputo	61	1986	Executive Vice President and Chief Financial Officer (since 2018); Executive Vice President, Print Products and Services Group (2013 to 2018); Senior Vice President and Chief Financial Officer, The New York Times Media Group (2008 to 2013)
Jacqueline Welch	52	2021	Executive Vice President and Chief Human Resources Officer (since January 2021); Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer, Freddie Mac (2016 to 2020); independent consultant (2014 to 2016); Senior Vice President, Human Resources – International (2010 to 2013) and Senior Vice President, Talent Management and Diversity (2008 to 2010), Turner Broadcasting

THE NEW YORK TIMES COMPANY – P. 25

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “NYT.” The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 17, 2022, was as follows: Class A Common Stock: 4,752; Class B Common Stock: 25.
In February 2022, the Board of Directors approved a quarterly dividend of $0.09 per share, an increase of $0.02 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
Total for the fourth quarter of 2021	—	$—	—	$16,236,612
(1)In February 2022, the Board of Directors approved a $150 million Class A stock repurchase program that replaced the previous program, which was approved in 2015. The new authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization.
As of December 26, 2021, repurchases under the previous program totaled $84.9 million (excluding commissions). There were no repurchases under that program between February 2016 and February 2022, when the program was replaced.

P. 26 – THE NEW YORK TIMES COMPANY

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 26, 2021, on an assumed investment of $100 on December 25, 2016, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index and The New York Times Company’s Class A Common Stock

ITEM 6. [RESERVED]

THE NEW YORK TIMES COMPANY – P. 27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 26, 2021, and results of operations for the three years ended December 26, 2021. Please read this item together with our Consolidated Financial Statements and the related Notes included in this Annual Report. Given the impact of the Covid-19 pandemic on our business in 2020, we believe that certain comparisons of our operating results in 2021 to 2019 provide useful context for our 2021 results. We have included supplemental disclosures and discussion comparing the operating results in 2021 to the 2019 results. We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in Part II, Item 7, of our 2020 Annual Report on Form 10-K, filed with the SEC on February 25, 2021, which is incorporated herein by reference.
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		PAGE
Executive Overview:	The executive overview section provides a summary of The New York Times Company and our business.	28
Results of Operations:	The results of operations section provides an analysis of our results on a consolidated basis.	33
Non-Operating Items:	The non-operating items section provides a comparison of our non-GAAP financial measures to the most directly comparable GAAP measures for the two years ended December 26, 2021.	42
Liquidity and Capital Resources:	The liquidity and capital resources section provides a discussion of our cash flows for the three years ended December 26, 2021, and restricted cash, capital expenditures and outstanding debt, commitments and contingencies existing as of December 26, 2021.	46
Critical Accounting Policies:	The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	50
Pensions and Other Postretirement Benefits:	The pensions and other postretirement benefits section provides a discussion of our benefit plans.	52
EXECUTIVE OVERVIEW
We are a global media organization that includes our digital and print products and related businesses. On February 1, 2022, subsequent to our fiscal year end, we completed the acquisition of The Athletic for an all-cash purchase price of $550 million, subject to customary closing adjustments. The purchase price was financed from cash on hand. See Note 19 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition.
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as our Games, Cooking, Audm and Wirecutter products) and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, television and film, our student subscription sponsorship program and our live events business.
Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from our consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-
P. 28 – THE NEW YORK TIMES COMPANY

operating retirement costs and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “— Results of Operations — Non-GAAP Financial Measures.”
We believe that a number of factors and industry trends have presented, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could affect our business, results of operations and financial condition, see “Item 1A — Risk Factors.”
2021 Financial Highlights
•In 2021, diluted earnings per share from continuing operations were $1.31, compared with $0.60 for 2020. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below (or “adjusted diluted earnings per share from continuing operations,” a non-GAAP measure) were $1.28 for 2021, compared with $0.97 for 2020.
•Operating profit increased 52.1% to $268.0 million in 2021 from $176.3 million in 2020. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below (or “adjusted operating profit,” a non-GAAP measure) increased 33.8% to $335.4 million in 2021 from $250.6 million in 2020.
•Total revenues increased 16.3% to $2.07 billion in 2021 from $1.78 billion in 2020.
•Total subscription revenues increased 13.9% to $1.36 billion in 2021 from $1.20 billion in 2020. Paid digital-only subscriptions totaled approximately 8,005,000 at the end of 2021, a net increase of 1,273,000 compared with the end of 2020. Of the 1,273,000 total net additions, 735,000 came from the Company’s digital news product, while 538,000 came from the Company’s Cooking, Games, Audm and Wirecutter (to which a subscription option was launched during the third quarter of 2021) products (“other digital-only products”). Subscribers totaled approximately 7.6 million.
•Total advertising revenues increased 26.8% to $497.5 million in 2021 from $392.4 million in 2020, due to an increase of 35.0% in digital advertising revenues and an increase of 15.3% in print advertising revenues.
•Operating costs increased 12.2% to $1.80 billion in 2021 from $1.61 billion in 2020. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 13.5% to $1.74 billion in 2021 from $1.53 billion in 2020.
Impact of Covid-19 Pandemic
The global Covid-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets and business practices. The pandemic, efforts to contain it and the resulting disruptions have impacted our business in various ways, and there is substantial uncertainty as to the nature and degree of the continued effects of the pandemic over time.
For example, during 2020, we experienced significant growth in the number of subscriptions to our digital news and other products, which we believe was attributable in part to an increase in traffic given the news environment and as a result of the pandemic. The rate of digital subscription growth moderated in 2021, although it was our second-best year for net subscription additions, and we do not expect the 2020 growth rate to be indicative of results for future periods. In addition, revenues from the single-copy and bulk sales of our print newspaper (which include our international edition and collectively represent less than 5% of our total subscription revenues) were adversely affected as a result of continued increased levels of remote working and reductions in travel.
The worldwide economic slowdown caused by the pandemic led to a significant decline in our advertising revenues in 2020 as advertisers reduced their spending. While we experienced significantly increased demand for advertising in 2021, particularly with respect to digital advertising as the broader advertising market recovered, there is no assurance that this recovery will be sustained, and developments related to the pandemic such as global supply chain disruptions and labor shortages, among others, could adversely impact our advertising revenues in the future if our advertisers were to reduce their advertising spend as a result. In addition, the pandemic and attempts to contain
THE NEW YORK TIMES COMPANY – P. 29

it have resulted in the postponement and cancellation of live events, and while this impact moderated in 2021, this continues to adversely affect our revenues from live events and related services.
In 2020 our expenses in certain areas decreased as a result of the pandemic: the costs to promote our subscription business, which we refer to as media expenses, decreased as we reduced marketing spend in response to a heightened news cycle; print production and distribution costs decreased due to lower demand for print newspaper copies; variable advertising costs were lower; and travel and entertainment costs decreased as a result of the Covid-19 pandemic. In 2021, while print production and distribution costs continued to be lower due to lower demand for print newspaper copies, media expenses were higher than both 2020 and 2019, as further described below, and variable advertising costs and travel and entertainment costs increased when compared with 2020, although they remained below 2019 levels. We have invested and expect to continue to invest in our Company Headquarters and other offices as well as technological improvements as we transition to hybrid work with employees working both from the office and remotely.
At this time, the full impact that the Covid-19 pandemic will have on our business, operations and financial results is uncertain. The extent to which the pandemic will continue to impact us will depend on numerous evolving factors and future developments, including the extent of variants and resurgences; the effect of ongoing vaccination and mitigation efforts; the impact of the pandemic on economic conditions and the companies with which we do business, including our advertisers; governmental, business and other actions; the status of travel restrictions; and changes in consumer behavior in response to the pandemic, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate. Please see “Item 1A — Risk Factors” for more information.
Our Strategy
We are in the middle of a decades-long global shift in consumption from traditional media — such as print newspapers — to digital, as well as what we believe to be an overall growth in consumer demand for quality news and information. We have designed our strategy to take advantage of both the challenges and opportunities presented by this period of transformation in our industry.
In early 2019, we set a goal of reaching 10 million subscriptions by 2025. We ended 2021 with approximately 7.6 million paid subscribers with approximately 8.8 million subscriptions, and with the acquisition of The Athletic in February 2022, we met this target three years early. Even without The Athletic, we believe we would have reached 10 million subscriptions far sooner than we originally anticipated.
Our latest audience research suggests that there are at least 135 million adults worldwide who are willing to pay for one or more subscriptions to English-language news, sports coverage, puzzles, recipes, expert shopping advice or podcasting. Our current aim is to reach 15 million total subscribers by year-end 2027, up from approximately 7.6 million at the end of 2021. Since many people purchase subscriptions to multiple New York Times products, this new goal shifts the emphasis from counting total subscriptions to focusing on the growth and value of individual subscribers.
We believe that focusing on the following priorities will enable us to become an essential subscription for our addressable market, put us on track to achieve our 15 million subscriber goal and drive long-term, profitable growth for the Company and our shareholders.
Producing the best journalism
We believe that The Times’s original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and is at the heart of what makes our journalism worth paying for. We expect to extend our news lead by focusing on four major areas — providing expert beat reporting on a broad array of important subjects, covering breaking news, producing signature journalism projects and excelling at ideas-based commentary and criticism.
The impact of our journalism and its breadth were evident as The Times continued to break stories, produce investigative reports and help our audience understand a wide range of topics, including the Covid-19 pandemic and its many reverberations, the intersection of race and culture in America, and the varied effects of climate change. Our ground-breaking coverage continues to be recognized, including in the 132 Pulitzer Prizes The Times has received — more than any other news organization.
P. 30 – THE NEW YORK TIMES COMPANY

While general interest news is and will remain our primary value proposition, we are building leadership positions in a handful of areas that occupy a prominent place in global culture alongside general interest news — including sports fandom, puzzle gaming, cooking guidance and expert shopping guidance.
In 2022, we plan to continue making significant investments in our journalism and remain committed to providing a multimedia report of deep breadth, authority, creativity and excellence, produced with a focus on independence and integrity.
Growing engagement with our products
We will continue to focus on reaching a large non-paying audience while also creating a subscription experience so good at building valuable daily news and information habits that it draws people into lifelong relationships worth paying for. A central part of this approach will be offering a single, high-value New York Times subscription — or bundle — of interconnected products to our digital subscribers. To attract the widest audience, we offer subscriptions to each of our products on a standalone basis. But we believe that by focusing on the bundle, we are providing the most value to our customers, and in-turn, the best opportunity to monetize the full scale of our platform.
Within news, we have invested in bringing readers back to our site and exposing them to more of our offerings. For example, the innovation in our live briefings has kept users aware of the latest developments across important storylines; our growing suite of email newsletters now reaches the inboxes of more than 15 million global users and plays an increasingly central role in engaging potential subscribers; and our newsletters and news website and mobile app help surface the best recipes, games and product recommendations.
We plan to invest more in content and product development across news and in Games and Cooking; to continue exploring new opportunities for Wirecutter as a subscription product; to develop new audio programming and experiment in audio product; to test the concept of an app for children; and to help The Athletic reach more sports fans and grow its subscriber base. We see all of these products as a way for The Times to mean even more in people’s lives, and also to make a relationship with our brand more valuable.
Effectively monetizing our products
We ended 2021 with approximately 7.6 million paid subscribers with approximately 8.8 million subscriptions to our news and other products. Our approximately 1.273 million digital subscription net additions in 2021 were our second-highest annual total and 23% higher than 2019. We also reached significant milestones with our non-news subscription products, Games and Cooking, when each crossed one million subscriptions just before year end, the result of strong audience demand and product innovations like the addition of the Spelling Bee word puzzle to our Games product. We also gained efficiencies by applying learnings from our core news product, including customer journey enhancements and promotional pricing, and expanded subscriptions to our other non-news products, by launching paid subscriptions to Wirecutter in the third quarter of 2021.
In addition to digital subscription revenue, high-margin digital advertising revenue remains an important part of our business. We believe our journalism attracts valuable audiences and that we provide a safe and trusted platform for advertisers’ brands. In a recovering market, we continued to innovate advertising offerings that integrate well with the user experience, including solutions that use proprietary first-party data — rather than third-party data — to generate predictive insights and help inform our clients’ advertising strategies while leveraging our audiences in privacy-forward ways, as well as our audio advertising offerings. We expect each will continue to play critical roles in the growth of our digital advertising business.
Looking ahead, we plan to continue to invest in our journalism and digital product experience, with an increasing emphasis on growing total unique subscribers through a single New York Times bundle of interconnected products. At the same time, we believe we can apply disciplined cost-management to fund continued investment in our business and support long-term profitable growth. Given that our investments in our journalism and digital product experience have yielded strong organic subscriber growth, we expect that we’ll be able to improve the overall efficiency of our marketing spend for our core products. We also believe we can continue to maximize the efficiency and profitability of our print products and services, which remain a significant part of our business.
Making technology and data a bigger propellant of our growth
Achieving our ambition will require products and technology that match the quality of our journalism. Over the past five years, we have invested substantially in our digital product experience as well as in the back-end
THE NEW YORK TIMES COMPANY – P. 31

technology and underlying capabilities that allow users to seamlessly move among various devices and products. In 2022, we plan to continue investing in these areas, with a focus on strengthening our data management infrastructure, creating platforms that power our multi-product subscription bundle, and advancing machine learning applications across our business. Over time, we believe we will see further benefits from these investments as they help us better engage, habituate, convert and retain more subscribers.
Fostering a culture that enables our mission and people to thrive
We believe our ability to attract, develop and maximize the contributions of world-class talent, and to create the conditions for our people to do their best work, is vital to the continued success of our mission and business and central to our long-term strategy. As we continue to transform the Company, we are focused on building a more diverse, equitable and inclusive workplace; developing and promoting our talent; providing equitable and competitive compensation and benefits; and supporting the health, safety and well-being of our employees.
Effectively managing our liquidity and our non-operating costs
Throughout 2021 we continued to strengthen our liquidity position and further de-leverage and de-risk our balance sheet. As of December 26, 2021, the Company had cash, cash equivalents and marketable securities of approximately $1.1 billion and was debt-free. On February 1, 2022, we used approximately $550 million of this cash to fund the acquisition of The Athletic (see Note 19 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition).
We have paid quarterly dividends on the Class A and Class B Common Stock since late 2013. In February 2022, the Board of Directors approved a quarterly dividend of $0.09 per share, an increase of $0.02 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program that replaced the previous program, which was approved in 2015. The new authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization.
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
As of December 26, 2021, our qualified pension plans had plan assets that were approximately $74 million above the present value of future benefits obligations, compared with a surplus of approximately $36 million as of December 27, 2020. We made contributions of approximately $9 million and $10 million to certain qualified pension plans in 2021 and 2020, respectively. We expect to make contributions in 2022 to satisfy minimum funding requirements of approximately $10 million. We will continue to look for ways to reduce the size and volatility of our pension obligations.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have an impact on our reported financial results. We expect to continue to experience volatility in our retirement-related costs, particularly due to the impact of changing discount rates and mortality assumptions on our unfunded, non-qualified pension plans and retiree medical costs. We may also incur additional withdrawal obligations due to the poor funded status of several of the multiemployer plans in which we participate.
P. 32 – THE NEW YORK TIMES COMPANY

RESULTS OF OPERATIONS
Overview
Fiscal years 2021, 2020 and 2019 each comprised 52 weeks. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019	2021 vs. 2020	2021 vs. 2019
Revenues
Digital	$773,882	$598,280	$460,452	29.4	68.1
Print	588,233	597,088	623,399	(1.5)	(5.6)
Subscription revenues	1,362,115	1,195,368	1,083,851	13.9	25.7
Digital	308,616	228,594	260,454	35.0	18.5
Print	188,920	163,826	270,224	15.3	(30.1)
Advertising revenues	497,536	392,420	530,678	26.8	(6.2)
Other	215,226	195,851	197,655	9.9	8.9
Total revenues	2,074,877	1,783,639	1,812,184	16.3	14.5
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,039,568	959,312	988,159	8.4	5.2
Sales and marketing	294,947	228,993	272,626	28.8	8.2
Product development	160,871	133,384	106,415	20.6	51.2
General and administrative	250,124	223,558	206,778	11.9	21.0
Depreciation and amortization	57,502	62,136	60,661	(7.5)	(5.2)
Total operating costs	1,803,012	1,607,383	1,634,639	12.2	10.3
Lease termination charge	3,831	—	—	*	*
Restructuring charge	—	—	4,008	—	*
Gain from pension liability adjustment	—	—	(2,045)	—	*
Operating profit	268,034	176,256	175,582	52.1	52.7
Other components of net periodic benefit costs	10,478	89,154	7,302	(88.2)	43.5
Gain from joint ventures	—	5,000	—	*	—
Interest income/(expense) and other, net	32,945	23,330	(3,820)	41.2	*
Income from continuing operations before income taxes	290,501	115,432	164,460	*	76.6
Income tax expense	70,530	14,595	24,494	*	*
Net income	219,971	100,837	139,966	*	57.2
Net income attributable to the noncontrolling interest	—	(734)	—	*	—
Net income attributable to The New York Times Company common stockholders	$219,971	$100,103	$139,966	*	57.2
* Represents a change equal to or in excess of 100% or one that is not meaningful.

THE NEW YORK TIMES COMPANY – P. 33

Revenues
Subscription, advertising and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019	2021 vs. 2020	2021 vs. 2019
Subscription	$1,362,115	$1,195,368	$1,083,851	13.9	25.7
Advertising	497,536	392,420	530,678	26.8	(6.2)
Other	215,226	195,851	197,655	9.9	8.9
Total	$2,074,877	$1,783,639	$1,812,184	16.3	14.5
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
The following table summarizes digital and print subscription revenues for the years ended December 26, 2021, December 27, 2020 and December 29, 2019:

	Years Ended			% Change
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019	2021 vs. 2020	2021 vs. 2019
Digital-only subscription revenues:
News product subscription revenues(1)	$693,994	$543,578	$426,125	27.7	62.9
Other product subscription revenues(2)	79,888	54,702	34,327	46.0	132.7
Subtotal digital-only subscriptions	773,882	598,280	460,452	29.4	68.1
Print subscription revenues
Domestic home delivery subscription revenues(3)	529,039	528,970	524,543	—	0.9
Single-copy, NYT International and other subscription revenues(4)	59,194	68,118	98,856	(13.1)	(40.1)
Subtotal print subscription revenues	588,233	597,088	623,399	(1.5)	(5.6)
Total subscription revenues	$1,362,115	$1,195,368	$1,083,851	13.9	25.7
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
(3) Includes access to digital news, Games, Cooking and Wirecutter products.
(4) NYT International is the international edition of our print newspaper.

P. 34 – THE NEW YORK TIMES COMPANY

The following table summarizes digital and print subscriptions as of December 26, 2021, and December 27, 2020:

	As of		% Change
(In thousands)	December 26, 2021	December 27, 2020	2021 vs. 2020
Digital-only subscriptions:
News product subscriptions(1)(2)	5,867	5,132	14.3
Other product subscriptions(3)	2,138	1,600	33.6
Subtotal digital-only subscriptions	8,005	6,732	18.9
Print subscriptions	784	833	(5.9)
Total subscriptions	8,789	7,565	16.2
(1) Includes subscriptions to the Company’s news product. News product subscription packages that include access to the Company’s Games, Cooking and Wirecutter products are also included in this category.
(2) The number of paid digital-only subscriptions includes estimated group corporate and group education subscriptions (which collectively represent approximately 5% of total paid digital subscriptions to our news products in 2021). We calculate this estimate using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher. In the fourth quarter of 2021, we updated the discounted subscription rate used in order to bring it in line with our current digital subscription pricing model. For comparison purposes, we recast news product subscriptions in prior periods using the updated methodology, and this resulted in approximately 42,000 additional group corporate and group education subscriptions in the fourth quarter of 2020. There is no impact to subscription revenue as a result of this change.
(3) Includes standalone subscriptions to the Company’s other digital-only products.

THE NEW YORK TIMES COMPANY – P. 35

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
(2) Includes access to some of the Company’s digital products.
(3) Print Other includes single-copy, NYT International and other subscription revenues.
Note: Revenues for 2012 and 2017 include the impact of an additional week.
P. 36 – THE NEW YORK TIMES COMPANY

2021 Compared with 2020
Subscription revenues increased 13.9% in 2021 compared with 2020. The increase was primarily due to an increase in digital subscription revenue driven by year-over-year growth of 18.9% in the number of subscriptions to the Company’s digital-only products, as well as digital subscriptions graduating to higher prices from introductory promotional pricing. The increase in digital-only subscription revenue was partially offset by a decrease in print subscription revenue attributable to lower single-copy and bulk sales, primarily as a result of increased levels of remote working and reductions in travel due to the Covid-19 pandemic as well as ongoing secular trends. Print domestic home delivery revenues were flat as decreases in the number of subscriptions were offset by price increases.
Paid digital-only subscriptions totaled approximately 8,005,000 at the end of 2021, a net increase of 1,273,000 subscriptions compared with the end of 2020. The year-over-year growth in our digital subscriptions is attributable in part to initiatives we have undertaken to drive subscriptions, including adjustments to our access model.
Digital-only news product subscriptions totaled approximately 5,867,000 at the end of 2021, a net increase of 735,000 subscriptions compared with the end of 2020. Other digital-only product subscriptions totaled approximately 2,138,000 at the end of 2021, a net increase of 538,000 subscriptions compared with the end of 2020.
Print domestic home delivery subscriptions totaled approximately 784,000 at the end of 2021, a net decrease of 49,000 subscriptions compared with the end of 2020. The year-over-year decrease is a result of secular declines.

2021 Compared with 2019
Subscription revenues increased 25.7% in 2021 compared with 2019. The increase was primarily due to growth in the number of subscriptions to the Company’s digital-only products. These increases were partially offset by a 36.8% and 53.7% decrease in print subscription revenue from single-copy and bulk sales and international edition of our newspaper, respectively, as a result of increased levels of remote working and reductions in travel due to the Covid-19 pandemic as well as secular trends.
Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video ads, and in print, in the form of column-inch ads.
Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges.
Advertising revenues are primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Our digital advertising offerings include solutions that use proprietary first-party data — rather than third-party data — to generate predictive insights and help inform our clients’ advertising strategies while leveraging our audiences in privacy-forward ways. Other digital advertising includes advertising revenues generated by open-market programmatic advertising, creative services fees associated with branded content, advertisements appearing on our Wirecutter product and classified advertising. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts.

THE NEW YORK TIMES COMPANY – P. 37

The following table summarizes digital and print advertising revenues for the years ended December 26, 2021, December 27, 2020 and December 29, 2019:

	Years Ended			% Change
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019	2021 vs. 2020	2021 vs. 2019
Advertising revenues
Digital	$308,616	$228,594	$260,454	35.0%	18.5%
Print	188,920	163,826	270,224	15.3%	(30.1)%
Total advertising	$497,536	$392,420	$530,678	26.8%	(6.2)%
2021 Compared with 2020
Digital advertising revenues, which represented 62.0% of total advertising revenues in 2021, increased $80.0 million, or 35.0%, to $308.6 million, compared with $228.6 million in 2020. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts, as well as the impact of the comparison to weak digital advertising revenues in 2020 caused by reduced advertiser spending during the earlier stages of the Covid-19 pandemic. Core digital advertising revenue increased $77.4 million due to growth in direct-sold display advertising revenue and podcast advertising revenues. Direct-sold display impressions increased 27%, while the average rate grew 18%. Other digital advertising revenue increased $2.6 million, primarily due to a 30% increase in creative services fees, partially offset by a 8.4% decrease in open-market programmatic advertising revenue. Programmatic impressions decreased by 44%, offsetting the average rate increase of 59%.
Print advertising revenues, which represented 38.0% of total advertising revenues in 2021, increased $25.1 million, or 15.3%, to $188.9 million in 2021 compared with $163.8 million in 2020. The increase was primarily in the luxury and media categories, and was partially offset by declines in the financial services category, as well as secular trends.
2021 Compared with 2019
Digital advertising revenues increased $48.2 million, or 18.5%, to $308.6 million in 2021 compared with $260.5 million in 2019. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts. Core digital advertising revenue increased $71.7 million due to growth in direct-sold display advertising revenue and podcast advertising revenues. Direct-sold display impressions increased 8%, while the average rate grew 23%. Other digital advertising revenue decreased $23.5 million, primarily due to the closure of our HelloSociety and Fake Love digital marketing agencies.
Print advertising revenues declined $81.3 million, or 30.1%, to $188.9 million in 2021 compared with $270.2 million in 2019. The decline reflected reduced spending on print advertising by businesses negatively impacted by the Covid-19 pandemic as well as continued secular trends.

P. 38 – THE NEW YORK TIMES COMPANY

Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, television and film, our student subscription sponsorship program and our live events business. Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue, digital licensing revenue, and television and film revenue, totaled $111.4 million, $101.0 million and $79.8 million in 2021, 2020 and 2019, respectively. Building rental revenue consists of revenue from the leasing of floors in our Company Headquarters, which totaled $22.9 million, $28.5 million and $30.6 million in 2021, 2020 and 2019, respectively.
2021 Compared with 2020
Other revenues increased 9.9% in 2021 compared with 2020, primarily as a result of higher Wirecutter affiliate referral revenues mainly due to Wirecutter’s presence on our core news website (NYTimes.com) homepage resulting in increased views, higher licensing revenue as well as higher commercial printing revenue resulting from our beginning to print several News Corporation publications in our College Point, N.Y., printing and distribution facility in mid-2021, partially offset by volume declines from other publications. These increases were partially offset by lower television series revenues as a result of fewer episodes in 2021 compared to 2020.
2021 Compared with 2019
Other revenues increased 8.9% in 2021 compared with 2019, primarily as a result of higher Wirecutter affiliate referral revenues mainly due to Wirecutter’s presence on our core news website (NYTimes.com) homepage resulting in increased views and licensing revenue primarily related to Facebook News, to which the Company licenses select content for access by its users, partially offset by lower revenues from our television series as a result of fewer episodes in 2021 compared to 2019 and live events, which were impacted by the Covid-19 pandemic.

THE NEW YORK TIMES COMPANY – P. 39

Operating Costs

Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019	2021 vs. 2020	2021 vs. 2019
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$1,039,568	$959,312	$988,159	8.4	5.2
Sales and marketing	294,947	228,993	272,626	28.8	8.2
Product development	160,871	133,384	106,415	20.6	51.2
General and administrative	250,124	223,558	206,778	11.9	21.0
Depreciation and amortization	57,502	62,136	60,661	(7.5)	(5.2)
Total operating costs	$1,803,012	$1,607,383	$1,634,639	12.2	10.3
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Components of operating costs as a percentage of total operating costs
Cost of revenue (excluding depreciation and amortization)	58%	60%	60%
Sales and marketing	16%	14%	17%
Product development	9%	8%	7%
General and administrative	14%	14%	13%
Depreciation and amortization	3%	4%	3%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Components of operating costs as a percentage of total revenues
Cost of revenue (excluding depreciation and amortization)	50%	54%	55%
Sales and marketing	14%	13%	15%
Product development	8%	7%	6%
General and administrative	12%	13%	11%
Depreciation and amortization	3%	3%	3%
Total	87%	90%	90%
P. 40 – THE NEW YORK TIMES COMPANY

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
2021 Compared with 2020
Cost of revenue increased in 2021 by $80.3 million, or 8.4%, compared with 2020, largely due to higher journalism costs of $58.3 million, higher subscriber servicing costs of $15.6 million, higher advertising servicing costs of $9.5 million, and higher digital content delivery costs of $4.5 million, partially offset by a $7.6 million decrease in print production and distribution costs. The increase in journalism costs was largely driven by growth in the number of employees who work in the newsroom and on our Games, Cooking and audio products, a higher incentive compensation accrual and costs in connection with the production of audio content. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Advertising servicing costs increased as a result of costs to produce higher creative services revenues. Digital content delivery costs increased due to higher cloud storage costs and a higher incentive compensation accrual. The decrease in print production and distribution costs was largely due to lower distribution costs and outside printing costs.
2021 Compared with 2019
Cost of revenue increased in 2021 by $51.4 million, or 5.2%, compared with 2019, largely due to higher journalism costs of $83.0 million, higher subscriber servicing costs of $27.4 million, and higher digital content delivery costs of $20.7 million. The increases were partially offset by lower print production and distribution costs of $61.0 million and lower advertising servicing costs of $18.7 million. The increase in journalism costs was largely driven by growth in the number of employees who work in the newsroom and on our Games, Cooking and audio products, and a higher incentive compensation accrual. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. Digital content delivery costs increased due to higher cloud storage costs and growth in the number of employees. The decrease in print production and distribution costs was largely due to lower newsprint consumption and pricing, as well as lower distribution costs, primarily due to copy declines, and outside printing costs. Advertising servicing costs decreased primarily as a result of the closure of our HelloSociety and Fake Love digital marketing agencies as well as fewer live events.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
2021 Compared with 2020
Sales and marketing costs increased in 2021 by $66.0 million, or 28.8%, compared with 2020, primarily due to higher media expenses.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, increased to $187.3 million in 2021 from $129.6 million in 2020. The increase is primarily from subscription-related media expenses as we were able to profitably scale media spend as a result of strong demand for news and success in converting readers to subscribers, as well as higher brand marketing expenses. The Company had reduced its marketing expense in 2020 during the earlier stages of the Covid-19 pandemic.
2021 Compared with 2019
Sales and marketing costs increased in 2021 by $22.3 million, or 8.2%, compared with 2019, primarily a result of higher media expenses and the growth in the number of marketing employees, partially offset by the closure of our HelloSociety and Fake Love digital marketing agencies, as well as lower travel costs due to the ongoing pandemic.
Media expenses increased to $187.3 million in 2021 from $156.9 million in 2019. The increase is primarily from subscription-related media expenses as we were able to profitably scale media spend as a result of strong demand for news and success in converting readers to subscribers, as well as higher brand marketing expenses.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology, including engineering, product development and data insights.
THE NEW YORK TIMES COMPANY – P. 41

2021 Compared with 2020
Product development costs increased in 2021 by $27.5 million, or 20.6%, compared with 2020, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives as well as a higher incentive compensation accrual.
2021 Compared with 2019
Product development costs increased in 2021 by $54.5 million, or 51.2%, compared with 2019, largely due to growth in the number of digital product development employees to support our digital subscription strategic initiatives as well as a higher incentive compensation accrual.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
2021 Compared with 2020
General and administrative costs increased in 2021 by $26.6 million, or 11.9%, compared with 2020, primarily as a result of higher incentive compensation accrual, growth in the number of employees and higher consulting costs.
2021 Compared with 2019
General and administrative costs increased in 2021 by $43.3 million, or 21.0%, compared with 2019, primarily due to higher incentive compensation accrual, growth in the number of employees, mainly in the enterprise technology and human resources departments in support of employee growth in other areas, and higher consulting costs.
Depreciation and Amortization
2021 Compared with 2020
Depreciation and amortization costs decreased $4.6 million, or 7.5%, in 2021 compared with 2020, primarily due to lower depreciation of software assets.
2021 Compared with 2019
Depreciation and amortization costs decreased $3.2 million, or 5.2%, in 2021 compared with 2019 due to lower depreciation of software assets, partially offset by equipment and building projects that were placed in service.
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
P. 42 – THE NEW YORK TIMES COMPANY

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
•operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit, and as a percentage of revenues, adjusted operating profit margin); and
•operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs).
The special items in 2021 consisted of:
•a $27.2 million gain ($19.8 million after tax or $0.12 per share) related to a non-marketable equity investment transaction. The gain consists of a $15.2 million realized gain due to the partial sale of the investment and an $11.9 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Condensed Consolidated Statements of Operations; and
•a $3.8 million charge ($2.8 million or $0.02 per share after tax) resulting from the termination of a tenant’s lease in the Company Headquarters.
The special items in 2020 consisted of:
•a $10.1 million gain ($7.4 million after tax or $0.04 per share) related to a non-marketable equity investment transaction. The gain consists of $2.5 million realized gain due to the partial sale of the investment and a $7.6 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income/(expense) and other, net in our Consolidated Statements of Operations;
•A $5 million gain ($3.1 million or $0.02 per share after tax and net of noncontrolling interest) reflecting our proportionate share of a distribution from the pending liquidation of Madison Paper Industries (“Madison”), in which the Company has an investment through a subsidiary; and
•$80.6 million in pension settlement charges ($59.1 million after tax or $0.35 per share) in connection with the transfer of certain pension benefit obligations to an insurer.
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
Adjusted diluted earnings per share from continuing operations provides useful information in evaluating the Company’s period-to-period performance because it eliminates items that the Company does not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit (and adjusted operating profit margin) is useful in evaluating the ongoing performance of the Company’s business as it excludes the significant non-cash impact of depreciation and amortization, as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs.
THE NEW YORK TIMES COMPANY – P. 43

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
	Years Ended		% Change
	December 26, 2021	December 27, 2020	2021 vs. 2020
Diluted earnings per share from continuing operations	$1.31	$0.60	*
Add:
Severance	0.01	0.04	(75.0)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.03	0.03	—
Other components of net periodic benefit costs	0.06	0.05	20.0%
Special items:
Gain from non-marketable equity security	(0.16)	(0.06)	*
Lease termination charge	0.02	—	*
Gain from joint venture, net of noncontrolling interest	—	(0.03)	*
Pension settlement charge	—	0.48	*
Income tax expense/(benefit) of adjustments	0.01	(0.14)	*
Adjusted diluted earnings per share from continuing operations (1)	$1.28	$0.97	32.0%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
(1) Amounts may not add due to rounding.
P. 44 – THE NEW YORK TIMES COMPANY

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin
	Years Ended			% Change
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019	2021 vs. 2020	2021 vs. 2019
Operating profit	$268,034	$176,256	$175,582	52.1%	52.7%
Add:
Depreciation and amortization	57,502	62,136	60,661	(7.5)%	(5.2)%
Severance	882	6,675	3,979	(86.8)%	(77.8)%
Multiemployer pension plan withdrawal costs	5,150	5,550	6,183	(7.2)%	(16.7)%
Special items:
Lease termination charge	3,831	—	—	*	*
Restructuring charge	—	—	4,008	—	*
Gain from pension liability adjustment	—	—	(2,045)	—	*
Adjusted operating profit	$335,399	$250,617	$248,368	33.8%	35.0%
Divided by:
Revenue	2,074,877	1,783,639	1,812,184	16.3%	14.5%
Adjusted operating profit margin	16.2%	14.1%	13.7%	210 bps	250 bps
* Represents a change equal to or in excess of 100% or one that is not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	Years Ended			% Change
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019	2021 vs. 2020	2021 vs. 2019
Operating costs	$1,803,012	$1,607,383	$1,634,639	12.2%	10.3%
Less:
Depreciation and amortization	57,502	62,136	60,661	(7.5)%	(5.2)%
Severance	882	6,675	3,979	(86.8)%	(77.8)%
Multiemployer pension plan withdrawal costs	5,150	5,550	6,183	(7.2)%	(16.7)%
Adjusted operating costs	$1,739,478	$1,533,022	$1,563,816	13.5%	11.2%

THE NEW YORK TIMES COMPANY – P. 45

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position:
Financial Position Summary

			% Change
(In thousands, except ratios)	December 26, 2021	December 27, 2020	2021 vs. 2020
Cash and cash equivalents	$319,973	$286,079	11.8
Marketable securities	754,455	595,911	26.6
Total cash and cash equivalents and marketable securities (1)	1,074,428	881,990	21.8
Total New York Times Company stockholders’ equity	1,538,720	1,325,517	16.1
Ratios:
Current assets to current liabilities	1.70	1.72
(1) Approximately $550.0 million of cash and marketable securities were used in February 2022 to fund the purchase price of The Athletic (refer to commentary below).
Our primary sources of cash from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided about 66% and 24%, respectively, of total revenues in 2021. The remaining cash inflows were primarily from other revenue sources such as licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, television and film, our student subscription sponsorship program and our live events business.
Our primary uses of cash were for employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months and beyond.
We have continued to strengthen our liquidity position and our debt profile. As of December 26, 2021, we had cash and cash equivalents and marketable securities of $1.07 billion, and approximately $250 million in available borrowings and no amounts outstanding under the Credit Facility. Our cash and cash equivalents and marketable securities balances increased in 2021, primarily due to cash proceeds from operating activities and proceeds from the sale of non-marketable equity securities, partially offset by cash used for dividend payments, capital expenditures, and taxes paid on behalf of employees resulting from share-based compensation tax withholding. Approximately $550.0 million of cash and marketable securities were used in February 2022 to fund the purchase price of The Athletic (see Note 19 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition).
We have paid quarterly dividends on the Class A and Class B Common Stock since late 2013. In February 2022, the Board of Directors approved a quarterly dividend of $0.09 per share, an increase of $0.02 per share from the previous quarter (see Note 19 of the Notes to the Consolidated Financial Statements for additional information). We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
During 2021, we made contributions of $9.2 million to certain qualified pension plans funded by cash on hand. As of December 26, 2021, our qualified pension plans had plan assets that were $74.3 million above the present value of future benefits obligations, an improvement of $38.1 million from the surplus of $36.2 million as of December 27, 2020. We expect contributions made to satisfy minimum funding requirements to total approximately $10 million in 2022. In October 2020, we entered into an agreement with an insurance company to transfer the future benefit obligations and annuity administration for certain retirees (or their beneficiaries) in The New York Times Companies Pension Plan (the ”Pension Plan”). This transfer of plan assets and obligations reduced the Company’s qualified pension plan obligations by $236.3 million.
P. 46 – THE NEW YORK TIMES COMPANY

In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program that replaced the previous program, which was approved in 2015. The new authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. As of February 22, 2022, we repurchased 550,000 shares for approximately $23 million under the new authorization.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended		% Change
(In thousands)	December 26, 2021	December 27, 2020	2021 vs. 2020
Operating activities	$269,098	$297,933	(9.7)
Investing activities	$(180,807)	$(199,080)	(9.2)
Financing activities	$(54,947)	$(44,973)	22.2
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, retirement and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities decreased in 2021 compared with 2020 due to lower cash collections from accounts receivable and lower cash payments received from prepaid subscriptions, partially offset by higher net income adjusted for non-cash items and lower cash payments made to settle accounts payable, accrued payroll and other liabilities.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, acquisitions of new businesses and investments.
Net cash used in investing activities in 2021 was primarily related to $170.0 million in net purchases of marketable securities and $34.6 million in capital expenditures payments, partially offset by $20.1 million in cash proceeds related to the sale of a non-marketable equity investment.
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
Net cash used in financing activities in 2021 was primarily related to dividend payments of $45.3 million and share-based compensation tax withholding payments of $11.2 million.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Restricted Cash
We were required to maintain $14.3 million of restricted cash as of December 26, 2021, and $15.9 million as of December 27, 2020, substantially all of which is set aside to collateralize workers’ compensation obligations.
THE NEW YORK TIMES COMPANY – P. 47

Capital Expenditures
Capital expenditures totaled approximately $35 million and $30 million in 2021 and 2020, respectively. The increase in capital expenditures was primarily driven by improvements at our Company Headquarters and newsroom bureaus, partially offset by lower expenditures related to improvements at our College Point, N.Y, printing and distribution facility. The improvements in our Company Headquarters are intended to address growth in the number of employees and to enhance technologies that support our transition to hybrid work with employees working both from the office and remotely. The cash payments related to the capital expenditures totaled approximately $35 million and $34 million in 2021 and 2020, respectively, due to the timing of the payments. In 2022, we expect capital expenditures of approximately $50 million, which will be funded from cash on hand. The capital expenditures will be primarily driven by improvements in our Company Headquarters, investments in technology to support our strategic initiatives and expenditures related to our College Point, N.Y., printing and distribution facility.
Acquisition of The Athletic Media Company
On February 1, 2022, we completed the acquisition of The Athletic Media Company, a global digital subscription-based sports media business that provides national and local coverage of more than 200 clubs and teams in the U.S. and around the world, for an all-cash purchase price of $550 million, subject to customary closing adjustments (see Note 19 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition). The purchase price was funded from cash on hand.

Third-Party Financing
As of December 26, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility. See Note 7 for information regarding the Credit Facility.
P. 48 – THE NEW YORK TIMES COMPANY

Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 26, 2021. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2022	2023-2024	2025-2026	Later Years
Operating leases(1)	85,943	11,170	19,705	16,395	38,673
Benefit plans(2)	353,040	50,352	88,632	79,043	135,013
Total	$438,983	$61,522	$108,337	$95,438	$173,686
(1)See Note 17 of the Notes to the Consolidated Financial Statements for additional information related to our operating leases.
(2)The Company's general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations and Guild contracts. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2027-2031. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans' investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2031, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.
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
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The fair value of deferred compensation was $21.1 million as of December 26, 2021. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on Other Liabilities — Other.
Our liability for uncertain tax positions was approximately $7 million, including approximately $1 million of accrued interest as of December 26, 2021. Until formal resolutions are reached between us and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
The contingent consideration represents contingent payments in connection with the acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. The contingent consideration balance of $7.5 million as of December 26, 2021, is included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Consolidated Balance Sheets. See Note 8 for more information.
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

CRITICAL ACCOUNTING ESTIMATES
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
Our critical accounting estimates include our accounting for goodwill and intangibles, retirement benefits and revenue recognition. Specific risks related to our critical accounting estimates are discussed below. For a description of our related accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements.
Goodwill and Intangibles
We evaluate whether there has been an impairment of goodwill or intangible assets not amortized on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist.

(In thousands)	December 26, 2021	December 27, 2020
Goodwill	$166,360	$171,657
Intangibles	$14,246	$16,298
Total assets	$2,564,108	$2,307,689
Percentage of goodwill and intangibles to total assets	7%	8%
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
We test intangible assets that are not amortized (i.e., trade names) for impairment at the asset level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine that it is more likely than not that the intangible asset is impaired, we perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. We recognized a de minimis impairment in 2020 and 2019 related to the closure of HelloSociety and Fake Love digital marketing agencies.
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
P. 50 – THE NEW YORK TIMES COMPANY

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
For the 2021 annual impairment testing, based on our qualitative assessment, we concluded that goodwill and intangible assets are not impaired.
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
The table below includes the liability for all of these plans.

(In thousands)	December 26, 2021	December 27, 2020
Pension and other postretirement liabilities (includes current portion)	$363,445	$397,918
Total liabilities	$1,023,383	$979,578
Percentage of pension and other postretirement liabilities to total liabilities	35.5%	40.6%
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
The funded status of our qualified and non-qualified pension plans as of December 26, 2021, is as follows:

	December 26, 2021
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,475,764	$239,190	$1,714,954
Fair value of plan assets	1,550,078	—	1,550,078
Pension asset/obligation, net	$74,314	$(239,190)	$(164,876)
We made contributions of approximately $9 million to the APP in 2021. We expect contributions made to satisfy minimum funding requirements to total approximately $10 million in 2022.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 3.75% at the beginning of 2021. Our plan assets had an average rate of return of approximately 1.91% in 2021 and an average annual return of approximately 13.65% over the three-year period 2019-2021. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
P. 52 – THE NEW YORK TIMES COMPANY

The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2022 expected long-term rate of return to be 3.75%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2021, pension expense would have increased by approximately $7 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 2.94% for our qualified plans and 2.81% for our non-qualified plans as of December 26, 2021.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2021, pension expense would have decreased by approximately $0.3 million and our pension obligation would have increased by approximately $108 million as of December 26, 2021.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $70 million as of December 26, 2021. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
THE NEW YORK TIMES COMPANY – P. 53

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:
•Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of approximately $9 million in the market value of our marketable debt securities as of December 26, 2021, and December 27, 2020. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
THE NEW YORK TIMES COMPANY 2021 FINANCIAL REPORT
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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2021, 2020 and 2019. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 57.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of the Company’s internal control over financial reporting as of December 26, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report on the Company’s internal control over financial reporting is included on Page 59 in this Annual Report on Form 10-K.
P. 56 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company (the Company) as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2021, and the related notes and the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2021 Annual Report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company at December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), The New York Times Company's internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
At December 26, 2021, the aggregate defined benefit pension obligation was $1,715 million which exceeded the fair value of pension plan assets of $1,550 million, resulting in an unfunded defined benefit pension obligation of $165 million. As discussed in Note 2, the Company makes significant subjective judgments about a number of actuarial assumptions, which include discount rates and long-term return on plan assets.
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
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and testing the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the components of the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions, and other. In addition, we involved actuarial specialists to assist in evaluating the key assumptions. To evaluate the discount rate, we independently developed yield curves reflecting an independently selected subset of bonds. In addition, we discounted the plans’ projected benefit cash outlays with independently developed yield curves and compared these results to the defined benefit pension obligation. To evaluate the expected return on plan assets, we independently calculated a range of returns for each class of plan investments and based on the investment allocations compared the results to the Company’s selected long-term rate of return.

/s/ Ernst & Young LLP
We have served as The New York Times Company’s auditor since 2007.

New York, New York
February 23, 2022

P. 58 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The New York Times Company
Opinion on Internal Control over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of The New York Times Company as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2021, and the related notes and the financial statement schedule listed at Item 15(A)(2) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
February 23, 2022
P. 60 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 26, 2021	December 27, 2020
Assets
Current assets
Cash and cash equivalents	$319,973	$286,079
Short-term marketable securities	341,075	309,080
Accounts receivable (net of allowances of $12,374 in 2021 and $13,797 in 2020)	232,908	183,692
Prepaid expenses	33,199	29,487
Other current assets	25,553	27,497
Total current assets	952,708	835,835
Long-term marketable securities	413,380	286,831
Property, plant and equipment:
Equipment	426,912	470,505
Buildings, building equipment and improvements	723,850	722,122
Software	72,600	173,046
Land	106,128	105,710
Assets in progress	23,099	9,282
Total, at cost	1,352,589	1,480,665
Less: accumulated depreciation and amortization	(777,637)	(886,149)
Property, plant and equipment, net	574,952	594,516
Goodwill	166,360	171,657
Deferred income taxes	95,800	99,518
Miscellaneous assets	360,908	319,332
Total assets	$2,564,108	$2,307,689
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 61

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 26, 2021	December 27, 2020
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$127,073	$123,157
Accrued payroll and other related liabilities	166,464	121,159
Unexpired subscriptions revenue	119,296	105,346
Accrued expenses and other	146,319	137,086
Total current liabilities	559,152	486,748
Other liabilities
Pension benefits obligation	295,104	326,555
Postretirement benefits obligation	36,086	38,690
Other	133,041	127,585
Total other liabilities	464,231	492,830
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2021 – 175,971,801; 2020 – 175,308,672 (including treasury shares: 2021 – 8,870,801; 2020 – 8,870,801)	17,597	17,531
Class B – convertible – authorized and issued shares: 2021 – 781,724; 2020 – 781,724 (including treasury shares: 2021 – none; 2020 – none)	78	78
Additional paid-in capital	230,115	216,714
Retained earnings	1,845,343	1,672,586
Common stock held in treasury, at cost	(171,211)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	3,754	8,386
Funded status of benefit plans	(385,680)	(421,698)
Unrealized (loss)/gain on available-for-sale securities	(1,276)	3,131
Total accumulated other comprehensive loss, net of income taxes	(383,202)	(410,181)
Total New York Times Company stockholders’ equity	1,538,720	1,325,517
Noncontrolling interest	2,005	2,594
Total stockholders’ equity	1,540,725	1,328,111
Total liabilities and stockholders’ equity	$2,564,108	$2,307,689
See Notes to the Consolidated Financial Statements.
P. 62 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Revenues
Subscription	$1,362,115	$1,195,368	$1,083,851
Advertising	497,536	392,420	530,678
Other	215,226	195,851	197,655
Total revenues	2,074,877	1,783,639	1,812,184
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,039,568	959,312	988,159
Sales and marketing	294,947	228,993	272,626
Product development	160,871	133,384	106,415
General and administrative	250,124	223,558	206,778
Depreciation and amortization	57,502	62,136	60,661
Total operating costs	1,803,012	1,607,383	1,634,639
Restructuring charge	—	—	4,008
Gain from pension liability adjustment	—	—	(2,045)
Lease termination charge	3,831	—	—
Operating profit	268,034	176,256	175,582
Other components of net periodic benefit costs	10,478	89,154	7,302
Gain from joint ventures	—	5,000	—
Interest income/(expense) and other, net	32,945	23,330	(3,820)
Income from continuing operations before income taxes	290,501	115,432	164,460
Income tax expense	70,530	14,595	24,494
Net income	219,971	100,837	139,966
Net income attributable to the noncontrolling interest	—	(734)	—
Net income attributable to The New York Times Company common stockholders	$219,971	$100,103	$139,966
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$219,971	$100,103	$139,966
Net income	$219,971	$100,103	$139,966
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 63

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 26, 2021	December 27, 2020	December 29, 2019
Average number of common shares outstanding:
Basic	167,929	166,973	166,042
Diluted	168,533	168,038	167,545
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.31	$0.60	$0.84
Net income	$1.31	$0.60	$0.84
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.31	$0.60	$0.83
Net income	$1.31	$0.60	$0.83
Dividends declared per share	$0.28	$0.24	$0.20
See Notes to the Consolidated Financial Statements.

P. 64 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Net income	$219,971	$100,837	$139,966
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments-(loss)/income	(6,328)	6,763	(1,684)
Pension and postretirement benefits obligation	49,250	105,660	28,987
Net unrealized (loss)/gain on available-for-sale securities	(6,025)	3,497	3,624
Other comprehensive income, before tax	36,897	115,920	30,927
Income tax expense	9,918	31,125	8,179
Other comprehensive income, net of tax	26,979	84,795	22,748
Comprehensive income	246,950	185,632	162,714
Comprehensive income attributable to the noncontrolling interest	—	(734)	—
Comprehensive income attributable to The New York Times Company common stockholders	$246,950	$184,898	$162,714
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 65

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 30, 2018	$17,396	$206,316	$1,506,004	$(171,211)	$(517,724)	$1,040,781	$1,860	$1,042,641
Net income	—	—	139,966	—	—	139,966	—	139,966
Dividends	—	—	(33,312)	—	—	(33,312)	—	(33,312)
Other comprehensive income	—	—	—	—	22,748	22,748	—	22,748
Issuance of shares:
Stock options – 419,160 Class A shares	42	4,478	—	—	—	4,520	—	4,520
Restricted stock units vested – 246,599 Class A shares	24	(3,750)	—	—	—	(3,726)	—	(3,726)
Performance-based awards – 418.491 Class A shares	42	(11,964)	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	12,948	—	—	—	12,948	—	12,948
Balance, December 29, 2019	17,504	208,028	1,612,658	(171,211)	(494,976)	1,172,003	1,860	1,173,863
Net income	—	—	100,103	—	—	100,103	734	100,837
Dividends	—	—	(40,175)	—	—	(40,175)	—	(40,175)
Other comprehensive income	—	—	—	—	84,795	84,795	—	84,795
Issuance of shares:
Stock options – 644,268 Class A shares	65	6,006	—	—	—	6,071	—	6,071
Restricted stock units vested – 142,958 Class A shares	14	(3,933)	—	—	—	(3,919)	—	(3,919)
Performance-based awards – 257,098 Class A shares	26	(7,852)	—	—	—	(7,826)	—	(7,826)
Stock-based compensation	—	14,465	—	—	—	14,465	—	14,465
Balance, December 27, 2020	17,609	216,714	1,672,586	(171,211)	(410,181)	1,325,517	2,594	1,328,111
Net income	—	—	219,971	—	—	219,971	—	219,971
Dividends	—	—	(47,214)	—	—	(47,214)	—	(47,214)
Other comprehensive income	—	—	—	—	26,979	26,979	—	26,979
Issuance of shares:
Stock options – 324,460 Class A shares	33	2,421	—	—	—	2,454	—	2,454
Restricted stock units vested – 196,416 Class A shares	19	(5,288)	—	—	—	(5,269)	—	(5,269)
Performance-based awards – 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	22,215	—	—	—	22,215	—	22,215
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
See Notes to the Consolidated Financial Statements.
P. 66 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Cash flows from operating activities
Net income	$219,971	$100,837	$139,966
Adjustments to reconcile net income to net cash provided by operating activities:
Pension settlement expense	—	80,641	—
Depreciation and amortization	57,502	62,136	60,661
Lease termination charge	3,831	—	—
Amortization of right of use asset	9,488	8,568	7,384
Stock-based compensation expense	22,215	14,437	12,948
Gain from joint ventures	—	(5,000)	—
Deferred income taxes	(6,358)	(16,043)	4,242
Gain on non-marketable equity investment	(27,156)	(10,074)	(1,886)
Change in long-term retirement benefit obligations	(19,222)	(17,166)	(22,914)
Fair market value adjustment on life insurance products	118	(578)	(3,461)
Uncertain tax positions	—	(644)	(4,627)
Other – net	3,210	706	700
Changes in operating assets and liabilities:
Accounts receivable – net	(49,216)	29,710	9,062
Other current assets	(5,289)	8,960	(3,355)
Accounts payable, accrued payroll and other liabilities	46,054	24,516	(13,197)
Unexpired subscriptions	13,950	16,927	4,375
Net cash provided by operating activities	269,098	297,933	189,898
Cash flows from investing activities
Purchases of marketable securities	(763,425)	(632,364)	(572,337)
Maturities/disposals of marketable securities	593,465	491,128	707,632
Business acquisitions	—	(33,085)	—
Proceeds from investments	20,074	6,841	85
Capital expenditures	(34,637)	(34,451)	(45,441)
Other - net	3,716	2,851	3,273
Net cash (used) in/provided by investing activities	(180,807)	(199,080)	93,212
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	—	—	(252,559)
Dividends paid	(45,337)	(38,437)	(31,604)
Payment of contingent consideration	(862)	(862)	—
Capital shares:
Stock issuances	2,454	6,071	4,520
Share-based compensation tax withholding	(11,202)	(11,745)	(15,648)
Net cash used in financing activities	(54,947)	(44,973)	(295,291)
Net increase/(decrease) in cash, cash equivalents and restricted cash	33,344	53,880	(12,181)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,002)	566	(100)
Cash, cash equivalents and restricted cash at the beginning of the year	301,964	247,518	259,799
Cash, cash equivalents and restricted cash at the end of the year	$334,306	$301,964	$247,518
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 67

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Cash payments
Interest, net of capitalized interest	$546	$508	$28,049
Income tax payments – net	$66,443	$24,382	$30,407
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
Fiscal Year
Fiscal years 2021, 2020 and 2019 each comprised 52 weeks, and ended as of December 26, 2021, December 27, 2020, and December 29, 2019, respectively.
In December 2021, the Board of Directors approved a resolution to change the Company’s fiscal year from a 52/53 week fiscal year ending the last Sunday of December to a calendar year. Accordingly, the Company’s 2022 fiscal year, which commenced December 27, 2021, will be extended from December 25, 2022, to December 31,2022, and subsequent fiscal years will begin on January 1 and end on December 31 of each year.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Marketable Securities
We have investments in marketable debt securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term, unless we identified specific securities we intend to sell within the next 12 months. The Company’s marketable securities are accounted for as available for sale (“AFS”).
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
THE NEW YORK TIMES COMPANY – P. 69

exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 26, 2021, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
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
P. 70 – THE NEW YORK TIMES COMPANY

payments within operating activities in the statement of cash flows. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We evaluate right-of-use assets for impairment consistent with our property, plant and equipment policy. There were no impairments of right-of-use assets in 2021.
Lessor activities
Our leases to third parties predominantly relate to office space in our leasehold condominium interest in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”). We determine if an arrangement is a lease at inception. Office space leases are operating leases and generally include options to extend the term of the lease. Our leases do not include variable payments based on index or rate. We do not separate the lease and non-lease components in a contract. The non-lease components predominantly include charges for utilities usage and other operating expenses estimated based on the proportionate share of the rental space of each lease.
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
We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy. There were no impairments of assets leased to third parties in 2021.
Goodwill and Intangibles
Goodwill is the excess of cost over the fair value of tangible and intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.
We test goodwill for impairment at a reporting unit level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment test (formerly “Step 1”). For the 2021 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
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
We test intangible assets that are not amortized (i.e., trade names) for impairment at the asset level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine that it is more likely than not that the intangible asset is impaired, we perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset. We recognized a de minimis impairment in 2020 and 2019 related to the closure of HelloSociety and Fake Love digital marketing agencies.
Intangible assets that are amortized (i.e., customer lists, non-competes, etc.) are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (1) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (2) is greater than its fair value.
THE NEW YORK TIMES COMPANY – P. 71

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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $24 million and $23 million as of December 26, 2021, and December 27, 2020, respectively.
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
P. 72 – THE NEW YORK TIMES COMPANY

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
Proceeds from subscription revenues are deferred at the time of sale and are recognized on a pro rata basis over the terms of the subscriptions. Payment is typically due upfront and the revenue is recognized ratably over the subscription period. The deferred proceeds are recorded within Unexpired subscriptions revenue in the Consolidated Balance Sheet. Revenue from single-copy sales of our print products is recognized based on date of publication, net of provisions for related returns. Payment for single-copy sales is typically due upon complete satisfaction of our performance obligations. The Company does not have significant financing components or significant payment terms as we only offer industry standard payment terms to our customers.
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
In the case of our digital archive licensing contracts, the transaction price is allocated among the performance obligations, which consist of (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations, as they are currently not sold separately.
In the case of our advertising contracts, we may have performance obligations for future services that have not been recognized in our financial statements. The performance obligations are satisfied over time with revenue recognized ratably over the contract term as the advertising services are provided to the customer.
THE NEW YORK TIMES COMPANY – P. 73

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
P. 74 – THE NEW YORK TIMES COMPANY

Earnings/(Loss) Per Share
As the Company has participating securities, we compute earnings per share based upon the lower of the two-class method or the treasury stock method. The two-class method is an earnings allocation method for computing earnings/(loss) per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines earnings/(loss) per share based on dividends declared on common stock and participating securities (i.e., distributed earnings), as well as participation rights of participating securities in any undistributed earnings.
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
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2019-12	Simplifying the Accounting for Income Taxes (Topic 740)	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.	Simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this guidance on December 28, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the following topics:

Accounting Standard Update(s)	Topic	Effective Period	Summary
2021-08	Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted.
Requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. We are currently in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

THE NEW YORK TIMES COMPANY – P. 75

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
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads, and it is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenues are primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Our digital advertising offerings include solutions that use proprietary first-party data — rather than third-party data — to generate predictive insights and help inform our clients’ advertising strategies while leveraging our audiences in privacy-forward ways. Other digital advertising includes advertising revenues generated by open-market programmatic advertising, creative services fees associated with branded content, advertisements appearing on our Wirecutter product and classified advertising. Print advertising includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, television and film, our student subscription sponsorship program and our live events business.
Subscription, advertising and other revenues were as follows:

	Years Ended
(In thousands)	December 26, 2021	As % of total	December 27, 2020	As % of total	December 29, 2019	As % of total
Subscription	$1,362,115	65.6%	$1,195,368	67.0%	$1,083,851	59.8%
Advertising	497,536	24.0%	392,420	22.0%	530,678	29.3%
Other (1)	215,226	10.3%	195,851	11.0%	197,655	10.9%
Total	$2,074,877	100.0%	$1,783,639	100.0%	$1,812,184	100.0%
(1) Other revenue includes building rental revenue, which is not under the scope of Topic 606. Building rental revenue was approximately $27 million, $29 million and $31 million for the years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively.

P. 76 – THE NEW YORK TIMES COMPANY

The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the years ended December 26, 2021, December 27, 2020, and December 29, 2019:

	Years Ended
(In thousands)	December 26, 2021	As % of total	December 27, 2020	As % of total	December 29, 2019	As % of total
Digital-only subscription revenues:
News product subscription revenues(1)	$693,994	50.9%	$543,578	45.5%	$426,125	39.3%
Other product subscription revenues(2)	79,888	5.9%	54,702	4.6%	34,327	3.2%
Subtotal digital-only subscriptions	773,882	56.8%	598,280	50.0%	460,452	42.5%
Print subscription revenues
Domestic home delivery subscription revenues(3)	529,039	38.8%	528,970	44.3%	524,543	48.4%
Single-copy, NYT International and other subscription revenues(4)	59,194	4.4%	68,118	5.7%	98,856	9.1%
Subtotal print subscription revenues	588,233	43.2%	597,088	50.0%	623,399	57.5%
Total subscription revenues	$1,362,115	100.0%	1,195,368	100.0%	$1,083,851	100.0%
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
(3) Includes access to the Company’s digital news, Games, Cooking and Wirecutter products.
(4) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues for the years ended December 26, 2021, December 27, 2020, and December 29, 2019:

	Years Ended
(In thousands)	December 26, 2021	As % of total	December 27, 2020	As % of total	December 29, 2019	As % of total
Advertising revenues
Digital	$308,616	62.0%	$228,594	58.3%	$260,454	49.1%
Print	188,920	38.0%	163,826	41.7%	270,224	50.9%
Total advertising	$497,536	100.0%	$392,420	100.0%	$530,678	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of December 26, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $123 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $42 million, $20 million, and $61 million will be recognized in 2022, 2023 and thereafter through 2029, respectively.
Contract Assets
As of December 26, 2021, and December 27, 2020, the Company had $3.4 million and $1.8 million, respectively, in contract assets recorded in the Consolidated Balance Sheet related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
THE NEW YORK TIMES COMPANY – P. 77

4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $1.7 million and $4.3 million of net unrealized losses and gains, respectively, in Accumulated Other Comprehensive Income (“AOCI”) as of December 26, 2021, and December 27, 2020, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 26, 2021, and December 27, 2020:

	December 26, 2021
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$148,899	$692	$(43)	$149,548
Corporate debt securities	107,158	245	(69)	107,334
Certificates of deposit	55,551	—	—	55,551
Commercial paper	21,145	—	—	21,145
Municipal securities	3,999	—	(2)	3,997
U.S. governmental agency securities	3,500	—	—	3,500
Total short-term AFS securities	$340,252	$937	$(114)	$341,075
Long-term AFS securities
Corporate debt securities	$242,764	$149	$(1,858)	$241,055
U.S. Treasury securities	119,695	—	(549)	119,146
U.S. governmental agency securities	39,498	—	(252)	39,246
Municipal securities	13,994	—	(61)	13,933
Total long-term AFS securities	$415,951	$149	$(2,720)	$413,380

	December 27, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$79,467	$39	$(3)	$79,503
Corporate debt securities	129,805	504	(8)	130,301
Certificates of deposit	36,525	—	—	36,525
Commercial paper	37,580	—	—	37,580
U.S. governmental agency securities	25,113	61	(3)	25,171
Total short-term AFS securities	$308,490	$604	$(14)	$309,080
Long-term AFS securities
Corporate debt securities	$134,296	$1,643	$(5)	$135,934
U.S. Treasury securities	95,511	2,054	—	97,565
U.S. governmental agency securities	48,342	19	(13)	48,348
Municipal securities	4,994	—	(10)	4,984
Total long-term AFS securities	$283,143	$3,716	$(28)	$286,831
P. 78 – THE NEW YORK TIMES COMPANY

The following tables present the AFS securities as of December 26, 2021, and December 27, 2020, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 26, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
U.S. Treasury securities	$61,018	$(43)	$—	$—	$61,018	$(43)
Corporate debt securities	53,148	(69)	—	—	53,148	(69)
Municipal securities	1,998	(2)	—	—	1,998	(2)
Total short-term AFS securities	$116,164	$(114)	$—	$—	$116,164	$(114)
Long-term AFS securities
Corporate debt securities	$224,022	$(1,858)	$—	$—	$224,022	$(1,858)
U.S. Treasury securities	119,146	(549)	—	—	119,146	(549)
U.S. governmental agency securities	39,246	(252)	—	—	39,246	(252)
Municipal securities	13,933	(61)	—	—	13,933	(61)
Total long-term AFS securities	$396,347	$(2,720)	$—	$—	$396,347	$(2,720)

	December 27, 2020
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
U.S. Treasury securities	$20,133	$(3)	$—	$—	$20,133	$(3)
Corporate debt securities	33,735	(8)	—	—	33,735	(8)
U.S. governmental agency securities	4,999	(2)	8,749	(1)	13,748	(3)
Total short-term AFS securities	$58,867	$(13)	$8,749	$(1)	$67,616	$(14)
Long-term AFS securities
Corporate debt securities	$6,717	$(5)	$—	$—	$6,717	$(5)
U.S. governmental agency securities	26,236	(13)	—	—	26,236	(13)
Municipal securities	4,984	(10)	—	—	4,984	(10)
Total long-term AFS securities	$37,937	$(28)	$—	$—	$37,937	$(28)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs. See Note 2 for factors we consider when assessing AFS securities for recognition of losses or allowance for credit losses.
As of December 26, 2021, and December 27, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 26, 2021, and December 27, 2020, we have no realized losses or allowance for credit losses related to AFS securities.
As of December 26, 2021, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 35 months, respectively. See Note 8 for additional information regarding the fair value hierarchy of our marketable securities.
THE NEW YORK TIMES COMPANY – P. 79

5. Goodwill and Intangibles
During the first quarter of 2020, the Company acquired Listen In Audio, Inc., a company that transforms journalism articles into audio that is made available in a subscription-based product named “Audm,” in an all-cash transaction. We paid $8.6 million (consisting of an $8.0 million cash payment and a $0.6 million note receivable previously issued by the Company, which was canceled at the close of the transaction) and entered into agreements that will likely require retention payments over the three years following the acquisition. The Company allocated the purchase price for this acquisition based on the valuation of assets acquired and liabilities assumed, resulting in allocations primarily to goodwill of $5.8 million and intangibles of $2.7 million in the second quarter of 2020. The carrying amount of the intangible asset related to this acquisition has been included in Miscellaneous assets in our Consolidated Balance Sheets. The estimated useful life for this asset is 8 years and it is amortized on a straight-line basis.
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
The changes in the carrying amount of goodwill as of December 26, 2021, and since December 29, 2019, were as follows:

(In thousands)	Total Company
Balance as of December 29, 2019	$138,674
Business acquisitions	27,269
Measurement period adjustment(1)	(400)
Foreign currency translation	6,114
Balance as of December 27, 2020	171,657
Foreign currency translation	(5,297)
Balance as of December 26, 2021	$166,360
(1) Includes measurement period adjustment related to deferred tax asset in connection with Listen In Audio, Inc. acquisition.
The foreign currency translation line item in AOCI reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of December 26, 2021, the aggregate carrying amount of intangible assets of $14.2 million, which includes an indefinite-lived intangible of $9.0 million, is recorded in Miscellaneous assets in our Consolidated Balance Sheets. Finite intangible assets have the estimated useful lives from 5 to 8 years and are amortized on a straight-line basis.

P. 80 – THE NEW YORK TIMES COMPANY

6. Investments
Investments in Joint Ventures
As of December 26, 2021, and December 27, 2020, the value of our investments in joint ventures was zero. Our proportionate shares of the operating results of our investments are recorded in Gain from joint ventures in our Consolidated Statements of Operations.
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
In 2020, we had a gain from joint ventures of $5.0 million, which was primarily due to our proportionate share of a distribution received from the pending liquidation of Madison. In 2021 and 2019, we had no gain/(loss) or distributions from joint ventures.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income/(expense) and other, net.
As of December 26, 2021, and December 27, 2020, non-marketable equity securities included in Miscellaneous assets in our Consolidated Balance Sheets had a carrying value of $27.9 million and $20.9 million, respectively. The carrying value includes $15.3 million of unrealized gains as of December 26, 2021.
In 2021 and 2020, we recorded gains of $27.2 million and $10.1 million, respectively, related to non-marketable equity investment transactions. These gains consist of (i) $15.2 million and $2.5 million realized gains in 2021 and 2020, respectively, due to the partial sale of the investment and (ii) $12.0 million and $7.6 million unrealized gains in 2021 and 2020, respectively, due to the mark to market of the remaining investment. These realized and unrealized gains are included in Interest income/(expense) and other, net in our Consolidated Statements of Operations.
We did not have any material fair value adjustments in 2019.
7. Other
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Consolidated Statements of Operations was $9.1 million, $14.7 million and $17.0 million for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively. The unamortized computer software costs were $13.6 million and $18.9 million as of December 26, 2021, and December 27, 2020, respectively.
Marketing Expenses
Marketing expense, the cost to promote our brand and our products, was $199.7 million, $135.9 million and $167.9 million for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively. Media expense, the primary component of marketing expense, which represents the cost to promote our subscription business was $187.3 million, $129.6 million and $156.9 million for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively. We expense these costs as incurred.
THE NEW YORK TIMES COMPANY – P. 81

Interest income/(expense) and other, net
Interest income/(expense) and other, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Interest income and other expense, net	$6,558	$13,983	$19,694
Gain on non-marketable equity investment (1)	27,156	10,074	1,886
Interest expense	(780)	(757)	(26,928)
Amortization of debt costs and discount on debt	—	—	1,459
Capitalized interest	11	30	69
Total interest income/(expense) and other, net (2)	$32,945	$23,330	$(3,820)
(1) Represents gains related to a non-marketable equity investment transactions.
(2) The twelve months ended December 29, 2019, includes the amortization of debt costs and discount on debt relating to the Company’s leasehold condominium interest in the Company’s headquarters building, which was repurchased as of December 29, 2019.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 26, 2021, and December 27, 2020, from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 26, 2021	December 27, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$319,973	$286,079
Restricted cash included within other current assets	—	686
Restricted cash included within miscellaneous assets	14,333	15,199
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$334,306	$301,964
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
As of December 26, 2021, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
P. 82 – THE NEW YORK TIMES COMPANY

Severance Costs
We recognized severance costs of $0.9 million, $6.6 million and $4.0 million for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019, respectively. Severance costs recognized were largely related to workforce reductions primarily affecting our advertising department. These costs are recorded in General and administrative costs in our Consolidated Statements of Operations.
We had a severance liability of $2.1 million and $5.0 million included in Accrued expenses and other in our Consolidated Balance Sheets as of December 26, 2021, and December 27, 2020, respectively. We anticipate the 2021 payments will be made within the next twelve months.
Property, Plant and Equipment Retirement
During the years ended December 26, 2021, and December 27, 2020, as part of its annual assets review, the Company retired assets that were no longer in use with a cost of approximately $161.0 million and $123.0 million, respectively. The retirements in 2021 were comprised mostly of software of $103.9 million and equipment of $45.4 million. The retirements in 2020 were comprised mostly of software of $69.5 million and equipment of $49.9 million. As a result of the retirements, the Company recorded de minimis write-offs, which are reflected in General and administrative costs in our Consolidated Statements of Operations.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 26, 2021, and December 27, 2020, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
THE NEW YORK TIMES COMPANY – P. 83

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2021, and December 27, 2020:

(In thousands)	December 26, 2021				December 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
U.S Treasury securities	$149,548	$—	$149,548	$—	$79,503	$—	$79,503	$—
Corporate debt securities	107,334	—	107,334	—	130,301	—	130,301	—
Certificates of deposit	55,551	—	55,551	—	36,525	—	36,525	—
Commercial paper	21,145	—	21,145	—	37,580	—	37,580	—
Municipal securities	3,997	—	3,997	—	—	—	—	—
U.S. governmental agency securities	3,500	—	3,500	—	25,171	—	25,171	—
Total short-term AFS securities	$341,075	$—	$341,075	$—	$309,080	$—	$309,080	$—
Long-term AFS securities(1)
Corporate debt securities	$241,055	$—	$241,055	$—	$135,934	$—	$135,934	$—
U.S Treasury securities	119,146	—	119,146	—	97,565	—	97,565	—
U.S. governmental agency securities	39,246	—	39,246	—	48,348	—	48,348	—
Municipal securities	13,933	—	13,933	—	4,984	—	4,984	—
Total long-term AFS securities	$413,380	$—	$413,380	$—	$286,831	$—	$286,831	$—
Liabilities:
Deferred compensation(2)(3)	$21,101	$21,101	$—	$—	$22,245	$22,245	$—	$—
Contingent consideration	$7,450	$—	$—	$7,450	$8,431	$—	$—	$8,431
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
(3) The Company invests the deferred compensation balance in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $52.5 million as of December 26, 2021, and $49.2 million as of December 27, 2020. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.
Level 3 Liabilities
The contingent consideration liability is related to the 2020 acquisition of substantially all the assets and certain liabilities of Serial and represents contingent payments based on the achievement of certain operational targets, as defined in the acquisition agreement, over the five years following the acquisition. The Company estimated the fair value using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. As the fair value is based on significant unobservable inputs, this is a Level 3 liability.
P. 84 – THE NEW YORK TIMES COMPANY

The following table presents the changes in the balance of the contingent consideration during the year ended December 26, 2021, and December 27, 2020:

(In thousands)	December 26, 2021	December 27, 2020
Balance at the beginning of the period	$8,431	$9,293
Payments	(862)	(862)
Fair value adjustments (1)	(119)	—
Contingent consideration at the end of the period	$7,450	$8,431
(1) Fair value adjustments are included in General and administrative expenses in our Condensed Consolidated Statements of Operations.

The remaining contingent consideration balances as of December 26, 2021, and December 27, 2020, of $7.5 million and $8.4 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Consolidated Balance Sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, intangible assets, property, plant and equipment and certain investments are recognized at fair value on a non-recurring basis. These assets are measured at fair value if an impairment charge is recognized. Goodwill and intangible assets are initially recorded at fair value in purchase accounting. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. We recognized a de minimis impairment of intangibles assets in 2020 and 2019 related to the closure of our digital marketing agencies. There was no impairment recognized in 2021.
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
Net Periodic Pension Cost/(Income)
The components of net periodic pension cost/(income) were as follows:

	December 26, 2021			December 27, 2020			December 29, 2019
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$9,105	$95	$9,200	$10,429	$119	$10,548	$5,113	$118	$5,231
Interest cost	30,517	4,352	34,869	43,710	6,601	50,311	58,835	8,420	67,255
Expected return on plan assets	(50,711)	—	(50,711)	(67,146)	—	(67,146)	(80,877)	—	(80,877)
Amortization and other costs	20,225	7,275	27,500	21,887	6,072	27,959	18,639	4,381	23,020
Amortization of prior service (credit)/cost	(1,945)	55	(1,890)	(1,945)	51	(1,894)	(1,945)	13	(1,932)
Effect of settlement/curtailment	—	(163)	(163)	80,641	(562)	80,079	—	(373)	(373)
Net periodic pension cost/(income)	$7,191	$11,614	$18,805	$87,576	$12,281	$99,857	$(235)	$12,559	$12,324

THE NEW YORK TIMES COMPANY – P. 85

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
Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Net actuarial gain	$(25,585)	$(4,172)	$(10,292)
Prior service cost	—	—	706
Amortization of loss	(27,500)	(27,959)	(23,020)
Amortization of prior service credit	1,890	1,894	1,932
Effect of settlement	—	(80,641)	—
Total recognized in other comprehensive income	(51,195)	(110,878)	(30,674)
Net periodic pension cost	18,805	99,857	12,324
Total recognized in net periodic pension benefit cost and other comprehensive income	$(32,390)	$(11,021)	$(18,350)
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $33 million for 2021 and $27 million for 2020 and 2019, respectively.

P. 86 – THE NEW YORK TIMES COMPANY

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 26, 2021			December 27, 2020
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,549,012	$259,593	$1,808,605	$1,660,287	$247,748	$1,908,035
Service cost	9,105	95	9,200	10,429	119	10,548
Interest cost	30,517	4,352	34,869	43,710	6,601	50,311
Actuarial (gain)/loss	(42,883)	(7,762)	(50,645)	153,136	21,152	174,288
Curtailments	—	(163)	(163)	—	(562)	(562)
Settlements	—	—	—	(236,282)	—	(236,282)
Benefits paid	(69,987)	(16,818)	(86,805)	(82,268)	(15,609)	(97,877)
Effects of change in currency conversion	—	(107)	(107)	—	144	144
Benefit obligation at end of year	1,475,764	239,190	1,714,954	1,549,012	259,593	1,808,605
Change in plan assets
Fair value of plan assets at beginning of year	1,585,221	—	1,585,221	1,648,667	—	1,648,667
Actual return on plan assets	25,651	—	25,651	245,606	—	245,606
Employer contributions	9,193	16,818	26,011	9,498	15,609	25,107
Settlements	—	—	—	(236,282)	—	(236,282)
Benefits paid	(69,987)	(16,818)	(86,805)	(82,268)	(15,609)	(97,877)
Fair value of plan assets at end of year	1,550,078	—	1,550,078	1,585,221	—	1,585,221
Net amount recognized	$74,314	$(239,190)	$(164,876)	$36,209	$(259,593)	$(223,384)
Amount recognized in the Consolidated Balance Sheets
Noncurrent Assets	$87,601	$—	$87,601	$54,950	$—	$54,950
Current liabilities	—	(16,669)	(16,669)	—	(16,990)	(16,990)
Noncurrent liabilities	(13,287)	(222,521)	(235,808)	(18,741)	(242,603)	(261,344)
Net amount recognized	$74,314	$(239,190)	$(164,876)	$36,209	$(259,593)	$(223,384)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$426,874	$122,660	$549,534	$464,922	$137,697	$602,619
Prior service credit	(12,952)	587	(12,365)	(14,897)	642	(14,255)
Total	$413,922	$123,247	$537,169	$450,025	$138,339	$588,364
Benefit obligations decreased from $1.8 billion at December 27, 2020, to $1.7 billion at December 26, 2021, primarily due to benefit payments of $86.8 million and actuarial gains of $50.6 million. The actuarial gains were primarily driven by an increase in the discount rate.
Benefit obligations decreased from $1.9 billion at December 29, 2019, to $1.8 billion at December 27, 2020, primarily due to the previously discussed settlement transaction of $236.3 million, partially offset by actuarial losses
THE NEW YORK TIMES COMPANY – P. 87

of $174.3 million. The actuarial losses were primarily driven by a decrease in the discount rate, partially offset by updating the latest mortality improvement scale.
The accumulated benefit obligation for all pension plans was $1.7 billion and $1.8 billion as of December 26, 2021, and December 27, 2020, respectively.
Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

(In thousands)	December 26, 2021	December 27, 2020
Projected benefit obligation	$348,831	$364,272
Accumulated benefit obligation	$338,346	$349,429
Fair value of plan assets	$96,354	$85,938

Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 26, 2021	December 27, 2020
Discount rate	2.94%	2.64%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the APP that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 26, 2021	December 27, 2020	December 29, 2019
Discount rate for determining projected benefit obligation	2.64%	3.30%	4.43%
Discount rate in effect for determining service cost	3.87%	3.67%	3.87%
Discount rate in effect for determining interest cost	2.02%	2.70%	4.06%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	3.74%	4.59%	5.68%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 26, 2021	December 27, 2020
Discount rate	2.81%	2.39%
Rate of increase in compensation levels	2.50%	2.50%
The rate of increase in compensation levels is applicable only for the foreign plan that has not been frozen.
P. 88 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 26, 2021	December 27, 2020	December 29, 2019
Discount rate for determining projected benefit obligation	2.39%	3.17%	4.35%
Discount rate in effect for determining interest cost	1.74%	2.78%	3.94%
Rate of increase in compensation levels	2.50%	2.50%	2.50%
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
Asset Allocation Guidelines
In accordance with our asset allocation strategy, investments are categorized into liability-hedging assets whose value is highly correlated to that of the Pension Plan’s obligations (“Liability-Hedging Assets”) or other investments, such as equities and high-yield fixed income securities, whose return over time is expected to exceed the rate of growth in the Pension Plan’s obligations (“Return-Seeking Assets”).
The proportional allocation of assets between Liability-Hedging Assets and Return-Seeking Assets is dependent on the funded status of the Pension Plan. Under our policy, for example, a funded status at 102.5% requires an allocation of total assets of 85.5% to 90.5% to Liability-Hedging Assets and 9.5% to 14.5% to Return-Seeking Assets. As
THE NEW YORK TIMES COMPANY – P. 89

the Pension Plan’s funded status increases, the allocation to Liability-Hedging Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets as of December 26, 2021:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	90%	84%
Growth Fixed Income	0%	-	15%	0%
Alternatives	0%	-	15%	12%
Cash	0%	-	10%	4%
The asset allocations by asset category for both Liability-Hedging and Return-Seeking Assets, as of December 26, 2021, were as follows:

Asset Category	Percentage Range			Actual
Liability-Hedging	85.5%	-	90.5%	87%
Public Equity	6.7%	-	13.1%	11%
Growth Fixed Income	0%	-	2%	0%
Alternatives	0%	-	2%	2%
Cash	0%	-	1%	0%
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
    The asset allocations by asset category as of December 26, 2021, were as follows:

Asset Category	Percentage Range			Actual
Hedging Assets	75%	-	90%	80%
Return-Seeking Assets	10%	-	25%	20%
Cash and Equivalents	0%	-	5%	0%
The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the APP Trustees. The APP Trustees may direct the transfer of assets between investment managers in order
P. 90 – THE NEW YORK TIMES COMPANY

to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the APP’s assets.
Fair Value of Plan Assets
The fair value of the assets underlying the Pension Plan and the joint-sponsored APP by asset category are as follows:

	December 31, 2021
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$12,739	$—	$—	$—	$12,739
International Equities	29,453	—	—	—	29,453
Registered Investment Companies	270,662	—	—	—	270,662
Common/Collective Funds(1)	—	—	—	370,042	370,042
Fixed Income Securities:
Corporate Bonds	—	710,413	—	—	710,413
U.S. Treasury and Other Government Securities	—	52,520	—	—	52,520
Municipal and Provincial Bonds	—	37,922	—	—	37,922
Other	—	36,630	—	—	36,630
Cash and Cash Equivalents	—	—	—	7,229	7,229
Private Equity	—	—	—	7,014	7,014
Hedge Fund	—	—	—	15,454	15,454
Assets at Fair Value	$312,854	$837,485	$—	$399,739	$1,550,078
(1)The underlying assets of the common/collective funds primarily consist of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
THE NEW YORK TIMES COMPANY – P. 91

	Fair Value Measurement at December 31, 2020
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$28,002	$—	$—	$—	$28,002
International Equities	34,025	—	—	—	34,025
Mutual Funds	29,011	—	—	—	29,011
Registered Investment Companies(3)	238,737	—	—	—	238,737
Common/Collective Funds(1) (3)	—	—	—	471,629	471,629
Fixed Income Securities:
Corporate Bonds	—	646,330	—	—	646,330
U.S. Treasury and Other Government Securities	—	42,111	—	—	42,111
Municipal and Provincial Bonds	—	40,150	—	—	40,150
Other	—	10,693	—	—	10,693
Cash and Cash Equivalents	—	—	—	5,481	5,481
Private Equity	—	—	—	9,770	9,770
Hedge Fund	—	—	—	29,282	29,282
Assets at Fair Value	$329,775	$739,284	$—	$516,162	$1,585,221
(1)The underlying assets of the common/collective funds primarily consist of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
(3)Certain prior year amounts have been reclassified to conform with current period presentation.
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
Cash Flows
In 2021, we made contributions to the APP of $9.2 million. We expect contributions made to satisfy minimum funding requirements to total approximately $10 million in 2022.
P. 92 – THE NEW YORK TIMES COMPANY

The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2022	$71,255	$16,881	$88,136
2023	73,585	16,686	90,271
2024	75,700	16,445	92,145
2025	77,792	16,178	93,970
2026	79,218	15,992	95,210
2027-2031(1)	412,095	75,816	487,911
(1)While benefit payments under these plans are expected to continue beyond 2031, we have presented in this table only those benefit payments estimated over the next 10 years.
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
Our multiemployer pension plan withdrawal liability was approximately $70 million as of December 26, 2021, and approximately $76 million as of December 27, 2020. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
Our participation in significant plans for the fiscal period ended December 26, 2021, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria.
THE NEW YORK TIMES COMPANY – P. 93

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

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2021	2020		2021	2020	2019
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/21	Critical and Declining as of 1/01/20	Implemented	$364	$384	$415	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund(2)	13-6122251-001	Green as of 6/01/21	Green as of 6/01/20	N/A	912	1,010	1,014	No	3/30/2025
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Critical and Declining as of 1/01/21	Critical and Declining as of 1/01/20	Implemented	48	65	58	No	3/30/2026
Pressmen’s Publishers’ Pension Fund(3)	13-6121627-001	Green as of 4/01/21	Endangered as of 4/01/20	Pending	1,337	1,328	1,213	No	3/30/2026
Paper Handlers’-Publishers’ Pension Fund	13-6104795-001	Critical and Declining as of 4/01/21	Critical and Declining as of 4/01/20	Implemented	103	101	100	Yes	3/30/2026
Contributions for individually significant plans					$2,764	$2,888	$2,800
Contributions for a plan not individually significant					$33	$24	$—
Total Contributions					$2,797	$2,912	$2,800
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
(3)The Plan sponsor elected two provisions of funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (PRA 2010) to more slowly absorb the 2008 plan year investment loss, retroactively effective as of April 1, 2009. These included extended amortization under the prospective method and 10-year smoothing of the asset loss for the plan year beginning April 1, 2008.
The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008 through August 31, 2009.
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)
CWA/ITU Negotiated Pension Plan	12/31/2020 & 12/31/2019
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2020 & 5/31/2019(1)
Pressmen’s Publisher’s Pension Fund	3/31/2021 & 3/31/2020
Paper Handlers’-Publishers’ Pension Fund	3/31/2021 & 3/31/2020
(1) Form 5500 for the plan year ended 5/31/21 was not available as of the date we filed our financial statements.
P. 94 – THE NEW YORK TIMES COMPANY

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
Net Periodic Other Postretirement Benefit Cost/(Income)
The components of net periodic postretirement benefit cost/(income) were as follows:

(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Service cost	$53	$29	$27
Interest cost	565	1,026	1,602
Amortization and other costs	3,407	3,051	3,375
Amortization of prior service credit	(3,098)	(4,225)	(4,766)
Net periodic postretirement benefit cost/(income)	$927	$(119)	$238

The changes in the benefit obligations recognized in other comprehensive loss were as follows:

(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Net actuarial loss	$2,254	$4,044	$296
Amortization of loss	(3,407)	(3,051)	(3,375)
Amortization of prior service credit	3,098	4,225	4,766
Total recognized in other comprehensive loss	1,945	5,218	1,687
Net periodic postretirement benefit cost/(income)	927	(119)	238
Total recognized in net periodic postretirement benefit cost/(income) and other comprehensive loss	$2,872	$5,099	$1,925
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the accumulated postretirement benefit obligation. Gains and losses in excess of the corridor are generally amortized over the average remaining service period to expected retirement of active participants.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $17 million in 2021, $16 million in 2020, and $15 million in 2019.

THE NEW YORK TIMES COMPANY – P. 95

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 26, 2021	December 27, 2020
Change in benefit obligation
Benefit obligation at beginning of year	$43,308	$42,803
Service cost	53	29
Interest cost	565	1,026
Plan participants’ contributions	2,319	2,820
Actuarial loss	2,254	4,044
Benefits paid	(7,892)	(7,414)
Benefit obligation at the end of year	40,607	43,308
Change in plan assets
Employer contributions	5,573	4,594
Plan participants’ contributions	2,319	2,820
Benefits paid	(7,892)	(7,414)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(40,607)	$(43,308)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(4,521)	$(4,618)
Noncurrent liabilities	(36,086)	(38,690)
Net amount recognized	$(40,607)	$(43,308)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$25,632	$26,785
Prior service credit	(368)	(3,466)
Total	$25,264	$23,319
Benefit obligations decreased from $43.3 million at December 27, 2020, to $40.6 million at December 26, 2021, primarily due to benefit payments net of participation contributions of $5.6 million partially offset by the actuarial loss of $2.3 million, driven by an increase in assumed costs to reflect updated claims experience.
Benefit obligations increased from $42.8 million at December 29, 2019, to $43.3 million at December 27, 2020, primarily due to the actuarial loss of $4.0 million, driven by a decrease in the discount rate.
Information for postretirement plans with accumulated benefit obligations in excess of plan assets was as follows:

(In thousands)	December 26, 2021	December 27, 2020
Accumulated benefit obligation	$40,607	$43,308
Fair value of plan assets	$—	$—
P. 96 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 26, 2021	December 27, 2020
Discount rate	2.55%	2.01%
Estimated increase in compensation level	3.50%	3.50%
Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 26, 2021	December 27, 2020	December 29, 2019
Discount rate for determining projected benefit obligation	2.01%	2.94%	4.18%
Discount rate in effect for determining service cost	2.09%	3.04%	4.19%
Discount rate in effect for determining interest cost	1.38%	2.55%	3.71%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 26, 2021	December 27, 2020
Health-care cost trend rate	5.99%	5.95%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.92%	4.92%
Year that the rate reaches the ultimate trend rate	2030	2027
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans.
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2022	$4,620
2023	4,328
2024	4,032
2025	3,778
2026	3,514
2027-2031(1)	13,781
(1)While benefit payments under these plans are expected to continue beyond 2031, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits was $8.5 million as of December 26, 2021, and $8.6 million as of December 27, 2020.
THE NEW YORK TIMES COMPANY – P. 97

11. Other Liabilities
The components of the Other Liabilities — Other balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2021	December 27, 2020
Deferred compensation	$21,101	$22,245
Noncurrent operating lease liabilities	63,614	52,695
Contingent consideration	5,360	4,279
Other liabilities	42,966	48,366
Total	$133,041	$127,585
Refer to Note 8 for detail related to deferred compensation.
Refer to Note 17 for detail related to noncurrent operating lease liabilities.
Refer to Note 8 for detail related to contingent consideration.
Other liabilities in the preceding table primarily included our post-employment liabilities, our contingent tax liability for uncertain tax positions, and self-insurance liabilities as of December 26, 2021, and December 27, 2020.
P. 98 – THE NEW YORK TIMES COMPANY

12. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 26, 2021		December 27, 2020		December 29, 2019
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$61,005	21.0	$24,241	21.0	$34,537	21.0
State and local taxes, net	16,378	5.6	3,873	3.4	5,303	3.2
Increase/(decrease) in uncertain tax positions	2,782	1.0	(2,509)	(2.2)	(2,427)	(1.5)
(Gain) on company-owned life insurance	(712)	(0.2)	(635)	(0.6)	(1,662)	(1.0)
Nondeductible expense	593	0.2	800	0.7	1,938	1.2
Nondeductible executive compensation	4,140	1.4	1,271	1.1	(355)	(0.2)
Stock-based awards benefit	(5,461)	(1.9)	(7,251)	(6.3)	(6,184)	(3.8)
Deduction for foreign-derived intangible income	(2,972)	(1.0)	(686)	(0.6)	(2,625)	(1.6)
Research and experimentation credit	(5,571)	(1.9)	(3,892)	(3.4)	(5,672)	(3.4)
Other, net	348	0.1	(617)	(0.5)	1,641	1.0
Income tax expense	$70,530	24.3	$14,595	12.6	$24,494	14.9
The increase in the Company's effective tax rate in 2021 compared with 2020 is primarily due to the rate impact of higher earnings in 2021 and lower benefits from stock-based compensation in 2021.

The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Current tax expense/(benefit)
Federal	$55,110	$21,414	$16,283
Foreign	1,042	905	823
State and local	20,736	7,453	3,146
Total current tax expense	76,888	29,772	20,252
Deferred tax expense/(benefit)
Federal	(5,651)	(9,249)	5,588
State and local	(707)	(5,928)	(1,346)
Total deferred tax expense	(6,358)	(15,177)	4,242
Income tax expense	$70,530	$14,595	$24,494
State tax operating loss carryforwards totaled $0.8 million as of December 26, 2021, and $1.3 million as of December 27, 2020. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives up to 16 years.
THE NEW YORK TIMES COMPANY – P. 99

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2021	December 27, 2020
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$86,886	$103,433
Accruals for other employee benefits, compensation, insurance and other	34,999	25,899
Net operating losses	1,018	1,510
Operating lease liabilities	19,663	16,648
Other	31,379	32,664
Gross deferred tax assets	$173,945	$180,154
Valuation allowance	(261)	(293)
Net deferred tax assets	$173,684	$179,861
Deferred tax liabilities
Property, plant and equipment	$38,855	$41,832
Intangible assets	7,738	7,652
Operating lease right-of-use assets	16,960	14,196
Other	14,331	16,663
Gross deferred tax liabilities	$77,884	$80,343
Net deferred tax asset	$95,800	$99,518
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
We had a valuation allowance totaling $0.3 million as of December 26, 2021, and December 27, 2020, for deferred tax assets primarily associated with net operating losses of a U.S. subsidiary, as we determined these assets were not realizable on a more-likely-than-not basis.
We had an income tax payable of $8.2 million as of December 26, 2021, compared with an income tax receivable of $3.3 million as of December 27, 2020.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $11.5 million, $13.1 million and $11.9 million in 2021, 2020 and 2019, respectively.
As of December 26, 2021, and December 27, 2020, Accumulated other comprehensive loss, net of income taxes in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $150 million and $160 million, respectively.
P. 100 – THE NEW YORK TIMES COMPANY

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Balance at beginning of year	$6,737	$10,309	$11,629
Gross additions to tax positions taken during the current year	1,389	1,130	1,184
Gross additions to tax positions taken during the prior year	2,458	133	711
Gross reductions to tax positions taken during the prior year	(150)	(93)	(76)
Reductions from settlements with taxing authorities	(3,534)	(3,814)	(2,637)
Reductions from lapse of applicable statutes of limitations	(1,009)	(928)	(502)
Balance at end of year	$5,891	$6,737	$10,309
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $5 million and $6 million as of December 26, 2021, and December 27, 2020, respectively.
In 2021 and 2020, we recorded a $4.8 million and a $5.4 million income tax benefit, respectively, due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $1 million as of both December 26, 2021, and December 27, 2020. The total amount of accrued interest and penalties was a net benefit of less than $0.1 million in 2021, a net benefit of $0.7 million in 2020 and a net benefit of $0.6 million in 2019.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2013. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of $3.2 million that would, if recognized, impact the effective tax rate.
13. Earnings Per Share
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could impact the diluted shares. The difference between basic and diluted shares was approximately 0.6 million, 1.1 million and 1.5 million as of December 26, 2021, December 27, 2020, and December 29, 2019, respectively. In 2021, dilution resulted primarily from the dilutive effect of certain performance awards, restricted stock units and stock options. In 2020 and 2019, dilution resulted primarily from the dilutive effect of certain performance awards, stock options and restricted stock units.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share for the years ended 2021, 2020 and 2019.
THE NEW YORK TIMES COMPANY – P. 101

14. Stock-Based Awards
As of December 26, 2021, the Company was authorized to grant stock-based compensation under its 2020 Incentive Compensation Plan (the “2020 Incentive Plan”), which became effective April 22, 2020. The 2020 Incentive Plan replaced the 2010 Incentive Compensation Plan (the “2010 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
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
Total stock-based compensation expense included in the Consolidated Statement of Operations is as follows:

(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Cost of revenue	$5,218	$4,117	$3,621
Marketing	1,283	1,520	683
Product development	3,655	1,765	763
General and administrative	12,059	7,063	7,881
Total stock-based compensation expense	$22,215	$14,465	$12,948
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

P. 102 – THE NEW YORK TIMES COMPANY

Changes in our Company’s stock options in 2021 were as follows:

	December 26, 2021
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	325	$8	1	$14,225
Exercised	(324)	8
Options outstanding at end of period (1)	1	$7	0	$16
Options exercisable at end of period	1	$7	0	$16
(1) All outstanding options are vested as of December 26, 2021.
The total intrinsic value for stock options exercised was $13.6 million in 2021, $21.2 million in 2020 and $8.6 million in 2019.
Restricted Stock Units
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to 5 years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2021 were as follows:

	December 26, 2021
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	513	$33
Granted	583	50
Vested	(290)	31
Forfeited	(69)	46
Unvested stock-settled restricted stock units at end of period	737	$46
Unvested stock-settled restricted stock units expected to vest at end of period	679	$46
The intrinsic value of stock-settled restricted stock units vested was $15.1 million in 2021, $9.6 million in 2020 and $11.0 million in 2019.
THE NEW YORK TIMES COMPANY – P. 103

Long-Term Incentive Compensation
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period.
Cash-settled awards have been granted with three-year performance periods and are based on the achievement of a specified financial performance measure. Cash-settled awards have been classified as a liability in our Consolidated Balance Sheets. There were payments of approximately $1 million in 2021, $4 million in 2020 and $2 million in 2019.
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
Unrecognized Compensation Expense
As of December 26, 2021, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $34 million and is expected to be recognized over a weighted-average period of 1.53 years.
Reserved Shares
We generally issue shares for the exercise of stock options, vesting of stock-settled restricted stock units and stock-settled performance awards from unissued reserved shares.
Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 26, 2021	December 27, 2020
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	891	1,001
Stock-settled performance awards(1)	944	1,026
Outstanding	1,835	2,027
Available	14,720	15,190
Total Outstanding	1,835	2,027
Total Available(2)	14,720	15,190
(1)The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.
(2)As of December 26, 2021, the 2020 Incentive Plan had approximately 15 million shares of Class A stock available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were cancelled, forfeited or otherwise terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan.

P. 104 – THE NEW YORK TIMES COMPANY

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
As of December 26, 2021, and December 27, 2020, there were 781,724 shares of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 95% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
In February 2022, the Board of Directors approved a $150 million Class A stock repurchase program that replaced the previous program, which was approved in 2015. The new authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization.
As of December 26, 2021, repurchases under the previous program totaled $84.9 million (excluding commissions) and $16.2 million remained. There were no repurchases under that program between February 2016 and February 2022, when the program was replaced.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 26, 2021.
The following table summarizes the changes in AOCI by component as of December 26, 2021:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net unrealized gain on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 27, 2020	$8,386	$(421,698)	$3,131	$(410,181)
Other comprehensive (loss)/income before reclassifications, before tax	(6,328)	23,331	(6,025)	10,978
Amounts reclassified from accumulated other comprehensive loss, before tax	—	25,919	—	25,919
Income tax (benefit)/expense	(1,696)	13,232	(1,618)	9,918
Net current-period other comprehensive (loss)/income, net of tax	(4,632)	36,018	(4,407)	26,979
Balance as of December 26, 2021	$3,754	$(385,680)	$(1,276)	$(383,202)

THE NEW YORK TIMES COMPANY – P. 105

The following table summarizes the reclassifications from AOCI for the period ended December 26, 2021:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(4,988)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	30,907	Other components of net periodic benefit costs
Pension settlement charge	—	Other components of net periodic benefit costs
Total reclassification, before tax	25,919
Income tax expense	6,964	Income tax expense
Total reclassification, net of tax	$18,955
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
17. Leases
Lessee activities
Operating leases
We have operating leases for office space and equipment. For all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Consolidated Balance Sheet as of December 26, 2021, as described below.

P. 106 – THE NEW YORK TIMES COMPANY

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Consolidated Balance Sheet	December 26, 2021	December 27, 2020
Operating lease right-of-use assets	Miscellaneous assets	$62,567	$52,304
Current operating lease liabilities	Accrued expenses and other	$9,078	$9,056
Noncurrent operating lease liabilities	Other	63,614	52,695
Total operating lease liabilities		$72,692	$61,751
The total lease cost for operating leases included in operating costs in our Consolidated Statement of Operations was as follows:

	For the Twelve Months Ended
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Operating lease cost	$11,926	$11,467	$9,980
Short term and variable lease cost	1,575	1,776	1,814
Total lease cost	$13,501	$13,243	$11,794
The table below presents additional information regarding operating leases:

(In thousands, except lease term and discount rate)	December 26, 2021	December 27, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$12,254	$11,533
Right-of-use assets obtained in exchange for operating lease liabilities	$19,457	$9,004
Weighted-average remaining lease term	9.4 years	8.7 years
Weighted-average discount rate	3.63%	4.41%
Maturities of lease liabilities on an annual basis for the Company’s operating leases as of December 26, 2021, were as follows:

(In thousands)	Amount
2022	$11,170
2023	10,157
2024	9,548
2025	8,372
2026	8,023
Later Years	38,673
Total lease payments	$85,943
Less: Interest	(13,251)
Present value of lease liabilities	$72,692
Finance lease
We had a finance lease in connection with the land at our College Point, N.Y., printing and distribution facility. Interest on the lease liability was recorded in Interest income/(expense) and other, net in our Consolidated Statement of Operations. Repayments of the principal portion of our lease liability are recorded within financing activities section and payments of interest on our lease liability are recorded within operating activities section in the Consolidated Statement of Cash Flows for our finance lease. On August 1, 2019, using existing cash, we purchased the assets under the finance lease for $6.9 million, which resulted in the settlement of our finance lease obligation.
THE NEW YORK TIMES COMPANY – P. 107

Lessor activities
Our leases to third parties predominantly relate to office space in the Company Headquarters.
As of December 26, 2021, and December 27, 2020, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment in our Consolidated Balance Sheet was approximately $516 million and $240 million and $516 million and $222 million, respectively. Office space leased to third parties represents approximately 36% of gross square feet of the Company Headquarters.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Twelve Months Ended
(In thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Building rental revenue(1)	$22,851	$28,516	$30,595
(1) Building rental revenue includes approximately $10.8 million related to subleases for the fiscal year ended December 29, 2019..
Maturities of lease payments to be received on an annual basis for the Company’s office space operating leases as of December 26, 2021, were as follows:

(In thousands)	Amount
2022	$30,564
2023	29,010
2024	29,053
2025	29,344
2026	29,344
Later Years	101,781
Total building rental revenue from operating leases	$249,096

P. 108 – THE NEW YORK TIMES COMPANY

18. Commitments and Contingent Liabilities
Restricted Cash
We were required to maintain $14.3 million of restricted cash as of December 26, 2021, and $15.9 million as of December 27, 2020, the majority of which is set aside to collateralize workers’ compensation obligations.
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
19. Subsequent Events
Quarterly Dividend and New Share Repurchase Program
In February 2022, our Board of Directors approved a quarterly dividend of $0.09 per share on our Class A and Class B common stock, an increase of $0.02 per share from the previous quarter. The dividend is payable on April 21, 2022, to all stockholders of record as of the close of business on April 6, 2022.
The Board of Directors also approved a $150 million Class A stock repurchase program in February 2022. Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. The new authorization replaces the previous authorization under which approximately $16.2 million remained at the time it was replaced.
Acquisition of The Athletic Media Company
On February 1, 2022, we completed the acquisition of The Athletic Media Company, a global digital subscription-based sports media business that provides national and local coverage of more than 200 clubs and teams in the U.S. and around the world, for an all-cash purchase price of $550 million, subject to customary closing adjustments. The purchase price was funded from cash on hand.

THE NEW YORK TIMES COMPANY – P. 109

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 26, 2021, December 27, 2020, and December 29, 2019:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 26, 2021	$13,797	$13,930	$15,353	$12,374
Year ended December 27, 2020	$14,358	$14,783	$15,344	$13,797
Year ended December 29, 2019	$13,249	$14,807	$13,698	$14,358
(1)Includes write-offs, net of recoveries.
P. 110 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 26, 2021. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 26, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

THE NEW YORK TIMES COMPANY – P. 111

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 1 — Election of Directors,” “Related Person Transactions,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independence of Directors,” but only up to and including the section titled “Board Committees and Audit Committee Financial Experts,” “Board Committees,” “Nominating & Governance Committee” and “Delinquent Section 16(a) Reports” of our Proxy Statement for the 2022 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2022 Annual Meeting of Stockholders.
P. 112 – THE NEW YORK TIMES COMPANY

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The Ochs-Sulzberger Trust” of our Proxy Statement for the 2022 Annual Meeting of Stockholders.
Equity Compensation Plan Information

The following table presents information regarding our existing equity compensation plans as of December 26, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders
Stock-based awards	1,834,649	(1)	$7.00	(2)	14,719,884	(3)
Total	1,834,649				14,719,884
Equity compensation plans not approved by security holders	None		None		None
(1) Includes (i) 400 shares of Class A stock to be issued upon the exercise of outstanding stock options granted under the 2010 Incentive Plan, at a weighted-average exercise price of $7.00 per share, and with a weighted-average remaining term of less than one year; (ii) 737,407 shares of Class A stock issuable upon the vesting of outstanding stock-settled restricted stock units granted under the 2010 Incentive Plan and the 2020 Incentive Plan; (iii) 153,336 shares of Class A stock related to vested stock-settled restricted stock units granted under the 2010 Incentive Plan and 2020 Incentive Plan issuable to non-employee directors upon retirement from the Board; and (iv) 943,506, shares of Class A stock that would be issuable at maximum performance pursuant to outstanding stock-settled performance awards under the 2010 Incentive Plan and the 2020 Incentive Plan. Under the terms of the performance awards, shares of Class A stock are to be issued at the end of three-year performance cycles based on the Company’s achievement against specified performance targets. The shares included in the table represent the maximum number of shares that would be issued under the outstanding performance awards; assuming target performance, the number of shares that would be issued under the outstanding performance awards is 471,753.
(2) Excludes shares of Class A stock issuable upon vesting of stock-settled restricted stock units and shares issuable pursuant to stock-settled performance awards.
(3) Includes shares of Class A stock available for future stock options to be granted under the 2020 Incentive Plan. As of December 26, 2021, the 2020 Incentive Plan had 14,719,884 shares of Class A stock remaining available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were cancelled, forfeited or otherwise terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan. Stock options granted under the 2020 Incentive Plan must provide for an exercise price of 100% of the fair market value (as defined in the 2020 Incentive Plan) on the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 2 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and including the section titled “Audit and Other Fees” of our Proxy Statement for the 2022 Annual Meeting of Stockholders.

THE NEW YORK TIMES COMPANY – P. 113

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

Page
Consolidated Schedule for the Three Years Ended December 26, 2021
II – Valuation and Qualifying Accounts	110
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

P. 114 – THE NEW YORK TIMES COMPANY

INDEX TO EXHIBITS
Exhibit numbers 10.15 through 10.25 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
(2.1)*
Agreement and Plan of Merger, dated as of January 6, 2022 by and among The Athletic Media Company, The New York Times Company, Subscription Holding Co. and Shareholder Representative Services LLC (filed as an Exhibit to the Company’s Form 8-K dated January 7, 2022, and incorporated by reference herein).

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

(10.11)
Assignment and Assumption of Sublease (NYT-2), dated July 10, 2020, between NYT Building Leasing Company LLC, as assignor, and NYT Real Estate Company LLC, as assignee (filed as an Exhibit to the Company’s Form 10-K dated February 25, 2021, and incorporated by reference herein).

(10.12)**
Letter Agreement, dated as of October 18, 2017, between the Company and Massachusetts Mutual Life Insurance Company (filed as an Exhibit to the Company’s Form 10-K dated February 27, 2018, and incorporated by reference herein).

(10.13)**
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
(10.19)
Form of Restricted Stock Unit Award Agreement for Employees under the Company’s 2020 Incentive Compensation Plan (filed as Exhibit (filed as an Exhibit to the Company’s Form 10-K dated February 25, 2021, and incorporated by reference herein).

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
* Certain identified information has been excluded from this exhibit (indicated by an asterisk above) because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential. Information that was omitted has been noted in the exhibit with a placeholder identified by the mark “[***]”.
** Portions of this exhibit (indicated by two asterisks above) have been omitted and are subject to a confidential treatment order granted by the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
P. 116 – THE NEW YORK TIMES COMPANY

ITEM 16. FORM 10-K SUMMARY
None.

THE NEW YORK TIMES COMPANY – P. 117

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2022

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

Signature	Title	Date
/s/ A.G. Sulzberger	Chairman, Publisher and Director	February 23, 2022
/s/ Meredith Kopit Levien	Chief Executive Officer, President and Director (principal executive officer)	February 23, 2022
/s/ Roland A. Caputo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2022
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	February 23, 2022
/s/ Amanpal S. Bhutani	Director	February 23, 2022
/s/ Manuel Bronstein	Director	February 23, 2022
/s/ Beth Brooke	Director	February 23, 2022
/s/ Rachel Glaser	Director	February 23, 2022
/s/ Arthur Golden	Director	February 23, 2022
/s/ Hays N. Golden	Director	February 23, 2022
/s/ Brian P. McAndrews	Director	February 23, 2022
/s/ David Perpich	Director	February 23, 2022
/s/ John W. Rogers, Jr.	Director	February 23, 2022
/s/ Doreen Toben	Director	February 23, 2022
/s/ Rebecca Van Dyck	Director	February 23, 2022

P. 118 – THE NEW YORK TIMES COMPANY