Form 10-Q
period 2022-03-27
NEW YORK TIMES CO
filed 2022-05-04
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 29, 2022 (exclusive of treasury shares):

Class A Common Stock	166,699,568	shares
Class B Common Stock	781,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 27, 2022 (unaudited) and December 26, 2021	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 27, 2022 and March 28, 2021	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 27, 2022 and March 28, 2021	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters ended March 27, 2022 and March 28, 2021	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 27, 2022 and March 28, 2021	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures About Market Risk	39
Item	4	Controls and Procedures	40

PART II		Other Information	41
Item	1	Legal Proceedings	41
Item	1A	Risk Factors	41
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item	6	Exhibits	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 27, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$169,171	$319,973
Short-term marketable securities	52,788	341,075
Accounts receivable (net of allowances of $12,234 in 2022 and $12,374 in 2021)	197,492	232,908
Prepaid expenses	41,766	33,199
Other current assets	25,798	25,553
Total current assets	487,015	952,708
Other assets
Long-term marketable securities	252,815	413,380
Property, plant and equipment (less accumulated depreciation and amortization of $790,884 in 2022 and $777,637 in 2021)	570,803	574,952
Goodwill	414,200	166,360
Intangible assets, net	343,351	14,246
Deferred income taxes	110,628	95,800
Miscellaneous assets	350,454	346,662
Total assets	$2,529,266	$2,564,108
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 27, 2022	December 26, 2021
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$146,152	$127,073
Accrued payroll and other related liabilities	111,568	166,464
Unexpired subscriptions revenue	154,360	119,296
Accrued expenses and other	180,933	146,319
Total current liabilities	593,013	559,152
Other liabilities
Pension benefits obligation	291,035	295,104
Postretirement benefits obligation	35,413	36,086
Other	114,729	133,041
Total other liabilities	441,177	464,231
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2022 – 176,263,169; 2021 – 175,971,801 (including treasury shares: 2022 – 9,563,601; 2021 – 8,870,801)	17,626	17,597
Class B – convertible – authorized and issued shares: 2022 – 781,724; 2021 – 781,724	78	78
Additional paid-in capital	227,815	230,115
Retained earnings	1,834,734	1,845,343
Common stock held in treasury, at cost	(200,245)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	2,146	3,754
Funded status of benefit plans	(382,014)	(385,680)
Net unrealized loss on available-for-sale securities	(7,069)	(1,276)
Total accumulated other comprehensive loss, net of income taxes	(386,937)	(383,202)
Total New York Times Company stockholders’ equity	1,493,071	1,538,720
Noncontrolling interest	2,005	2,005
Total stockholders’ equity	1,495,076	1,540,725
Total liabilities and stockholders’ equity	$2,529,266	$2,564,108
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 27, 2022	March 28, 2021
	(13 weeks)
Revenues
Subscription	$371,979	$329,084
Advertising	116,270	97,116
Other	49,176	46,845
Total revenues	537,425	473,045
Operating costs
Cost of revenue (excluding depreciation and amortization)	281,365	250,997
Sales and marketing	77,588	60,153
Product development	47,433	38,943
General and administrative	71,357	56,577
Depreciation and amortization	18,686	14,717
Total operating costs	496,429	421,387
Acquisition-related costs	34,712	—
Operating profit	6,284	51,658
Other components of net periodic benefit costs	1,522	2,599
Interest income and other, net	1,075	1,511
Income from continuing operations before income taxes	5,837	50,570
Income tax expense	1,112	9,461
Net income	4,725	41,109
Net income attributable to The New York Times Company common stockholders	$4,725	$41,109
Average number of common shares outstanding:
Basic	167,866	167,647
Diluted	168,257	168,165
Basic earnings per share attributable to The New York Times Company common stockholders	$0.03	$0.25
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.03	$0.24
Dividends declared per share	$0.09	$0.07
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 27, 2022	March 28, 2021
	(13 weeks)
Net income	$4,725	$41,109
Other comprehensive (loss)/income, before tax:
Loss on foreign currency translation adjustments	(2,209)	(2,702)
Pension and postretirement benefits obligation	5,010	6,406
Net unrealized loss on available-for-sale securities	(7,916)	(1,067)
Other comprehensive (loss)/income, before tax	(5,115)	2,637
Income tax (benefit)/expense	(1,380)	709
Other comprehensive (loss)/income, net of tax	(3,735)	1,928
Comprehensive income attributable to The New York Times Company common stockholders	$990	$43,037
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended March 27, 2022 and March 28, 2021
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
Net income	—	—	41,109	—	—	41,109	—	41,109
Dividends	—	—	(11,835)	—	—	(11,835)	—	(11,835)
Other comprehensive income	—	—	—	—	1,928	1,928	—	1,928
Issuance of shares:
Stock options – 323,360 Class A shares	33	2,414	—	—	—	2,447	—	2,447
Restricted stock units vested – 142,707 Class A shares	14	(4,564)	—	—	—	(4,550)	—	(4,550)
Performance-based awards – 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	4,185	—	—	—	4,185	—	4,185
Balance, March 28, 2021	$17,670	$212,802	$1,701,860	$(171,211)	$(408,253)	$1,352,868	$2,594	$1,355,462

Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
Net income	—	—	4,725	—	—	4,725	—	4,725
Dividends	—	—	(15,334)	—	—	(15,334)	—	(15,334)
Other comprehensive loss	—	—	—	—	(3,735)	(3,735)	—	(3,735)
Issuance of shares:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested – 127,450 Class A shares	13	(3,784)	—	—	—	(3,771)	—	(3,771)
Performance-based awards – 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share Repurchases - 692,800 Class A shares	—	—	—	(29,034)	—	(29,034)	—	(29,034)
Stock-based compensation	—	7,054	—	—	—	7,054	—	7,054
Balance, March 27, 2022	$17,704	$227,815	$1,834,734	$(200,245)	$(386,937)	$1,493,071	$2,005	$1,495,076

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 27, 2022	March 28, 2021
	(13 weeks)
Cash flows from operating activities
Net income	$4,725	$41,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,685	14,717
Amortization of right of use asset	5,400	2,166
Stock-based compensation expense	7,054	4,185
Change in long-term retirement benefit obligations	(4,555)	(4,004)
Fair market value adjustment on life insurance products	514	208
Other – net	(12,198)	(1,277)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable – net	40,930	38,522
Other assets	(6,646)	(3,768)
Accounts payable, accrued payroll and other liabilities	(75,571)	(68,428)
Unexpired subscriptions	7,003	9,499
Net cash provided by operating activities	(14,659)	32,929
Cash flows from investing activities
Purchases of marketable securities	(2,492)	(177,543)
Maturities of marketable securities	442,895	155,782
Business acquisitions, net of cash acquired	(515,299)	—
Sales of investments – net	(958)	(70)
Capital expenditures	(8,580)	(6,394)
Other-net	425	2,017
Net cash used in investing activities	(84,009)	(26,208)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(11,839)	(10,072)
Payment of contingent consideration	(1,724)	—
Capital shares:
Proceeds from stock option exercises	3	2,447
Repurchases	(29,034)	—
Share-based compensation tax withholding	(9,328)	(10,483)
Net cash used in financing activities	(51,922)	(18,108)
Net decrease in cash, cash equivalents and restricted cash	(150,590)	(11,387)
Effect of exchange rate changes on cash	(164)	(341)
Cash, cash equivalents and restricted cash at the beginning of the period	334,306	301,964
Cash, cash equivalents and restricted cash at the end of the period	$183,552	$290,236

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 27, 2022, and December 26, 2021, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended March 27, 2022, and March 28, 2021. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 26, 2021. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first quarter.
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
On February 1, 2022, we acquired The Athletic Media Company (“The Athletic”), a global digital subscription-based sports media business that provides national and local coverage of more than 200 clubs and teams in the U.S. and around the world. For the first quarter of 2022, the results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, we have two reportable segments: The New York Times Group and The Athletic. Management, including the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker), uses adjusted operating profit by segment (as defined below) in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs (as defined below) to arrive at adjusted operating profit by segment.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of March 27, 2022, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 26, 2021, have not changed materially.
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2021-08	Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	Fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted.
Requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The Company adopted this guidance on December 27, 2021. As a result of The Athletic acquisition, the Company assumed unexpired subscriptions revenue of $28.1 million.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. REVENUE
We generate revenues principally from subscriptions and advertising. Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products), and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Advertising revenue from The Athletic is primarily podcast revenue and therefore is reflected in this category. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, our student subscription sponsorship program, our live events business and television and film.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2022	As % of total	March 28, 2021	As % of total
Subscription	$371,979	69.2%	$329,084	69.6%
Advertising	116,270	21.5%	97,116	20.5%
Other (1)	49,176	9.3%	46,845	9.9%
Total	$537,425	100.0%	$473,045	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million and $6 million for the first quarters of 2022 and 2021, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the quarters ended March 27, 2022, and March 28, 2021:

	For the Quarters Ended
(In thousands)	March 27, 2022	As % of total	March 28, 2021	As % of total
Digital-only subscription revenues (1)	$226,763	61.0%	$179,599	54.6%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	131,391	35.3%	134,395	40.8%
Single-copy, NYT International and Other subscription revenues (3)	13,825	3.7%	15,090	4.6%
Subtotal print subscription revenues	145,216	39.0%	149,485	45.4%
Total subscription revenues	$371,979	100.0%	$329,084	100.0%
(1) Includes revenue from digital-only bundled and standalone subscriptions to the Company’s news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to digital news, Games, Cooking and Wirecutter products.
(3) NYT International is the international edition of our print newspaper.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the quarters ended March 27, 2022, and March 28, 2021:

	For the Quarters Ended
(In thousands)	March 27, 2022	As % of total	March 28, 2021	As % of total
Advertising revenues:
Digital	$67,014	57.6%	$59,496	61.3%
Print	49,256	42.4%	37,620	38.7%
Total advertising	$116,270	100.0%	$97,116	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of March 27, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $128 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $35 million, $25 million and $68 million will be recognized in the remainder of 2022, 2023 and thereafter through 2028, respectively.
Contract Assets
As of March 27, 2022, and December 26, 2021, the Company had $3.6 million and $3.4 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $9.7 million and $1.7 million of net unrealized losses in Accumulated other comprehensive income (“AOCI”) as of March 27, 2022, and December 26, 2021, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of March 27, 2022, and December 26, 2021:

	March 27, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$28,481	$4	$(217)	$28,268
Corporate debt securities	22,681	12	(157)	22,536
Municipal securities	2,000	—	(16)	1,984
Total short-term AFS securities	$53,162	$16	$(390)	$52,788
Long-term AFS securities
Corporate debt securities	$167,793	$—	$(6,365)	$161,428
U.S. Treasury securities	56,576	—	(1,892)	54,684
U.S. governmental agency securities	28,804	—	(850)	27,954
Municipal securities	8,932	—	(183)	8,749
Total long-term AFS securities	$262,105	$—	$(9,290)	$252,815

	December 26, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$148,899	$692	$(43)	$149,548
Corporate debt securities	107,158	245	(69)	107,334
Certificates of deposit	55,551	—	—	55,551
Commercial paper	21,145	—	—	21,145
Municipal securities	3,999	—	(2)	3,997
U.S. governmental agency securities	3,500	—	—	3,500
Total short-term AFS securities	$340,252	$937	$(114)	$341,075
Long-term AFS securities
Corporate debt securities	$242,764	$149	$(1,858)	$241,055
U.S. Treasury securities	119,695	—	(549)	119,146
U.S. governmental agency securities	39,498	—	(252)	39,246
Municipal securities	13,994	—	(61)	13,933
Total long-term AFS securities	$415,951	$149	$(2,720)	$413,380

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of March 27, 2022, and December 26, 2021, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 27, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$24,589	$(217)	$—	$—	$24,589	$(217)
Corporate debt securities	13,887	(157)	—	—	13,887	(157)
Municipal securities	1,984	(16)	—	—	1,984	(16)
Total short-term AFS securities	$40,460	$(390)	$—	$—	$40,460	$(390)
Long-term AFS securities
Corporate debt securities	$154,995	$(6,253)	$6,433	$(112)	$161,428	$(6,365)
U.S. Treasury securities	51,923	(1,805)	2,761	(87)	54,684	(1,892)
U.S. governmental agency securities	27,954	(850)	—	—	27,954	(850)
Municipal securities	8,749	(183)	—	—	8,749	(183)
Total long-term AFS securities	$243,621	$(9,091)	$9,194	$(199)	$252,815	$(9,290)

	December 26, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$61,018	$(43)	$—	$—	$61,018	$(43)
Corporate debt securities	53,148	(69)	—	—	53,148	(69)
Municipal securities	1,998	(2)	—	—	1,998	(2)
Total short-term AFS securities	$116,164	$(114)	$—	$—	$116,164	$(114)
Long-term AFS securities
Corporate debt securities	$224,022	$(1,858)	$—	$—	$224,022	$(1,858)
U.S. Treasury securities	119,146	(549)	—	—	119,146	(549)
U.S. governmental agency securities	39,246	(252)	—	—	39,246	(252)
Municipal securities	13,933	(61)	—	—	13,933	(61)
Total long-term AFS securities	$396,347	$(2,720)	$—	$—	$396,347	$(2,720)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of March 27, 2022, and December 26, 2021, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 27, 2022, and December 26, 2021, we have recognized no losses or allowance for credit losses related to AFS securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 27, 2022, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 32 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. BUSINESS COMBINATION
The Athletic Acquisition
The Company accounts for business combinations using the acquisition method of accounting. The purchase price is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.
On February 1, 2022, the Company acquired The Athletic in an all-cash transaction. The consideration paid of approximately $550 million was funded from cash on hand and included $523.5 million which we determined to be the purchase price for assets acquired and liabilities assumed, and $26.7 million paid in connection with the acceleration of The Athletic stock options. The stock options acceleration is included in Acquisition-related costs in our Condensed Consolidated Statements of Operations as of March 27, 2022.
The purchase price allocation has been prepared on a preliminary basis. As additional information becomes available, the Company may revise the allocation to certain assets and liabilities, including tax estimates. The Company will finalize the acquisition accounting within the required measurement period of one year.
The following table summarizes the preliminary allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of The Athletic as of February 1, 2022 (the date of acquisition):

(In thousands)	Preliminary Purchase Price Allocation	Estimated Useful Life (in years)
Total current assets	$18,495
Property, plant and equipment	281	3- 5
Right of use asset (1)	2,612
Trademark (2)	160,000	20
Existing subscriber base (2)	135,000	12
Developed technology (2)	35,000	5
Content archive (2)	2,000	2
Goodwill	249,792	Indefinite
Total current liabilities (3)	(41,107)
Other liabilities — Other	(3,491)
Deferred tax liability, net (4)	(35,116)
Total purchase price	$523,466
(1) Included in Miscellaneous assets in our Condensed Consolidated Balance Sheets.
(2) Included in Intangible assets, net in our Condensed Consolidated Balance Sheets.
(3) Includes Unexpired subscriptions revenue of $28.1 million.
(4) Included in Deferred income taxes in our Condensed Consolidated Balance Sheets.

Goodwill is primarily attributable to future subscribers expected to be acquired both organically and through synergies from adding The Athletic to the Company’s products as well as the acquired assembled workforce. Goodwill is not expected to be deductible for tax purposes. The fair value of trademarks is estimated using a relief from royalty valuation method, the fair

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
value of subscriber relationships is estimated using a multi-period excess earnings valuation method, and the fair value of developed technology and content archive is estimated using a replacement cost method.
The following unaudited pro forma summary presents consolidated information of the Company, including The Athletic, as if the business combination had occurred on December 27, 2021, the earliest period presented herein:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021
Revenue	$544,572	$487,167
Net income/(loss)	28,045	(8,215)
The pro forma adjustments include (1) transaction costs and other one-time non-recurring costs which reduced expenses by $47.8 million for the quarter ended March 27, 2022 and increased expenses by $47.8 million for the quarter ended March 28, 2021, (2) recognition of additional amortization related to the intangible assets acquired (3) alignment of accounting policies (4) recognition of the estimated income tax impact of the pro forma adjustments. The pro forma does not reflect cost savings or operating synergies expected to result from the acquisition. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Goodwill and Intangibles
The changes in the carrying amount of goodwill as of March 27, 2022, and since December 26, 2021, were as follows:

(In thousands)	The New York Times Group	The Athletic	Total
Balance as of December 27, 2020	$171,657	$—	$171,657
Foreign currency translation	(5,297)		(5,297)
Balance as of December 26, 2021	166,360	—	166,360
Foreign currency translation	(1,952)	—	(1,952)
Acquisition of The Athletic	—	249,792	249,792
Balance as of March 27, 2022	$164,408	$249,792	$414,200
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of March 27, 2022, the gross book value and accumulated amortization of acquired intangible assets from the acquisition of The Athletic were as follows:

(In thousands)	Gross book value	Accumulated amortization	Net book value
Trademark	$160,000	$(1,333)	$158,667
Existing subscriber base	135,000	(1,875)	133,125
Developed technology	35,000	(1,167)	33,833
Content archive	2,000	(167)	1,833
Total	$332,000	$(4,542)	$327,458

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets from the acquisition of The Athletic included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $4.5 million as of March 27, 2022. The estimated aggregate amortization expense for the remainder of 2022 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2022	$20,438
2023	27,500
2024	27,500
2025	27,500
2026	27,500
Thereafter	197,020
Total amortization expense	$327,458
The aggregate carrying amount of intangible assets of $343.4 million, which includes an indefinite-lived intangible of $9.0 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheets as of March 27, 2022.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities revalued, sold or impaired are recognized in Interest income and other, net in our Condensed Consolidated Statements of Operations.
As of March 27, 2022, and December 26, 2021, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $28.8 million and $27.9 million, respectively.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $1.9 million and $2.6 million in the first quarters of 2022 and 2021, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021
Interest income and other expense, net	$1,222	$1,689
Interest expense	(147)	(178)
Total interest income and other, net	$1,075	$1,511

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 27, 2022, and December 26, 2021, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 27, 2022	December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$169,171	$319,973
Restricted cash included within miscellaneous assets	14,381	14,333
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$183,552	$334,306
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Revolving Credit Facility
In September 2019, the Company entered into a $250.0 million five-year unsecured revolving credit facility (the “Credit Facility”). Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates based on our utilization and consolidated leverage ratio. The Credit Facility contains various customary affirmative and negative covenants. In addition, the Company is obligated to pay a quarterly unused commitment fee at an annual rate of 0.20%.
As of March 27, 2022, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
Severance Costs
We recognized no severance costs in the first quarter of 2022 and $0.4 severance costs in the first quarter of 2021, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $1.9 million and $2.1 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of March 27, 2022, and December 26, 2021, respectively.
Acquisition-Related Costs
The Company incurred $34.7 million of acquisition-related costs during the quarter ended March 27, 2022. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic stock options, and legal, accounting, financial advisory and integration planning expenses.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2022, and December 26, 2021:

(In thousands)	March 27, 2022				December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S. Treasury securities	$28,268	$—	$28,268	$—	$149,548	$—	$149,548	$—
Corporate debt securities	22,536	—	22,536	—	107,334	—	107,334	—
Certificates of deposit	—	—	—	—	55,551	—	55,551	—
Municipal securities	1,984	—	1,984	—	3,997	—	3,997	—
U.S. governmental agency securities	—	—	—	—	3,500	—	3,500	—
Commercial paper	—	—	—	—	21,145	—	21,145	—
Total short-term AFS securities	$52,788	$—	$52,788	$—	$341,075	$—	$341,075	$—
Long-term AFS securities (1)
Corporate debt securities	$161,428	$—	$161,428	$—	$241,055	$—	$241,055	$—
U.S. Treasury securities	54,684	—	54,684	—	119,146	—	119,146	—
U.S. governmental agency securities	27,954	—	27,954	—	39,246	—	39,246	—
Municipal securities	8,749	—	8,749	—	13,933	—	13,933	—
Total long-term AFS securities	$252,815	$—	$252,815	$—	$413,380	$—	$413,380	$—
Liabilities:
Deferred compensation (2)(3)	$16,467	$16,467	$—	$—	$21,101	$21,101	$—	$—
Contingent consideration	$5,858	$—	$—	$5,858	$7,450	$—	$—	$7,450
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $50.8 million as of March 27, 2022, and $52.5 million as of December 26, 2021. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the quarters ended March 27, 2022 and March 28, 2021:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021
Balance at the beginning of the period	$7,450	$8,431
Payments	(1,724)	—
Fair value adjustments (1)	132	(703)
Contingent consideration at the end of the period	$5,858	$7,728
(1) Fair value adjustments are included in General and administrative expenses in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of March 27, 2022, and December 26, 2021, of $5.9 million and $7.5 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets.
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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 27, 2022			March 28, 2021
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,882	$—	$2,882	$2,276	$—	$2,276
Interest cost	8,837	1,284	10,121	7,629	1,088	8,717
Expected return on plan assets	(13,807)	—	(13,807)	(12,677)	—	(12,677)
Amortization of actuarial loss	3,266	1,643	4,909	5,055	1,821	6,876
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost (1)	$692	$2,927	$3,619	$1,797	$2,909	$4,706
(1) The service cost component of net periodic pension cost is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
During the first quarters of 2022 and 2021, we made pension contributions of $2.3 million and $1.5 million, respectively, to the APP. We expect to make contractual contributions in 2022 of approximately $10 million, which more than satisfy minimum funding requirements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Postretirement Benefits
The components of net periodic postretirement benefit cost/(income) were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021
Service cost	$12	$13
Interest cost	183	141
Amortization of actuarial loss	823	852
Amortization of prior service credit	(236)	(836)
Net periodic postretirement benefit cost (1)	$782	$170
(1) The service cost component of net periodic postretirement benefit cost/(income) is recognized in Total operating costs, while the other components are included in Other components of net periodic benefit costs in our Condensed Consolidated Statements of Operations, below Operating profit.
NOTE 10. INCOME TAXES
The Company had income tax expense of $1.1 million and $9.5 million in the first quarters of 2022 and 2021, respectively. The Company’s effective tax rates from continuing operations were 19.1% and 18.7% for the first quarters of 2022 and 2021, respectively. The decrease in income tax expense and increase in effective tax rate in the first quarter of 2022 were primarily due to lower income from continuing operations resulting from costs related to The Athletic acquisition. Excluding the tax benefit resulting from the special item related to the acquisition of The Athletic, tax expense in the first quarter of 2022 exceeded tax expense in the first quarter of 2021 primarily due to a lower benefit in the first quarter of 2022 from stock appreciation on stock-based awards that settled in the quarters.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. If Congress does not repeal or defer the effective date of this provision, we expect our 2022 cash tax payments will increase significantly as compared to 2021. We would also expect significant increases to our deferred tax assets as we begin to capitalize our research and development expenditures.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 0.4 million and 0.5 million in the first quarters of 2022 and 2021, respectively. In 2022, dilution resulted primarily from the dilutive effect of certain restricted stock units, performance awards and stock options. In 2021, dilution resulted primarily from the dilutive effect of certain performance awards, restricted stock units and stock options.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.2 million and 0.1 million restricted stock units excluded from the computation of diluted earnings per share in the first quarters of 2022 and 2021, respectively, because they were anti-dilutive. There were no anti-dilutive stock options or stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the first quarters of 2022 and 2021.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In February 2022, the Board of Directors approved a $150 million Class A stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases,

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
privately negotiated transactions or other means, including Rule 10b5-1 trading plans. There is no expiration date with respect to this authorization.
As of March 27, 2022, repurchases under this authorization totaled approximately $29.0 million (excluding commissions) and approximately $121.0 million remained.
The following table summarizes the changes in AOCI by component as of March 27, 2022:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 26, 2021	$3,754	$(385,680)	$(1,276)	$(383,202)
Other comprehensive loss before reclassifications, before tax	(2,209)	—	(7,916)	(10,125)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	5,010	—	5,010
Income tax (benefit)/expense	(601)	1,344	(2,123)	(1,380)
Net current-period other comprehensive (loss)/ income, net of tax	(1,608)	3,666	(5,793)	(3,735)
Balance as of March 27, 2022	$2,146	$(382,014)	$(7,069)	$(386,937)
The following table summarizes the reclassifications from AOCI for the quarter ended March 27, 2022:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(722)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	5,732	Other components of net periodic benefit costs
Total reclassification, before tax(2)	5,010
Income tax expense	1,344	Income tax expense
Total reclassification, net of tax	$3,666
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended March 27, 2022.
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021
Cost of revenue	$1,589	$1,129
Sales and marketing	365	347
Product development	1,751	677
General and administrative	3,349	2,032
Total stock-based compensation expense	$7,054	$4,185

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SEGMENT INFORMATION
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker) to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information.
On February 1, 2022, the Company acquired The Athletic (see Note 5). For the first quarter of 2022, the results of The Athletic have been included in the Company's Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, we have two reportable segments: The New York Times Group and The Athletic. These segments are evaluated regularly by the Company’s Chief Operating Decision Maker in assessing performance and allocating resources. Management uses adjusted operating profit by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items.

The following tables present segment information:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Revenues
The New York Times Group	$525,268	$473,045	11.0%
The Athletic	12,157	—	*
Total revenues	$537,425	$473,045	13.6%
Adjusted operating costs
The New York Times Group	$457,543	$404,938	13.0%
The Athletic	18,979	—	*
Total adjusted operating costs	$476,522	$404,938	17.7%
Adjusted operating profit
The New York Times Group	$67,725	$68,107	(0.6)%
The Athletic	(6,822)	—	*
Total adjusted operating profit	$60,903	$68,107	(10.6)%
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues detail by segment
	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
The New York Times Group
Subscription	$361,602	$329,084	9.9%
Advertising	114,490	97,116	17.9%
Other	49,176	46,845	5.0%
Total	$525,268	$473,045	11.0%
The Athletic
Subscription	$10,377	$—	*
Advertising	1,780	—	*
Total	$12,157	$—	*
The New York Times Company
Subscription	$371,979	$329,084	13.0%
Advertising	116,270	97,116	19.7%
Other	49,176	46,845	5.0%
Total	$537,425	$473,045	13.6%
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) detail by segment
	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$269,476	$250,997	7.4%
Sales and marketing	74,460	60,153	23.8%
Product development	45,179	38,943	16.0%
Adjusted general and administrative (1)	68,428	54,845	24.8%
Total	$457,543	$404,938	13.0%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$11,889	$—	*
Sales and marketing	3,128	—	*
Product development	2,254	—	*
Adjusted general and administrative	1,708	—	*
Total	$18,979	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$281,365	$250,997	12.1%
Sales and marketing	77,588	60,153	29.0%
Product development	47,433	38,943	21.8%
Adjusted general and administrative (1)	70,136	54,845	27.9%
Total	$476,522	$404,938	17.7%
(1) Excludes multiemployer pension withdrawal costs of $1.2 million for the quarter ended March 27, 2022 and severance and multiemployer pension withdrawal costs of $0.4 million and $1.3 million, respectively, for the quarter ended March 28,2021.

* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Operating costs	$496,429	$421,387	17.8%
Less:
Depreciation and amortization	18,686	14,717	27.0%
Severance	—	406	*
Multiemployer pension plan withdrawal costs	1,221	1,326	(7.9)%
Adjusted operating costs	$476,522	$404,938	17.7%
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Operating profit	$6,284	$51,658	(87.8)%
Add:
Depreciation and amortization	18,686	14,717	27.0%
Severance	—	406	*
Multiemployer pension plan withdrawal costs	1,221	1,326	(7.9)%
Special items:
Acquisition-related costs	34,712	—	*
Adjusted operating profit	$60,903	$68,107	(10.6)%
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
NOTE 15. SUBSEQUENT EVENTS
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
We are a global media organization that includes digital and print products and related businesses. On February 1, 2022, we acquired The Athletic Media Company (“The Athletic”), a global digital subscription-based sports media business that provides national and local coverage of more than 200 clubs and teams in the U.S. and around the world. For the first quarter of 2022, the results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, we have two reportable segments: The New York Times Group and The Athletic.
We generate revenues principally from subscriptions and advertising. In addition, we generate other revenues primarily consisting of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our headquarters (the “Company Headquarters”), retail commerce, our student subscription sponsorship program, our live events business, and television and film.
Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs or multiemployer pension plan withdrawal costs, and certain identified special items, as applicable. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “Non-GAAP Financial Measures.”

Financial Highlights
•On February 1, 2022, we acquired The Athletic and have included its results in our Condensed Consolidated Financial Statements beginning February 1, 2022.
•Diluted earnings per share from continuing operations were $0.03 and $0.24 for the first quarters of 2022 and 2021, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below under “ Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.19 and $0.26 for the first quarters of 2022 and 2021, respectively.
•Operating profit decreased 87.8% to $6.3 million in the first quarter of 2022, compared with $51.7 million in the first quarter of 2021. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) decreased 10.6% to $60.9 million in the first quarter of 2022 compared with $68.1 million in the first quarter of 2021.
•Total revenues increased 13.6% to $537.4 million in the first quarter of 2022 from $473.0 million in the first quarter of 2021.
•Total subscription revenues increased 13.0% to $372.0 million in the first quarter of 2022 from $329.1 million in the first quarter of 2021. Paid digital-only subscribers totaled approximately 8,328,000 with 9,620,000 paid digital-only subscriptions at the end of the first quarter of 2022, a net increase of 387,000 digital-only subscribers and 382,000 digital-only subscriptions compared with the end of the fourth quarter of 2021 and a net increase of 1,354,000 digital-only subscriptions compared with the end of the first quarter of 2021.
•Total advertising revenues increased 19.7% to $116.3 in the first quarter of 2022 from $97.1 in the first quarter of 2021, due to an increase of 12.6% in digital advertising revenues and an increase of 30.9% in print advertising revenues.
•Operating costs increased 17.8% to $496.4 million in the first quarter of 2022 from $421.4 million in the first quarter of 2021. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 17.7% in the first quarter of 2022 to $476.5 million from $404.9 million in the first quarter of 2021.
•Operating costs that we refer to as “technology costs,” consisting of product development costs as well as components of costs of revenues and general and administrative costs as described below, increased 22.0% to $87.9 million compared with $72.1 million in the first quarter of 2021.
Impact of Covid-19 Pandemic
The global Covid-19 pandemic, efforts to contain it and the resulting disruptions continue to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets and business practices. See “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2021, for more information. The full impact that the pandemic will have on our business, operations and financial results is uncertain and will depend on numerous evolving factors and future developments, including the extent of variants and resurgences; the effect of ongoing vaccination and mitigation efforts; the impact of the pandemic on economic conditions and the companies with which we do business, including our advertisers; the status of travel restrictions; and changes in consumer behavior in response to the pandemic, among many other factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate.
As a result of the global Covid-19 pandemic, the vast majority of our employees have worked remotely since March 2020. As we transition to hybrid work with employees working both from the office and remotely, we have invested and expect to continue to invest in our Company Headquarters and other offices as well as in technological improvements.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Revenues
Subscription	$371,979	$329,084	13.0%
Advertising	116,270	97,116	19.7%
Other	49,176	46,845	5.0%
Total revenues	537,425	473,045	13.6%
Operating costs
Cost of revenue (excluding depreciation and amortization)	281,365	250,997	12.1%
Sales and marketing	77,588	60,153	29.0%
Product development	47,433	38,943	21.8%
General and administrative	71,357	56,577	26.1%
Depreciation and amortization	18,686	14,717	27.0%
Total operating costs	496,429	421,387	17.8%
Acquisition-related costs	34,712	—	*
Operating profit	6,284	51,658	(87.8)%
Other components of net periodic benefit costs	1,522	2,599	(41.4)%
Interest income and other, net	1,075	1,511	(28.9)%
Income from continuing operations before income taxes	5,837	50,570	(88.5)%
Income tax expense	1,112	9,461	(88.2)%
Net income	4,725	41,109	(88.5)%
Net income attributable to The New York Times Company common stockholders	$4,725	$41,109	(88.5)%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products), and single-copy and bulk sales of our print products (which represent less than 5% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
2022 Compared with 2021
Subscription revenues increased 13.0% in the first quarter of 2022 compared with the same prior-year period, primarily due to growth in the number of subscribers to the Company’s digital-only products and a benefit from subscriptions graduating to higher prices from introductory promotional pricing, as well as the inclusion of subscription revenue from The Athletic. The increases in subscription revenue were slightly offset by a decrease in print subscription revenue primarily attributable to lower domestic home delivery revenue, which declined 2.2%, as well as lower single-copy revenue. There is no print subscription revenue generated from The Athletic.
The Company ended the first quarter of 2022 with approximately 9,108,000 paid subscribers with approximately 10,390,000 paid subscriptions across its print and digital products. Of the 9,108,000 subscribers, 8,328,000 were paid digital-only subscribers with 9,620,000 paid digital-only subscriptions. As a result of the acquisition of The Athletic during the quarter, the Company added The Athletic’s approximately 1,101,000 subscribers and 1,233,000 subscriptions as of the date of acquisition.
There was a net increase of 387,000 digital-only subscribers and 382,000 digital-only subscriptions compared with the end of the fourth quarter of 2021 and a net increase of 1,354,000 digital-only subscriptions compared with the end of the first quarter of 2021. These net increases included approximately 16,000 net subscriber and 24,000 net subscription additions to The Athletic since the acquisition. In addition, during the quarter, the Company expanded the terms of domestic home delivery print subscriptions to include access to its Games product and canceled approximately 67,000 standalone Games subscriptions held by home delivery subscribers. This change reduced digital-only subscriptions by 67,000 in the quarter, but had no impact on subscriber numbers.
Print domestic home delivery subscribers totaled approximately 780,000 with 770,000 print subscriptions at the end of the first quarter of 2022, a net decrease of 15,000 subscribers and 14,000 subscriptions compared with the end of the fourth quarter of 2021 and a net decrease of 57,000 subscribers and 55,000 subscriptions compared with the end of the first quarter of 2021.
The following table summarizes digital and print subscription revenues for the first quarters of 2022 and 2021:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Digital-only subscription revenues (1)	$226,763	$179,599	26.3%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	131,391	134,395	(2.2)%
Single-copy, NYT International and Other subscription revenues (3)	13,825	15,090	(8.4)%
Subtotal print subscription revenues	145,216	149,485	(2.9)%
Total subscription revenues	$371,979	$329,084	13.0%
(1) Includes revenue from digital-only bundled and standalone subscriptions to the Company’s news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to digital news, Games, Cooking and Wirecutter products.
(3) NYT International is the international edition of our print newspaper.

We offer a digital subscription package (or “bundle”) that includes access to our digital news, Games, Cooking and Wirecutter products. We also offer standalone digital subscriptions to our digital news product, as well as to The Athletic, and our Games, Cooking, Audm and Wirecutter products. The Company has set out below the number of digital-only, print and total subscribers to the Company’s products as well as certain additional metrics, including average revenue per subscriber. A digital-only subscriber is defined as a subscriber who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s digital products.
The following table summarizes digital and print subscribers as of the end of the first quarters of 2022 and 2021, and fourth quarter of 2021:

	For the Quarters Ended
	March 27, 2022	March 28, 2021	% Change	December 26, 2021	% Change
Digital-only subscribers(1)	8,328	6,101	36.5%	6,840	21.8%
Print subscribers(2)	780	837	(6.8)%	795	(1.9)%
Total subscribers	9,108	6,938	31.3%	7,635	19.3%
(1) Subscribers with paid digital-only subscriptions to one or more of the Company’s news, The Athletic, Games, Cooking and Wirecutter products. Subscribers with a paid domestic home-delivery print subscription to The New York Times are excluded. The number of paid digital-only subscribers from group education and group corporate subscriptions (which collectively represented approximately 5% of paid digital-only subscribers as of December 26, 2021) is derived using the value of the relevant contract and a discounted subscription rate.

(2) Subscribers with a paid domestic home delivery or mail print subscription to The New York Times, which also includes access to digital news, Games, Cooking and Wirecutter products, or a paid print subscription to our Book Review or Large Type Weekly products. Book Review, Mail and Large Type Weekly subscribers are included in the count of subscribers but not subscriptions.

The following table summarizes digital and print subscriptions(1) as of the end of the first quarters of 2022 and 2021, and the fourth quarter of 2021:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change	December 26, 2021	% Change
Digital-only subscriptions (2)(3)	9,620	7,033	36.8%	8,005	20.2%
Print subscriptions (4)	770	825	(6.7)%	784	(1.8)%
Total subscriptions	10,390	7,858	32.2%	8,789	18.2%
(1) While the Company is moving toward an emphasis on individual subscriber growth rather than growth of total subscriptions, we expect to continue to report on the number of subscriptions at least through the fourth quarter of 2022.

(2) Paid digital-only subscriptions to the Company’s news, The Athletic, Games, Cooking, Audm and Wirecutter products. Standalone subscriptions to these products are counted separately and bundle subscriptions are counted as one subscription.

(3) The number of paid digital-only subscriptions includes estimated group corporate and group education subscriptions (which collectively represent approximately 5% of paid digital-only subscriptions as of December 26, 2021). We calculate this estimate using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher. In the fourth quarter of 2021, we updated the discounted subscription rate used as part of this calculation in order to bring it in line with our current digital subscription pricing model. For comparison purposes, we recast digital-only subscriptions in prior periods using the updated methodology, and this resulted in approximately 42,000 additional group corporate and group education subscriptions in the first quarter of 2021. There is no impact to subscription revenue as a result of this change.

(4) Paid domestic home-delivery print subscriptions to The New York Times, which also include access to digital news, Games, Cooking and Wirecutter products. Excludes subscriptions to our Book Review or Large Type Weekly products and subscriptions to The New York Times that are delivered by mail.

The following table summarizes supplementary subscriber metrics as of the end of the first quarters of 2022 and 2021, and fourth quarter of 2021:

	For the Quarters Ended
(In thousands except for ARPU)	March 27, 2022	March 28, 2021	% Change	December 26, 2021	% Change
Digital-only subscriber ARPU(1)	$9.04	$9.15	(1.2)%	$9.55	(5.3)%
Total multiproduct subscribers(2)	2,569	2,100	22.3%	2,351	9.3%
Digital-only subscribers with News(3)	6,150	5,290	16.3%	5,880	4.6%
Subscribers with The Athletic(4)	1,257	N/A	N/A	N/A	N/A
(1) “Digital-only subscriber Average Revenue per User” or “Digital-only subscriber ARPU” is calculated by dividing the average monthly digital subscription revenue (calculated by dividing digital subscription revenue in the quarter by 3.25 to reflect a 28-day billing cycle) in the measurement period by the average number of digital subscribers during the period.

(2) Subscribers with paid subscriptions that include access to two or more of the Company’s products, including through separate standalone subscriptions; a digital bundle; or a print home-delivery subscription (which includes access to our digital news, Games, Cooking and Wirecutter products).

(3) Subscribers with a paid digital-only subscription that includes access to the Company’s digital news product.
(4) Subscribers with a paid subscription that includes access to The Athletic.

    We believe that the significant growth over the last several years in subscriptions to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. The Company is increasing its emphasis on subscriber growth rather than growth of total subscriptions. The following charts illustrate the growth in net digital-only subscribers and corresponding subscription revenues as well as the relative stability of our print domestic home delivery subscription products.

Subscribers (1)
(millions)
Print (2) (3)
Digital-only
Period
2018
0.9
3.0
4.0
2019
0.9
3.9
4.8
2020
0.8
5.9
6.7
2021
0.8
6.8
7.6
Q1 2022
0.8
8.3
9.1

Subscription Revenues (1)
($ millions)
Print domestic home delivery (2)
Print Other (4)
Digital-only
Period
2018
533
109
400
1,042
2019
525
99
460
1,084
2020
529
68
598
1,195
2021
529
59
774
1,362
YTD 2021
134
15
180
329
YTD 2022
131
14
227
372

(1) Amounts may not add due to rounding.
(2) Includes access to some of our digital products.
(3) Includes Book Review, Mail and Large Type Weekly subscribers.
(4) Print Other includes single-copy, NYT International and other subscription revenues

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Advertising revenue from The Athletic is primarily podcast revenue and therefore is reflected in this category. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts.
The following table summarizes digital and print advertising revenues for the first quarters of 2022 and 2021:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Advertising revenues:
Digital	$67,014	$59,496	12.6%
Print	49,256	37,620	30.9%
Total advertising	$116,270	$97,116	19.7%
2022 Compared with 2021
Digital advertising revenues, which represented 57.6% of total advertising revenues in the first quarter of 2022, increased $7.5 million, or 12.6%, to $67.0 million compared with $59.5 million in the same prior-year period, of which $1.8 million, or 23.7%, was contributed by The Athletic following the acquisition. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts. Core digital advertising revenue increased $10.3 million, which includes $1.8 million from The Athletic, due to growth in direct-sold display advertising and podcast advertising revenues. Direct-sold display impressions increased 7%, while the average rate grew 19%. Other digital advertising revenue decreased $2.8 million, primarily due to a 16% decrease in creative services fees, as well as a 14.3% decrease in open-market programmatic advertising revenue. Programmatic impressions decreased by 36%, while the average rate increased 32%.
Print advertising revenues, which represented 42.4% of total advertising revenues in the first quarter of 2022, increased $11.6 million, or 30.9%, to $49.3 million compared with $37.6 million in the same prior-year period. There is no print advertising revenue generated from The Athletic. The increase in the first quarter of 2022 was primarily in the entertainment and luxury categories, which were more severely impacted by the Covid-19 pandemic in the first quarter of 2021.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, our student subscription sponsorship program, our live events business, and television and film.
2022 Compared with 2021
Other revenues increased 5.0% in the first quarter of 2022, compared with the same prior-year period, primarily as a result of higher commercial printing revenue as we began printing several News Corporation publications in our College Point, N.Y., printing and distribution facility in mid-2021, and higher Wirecutter affiliate referral revenues mainly due to Wirecutter’s presence on our core news website (NYTimes.com) homepage resulting in increased views. These increases were partially offset by lower television series revenues as no new episodes aired in 2022 compared to 2021.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $7.1 million and $6.2 million in the first quarters of 2022 and 2021, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization) (1)	$281,365	$250,997	12.1%
Sales and marketing	77,588	60,153	29.0%
Product development (1)	47,433	38,943	21.8%
General and administrative (1)	71,357	56,577	26.1%
Depreciation and amortization	18,686	14,717	27.0%
Total operating costs	$496,429	$421,387	17.8%
(1)Technology costs, which include product development costs and certain components of cost of revenue and general and administrative costs as described below, increased 22.0% to $87.9 million compared with $72.1 million the first quarter of 2021.

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
2022 Compared with 2021
Cost of revenue increased in the first quarter of 2022 by $30.4 million, or 12.1%, compared with the first quarter of 2021. The increase is largely due to higher journalism costs of $22.1 million, higher subscriber servicing costs of $5.0 million, and higher print production and distribution costs of $2.5 million. The increase in journalism costs was largely driven by growth in the number of employees who work in the newsroom and on our Games, Cooking, Audm and Wirecutter products, as well as the inclusion of $10.8 million in journalism costs from The Athletic. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions. The increase in print production and distribution costs was largely due to an increase in newsprint pricing and higher compensation and benefits. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 12.3% to $24.5 million compared with $21.8 million in the first quarter of 2021.

Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs. Media expenses is a component of sales and marketing costs that represents the cost to promote our subscription business.
2022 Compared with 2021
Sales and marketing costs in the first quarter of 2022 increased by $17.4 million, or 29.0%, compared with the first quarter of 2021. The increase is primarily due to higher media expenses and the inclusion of $3.1 million in sales and marketing costs from The Athletic.
Media expenses increased to $46.3 million in the first quarter of 2022 from $35.9 million in the first quarter of 2021 largely as a result of higher brand marketing expenses.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
2022 Compared with 2021
Product development costs in the first quarter of 2022 increased by $8.5 million, or 21.8%, compared with the first quarter of 2021. The increase was largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives as well as the inclusion of $2.3 million in product development costs from The Athletic. All product development costs are technology costs.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.

2022 Compared with 2021
General and administrative costs in the first quarter of 2022 increased by $14.8 million, or 26.1%, compared with the first quarter of 2021. The increase is primarily due to growth in the number of employees as well as the inclusion of $1.7 million in general and administrative costs from The Athletic. Technology costs in General and administrative, which include costs related to enterprise technology and information security, increased 41.0% million to $16.0 million compared with $11.3 million in the first quarter of 2021.
Depreciation and Amortization
2022 Compared with 2021
Depreciation and amortization costs in the first quarter of 2022 increased $4.0 million, or 27.0%, compared to the first quarter of 2021. The increase is due to the acquisition of The Athletic, partially offset by lower depreciation of software assets.
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items.
Segment Information
On February 1, 2022, we acquired The Athletic. For the first quarter of 2022, the results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022. Beginning in the first quarter of 2022, we have two reportable segments: The New York Times Group and The Athletic. Management, including our President and Chief Executive Officer (who is our Chief Operating Decision Maker), uses adjusted operating profit by segment (as defined below) in assessing performance and allocating resources. We include in our presentation revenues and adjusted operating costs (as defined below) to arrive at adjusted operating profit by segment. See “Non-GAAP Financial Measures” below for more information on adjusted operating costs and adjusted operating profit.

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Revenues
The New York Times Group	$525,268	$473,045	11.0%
The Athletic	12,157	—	*
Total revenues	$537,425	$473,045	13.6%
Adjusted operating costs
The New York Times Group	$457,543	$404,938	13.0%
The Athletic	18,979	—	*
Total adjusted operating costs	$476,522	$404,938	17.7%
Adjusted operating profit
The New York Times Group	$67,725	$68,107	(0.6)%
The Athletic	(6,822)	—	*
Total adjusted operating profit	$60,903	$68,107	(10.6)%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
The New York Times Group
Subscription	$361,602	$329,084	9.9%
Advertising	114,490	97,116	17.9%
Other	49,176	46,845	5.0%
Total	$525,268	$473,045	11.0%
The Athletic
Subscription	$10,377	$—	*
Advertising	1,780	—	*
Total	$12,157	$—	*
The New York Times Company
Subscription	$371,979	$329,084	13.0%
Advertising	116,270	97,116	19.7%
Other	49,176	46,845	5.0%
Total	$537,425	$473,045	13.6%
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) details by segment
	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$269,476	$250,997	7.4%
Sales and marketing	74,460	60,153	23.8%
Product development	45,179	38,943	16.0%
Adjusted general and administrative (1)	68,428	54,845	24.8%
Total	$457,543	$404,938	13.0%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$11,889	$—	*
Sales and marketing	3,128	—	*
Product development	2,254	—	*
Adjusted general and administrative	1,708	—	*
Total	$18,979	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$281,365	$250,997	12.1%
Sales and marketing	77,588	60,153	29.0%
Product development	47,433	38,943	21.8%
Adjusted general and administrative (1)	70,136	54,845	27.9%
Total	$476,522	$404,938	17.7%
(1) Excludes multiemployer pension withdrawal costs of $1.2 million for the quarter ended March 27, 2022 and severance and multiemployer pension withdrawal costs of $0.4 million and $1.3 million, respectively, for the quarter ended March 28,2021.

* Represents a change equal to or in excess of 100% or not meaningful.

The New York Times Group
New York Times Group revenues grew 11.0% in the first quarter of 2022 to $525.3 million from $473.0 million in the first quarter of 2021. Subscription revenues increased 9.9% to $361.6 million from $329.1 million in the first quarter of 2021, primarily due to growth in subscription revenues from digital-only products. Advertising revenues increased 17.9% to $114.5 million from $97.1 million in the first quarter of 2021 due to growth in print and digital advertising revenues.
New York Times Group operating costs grew 13.0% in the first quarter of 2022 to $457.5 million from $404.9 million in the first quarter of 2021. The increase in costs were primarily related to growth in the number of employees and higher media expenses.
Adjusted operating profit decreased 0.6% to $67.7 million from $68.1 million in the prior year as higher revenues were more than offset by higher costs.

The Athletic
For the approximately two months in the first quarter of 2022 that the Company owned The Athletic, revenues totaled $12.2 million, primarily from subscription revenues.
The Athletic adjusted operating costs totaled $19.0 million for the period of the first quarter from February 1, 2022, largely from cost of revenue, which was primarily related to journalism costs.
The Athletic adjusted operating loss totaled $6.8 million for the period of the first quarter from February 1, 2022.

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
•operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit), and expressed as a percentage of revenues, adjusted operating profit margin; and
•operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs).
The special item in the first quarter of 2022 consisted of:
•a $34.7 million of pre-tax costs ($25.4 million or $0.15 per share after tax) related to the acquisition of The Athletic. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic stock options, and legal, accounting, financial advisory and integration planning expenses.
There were no special items in the first quarter of 2021.
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
Adjusted diluted earnings per share provides useful information in evaluating the Company’s period-to-period performance because it eliminates items that the Company does not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit (and adjusted operating profit margin) is useful in evaluating the ongoing performance of the Company’s businesses as it excludes the significant non-cash impact of depreciation and amortization as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs. Total operating costs, excluding these items, provide investors with helpful supplemental information on the Company’s underlying operating costs that is used by management in its financial and operational decision-making.
Management considers special items, which may include impairment charges, pension settlement charges, acquisition-related costs and other items that arise from time to time, to be outside the ordinary course of our operations. Management believes that excluding these items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results to historical performance. In addition, management excludes severance costs, which may fluctuate significantly from quarter to quarter, because it believes these costs do not necessarily reflect expected future operating costs and do not contribute to a meaningful comparison of the Company’s operating results to historical performance.
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
	For the Quarters Ended
	March 27, 2022	March 28, 2021	% Change
Diluted earnings per share from continuing operations	$0.03	$0.24	(87.5)%
Add:
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—
Other components of net periodic benefit costs	0.01	0.02	(50.0)%
Special items:
Acquisition-related costs	0.21	—	*
Income tax expense of adjustments	(0.06)	(0.01)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.19	$0.26	(26.9)%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended
	March 27, 2022	March 28, 2021	% Change
Operating profit	$6,284	$51,658	(87.8)%
Add:
Depreciation and amortization	18,686	14,717	27.0%
Severance	—	406	*
Multiemployer pension plan withdrawal costs	1,221	1,326	(7.9)%
Special items:
Acquisition-related costs	34,712	—	*
Adjusted operating profit	$60,903	$68,107	(10.6)%
Divided by:
Revenue	537,425	473,045	13.6%
Adjusted operating profit margin	11.3%	14.4%	(310) bps

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended
	March 27, 2022	March 28, 2021	% Change
Operating costs	$496,429	$421,387	17.8%
Less:
Depreciation and amortization	18,686	14,717	27.0%
Severance	—	406	*
Multiemployer pension plan withdrawal costs	1,221	1,326	(7.9)%
Adjusted operating costs	$476,522	$404,938	17.7%

* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 27, 2022, we had cash, cash equivalents and short- and long-term marketable securities of $474.8 million. Our cash and marketable securities balances between December 26, 2021, and March 27, 2022, decreased primarily due to consideration paid for the acquisition of The Athletic and the annual incentive compensation payments.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2022, the Board of Directors approved an increase in the quarterly dividend to $0.09 per share, which was paid in April 2022. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. As of March 27, 2022, we repurchased 692,800 shares for approximately $29.0 million under this authorization.
Capital Resources
Sources and Uses of Cash
Cash flows (used in)/provided by category were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2022	March 28, 2021	% Change
Operating activities	$(14,659)	$32,929	(144.5)%
Investing activities	$(84,009)	$(26,208)	220.5%
Financing activities	$(51,922)	$(18,108)	186.7%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities decreased in the first quarter of 2022 compared with the same prior-year period primarily due to lower net income, higher cash payments made to settle accounts payable, accrued payroll and other liabilities, an increase in other assets and lower cash payments received from prepaid subscriptions, partially offset by higher cash collections from accounts receivable.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2022 was primarily related to $515.3 million in consideration paid for acquisitions, net of cash acquired, and $8.6 million in capital expenditures payments, partially offset by $440.4 million net maturities of marketable securities.
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
Net cash used in financing activities in the first quarter of 2022 was primarily related to share repurchases of $29.0 million, dividend payments of $11.8 million and share-based compensation tax withholding payments of $9.3 million.

Restricted Cash
We were required to maintain $14.4 million of restricted cash as of March 27, 2022, and $14.3 million as of December 26, 2021, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $10 million and $7 million in the first quarter of 2022 and 2021, respectively. The increase in capital expenditures in 2022 was primarily driven by improvements in the Company Headquarters which are intended to address growth in the number of employees and to enhance technologies that support our transition to hybrid work with employees working both from the office and remotely. The cash payments related to capital expenditures totaled approximately $9 million and $6 million in the first quarters of 2022 and 2021, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of March 27, 2022, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 26, 2021. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 27, 2022, our critical accounting policies have not changed from December 26, 2021.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: significant competition in all aspects of our business; our ability to grow the size and profitability of our subscriber base; our dependence on metrics that are subject to inherent challenges in measurement; our ability to improve and scale our technical and data infrastructure and respond and adapt to changes in technology and consumer behavior; numerous factors that affect our advertising revenues, including economic conditions, market dynamics, evolving digital advertising trends and the evolution of our strategy; damage to our brand or reputation; the impact of the Covid-19 pandemic; economic, geopolitical and other risks associated with the international scope of our business and foreign operations; our ability to attract and maintain a talented and diverse workforce; the impact of labor negotiations and agreements; adverse results from litigation or governmental investigations; risks associated with the recent acquisition of The Athletic, including, among others, those related to our ability to realize the anticipated benefits of the acquisition, our ability to meet our publicly announced guidance about the impact of the acquisition, and the risks associated with its business and operations; the risks and challenges associated with investments we make in new and existing products and services, including The Athletic; risks associated with other acquisitions, divestitures, investments and other transactions; potential effects on our operating flexibility as a result of the nature of significant portions of our expenses; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; significant disruptions in our newsprint supply chain or newspaper printing and distribution channels or a significant increase in the costs to print and distribute our newspaper; security breaches and other network and information systems disruptions; our ability to comply with laws and regulations, including with respect to privacy, data protection and consumer marketing practices; payment processing risk; defects, delays or interruptions in the cloud-based hosting services we utilize; our ability to protect our intellectual property; claims of intellectual property infringement that we have been, and may be in the future, be subject to; the effects of restrictions on our operations as a result of the terms of our credit facility; our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2021, and “Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations” of this Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 26, 2021, details our disclosures about market risk. As of March 27, 2022, there were no material changes in our market risks from December 26, 2021.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 27, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 27, 2022, other than as described in following paragraph, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 1, 2022, we acquired The Athletic. We are currently planning the integration of The Athletic into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2022, will not include The Athletic.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. As of March 27, 2022, repurchases under this authorization totaled approximately $29.0 million (excluding commissions) and approximately $121.0 million remained.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
January 31, 2022 - February 27, 2022 (1)	600,000	$41.77	600,000	$124,938,000
February 28, 2022 - March 27, 2022	92,800	$42.70	92,800	$120,979,000
Total for the first quarter of 2022	692,800	$41.89	692,800	$120,979,000
(1) Reflects repurchases under the authorization approved on February 1, 2022.

Item 6. Exhibits

Exhibit No.

2.1*
Agreement and Plan of Merger, dated as of January 6, 2022, by and among The Athletic Media Company, The New York Times Company, Subscription Holding Co. and Shareholder Representative Services LLC (filed as an Exhibit to the Company’s Form 8-K dated January 7, 2022, and incorporated by reference herein).

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

*Certain identified information has been excluded from this exhibit (indicated by an asterisk above) because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential. Information that was omitted has been noted in the exhibit with a placeholder identified by the mark “[***]”.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 4, 2022	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)