Form 10-Q
period 2022-06-26
NEW YORK TIMES CO
filed 2022-08-03
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of July 29, 2022 (exclusive of treasury shares):

Class A Common Stock	165,469,429	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 26, 2022 (unaudited) and December 26, 2021	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 26, 2022 and June 27, 2021	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 26, 2022 and June 27, 2021	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and six months ended June 26, 2022 and June 27, 2021	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 26, 2022 and June 27, 2021	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item	3	Quantitative and Qualitative Disclosures About Market Risk	45
Item	4	Controls and Procedures	46

PART II		Other Information	47
Item	1	Legal Proceedings	47
Item	1A	Risk Factors	47
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item	6	Exhibits	48

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 26, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$161,342	$319,973
Short-term marketable securities	61,911	341,075
Accounts receivable (net of allowances of $11,170 in 2022 and $12,374 in 2021)	175,984	232,908
Prepaid expenses	46,228	33,199
Other current assets	27,873	25,553
Total current assets	473,338	952,708
Other assets
Long-term marketable securities	230,173	413,380
Property, plant and equipment (less accumulated depreciation and amortization of $804,106 in 2022 and $777,637 in 2021)	566,442	574,952
Goodwill	411,525	166,360
Intangible assets, net	336,126	14,246
Deferred income taxes	107,697	95,800
Miscellaneous assets	387,560	346,662
Total assets	$2,512,861	$2,564,108
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 26, 2022	December 26, 2021
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$113,982	$127,073
Accrued payroll and other related liabilities	122,731	166,464
Unexpired subscriptions revenue	148,511	119,296
Accrued expenses and other	149,053	146,319
Total current liabilities	534,277	559,152
Other liabilities
Pension benefits obligation	286,514	295,104
Postretirement benefits obligation	34,642	36,086
Other	117,294	133,041
Total other liabilities	438,450	464,231
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2022 – 176,273,938; 2021 – 175,971,801 (including treasury shares: 2022 – 10,345,131; 2021 – 8,870,801)	17,627	17,597
Class B – convertible – authorized and issued shares: 2022 – 781,724; 2021 – 781,724	78	78
Additional paid-in capital	236,495	230,115
Retained earnings	1,896,646	1,845,343
Common stock held in treasury, at cost	(225,680)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(298)	3,754
Funded status of benefit plans	(378,273)	(385,680)
Net unrealized loss on available-for-sale securities	(8,466)	(1,276)
Total accumulated other comprehensive loss, net of income taxes	(387,037)	(383,202)
Total New York Times Company stockholders’ equity	1,538,129	1,538,720
Noncontrolling interest	2,005	2,005
Total stockholders’ equity	1,540,134	1,540,725
Total liabilities and stockholders’ equity	$2,512,861	$2,564,108
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(13 weeks)		(26 weeks)
Revenues
Subscription	$383,619	$339,217	$755,598	$668,301
Advertising	117,379	112,774	233,649	209,890
Other	54,682	46,506	103,858	93,351
Total revenues	555,680	498,497	1,093,105	971,542
Operating costs
Cost of revenue (excluding depreciation and amortization)	300,583	251,358	581,948	502,355
Sales and marketing	62,769	53,555	140,357	113,708
Product development	50,822	39,699	98,255	78,642
General and administrative	69,141	62,283	140,498	118,860
Depreciation and amortization	20,704	14,486	39,390	29,203
Total operating costs	504,019	421,381	1,000,448	842,768
Acquisition-related costs	—	—	34,712	—
Lease termination charge	—	3,831	—	3,831
Operating profit	51,661	73,285	57,945	124,943
Other components of net periodic benefit costs	1,624	2,598	3,146	5,197
Interest income and other, net	35,604	1,873	36,679	3,384
Income from continuing operations before income taxes	85,641	72,560	91,478	123,130
Income tax expense	23,864	18,243	24,976	27,704
Net income	61,777	54,317	66,502	95,426
Net income attributable to The New York Times Company common stockholders	$61,777	$54,317	$66,502	$95,426
Average number of common shares outstanding:
Basic	167,636	168,012	167,816	167,828
Diluted	167,636	168,346	167,816	168,312
Basic earnings per share attributable to The New York Times Company common stockholders	$0.37	$0.32	$0.40	$0.57
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.37	$0.32	$0.40	$0.57
Dividends declared per share	$—	$—	$0.09	$0.07
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(13 weeks)		(26 weeks)
Net income	$61,777	$54,317	$66,502	$95,426
Other comprehensive (loss)/income, before tax:
(Loss)/gain on foreign currency translation adjustments	(3,407)	935	(5,616)	(1,767)
Pension and postretirement benefits obligation	5,114	6,409	10,124	12,815
Net unrealized loss on available-for-sale securities	(1,911)	(779)	(9,827)	(1,846)
Other comprehensive (loss)/income, before tax	(204)	6,565	(5,319)	9,202
Income tax (benefit)/expense	(104)	1,756	(1,484)	2,465
Other comprehensive (loss)/income, net of tax	(100)	4,809	(3,835)	6,737
Comprehensive income attributable to The New York Times Company common stockholders	$61,677	$59,126	$62,667	$102,163
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 26, 2022 and June 27, 2021
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, March 28, 2021	$17,670	$212,802	$1,701,860	$(171,211)	$(408,253)	$1,352,868	$2,594	$1,355,462
Net income	—	—	54,317	—	—	54,317	—	54,317
Dividends	—	—	21	—	—	21	—	21
Other comprehensive income	—	—	—	—	4,809	4,809	—	4,809
Issuance of shares:
Restricted stock units vested – 45,280 Class A shares	4	(390)	—	—	—	(386)	—	(386)
Stock-based compensation	—	5,153	—	—	—	5,153	—	5,153
Distributions	—	-	—	—	—	—	(589)	(589)
Balance, June 27, 2021	$17,674	$217,565	$1,756,198	$(171,211)	$(403,444)	$1,416,782	$2,005	$1,418,787

Balance, March 27, 2022	$17,704	$227,815	$1,834,734	$(200,245)	$(386,937)	$1,493,071	$2,005	$1,495,076
Net income	—	—	61,777	—	—	61,777	—	61,777
Dividends	—	—	135	—	—	135	—	135
Other comprehensive loss	—	—	—	—	(100)	(100)	—	(100)
Issuance of shares:
Restricted stock units vested – 10,769 Class A shares	1	(302)	—	—	—	(301)	—	(301)
Share Repurchases - 781,530 Class A shares	—	—	—	(25,435)	—	(25,435)	—	(25,435)
Stock-based compensation	—	8,982	—	—	—	8,982	—	8,982
Balance, June 26, 2022	$17,705	$236,495	$1,896,646	$(225,680)	$(387,037)	$1,538,129	$2,005	$1,540,134

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 26, 2022 and June 27, 2021
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
Net income	—	—	95,426	—	—	95,426	—	95,426
Dividends	—	—	(11,814)	—	—	(11,814)	—	(11,814)
Other comprehensive income	—	—	—	—	6,737	6,737	—	6,737
Issuance of shares:
Stock options – 323,360 Class A shares	33	2,414	—	—	—	2,447	—	2,447
Restricted stock units vested – 187,987 Class A shares	18	(4,954)	—	—	—	(4,936)	—	(4,936)
Performance-based awards - 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	9,338	—	—	—	9,338		9,338
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, June 27, 2021	$17,674	$217,565	$1,756,198	$(171,211)	$(403,444)	$1,416,782	$2,005	$1,418,787

Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
Net income	—	—	66,502	—	—	66,502	—	66,502
Dividends	—	—	(15,199)	—	—	(15,199)	—	(15,199)
Other comprehensive income	—	—	—	—	(3,835)	(3,835)	—	(3,835)
Issuance of shares:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested –138,219 Class A shares	14	(4,086)	—	—	—	(4,072)	—	(4,072)
Performance-based awards - 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share Repurchases - 1,474,330 Class A shares				(54,469)		(54,469)	—	(54,469)
Stock-based compensation	—	16,036	—	—	—	16,036	—	16,036
Balance, June 26, 2022	$17,705	$236,495	$1,896,646	$(225,680)	$(387,037)	$1,538,129	$2,005	$1,540,134

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 26, 2022	June 27, 2021
	(26 weeks)
Cash flows from operating activities
Net income	$66,502	$95,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,390	29,203
Lease termination charge	—	3,831
Amortization of right of use asset	4,979	4,442
Stock-based compensation expense	16,036	9,338
Gain on the sale of land	(34,227)	—
Change in long-term retirement benefit obligations	(9,823)	(8,866)
Fair market value adjustment on life insurance products	1,364	221
Other – net	1,508	(510)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable – net	62,438	30,152
Other assets	(12,287)	(8,027)
Accounts payable, accrued payroll and other liabilities	(120,886)	(54,170)
Unexpired subscriptions	1,154	9,394
Net cash provided by operating activities	16,148	110,434
Cash flows from investing activities
Purchases of marketable securities	(6,649)	(326,996)
Maturities of marketable securities	458,306	293,053
Business acquisitions, net of cash acquired	(515,299)	—
Sales of investments – net	(556)	271
Capital expenditures	(19,005)	(14,677)
Other-net	2,013	2,017
Net cash used in investing activities	(81,190)	(46,332)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(26,895)	(21,825)
Payment of contingent consideration	(1,724)	—
Capital shares:
Proceeds from stock option exercises	3	2,441
Repurchases	(54,469)	—
Share-based compensation tax withholding	(9,629)	(10,901)
Net cash used in financing activities	(92,714)	(30,285)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(157,756)	33,817
Effect of exchange rate changes on cash	(812)	(280)
Cash, cash equivalents and restricted cash at the beginning of the period	334,306	301,964
Cash, cash equivalents and restricted cash at the end of the period	$175,738	$335,501

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 26, 2022, and December 26, 2021, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended June 26, 2022, and June 27, 2021. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 26, 2021. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 and 26 weeks for the second quarter and first six months, respectively.
In December 2021, the Board of Directors approved a resolution to change the Company’s fiscal year from a 52/53 week fiscal year ending the last Sunday of December to a calendar year. Accordingly, the Company’s 2022 fiscal year, which commenced December 27, 2021, will be extended from December 25, 2022, to December 31, 2022, and subsequent fiscal years will begin on January 1 and end on December 31 of each year.
On February 1, 2022, we acquired The Athletic Media Company (“The Athletic”), a global digital subscription-based sports media business that provides national and local coverage of more than 200 clubs and teams in the U.S. and around the world. The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, the Company has two reportable segments: The New York Times Group and The Athletic. Management, including the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker), uses adjusted operating profit by segment (as defined below) in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs (as defined below) to arrive at adjusted operating profit by segment.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of June 26, 2022, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 26, 2021, have not changed materially.
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
Advertising revenue is generated principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print in the form of column-inch ads. Advertising revenue is generated primarily from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Advertising revenue from The Athletic is primarily podcast revenue and therefore is reflected in this category. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising as well as preprinted advertising, also known as freestanding inserts.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, our live events business, our student subscription sponsorship program, and television and film.
Subscription, advertising and other revenues were as follows for the second quarters and first six months ended June 26, 2022, and June 27, 2021:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 26, 2022	As % of total	June 27, 2021	As % of total	June 26, 2022	As % of total	June 27, 2021	As % of total
Subscription	$383,619	69.0%	$339,217	68.1%	$755,598	69.2%	$668,301	68.8%
Advertising	117,379	21.0%	112,774	22.6%	233,649	21.3%	209,890	21.6%
Other (1)	54,682	10.0%	46,506	9.3%	103,858	9.5%	93,351	9.6%
Total	$555,680	100.0%	$498,497	100.0%	$1,093,105	100.0%	$971,542	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million for the second quarters of 2022 and 2021, respectively, and approximately $14 million and $13 million for the first six months of 2022 and 2021, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the second quarters and first six months ended June 26, 2022, and June 27, 2021:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 26, 2022	As % of total	June 27, 2021	As % of total	June 26, 2022	As % of total	June 27, 2021	As % of total
Digital-only subscription revenues (1)	$238,727	62.2%	$190,145	56.1%	$465,489	61.6%	$369,745	55.3%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	131,080	34.2%	134,755	39.7%	262,472	34.7%	269,150	40.3%
Single-copy, NYT International and Other subscription revenues (3)	13,812	3.6%	14,317	4.2%	27,637	3.7%	29,406	4.4%
Subtotal print subscription revenues	144,892	37.8%	149,072	43.9%	290,109	38.4%	298,556	44.7%
Total subscription revenues	$383,619	100.0%	$339,217	100.0%	$755,598	100.0%	$668,301	100.0%
(1) Includes revenue from digital-only bundled and standalone subscriptions to our news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to our digital news product, as well as our Games, Cooking and Wirecutter products.
(3) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the second quarters and first six months ended June 26, 2022, and June 27, 2021:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 26, 2022	As % of total	June 27, 2021	As % of total	June 26, 2022	As % of total	June 27, 2021	As % of total
Advertising revenues:
Digital	$69,292	59.0%	$70,995	63.0%	$136,306	58.3%	$130,491	62.2%
Print	48,087	41.0%	41,779	37.0%	97,343	41.7%	79,399	37.8%
Total advertising	$117,379	100.0%	$112,774	100.0%	$233,649	100.0%	$209,890	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of June 26, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $105 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $21 million, $22 million and $62 million will be recognized in the remainder of 2022, 2023 and thereafter through 2028, respectively.
Contract Assets
As of June 26, 2022, and December 26, 2021, the Company had $3.7 million and $3.4 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $11.6 million and $1.7 million of net unrealized losses in Accumulated other comprehensive income (“AOCI”) as of June 26, 2022, and December 26, 2021, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of June 26, 2022, and December 26, 2021:

	June 26, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$35,776	$2	$(408)	$35,370
Corporate debt securities	19,922	—	(289)	19,633
Municipal securities	7,033	—	(125)	6,908
Total short-term AFS securities	$62,731	$2	$(822)	$61,911
Long-term AFS securities
Corporate debt securities	$157,376	$—	$(7,507)	$149,869
U.S. Treasury securities	50,858	—	(2,127)	48,731
U.S. governmental agency securities	28,804	—	(1,003)	27,801
Municipal securities	3,890	—	(118)	3,772
Total long-term AFS securities	$240,928	$—	$(10,755)	$230,173

	December 26, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$148,899	$692	$(43)	$149,548
Corporate debt securities	107,158	245	(69)	107,334
Certificates of deposit	55,551	—	—	55,551
Commercial paper	21,145	—	—	21,145
Municipal securities	3,999	—	(2)	3,997
U.S. governmental agency securities	3,500	—	—	3,500
Total short-term AFS securities	$340,252	$937	$(114)	$341,075
Long-term AFS securities
Corporate debt securities	$242,764	$149	$(1,858)	$241,055
U.S. Treasury securities	119,695	—	(549)	119,146
U.S. governmental agency securities	39,498	—	(252)	39,246
Municipal securities	13,994	—	(61)	13,933
Total long-term AFS securities	$415,951	$149	$(2,720)	$413,380

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of June 26, 2022, and December 26, 2021, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 26, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$30,842	$(408)	$—	$—	$30,842	$(408)
Corporate debt securities	19,633	(289)	—	—	19,633	(289)
Municipal securities	6,908	(125)	—	—	6,908	(125)
Total short-term AFS securities	$57,383	$(822)	$—	$—	$57,383	$(822)
Long-term AFS securities
Corporate debt securities	$138,137	$(7,006)	$11,732	$(501)	$149,869	$(7,507)
U.S. Treasury securities	45,986	(2,023)	2,745	(104)	48,731	(2,127)
U.S. governmental agency securities	22,015	(789)	5,786	(214)	27,801	(1,003)
Municipal securities	3,772	(118)	—	—	3,772	(118)
Total long-term AFS securities	$209,910	$(9,936)	$20,263	$(819)	$230,173	$(10,755)

	December 26, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$61,018	$(43)	$—	$—	$61,018	$(43)
Corporate debt securities	53,148	(69)	—	—	53,148	(69)
Municipal securities	1,998	(2)	—	—	1,998	(2)
Total short-term AFS securities	$116,164	$(114)	$—	$—	$116,164	$(114)
Long-term AFS securities
Corporate debt securities	$224,022	$(1,858)	$—	$—	$224,022	$(1,858)
U.S. Treasury securities	119,146	(549)	—	—	119,146	(549)
U.S. governmental agency securities	39,246	(252)	—	—	39,246	(252)
Municipal securities	13,933	(61)	—	—	13,933	(61)
Total long-term AFS securities	$396,347	$(2,720)	$—	$—	$396,347	$(2,720)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of June 26, 2022, and December 26, 2021, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of June 26, 2022, and December 26, 2021, we have recognized no losses or allowance for credit losses related to AFS securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 26, 2022, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 33 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
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
On February 1, 2022, the Company acquired The Athletic in an all-cash transaction. The consideration paid of approximately $550 million was funded from cash on hand and included $523.5 million which we determined to be the purchase price for assets acquired and liabilities assumed, and $26.7 million paid in connection with the acceleration of The Athletic stock options. The stock options acceleration is included in Acquisition-related costs in our Condensed Consolidated Statements of Operations for the six months ended June 26, 2022.
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
The following unaudited pro forma summary presents consolidated information of the Company, including The Athletic, as if the business combination had occurred on December 28, 2020, the earliest period presented herein:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue	$555,680	$514,765	$1,100,252	$1,001,932
Net income	61,777	39,270	89,822	31,056
The pro forma adjustments include (1) transaction costs and other one-time non-recurring costs which reduced expenses by $47.8 million for the six months ended June 26, 2022 and increased expenses by $47.8 million for the six months ended June 27, 2021, (2) recognition of additional amortization related to the intangible assets acquired (3) alignment of accounting policies, and (4) recognition of the estimated income tax impact of the pro forma adjustments. The pro forma does not reflect cost savings or operating synergies expected to result from the acquisition. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Goodwill and Intangibles
The changes in the carrying amount of goodwill as of June 26, 2022, and since December 26, 2021, were as follows:

(In thousands)	The New York Times Group	The Athletic	Total
Balance as of December 27, 2020	$171,657	$—	$171,657
Foreign currency translation	(5,297)	—	(5,297)
Balance as of December 26, 2021	166,360	—	166,360
Foreign currency translation	(4,627)	—	(4,627)
Acquisition of The Athletic	—	249,792	249,792
Balance as of June 26, 2022	$161,733	$249,792	$411,525
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of June 26, 2022, the gross book value and accumulated amortization of acquired intangible assets from the acquisition of The Athletic were as follows:

(In thousands)	Gross book value	Accumulated amortization	Net book value
Trademark	$160,000	$(3,333)	$156,667
Existing subscriber base	135,000	(4,688)	130,312
Developed technology	35,000	(2,917)	32,083
Content archive	2,000	(417)	1,583
Total	$332,000	$(11,355)	$320,645

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets from the acquisition of The Athletic included in Depreciation and amortization in our Condensed Consolidated Statements of Operations for the second quarter and first six months of 2022 was $6.9 million and $11.4 million, respectively. The estimated aggregate amortization expense for the remainder of 2022 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2022	$13,625
2023	27,250
2024	26,333
2025	26,250
2026	26,250
Thereafter	200,937
Total amortization expense	$320,645
The aggregate carrying amount of intangible assets of $336.1 million, which includes an indefinite-lived intangible of $9.0 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of June 26, 2022.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities revalued, sold or impaired are recognized in Interest income and other, net in our Condensed Consolidated Statements of Operations.
As of June 26, 2022, and December 26, 2021, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $28.4 million and $27.9 million, respectively.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $1.9 million and $2.4 million for the second quarters of 2022 and 2021, respectively, and $3.9 million and $5.0 million for the first six months of 2022 and 2021, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Interest income and other expense, net	$1,535	$2,053	$2,757	$3,743
Gain on the sale of land (1)	34,227	—	34,227	—
Interest expense	(158)	(180)	(305)	(359)
Total interest income and other, net	$35,604	$1,873	$36,679	$3,384
(1) On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 26, 2022, and December 26, 2021, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 26, 2022	December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$161,342	$319,973
Restricted cash included within miscellaneous assets	14,396	14,333
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$175,738	$334,306
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
As of June 26, 2022, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the documents governing the Credit Facility.
On July 27, 2022, the Company entered into an amendment and restatement of the Credit Facility that, among other changes, increased the committed amount to $350.0 million and extended the maturity date to July 27, 2027. See Note 15 for more information.
Severance Costs
We recognized $2.7 million in severance costs largely related to our commercial printing operations in the second quarter and first six months of 2022. We recognized no severance costs in the second quarter of 2021 and $0.4 million in severance costs in the first six months of 2021. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $4.3 million and $2.1 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of June 26, 2022, and December 26, 2021, respectively.
Acquisition-Related Costs
The Company incurred $34.7 million of acquisition-related costs for the six months ended June 26, 2022. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic stock options, and legal, accounting, financial advisory and integration planning expenses.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 26, 2022, and December 26, 2021:

(In thousands)	June 26, 2022				December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S. Treasury securities	$35,370	$—	$35,370	$—	$149,548	$—	$149,548	$—
Corporate debt securities	19,633	—	19,633	—	107,334	—	107,334	—
Certificates of deposit	—	—	—	—	55,551	—	55,551	—
Municipal securities	6,908	—	6,908	—	3,997	—	3,997	—
U.S. governmental agency securities	—	—	—	—	3,500	—	3,500	—
Commercial paper	—	—	—	—	21,145	—	21,145	—
Total short-term AFS securities	$61,911	$—	$61,911	$—	$341,075	$—	$341,075	$—
Long-term AFS securities (1)
Corporate debt securities	$149,869	$—	$149,869	$—	$241,055	$—	$241,055	$—
U.S. Treasury securities	48,731	—	48,731	—	119,146	—	119,146	—
U.S. governmental agency securities	27,801	—	27,801	—	39,246	—	39,246	—
Municipal securities	3,772	—	3,772	—	13,933	—	13,933	—
Total long-term AFS securities	$230,173	$—	$230,173	$—	$413,380	$—	$413,380	$—
Liabilities:
Deferred compensation (2)(3)	$14,330	$14,330	$—	$—	$21,101	$21,101	$—	$—
Contingent consideration	$5,858	$—	$—	$5,858	$7,450	$—	$—	$7,450
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $47.9 million as of June 26, 2022, and $52.5 million as of December 26, 2021. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the quarters and six months ended June 26, 2022, and June 27, 2021:

	Quarters Ended		Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Balance at the beginning of the period	$5,858	$7,728	$7,450	$8,431
Payments	—	(862)	(1,724)	(862)
Fair value adjustments (1)	—	584	132	(119)
Contingent consideration at the end of the period	$5,858	$7,450	$5,858	$7,450
(1) Fair value adjustments are included in General and administrative costs in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of June 26, 2022, and December 26, 2021, of $5.9 million and $7.5 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets.

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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	June 26, 2022			June 27, 2021
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,882	$—	$2,882	$2,276	$—	$2,276
Interest cost	8,837	1,284	10,121	7,629	1,088	8,717
Expected return on plan assets	(13,807)	—	(13,807)	(12,678)	—	(12,678)
Amortization of actuarial loss	3,266	1,643	4,909	5,057	1,822	6,879
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost	$692	$2,927	$3,619	$1,798	$2,910	$4,708

	For the Six Months Ended
	June 26, 2022			June 27, 2021
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,763	$—	$5,763	$4,552	$—	$4,552
Interest cost	17,675	2,568	20,243	15,258	2,176	17,434
Expected return on plan assets	(27,615)	—	(27,615)	(25,355)	—	(25,355)
Amortization of actuarial loss	6,532	3,287	9,819	10,113	3,642	13,755
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension cost	$1,383	$5,855	$7,238	$3,596	$5,818	$9,414
During the first six months of 2022 and 2021, we made pension contributions of $5.1 million and $4.2 million, respectively, to the APP. We expect to make contractual contributions in 2022 of approximately $10 million, which more than satisfy minimum funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Service cost	$11	$13	$23	$26
Interest cost	183	141	365	282
Amortization of actuarial loss	823	852	1,647	1,704
Amortization of prior service credit	(132)	(836)	(368)	(1,672)
Net periodic postretirement benefit cost	$885	$170	$1,667	$340

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The Company had income tax expense of $23.9 million and $25.0 million in the second quarter and first six months of 2022, respectively. The Company had income tax expense of $18.2 million and $27.7 million in the second quarter and first six months of 2021, respectively. The Company’s effective tax rates from continuing operations were 27.9% and 27.3% for the second quarter and first six months of 2022, respectively. The Company’s effective tax rates from continuing operations were 25.1% and 22.5% for the second quarter and first six months of 2021, respectively. The increase in income tax expense in the second quarter of 2022 was primarily due to higher income from continuing operations in the second quarter of 2022. The decrease in income tax expense in the first six months of 2022 was primarily due to lower income from continuing operations in the first six months of 2022. The increase in the effective tax rate in the first six months of 2022 was primarily due to a lower benefit in the first six months of 2022 from stock price appreciation on stock-based awards that settled in the respective six-month periods.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. Our cash tax payments have increased significantly this year as a result of the foregoing provision, and we expect our cash tax payments will continue to be elevated over the next few years if Congress does not repeal or defer the effective date of this provision. Also, our deferred tax assets will increase significantly as we begin to capitalize our research and development expenditures.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares was de minimis in the second quarter and first six months of 2022, respectively. The difference between basic and diluted shares was approximately 0.3 million and 0.5 million in the second quarter and first six months of 2021, respectively. In 2021, dilution resulted primarily from the dilutive effect of certain performance awards, restricted stock units and stock options.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 1.4 million and 0.3 million restricted stock units excluded from the computation of diluted earnings per share in the second quarter and first six months of 2022, respectively, because they were anti-dilutive. There were approximately 0.3 million and 0.2 million restricted stock units excluded from the computation of diluted earnings per share in the second quarter and first six months of 2021, respectively, because they were anti-dilutive. There were no anti-dilutive stock options or stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the second quarters and first six months of 2022 and 2021.
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
As of June 26, 2022, repurchases under this authorization totaled approximately $54.4 million (excluding commissions) and approximately $95.6 million remained.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the changes in AOCI by component as of June 26, 2022:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 26, 2021	$3,754	$(385,680)	$(1,276)	$(383,202)
Other comprehensive loss before reclassifications, before tax	(5,616)	—	(9,827)	(15,443)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	10,124	—	10,124
Income tax (benefit)/expense	(1,564)	2,717	(2,637)	(1,484)
Net current-period other comprehensive (loss)/ income, net of tax	(4,052)	7,407	(7,190)	(3,835)
Balance as of June 26, 2022	$(298)	$(378,273)	$(8,466)	$(387,037)
The following table summarizes the reclassifications from AOCI for the six months ended June 26, 2022:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,340)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	11,464	Other components of net periodic benefit costs
Total reclassification, before tax(2)	10,124
Income tax expense	2,717	Income tax expense
Total reclassification, net of tax	$7,407
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended June 26, 2022.
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Cost of revenue	$2,030	$1,291	$3,619	$2,421
Sales and marketing	304	277	669	624
Product development	2,848	999	4,599	1,676
General and administrative	3,800	2,586	7,149	4,617
Total stock-based compensation expense	$8,982	$5,153	$16,036	$9,338

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
On February 1, 2022, the Company acquired The Athletic (see Note 5). Beginning with the first quarter of 2022, the results of The Athletic have been included in the Company's Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, the

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company has two reportable segments: The New York Times Group and The Athletic. These segments are evaluated regularly by the Company’s Chief Operating Decision Maker in assessing performance and allocating resources. Management uses adjusted operating profit by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items.

Subscription revenue from our digital subscription package (or “bundle”) is allocated to The New York Times Group and The Athletic. We allocate revenue first to our digital news product based on its list price and then the remaining bundle revenue is allocated to the other products in the bundle, including The Athletic, based on their relative list price. The direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, are allocated to The New York Times Group and The Athletic based on a historical actual percentage of these costs to bundle revenue.

The following tables present segment information:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Revenues
The New York Times Group	$536,134	$498,497	7.6%	$1,061,402	$971,542	9.2%
The Athletic	19,546	—	*	31,703	—	*
Total revenues	$555,680	$498,497	11.5%	$1,093,105	$971,542	12.5%
Adjusted operating costs
The New York Times Group	$447,316	$405,594	10.3%	$904,860	$810,532	11.6%
The Athletic	32,145	—	*	51,123	—	*
Total adjusted operating costs	$479,461	$405,594	18.2%	$955,983	$810,532	17.9%
Adjusted operating profit
The New York Times Group	$88,818	$92,903	(4.4)%	$156,542	$161,010	(2.8)%
The Athletic	(12,599)	—	*	(19,420)	—	*
Total adjusted operating profit	$76,219	$92,903	(18.0)%	$137,122	$161,010	(14.8)%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
The New York Times Group
Subscription	$366,620	$339,217	8.1%	$728,222	$668,301	9.0%
Advertising	114,832	112,774	1.8%	229,322	209,890	9.3%
Other	54,682	46,506	17.6%	103,858	93,351	11.3%
Total	$536,134	$498,497	7.6%	$1,061,402	$971,542	9.2%
The Athletic
Subscription	$16,999	$—	*	$27,376	$—	*
Advertising	2,547	—	*	4,327	—	*
Total	$19,546	$—	*	$31,703	$—	*
The New York Times Company
Subscription	$383,619	$339,217	13.1%	$755,598	$668,301	13.1%
Advertising	117,379	112,774	4.1%	233,649	209,890	11.3%
Other	54,682	46,506	17.6%	103,858	93,351	11.3%
Total	$555,680	$498,497	11.5%	$1,093,105	$971,542	12.5%
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$279,985	$251,358	11.4%	$549,460	$502,355	9.4%
Sales and marketing	58,183	53,555	8.6%	132,643	113,708	16.7%
Product development	46,773	39,699	17.8%	91,952	78,642	16.9%
Adjusted general and administrative (1)	62,375	60,982	2.3%	130,805	115,827	12.9%
Total	$447,316	$405,594	10.3%	$904,860	$810,532	11.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$20,598	$—	*	$32,488	$—	*
Sales and marketing	4,586	—	*	7,714	—	*
Product development	4,049	—	*	6,303	—	*
Adjusted general and administrative (2)	2,912	—	*	4,618	—	*
Total	$32,145	$—	*	$51,123	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$300,583	$251,358	19.6%	$581,948	$502,355	15.8%
Sales and marketing	62,769	53,555	17.2%	140,357	113,708	23.4%
Product development	50,822	39,699	28.0%	98,255	78,642	24.9%
Adjusted general and administrative	65,287	60,982	7.1%	135,423	115,827	16.9%
Total	$479,461	$405,594	18.2%	$955,983	$810,532	17.9%
(1) Excludes severance of $2.5 million for the quarter and six months ended June 26, 2022, and multiemployer pension withdrawal costs of $1.2 million and $2.4 million for the quarter and six months ended June 26, 2022, respectively. Excludes multiemployer pension withdrawal costs of $1.3 million and $2.6 million for the quarter and six months ended June 27, 2021, respectively, and severance of $0.4 million for the six months ended June 27, 2021.

(2) Excludes $0.2 million of severance for the quarter and six months ended June, 26, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Operating costs	$504,019	$421,381	19.6%	$1,000,448	$842,768	18.7%
Less:
Depreciation and amortization	20,704	14,486	42.9%	39,390	29,203	34.9%
Severance	2,660	—	*	2,660	406	*
Multiemployer pension plan withdrawal costs	1,194	1,301	(8.2)%	2,415	2,627	(8.1)%
Adjusted operating costs	$479,461	$405,594	18.2%	$955,983	$810,532	17.9%
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Operating profit	$51,661	$73,285	(29.5)%	$57,945	$124,943	(53.6)%
Add:
Depreciation and amortization	20,704	14,486	42.9%	39,390	29,203	34.9%
Severance	2,660	—	*	2,660	406	*
Multiemployer pension plan withdrawal costs	1,194	1,301	(8.2)%	2,415	2,627	(8.1)%
Special items:
Acquisition-related costs	—	—	—	34,712	—	*
Lease termination charge	—	3,831	*	—	3,831	*
Adjusted operating profit	$76,219	$92,903	(18.0)%	$137,122	$161,010	(14.8)%
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
NOTE 15. SUBSEQUENT EVENTS
Amended Revolving Credit Facility
On July 27, 2022, the Company entered into an amendment and restatement of its Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility provides for up to $350.0 million of revolving credit loans for the five-year period through July 27, 2027. There was no initial borrowing under the Amended Credit Facility, there are approximately $0.6 million in outstanding letters of credit and the remaining committed amount remains available.
The Amended Credit Facility contains various customary affirmative and negative covenants.

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
We generate revenues principally from subscriptions and advertising. In addition, we generate other revenues primarily consisting of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our headquarters (the “Company Headquarters”), retail commerce, our live events business, our student subscription sponsorship program, and television and film.
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
Beginning with the second quarter of 2022, the Company has updated its rounding methodology for subscriptions (including net subscriptions additions), subscribers (including net subscriber additions) and subscriber-related metrics (other than average revenue per subscriber (“ARPU”)) and will round to the nearest ten thousand instead of the nearest thousand as it had previously been presenting. The sum of individual metrics may not always equal total amounts indicated due to rounding.

Financial Highlights
•Operating profit decreased 29.5% to $51.7 million in the second quarter of 2022, compared with $73.3 million in the second quarter of 2021. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) decreased 18.0% to $76.2 million in the second quarter of 2022 compared with $92.9 million in the second quarter of 2021. The decreases were primarily attributable to operating losses at The Athletic, as well as higher operating costs at The New York Times Group.
•Total revenues increased 11.5% to $555.7 million in the second quarter of 2022 from $498.5 million in the second quarter of 2021.
•Total subscription revenues increased 13.1% to $383.6 million in the second quarter of 2022 from $339.2 million in the second quarter of 2021. Digital subscription revenues increased 25.5% to $238.7 million in the second quarter of 2022 from $190.1 million in the second quarter of 2021. Paid digital-only subscribers totaled approximately 8.41 million with approximately 9.81 million paid digital-only subscriptions at the end of the second quarter of 2022, a net increase of 180,000 digital-only subscribers and 230,000 digital-only subscriptions compared with the end of the first quarter of 2022 and a net increase of 1,480,000 digital-only subscriptions compared with the end of the second quarter of 2021.
•Total advertising revenues increased 4.1% to $117.4 million in the second quarter of 2022 from $112.8 million in the second quarter of 2021, due to an increase of 15.1% in print advertising revenues, partially offset by a decrease of 2.4% in digital advertising revenues.
•Operating costs increased 19.6% to $504.0 million in the second quarter of 2022 from $421.4 million in the second quarter of 2021. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 18.2% to $479.5 million in the second quarter of 2022 from $405.6 million in the second quarter of 2021.
•Operating costs that we refer to as “technology costs,” consisting of product development costs as well as components of costs of revenues and general and administrative costs as described below, increased 24.2% to $92.6 million compared with $74.6 million in the second quarter of 2021.
•Diluted earnings per share from continuing operations were $0.37 and $0.32 for the second quarters of 2022 and 2021, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.24 and $0.36 for the second quarters of 2022 and 2021, respectively.
Impact of Covid-19 Pandemic
The global Covid-19 pandemic, efforts to contain it and the resulting disruptions continue to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets and business practices. See “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2021, for more information. The full impact that the pandemic will have on our business, operations and financial results is uncertain and will depend on numerous evolving factors and future developments. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are appropriate.
As a result of the global Covid-19 pandemic, the vast majority of our employees have worked remotely since March 2020. As we transition to hybrid work with employees working both from the office and remotely, we have invested in our Company Headquarters and other offices as well as in technological improvements.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Revenues
Subscription	$383,619	$339,217	13.1%	$755,598	$668,301	13.1%
Advertising	117,379	112,774	4.1%	233,649	209,890	11.3%
Other	54,682	46,506	17.6%	103,858	93,351	11.3%
Total revenues	555,680	498,497	11.5%	1,093,105	971,542	12.5%
Operating costs
Cost of revenue (excluding depreciation and amortization)	300,583	251,358	19.6%	581,948	502,355	15.8%
Sales and marketing	62,769	53,555	17.2%	140,357	113,708	23.4%
Product development	50,822	39,699	28.0%	98,255	78,642	24.9%
General and administrative	69,141	62,283	11.0%	140,498	118,860	18.2%
Depreciation and amortization	20,704	14,486	42.9%	39,390	29,203	34.9%
Total operating costs	504,019	421,381	19.6%	1,000,448	842,768	18.7%
Acquisition-related costs	—	—	—	34,712	—	*
Lease termination charge	—	3,831	*	—	3,831	*
Operating profit	51,661	73,285	(29.5)%	57,945	124,943	(53.6)%
Other components of net periodic benefit costs	1,624	2,598	(37.5)%	3,146	5,197	(39.5)%
Interest income and other, net	35,604	1,873	*	36,679	3,384	*
Income from continuing operations before income taxes	85,641	72,560	18.0%	91,478	123,130	(25.7)%
Income tax expense	23,864	18,243	30.8%	24,976	27,704	(9.8)%
Net income	61,777	54,317	13.7%	66,502	95,426	(30.3)%
Net income attributable to The New York Times Company common stockholders	$61,777	$54,317	13.7%	$66,502	$95,426	(30.3)%
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
Subscription revenues increased 13.1% in the second quarter and first six months of 2022 compared with the same prior-year periods, primarily due to growth in the number of subscribers to the Company’s digital-only products and the benefit from subscriptions graduating to higher prices from introductory promotional pricing, as well as the inclusion of subscription revenue from The Athletic. The increases in subscription revenue were slightly offset by a decrease in print subscription revenue primarily attributable to lower domestic home delivery revenue, which declined 2.7% and 2.5% for the second quarter and first six months of 2022, respectively, due to secular trends. There is no print subscription revenue generated from The Athletic.
The Company ended the second quarter of 2022 with approximately 9.17 million paid subscribers with approximately 10.56 million paid subscriptions across its print and digital products. Of the 9.17 million subscribers, approximately 8.41 million were paid digital-only subscribers with approximately 9.81 million paid digital-only subscriptions.
There was a net increase of 180,000 digital-only subscribers and 230,000 digital-only subscriptions compared with the end of the first quarter of 2022. There was a net increase of 1,200,000 digital-only subscribers and 1,480,000 digital-only subscriptions compared with the end of the second quarter of 2021, which excludes approximately 1,029,000 subscribers and 1,161,000 subscriptions that were added as a result of the acquisition of The Athletic in the first quarter of 2022. The Athletic had a net increase of 50,000 standalone subscribers in the quarter. In addition, late in the quarter the Company began giving its bundle subscribers access to The Athletic, which added approximately 420,000 Subscribers with The Athletic. As a result, total growth in Subscribers with The Athletic was approximately 470,000 in the second quarter.
Print domestic home delivery subscribers totaled approximately 760,000 with 750,000 print subscriptions at the end of the second quarter of 2022, a net decrease of 20,000 subscribers and 20,000 subscriptions compared with the end of the first quarter of 2022 and a net decrease of 60,000 subscribers and 50,000 subscriptions compared with the end of the second quarter of 2021.
The following table summarizes digital and print subscription revenues for the second quarters and first six months of 2022 and 2021:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Digital-only subscription revenues (1)	$238,727	$190,145	25.5%	$465,489	$369,745	25.9%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	131,080	134,755	(2.7)%	262,472	269,150	(2.5)%
Single-copy, NYT International and Other subscription revenues (3)	13,812	14,317	(3.5)%	27,637	29,406	(6.0)%
Subtotal print subscription revenues	144,892	149,072	(2.8)%	290,109	298,556	(2.8)%
Total subscription revenues	$383,619	$339,217	13.1%	$755,598	$668,301	13.1%
(1) Includes revenue from digital-only bundled and standalone subscriptions to the Company’s news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to our digital news product, as well as our Games, Cooking and Wirecutter products.
(3) NYT International is the international edition of our print newspaper.

We offer a digital subscription package (or “bundle”) that includes access to our digital news product as well as The Athletic and our Games, Cooking and Wirecutter products. We also offer standalone digital subscriptions to our digital news product, as well as to The Athletic, and our Games, Cooking, Audm and Wirecutter products. The Company has set out below the number of digital-only, print and total subscribers to the Company’s products as well as certain additional metrics, including ARPU. A digital-only subscriber is defined as a subscriber who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s digital products.
Beginning with the second quarter of 2022, the Company has updated its rounding methodology for subscriptions (including net subscriptions additions), subscribers (including net subscriber additions) and subscriber-related metrics (other than ARPU) and will round to the nearest ten thousand instead of the nearest thousand as it had previously been presenting. The sum of individual metrics may not always equal total amounts indicated due to rounding.
The following table summarizes digital and print subscribers as of the end of the second quarters of 2022 and 2021, and first quarter of 2022:

	For the Quarters Ended
	June 26, 2022	June 27, 2021	% Change	March 27, 2022 (1)	% Change
Digital-only subscribers(2)	8,410	6,190	35.9%	8,230	2.2%
Print subscribers(3)	760	815	(6.7)%	780	(2.6)%
Total subscribers	9,170	7,005	30.9%	9,010	1.8%
(1) Corrected from previously released information. Refer to Supplementary Information Section.
(2) Subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Games, Cooking and Wirecutter products. Subscribers with a paid domestic home-delivery print subscription to The New York Times are excluded. The number of paid digital-only subscribers from group education and group corporate subscriptions (which collectively represented approximately 4% of paid digital-only subscribers as of June 26, 2022) is derived using the value of the relevant contract and a discounted subscription rate.

(3) Subscribers with a paid domestic home delivery or mail print subscription to The New York Times, which also includes access to our digital news product, as well as our Games, Cooking and Wirecutter products, or a paid print subscription to our Book Review or Large Type Weekly products. Book Review, Mail and Large Type Weekly subscribers are included in the count of subscribers but not subscriptions.

The following table summarizes digital and print subscriptions(1) as of the end of the second quarters of 2022 and 2021, and the first quarter of 2022:

	For the Quarters Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	March 27, 2022 (2)	% Change
Digital-only subscriptions (3)(4)	9,810	7,175	36.7%	9,579	2.4%
Print subscriptions (5)	750	803	(6.6)%	770	(2.6)%
Total subscriptions	10,560	7,978	32.4%	10,349	2.0%
(1) While the Company is moving toward an emphasis on individual subscriber growth rather than growth of total subscriptions, we expect to continue to report on the number of subscriptions at least through the fourth quarter of 2022.

(2) Corrected from previously released information. Refer to Supplementary Information Section.
(3) Paid digital-only subscriptions to our news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products. Standalone subscriptions to these products are counted separately and bundle subscriptions are counted as one subscription.

(4) The number of paid digital-only subscriptions includes estimated group corporate and group education subscriptions (which collectively represented approximately 4% of paid digital-only subscriptions as of June 26, 2022). We calculate this estimate using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group subscriptions is substantially higher. In the fourth quarter of 2021, we updated the discounted subscription rate used as part of this calculation in order to bring it in line with our current digital subscription pricing model. For comparison purposes, we recast digital-only subscriptions in prior periods using the updated methodology, and this resulted in approximately 42,000 additional group corporate and group education subscriptions in the second quarter of 2021. There is no impact to subscription revenue as a result of this change.

(5) Paid domestic home-delivery print subscriptions to The New York Times, which also include access to our digital news product, as well as our Games, Cooking and Wirecutter products. Excludes subscriptions to our Book Review or Large Type Weekly products and subscriptions to The New York Times that are delivered by mail.

The following table summarizes supplementary subscriber metrics as of the end of the second quarters of 2022 and 2021, and first quarter of 2022:

	For the Quarters Ended
(In thousands except for ARPU)	June 26, 2022	June 27, 2021	% Change	March 27, 2022 (1)	% Change
Digital-only subscriber ARPU(2)	$8.83	$9.55	(7.5)%	$9.13	(3.3)%
Total multiproduct subscribers(3)	2,690	2,135	26.0%	2,566	4.8%
Digital-only subscribers with News(4)	6,140	5,350	14.8%	6,101	0.6%
Subscribers with The Athletic(5)	1,690	N/A	N/A	1,216	39.0%
(1) Corrected from press release previously issued. Refer to Supplementary Information Section.
(2) “Digital-only subscriber Average Revenue per User” or “Digital-only subscriber ARPU” is calculated by dividing the average monthly digital subscription revenue (calculated by dividing digital subscription revenue in the quarter by 3.25 to reflect a 28-day billing cycle) in the measurement period by the average number of digital subscribers during the period.

(3) Subscribers with paid subscriptions that include access to two or more of the Company’s products, including through separate standalone subscriptions; a digital bundle; or a print home-delivery subscription (which includes access to our digital news product, as well as The Athletic and our Games, Cooking and Wirecutter products).

(4) Subscribers with a paid digital-only subscription that includes access to the Company’s digital news product. These amounts reflect the updated methodology referenced in footnote 4 in the table directly above.

(5) Subscribers with a paid subscription that includes access to The Athletic.

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
Q2 2022
0.8
8.4
9.2

Subscription Revenues (1)
($ millions)
Print domestic home delivery (2)
Print Other (4)
Digital-only
Period
2018
533
109
400
1,042
2019
525
99
460
1,084
2020
529
68
598
1,195
2021
529
59
774
1,362
YTD 2021
269
29
370
668
YTD 2022
262
28
465
756

(1) Amounts may not add due to rounding.
(2) Includes access to some of our digital products.
(3) Includes Book Review, Mail and Large Type Weekly subscribers.
(4) Print Other includes single-copy, NYT International and other subscription revenues

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Advertising revenue from The Athletic is primarily podcast revenue and therefore is reflected in this category. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic
The following table summarizes digital and print advertising revenues for the second quarters and first six months of 2022 and 2021:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Advertising revenues:
Digital	$69,292	$70,995	(2.4)%	$136,306	$130,491	4.5%
Print	48,087	41,779	15.1%	97,343	79,399	22.6%
Total advertising	$117,379	$112,774	4.1%	$233,649	$209,890	11.3%
Digital advertising revenues, which represented 59.0% of total advertising revenues in the second quarter of 2022, decreased $1.7 million, or 2.4%, to $69.3 million compared with $71.0 million in the same prior-year period. The decrease was primarily a result of the macroeconomic environment, a reduction in marketer spend on advertising adjacent to news coverage given the current news environment, and fewer programmatic advertising impressions, which more than offset higher direct-sold advertising largely from the addition of advertising revenue from The Athletic, which contributed $2.5 million. Other digital advertising revenue decreased $4.6 million, primarily due to a 30.7% decrease in open-market programmatic advertising revenue, as well as a 15% decrease in creative services fees. Programmatic impressions decreased by 31%, while the average rate increased 4%. Core digital advertising revenue increased $2.9 million due to growth in podcast advertising revenues, which includes $2.5 million from The Athletic, and direct-sold display advertising. Direct-sold display impressions increased 31%, while the average rate decreased 19%.
Digital advertising revenues, which represented 58.3% of total advertising revenues in the first six months of 2022, increased $5.8 million, or 4.5%, to $136.3 million compared with $130.5 million in the same prior-year period. The Athletic contributed $4.3 million, or 74.4% of the increase. The increase was primarily driven by higher direct-sold advertising, including traditional display and podcasts. Core digital advertising revenue increased $13.2 million, which includes $4.3 million from The Athletic, due to growth in direct-sold display advertising and podcast advertising revenues. Direct-sold display impressions increased 21%, while the average rate decreased 5%. Other digital advertising revenue decreased $7.4 million, primarily due to a 22.4% decrease in open-market programmatic advertising revenue, as well as a 16% decrease in creative services fees. Programmatic impressions decreased by 34%, while the average rate increased 19%.
Print advertising revenues, which represented 41.0% of total advertising revenues in the second quarter of 2022, increased $6.3 million, or 15.1%, to $48.1 million compared with $41.8 million in the same prior-year period. Print advertising revenues, which represented 41.7% of total advertising revenues in the first six months of 2022, increased $17.9 million, or 22.6%, to $97.3 million compared with $79.4 million in the same prior-year period. The increase in the second quarter and first six months of 2022 was primarily in the entertainment and luxury categories, which were more severely impacted by the Covid-19 pandemic in the second quarter and first six months of 2021. Print advertising revenue continues to be impacted by secular trends.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, our live events business, our student subscription sponsorship program, and television and film.

Other revenues increased 17.6% in the second quarter of 2022 compared with the same prior-year period, primarily as a result of higher commercial printing revenue as we began printing several new small publications in 2022 in our College Point, N.Y., printing and distribution facility, higher live events revenue due to more in-person events, higher television series revenue, higher Wirecutter affiliate referral revenues mainly due to Wirecutter’s presence on our core news website (NYTimes.com) homepage resulting in increased views, and higher licensing revenue.
Other revenues increased 11.3% in the first six months of 2022 compared with the same prior-year period, primarily as a result of higher commercial printing revenue as we began printing several News Corporation publications in mid-2021 and several other smaller publications in 2022 in our College Point, N.Y., printing and distribution facility, higher Wirecutter affiliate referral revenues mainly due to Wirecutter’s presence on our core news website (NYTimes.com) homepage resulting in increased views, and higher live events revenue due to more in-person events.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $7.2 million and $6.6 million in the second quarters of 2022 and 2021, respectively, and $14.3 million and $12.8 million in the first six months of 2022 and 2021, respectively.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization) (1)	$300,583	$251,358	19.6%	$581,948	$502,355	15.8%
Sales and marketing	62,769	53,555	17.2%	140,357	113,708	23.4%
Product development (1)	50,822	39,699	28.0%	98,255	78,642	24.9%
General and administrative (1)	69,141	62,283	11.0%	140,498	118,860	18.2%
Depreciation and amortization (2)	20,704	14,486	42.9%	39,390	29,203	34.9%
Total operating costs	$504,019	$421,381	19.6%	$1,000,448	$842,768	18.7%
(1)Technology costs, which include product development costs and certain components of cost of revenue and general and administrative costs as described below, increased 24.2% to $92.6 million compared with $74.6 million in the second quarter of 2021 and increased 23.0% to $180.5 million compared with $146.6 million in the first six months of 2021.

(2) Includes amortization of intangible assets related to our acquisitions of approximately $7 million and $12 million for the quarter and six months ended June 26, 2022, respectively.
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
Cost of revenue increased in the second quarter of 2022 by $49.2 million, or 19.6%, compared with the second quarter of 2021. The increase is largely due to higher journalism costs of $31.0 million, higher subscriber servicing costs of $7.8 million, higher print production and distribution costs of $5.9 million, higher digital content delivery costs of $2.6 million and higher advertising servicing costs of $1.9 million. The increase in journalism costs was largely driven by the inclusion of $18.3 million in journalism costs from The Athletic, as well as growth in the number of employees who work in the newsroom. The increase in subscriber servicing costs was primarily due to the inclusion of $2.2 million of subscriber servicing costs from The Athletic and higher credit card processing fees and third-party commissions due to increased subscriptions. The increase in print production and distribution costs was largely due to an increase in newsprint pricing and fuel costs and increased commercial printing activity. The increase in digital content delivery was primarily due to higher compensation and benefits, as well as higher cloud-related costs. Advertising costs increased primarily due to an increase in live events. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 19.3 percent to $25.8 million compared with $21.6 million in the second quarter of 2021.

Cost of revenue increased in the first six months of 2022 by $79.6 million, or 15.8%, compared with the first six months of 2021. The increase is largely due to higher journalism costs of $53.1 million, higher subscriber servicing costs of $12.9 million, higher print production and distribution costs of $8.4 million, higher digital content delivery costs of $3.4 million and higher advertising costs of $1.8 million. The increase in journalism costs was largely driven by the inclusion of $29.1 million in journalism costs from The Athletic, as well as growth in the number of employees who work in the newsroom and on our Games, Cooking, Audm and Wirecutter products. The increase in subscriber servicing costs was primarily due to higher credit card processing fees and third-party commissions due to increased subscriptions, as well as the inclusion of $3.3 million in subscriber servicing costs from The Athletic. The increase in print production and distribution costs was largely due to an increase in newsprint pricing and fuel costs and increased commercial printing activity.. The increase in digital content delivery was primarily due to higher cloud-related costs, as well as higher compensation and benefits. Advertising costs increased primarily due to an increase in live events. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 16.0% to $50.2 million compared with $43.4 million in the first six months of 2021.

Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs. Media expenses is a component of sales and marketing costs that represents the cost to promote our subscription business.
Sales and marketing costs in the second quarter of 2022 increased by $9.2 million, or 17.2%, compared with the second quarter of 2021. The increase is primarily due to the inclusion of $4.6 million in sales and marketing costs from The Athletic and higher advertising sales costs, which were lower in the prior year largely due to the Covid-19 pandemic.
Sales and marketing costs in the first six months of 2022 increased by $26.6 million, or 23.4%, compared with the first six months of 2021, largely due to higher media expenses and the factors identified above, as well as the inclusion of $7.7 million in sales and marketing costs from The Athletic.
Media expenses increased 6.6% to $30.9 million in the second quarter of 2022 from $29.0 million in the second quarter of 2021 as a result of our acquisition of The Athletic, which more than offset declines at The New York Times Group.
Media expenses increased 19.1% to $77.3 million in the first six months of 2022 from $64.9 million in the first six months of 2021 largely as a result of higher brand marketing expenses, as well as The Athletic.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the second quarter of 2022 increased by $11.1 million, or 28.0%, compared with the second quarter of 2021. The increase was largely due to the inclusion of $4.0 million in product development costs from The Athletic, as well as growth in the number of digital product development employees in connection with digital subscription strategic initiatives.

Product development costs in the first six months of 2022 increased by $19.6 million, or 24.9%, compared with the first six months of 2021. The increase was largely due to the factors identified above, as well as the inclusion of $6.3 million in product development costs from The Athletic.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the second quarter of 2022 increased by $6.9 million, or 11.0%, compared with the second quarter of 2021. The increase is primarily due to growth in the number of employees, the inclusion of $3.0 million in general and administrative costs from The Athletic and higher severance expense related to our commercial printing operations. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 20.5% to $16.0 million compared with $13.3 million in the second quarter of 2021.
General and administrative costs in the first six months of 2022 increased by $21.6 million, or 18.2%, compared with the first six months of 2021. The increase is primarily due to the factors identified above, as well as the inclusion of $4.8 million in general and administrative costs from The Athletic. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 30.0% to $32.0 million compared with $24.6 million in the second quarter of 2021.

Depreciation and Amortization
Depreciation and amortization costs in the second quarter and first six months of 2022 increased $6.2 million, or 42.9%, and $10.2 million, or 34.9%, respectively, compared with the same prior-year periods. The increase is due to The Athletic intangible assets amortization of approximately $6.7 million and $11.4 million in the second quarter and first six months of 2022, respectively, partially offset by lower depreciation of software assets. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the estimated aggregate amortization expense resulting from The Athletic acquisition.
See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding other items.
Segment Information
On February 1, 2022, we acquired The Athletic, and the results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022. Beginning in the first quarter of 2022, we have two reportable segments: The New York Times Group and The Athletic. Management, including our President and Chief Executive Officer (who is our Chief Operating Decision Maker), uses adjusted operating profit by segment (as defined below) in assessing performance and allocating resources. We include in our presentation revenues and adjusted operating costs (as defined below) to arrive at adjusted operating profit by segment. See “Non-GAAP Financial Measures” below for more information on adjusted operating costs and adjusted operating profit.
Subscription revenue from our digital subscription package (or “bundle”) is allocated to The New York Times Group and The Athletic. We allocate revenue first to our digital news product based on its list price and then the remaining bundle revenue is allocated to the other products in the bundle, including The Athletic, based on their relative list price. The direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, are allocated to The New York Times Group and The Athletic based on a historical actual percentage of these costs to bundle revenue.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Revenues
The New York Times Group	$536,134	$498,497	7.6%	$1,061,402	$971,542	9.2%
The Athletic	19,546	—	*	31,703	—	*
Total revenues	$555,680	$498,497	11.5%	$1,093,105	$971,542	12.5%
Adjusted operating costs
The New York Times Group	$447,316	$405,594	10.3%	$904,860	$810,532	11.6%
The Athletic	32,145	—	*	51,123	—	*
Total adjusted operating costs	$479,461	$405,594	18.2%	$955,983	$810,532	17.9%
Adjusted operating profit
The New York Times Group	$88,818	$92,903	(4.4)%	$156,542	$161,010	(2.8)%
The Athletic	(12,599)	—	*	(19,420)	—	*
Total adjusted operating profit	$76,219	$92,903	(18.0)%	$137,122	$161,010	(14.8)%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
The New York Times Group
Subscription	$366,620	$339,217	8.1%	$728,222	$668,301	9.0%
Advertising	114,832	112,774	1.8%	229,322	209,890	9.3%
Other	54,682	46,506	17.6%	103,858	93,351	11.3%
Total	$536,134	$498,497	7.6%	$1,061,402	$971,542	9.2%
The Athletic
Subscription	$16,999	$—	*	$27,376	$—	*
Advertising	2,547	—	*	4,327	—	*
Total	$19,546	$—	*	$31,703	$—	*
The New York Times Company
Subscription	$383,619	$339,217	13.1%	$755,598	$668,301	13.1%
Advertising	117,379	112,774	4.1%	233,649	209,890	11.3%
Other	54,682	46,506	17.6%	103,858	93,351	11.3%
Total	$555,680	$498,497	11.5%	$1,093,105	$971,542	12.5%
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) details by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$279,985	$251,358	11.4%	$549,460	$502,355	9.4%
Sales and marketing	58,183	53,555	8.6%	132,643	113,708	16.7%
Product development	46,773	39,699	17.8%	91,952	78,642	16.9%
Adjusted general and administrative (1)	62,375	60,982	2.3%	130,805	115,827	12.9%
Total	$447,316	$405,594	10.3%	$904,860	$810,532	11.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$20,598	$—	*	$32,488	$—	*
Sales and marketing	4,586	—	*	7,714	—	*
Product development	4,049	—	*	6,303	—	*
Adjusted general and administrative (2)	2,912	—	*	4,618	—	*
Total	$32,145	$—	*	$51,123	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$300,583	$251,358	19.6%	$581,948	$502,355	15.8%
Sales and marketing	62,769	53,555	17.2%	140,357	113,708	23.4%
Product development	50,822	39,699	28.0%	98,255	78,642	24.9%
Adjusted general and administrative (1)	65,287	60,982	7.1%	135,423	115,827	16.9%
Total	$479,461	$405,594	18.2%	$955,983	$810,532	17.9%
(1) Excludes severance of $2.5 million for the quarter and six months ended June 26, 2022 and multiemployer pension withdrawal costs of $1.2 million and $2.4 million for the quarter and six months ended June 26, 2022, respectively. Excludes multiemployer pension withdrawal costs of $1.3 million and $2.6 million for the quarter and six months ended June 27, 2021, respectively, and severance of $0.4 million for the six months ended June 27, 2021.

(2) Excludes $0.2 million of severance for the quarter and six months ended June, 26, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.
The New York Times Group
The New York Times Group revenues grew 7.6% in the second quarter of 2022 to $536.1 million from $498.5 million in the second quarter of 2021 and grew 9.2% in the first six months of 2022 to $1.1 billion from $971.5 million in the first six months of 2021. Subscription revenues increased 8.1% to $366.6 million from $339.2 million in the second quarter of 2021 and increased 9.0% to $728.2 million from $668.3 million in the first six months of 2021, primarily due to growth in subscription revenues from digital-only products. Advertising revenues increased 1.8% to $114.8 million from $112.8 million in the second quarter of 2021 as growth in print advertising more than offset a decline in digital advertising revenues. Advertising revenues increased 9.3% to $229.3 million from $209.9 million in the first six months of 2021 primarily due to growth in print advertising.
The New York Times Group adjusted operating costs grew 10.3% in the second quarter of 2022 to $447.3 million from $405.6 million in the second quarter of 2021 and grew 11.6% in the first six months of 2022 to $904.9 million from $810.5 million in the first six months of 2021. The increase in costs in the second quarter of 2022 was primarily related to growth in the number of employees. The increase in costs in the first six months of 2022 was primarily related to growth in the number of employees and higher media expenses.
The New York Times Group adjusted operating profit decreased 4.4% in the second quarter of 2022 to $88.8 million from $92.9 million in the second quarter of 2021 and decreased 2.8% in the first six months of 2022 to $156.5 million from $161.0 million in the first six months of 2021, as higher revenues were more than offset by higher costs.

The Athletic
The Athletic revenues in the second quarter and first six months (from February 1, 2022) of 2022 totaled $19.5 million and $31.7 million, respectively, primarily from subscription revenues.
The Athletic adjusted operating costs totaled $32.1 million and $51.1 million for the second quarter and first six months (from February 1, 2022) of 2022, respectively, largely from cost of revenue, which was primarily related to journalism costs.
The Athletic adjusted operating loss totaled $12.6 and $19.4 million for the second quarter and first six months (from February 1, 2022) of 2022, respectively.

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
The special items in 2022 consisted of:
•a $34.2 million gain ($24.9 million or $0.15 per share after tax) in the second quarter related to an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y. The gain is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
•a $34.7 million pre-tax charge ($25.4 million or $0.15 per share after tax) in the first quarter related to the acquisition of The Athletic. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic stock options, and legal, accounting, financial advisory and integration planning expenses.
The special item in 2021 consisted of:
•a $3.8 million charge ($2.8 million or $0.02 per share after tax) in the second quarter resulting from the termination of a tenant’s lease in our Company Headquarters.
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
	For the Quarters Ended			For the Six Months Ended
	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Diluted earnings per share from continuing operations	$0.37	$0.32	15.6%	$0.40	$0.57	(29.8)%
Add:
Severance	0.02	—	*	0.02	—	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.01	0.02	(50.0)%
Other components of net periodic benefit costs	0.01	0.02	(50.0)%	0.02	0.03	(33.3)%
Special items:
Acquisition-related costs	—	—	—	0.21	—	*
Lease termination charge	—	0.02	*	—	0.02	*
Land sale	(0.20)	—	*	(0.20)	—	*
Income tax expense of adjustments	0.05	(0.01)	*	(0.01)	(0.02)	*
Adjusted diluted earnings per share from continuing operations(1)	$0.24	$0.36	(33.3)%	$0.44	$0.62	(29.0)%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Six Months Ended
	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Operating profit	$51,661	$73,285	(29.5)%	$57,945	$124,943	(53.6)%
Add:
Depreciation and amortization	20,704	14,486	42.9%	39,390	29,203	34.9%
Severance	2,660	—	*	2,660	406	*
Multiemployer pension plan withdrawal costs	1,194	1,301	(8.2)%	2,415	2,627	(8.1)%
Special items:
Lease termination charge	—	3,831	*	—	3,831	*
Acquisition-related costs	—	—	—	34,712	—	*
Adjusted operating profit	$76,219	$92,903	(18.0)%	$137,122	$161,010	(14.8)%
Divided by:
Revenue	555,680	498,497	11.5%	1,093,105	971,542	12.5%
Adjusted operating profit margin	13.7%	18.6%	(490) bps	12.5%	16.6%	(410) bps

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
	June 26, 2022	June 27, 2021	% Change	June 26, 2022	June 27, 2021	% Change
Operating costs	$504,019	$421,381	19.6%	$1,000,448	$842,768	18.7%
Less:
Depreciation and amortization	20,704	14,486	42.9%	39,390	29,203	34.9%
Severance	2,660	—	*	2,660	406	*
Multiemployer pension plan withdrawal costs	1,194	1,301	(8.2)%	2,415	2,627	(8.1)%
Adjusted operating costs	$479,461	$405,594	18.2%	$955,983	$810,532	17.9%

* Represents a change equal to or in excess of 100% or not meaningful.

Supplementary Information

Beginning with the second quarter of 2022, the Company has updated its rounding methodology for subscriptions (including net subscriptions additions), subscribers (including net subscriber additions) and subscriber-related metrics (other than ARPU) and will round to the nearest ten thousand instead of the nearest thousand as it had previously been presenting. The sum of individual metrics may not always equal total amounts indicated due to rounding.

In addition, the Company has made a change in its methodology for counting subscribers and subscriptions to The Athletic to exclude free trials (which are primarily long-dated (6-12 months) and given as part of its business development partnerships).

In addition, the Company identified certain nonmaterial errors in previously released subscription, subscriber and subscriber-related metrics data for the periods presented below.

As a result, our computation of the number of The Athletic subscribers and subscriptions as of the acquisition date both decreased by 72,000.

The below supplementary tables update certain historical disclosures for the first quarters of 2021 and 2022 and the fourth quarter of 2021 to reflect the changes in methodology and the error corrections described above. The adjustments had no impact on the Company’s consolidated balance sheets, consolidated statements of comprehensive income (loss) or the consolidated statements of cash flows for any of these periods. The impact of the items noted above on our historical disclosures is as follows:

The following table summarizes the adjustments to digital subscribers as of the end of the first quarters of 2022 and 2021, and fourth quarter of 2021:

	First Quarter						Fourth Quarter
	2022		2022	2021		2021	2021		2021
	As Filed	Adj	Adjusted	As Filed	Adj	Adjusted	As Filed	Adj	Adjusted
Digital-only subscribers(1)	8,328	(98)	8,230	6,101	(18)	6,083	6,840	(57)	6,783
(1) Refer to the corresponding footnotes in the main section of the Results of Operations.

The following table summarizes the adjustments to digital subscriptions as of the end of the first quarter of 2022:

	First Quarter 2022
	As Filed	Adj	Adjusted
Digital-only subscriptions(1)	9,620	(41)	9,579
(1) Refer to the corresponding footnotes in the main section of the Results of Operations.

The following table summarizes the adjustments to supplementary subscriber metrics as of the end of the first quarters of 2022 and 2021, and fourth quarter of 2021:

	First Quarter						Fourth Quarter
	2022		2022	2021		2021	2021		2021
	As Filed	Adj	Adjusted	As Filed	Adj	Adjusted	As Filed	Adj	Adjusted
Digital-only subscriber ARPU (1)	$9.04	$0.09	$9.13	$9.15	$0.03	$9.18	$9.55	$0.05	$9.60
Total multiproduct subscribers (1)	2,569	(3)	2,566	2,100	3	2,103	2,351	—	2,351
Digital-only subscribers with News (1)	6,150	(49)	6,101	5,290	(20)	5,270	5,880	(54)	5,826
Subscribers with The Athletic (1)	1,257	(41)	1,216	—	—	—	—	—	—
(1) Refer to the corresponding footnotes in the main section of the Results of Operations.

The following table summarizes the Company’s subscribers, subscriptions related subscriber metrics over the last six quarters. The second quarter reflects the update to the rounding methodology and first quarter of 2022, fourth and first quarter of 2021 reflect the adjustments noted in the previous section.

The following table summarizes digital and print subscribers for the last six quarters:

	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021
Digital-only subscribers (1)	8,410	8,230	6,783	6,546	6,190	6,083
Print subscribers (1)	760	780	795	806	815	837
Total subscribers (1)	9,170	9,010	7,578	7,352	7,005	6,920
(1) Refer to the corresponding footnotes in the main section of the Results of Operations.

The following table summarizes digital and print subscriptions for the last six quarters:

	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021
Digital-only subscriptions (1)	9,810	9,579	8,005	7,630	7,175	7,033
Print subscriptions (1)	750	770	784	795	803	825
Total subscriptions (1)	10,560	10,349	8,789	8,425	7,978	7,858
(1) Refer to the corresponding footnotes in the main section of the Results of Operations.

The following table summarizes supplementary subscriber metrics for the last six quarters:

	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021
Digital-only subscriber ARPU (1)	$8.83	$9.13	$9.60	$9.64	$9.55	$9.18
Total multiproduct subscribers (1)	2,690	2,566	2,351	2,245	2,135	2,103
Digital-only subscribers with News (1)	6,140	6,101	5,826	5,665	5,350	5,270
Subscribers with The Athletic (1)	1,690	1,216	—	—	—	—
(1) Refer to the corresponding footnotes in the main section of the Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 26, 2022, we had cash, cash equivalents and short- and long-term marketable securities of $453.4 million. Our cash and marketable securities balances between December 26, 2021, and June 26, 2022, decreased primarily due to consideration paid for the acquisition of The Athletic and annual incentive compensation payments made in the first quarter.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2022, the Board of Directors approved an increase in the quarterly dividend to $0.09 per share, which was paid in April 2022. On June 29, 2022, the Board of Directors declared a quarterly dividend of $0.09 per share on the Class A and Class B Common Stock, which was paid in July 2022. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. As of June 26, 2022, we had repurchased 1,474,330 shares for approximately $54.4 million (excluding commissions) under this authorization. As of July 29, 2022, we had repurchased 1,934,708 shares for approximately $67.8 million (excluding commissions) and $82.2 million remained under this authorization.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 26, 2022	June 27, 2021	% Change
Operating activities	$16,148	$110,434	(85.4)%
Investing activities	$(81,190)	$(46,332)	75.2%
Financing activities	$(92,714)	$(30,285)	206.1%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities decreased in the first six months of 2022 compared with the same prior-year period primarily due to higher cash payments for incentive compensation, higher cash tax payments due to a provision in the Tax Cuts and Jobs Act of 2017 deferring the deduction for research and development expenditures, lower net income, lower cash payments received from prepaid subscriptions and an increase in other assets, partially offset by higher cash collections from accounts receivable.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2022 was primarily related to $515.3 million in consideration paid for acquisitions, net of cash acquired, and $19.0 million in capital expenditures payments, partially offset by $451.7 million net maturities of marketable securities.

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
Net cash used in financing activities in the first six months of 2022 was primarily related to share repurchases of $54.5 million (excluding commissions), dividend payments of $26.9 million and share-based compensation tax withholding payments of $9.6 million.
Restricted Cash
We were required to maintain $14.4 million of restricted cash as of June 26, 2022, and $14.3 million as of December 26, 2021, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $20 million and $15 million in the first six months of 2022 and 2021, respectively. The increase in capital expenditures in 2022 was primarily driven by improvements in the Company Headquarters which are intended to address growth in the number of employees and to enhance technologies that support our transition to hybrid work with employees working both from the office and remotely. The cash payments related to capital expenditures totaled approximately $19 million and $15 million in the first six months of 2022 and 2021, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of June 26, 2022, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility. On July 27, 2022, the Company entered into an amendment and restatement of the Credit Facility (the “Amended Credit Facility”) that, among other changes, increased the committed amount to $350.0 million and extended the maturity date to July 27, 2027. See Notes 7 and 15 of the Notes to the Condensed Consolidated Financial Statements for information regarding the Credit Facility and the Amended Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 26, 2021. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 26, 2022, our critical accounting policies have not changed from December 26, 2021.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: significant competition in all aspects of our business; our ability to grow the size and profitability of our subscriber base; our dependence on metrics that are subject to inherent challenges in measurement; our ability to improve and scale our technical and data infrastructure and respond and adapt to changes in technology and consumer behavior; numerous factors that affect our advertising revenues, including economic conditions, market dynamics, evolving digital advertising trends and the evolution of our strategy; damage to our brand or reputation; the impact of the Covid-19 pandemic; economic, geopolitical and other risks associated with the international scope of our business and foreign operations; our ability to attract and maintain a talented and diverse workforce; the impact of labor negotiations and agreements; adverse results from litigation or governmental investigations; risks associated with the acquisition of The Athletic, including, among others, those related to our ability to realize the anticipated benefits of the acquisition, our ability to meet our publicly announced guidance about the impact of the acquisition, and the risks associated with The Athletic’s business and operations; the risks and challenges associated with investments we make in new and existing products and services, including The Athletic; risks associated with other acquisitions, divestitures, investments and other transactions; potential effects on our operating flexibility as a result of the nature of significant portions of our expenses; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; significant disruptions in our newsprint supply chain or newspaper printing and distribution channels or a significant increase in the costs to print and distribute our newspaper; security breaches and other network and information systems disruptions; our ability to comply with laws and regulations, including with respect to privacy, data protection and consumer marketing practices; payment processing risk; defects, delays or interruptions in the cloud-based hosting services we utilize; our ability to protect our intellectual property; claims of intellectual property infringement that we have been, and may be in the future, be subject to; the effects of restrictions on our operations as a result of the terms of our credit facility; our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2021, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 26, 2021, details our disclosures about market risk. As of June 26, 2022, there were no material changes in our market risks from December 26, 2021.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 26, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 26, 2022, other than as described in the following paragraph, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 1, 2022, we acquired The Athletic. We are currently integrating The Athletic into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2022, will not include The Athletic.

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
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. As of June 26, 2022, repurchases under this authorization totaled approximately $54.4 million (excluding commissions) and approximately $95.6 million remained.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
March 28, 2022 - May 1, 2022	—	$—	—	$—
May 2, 2022 - May 29, 2022	521,385	$33.68	521,385	$103,405,000
May 30, 2022 - June 26, 2022	260,145	$30.89	260,145	$95,560,000
Total for the second quarter of 2022	781,530	$32.40	781,530	$95,560,000

Item 6. Exhibits

Exhibit No.

10.1
Credit Agreement, dated as of July 27, 2022, among The New York Times Company, as borrower, the financial institutions party thereto as Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association and Truist Bank, as Co-Documentation Agents and BOFA Securities, Inc., JPMorgan Chase Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 28, 2022)*

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

*Schedules to this Exhibit have been omitted in accordance with Regulation S-K Items 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 3, 2022	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)