Form 10-Q
period 2022-09-25
NEW YORK TIMES CO
filed 2022-11-02
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 28, 2022 (exclusive of treasury shares):

Class A Common Stock	164,637,412	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 25, 2022 (unaudited) and December 26, 2021	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 25, 2022 and September 26, 2021	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 25, 2022 and September 26, 2021	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and nine months ended September 25, 2022 and September 26, 2021	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 25, 2022 and September 26, 2021	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item	3	Quantitative and Qualitative Disclosures About Market Risk	45
Item	4	Controls and Procedures	46

PART II		Other Information	47
Item	1	Legal Proceedings	47
Item	1A	Risk Factors	47
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item	6	Exhibits	48

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 25, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$190,050	$319,973
Short-term marketable securities	102,620	341,075
Accounts receivable (net of allowances of $11,991 in 2022 and $12,374 in 2021)	163,553	232,908
Prepaid expenses	58,733	33,199
Other current assets	28,252	25,553
Total current assets	543,208	952,708
Other assets
Long-term marketable securities	175,945	413,380
Property, plant and equipment (less accumulated depreciation and amortization of $813,330 in 2022 and $777,637 in 2021)	561,068	574,952
Goodwill	406,373	166,360
Intangible assets, net	328,735	14,246
Deferred income taxes	111,678	95,800
Miscellaneous assets	388,385	346,662
Total assets	$2,515,392	$2,564,108
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 25, 2022	December 26, 2021
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$119,531	$127,073
Accrued payroll and other related liabilities	145,197	166,464
Unexpired subscriptions revenue	152,409	119,296
Accrued expenses and other	138,621	146,319
Total current liabilities	555,758	559,152
Other liabilities
Pension benefits obligation	270,307	295,104
Postretirement benefits obligation	33,949	36,086
Other	113,020	133,041
Total other liabilities	417,276	464,231
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2022 – 176,286,593; 2021 – 175,971,801 (including treasury shares: 2022 – 11,195,509; 2021 – 8,870,801)	17,629	17,597
Class B – convertible – authorized and issued shares: 2022 – 780,724; 2021 – 781,724	78	78
Additional paid-in capital	245,549	230,115
Retained earnings	1,918,152	1,845,343
Common stock held in treasury, at cost	(251,014)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(5,947)	3,754
Funded status of benefit plans	(374,434)	(385,680)
Net unrealized loss on available-for-sale securities	(9,660)	(1,276)
Total accumulated other comprehensive loss, net of income taxes	(390,041)	(383,202)
Total New York Times Company stockholders’ equity	1,540,353	1,538,720
Noncontrolling interest	2,005	2,005
Total stockholders’ equity	1,542,358	1,540,725
Total liabilities and stockholders’ equity	$2,515,392	$2,564,108
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(13 weeks)		(39 weeks)
Revenues
Subscription	$382,672	$342,609	$1,138,270	$1,010,910
Advertising	110,467	110,887	344,116	320,777
Other	54,541	55,607	158,399	148,958
Total revenues	547,680	509,103	1,640,785	1,480,645
Operating costs
Cost of revenue (excluding depreciation and amortization)	294,856	256,978	876,804	759,333
Sales and marketing	64,732	83,767	205,089	197,475
Product development	50,474	40,638	148,729	119,280
General and administrative	71,970	64,418	212,468	183,278
Depreciation and amortization	21,760	14,326	61,150	43,529
Total operating costs	503,792	460,127	1,504,240	1,302,895
Acquisition-related costs	—	—	34,712	—
Gain from pension liability adjustment	(7,127)	—	(7,127)	—
Lease termination charge	—	—	—	3,831
Operating profit	51,015	48,976	108,960	173,919
Other components of net periodic benefit costs	1,757	2,599	4,903	7,796
Interest income and other, net	1,579	28,569	38,258	31,953
Income from continuing operations before income taxes	50,837	74,946	142,315	198,076
Income tax expense	14,220	20,290	39,196	47,994
Net income	36,617	54,656	103,119	150,082
Net income attributable to The New York Times Company common stockholders	$36,617	$54,656	$103,119	$150,082
Average number of common shares outstanding:
Basic	166,433	168,027	167,290	167,895
Diluted	166,497	168,546	167,418	168,492
Basic earnings per share attributable to The New York Times Company common stockholders	$0.22	$0.33	$0.62	$0.89
Diluted earnings per share attributable to The New York Times Company common stockholders	$0.22	$0.32	$0.62	$0.89
Dividends declared per share	$0.09	$0.07	$0.18	$0.14
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(13 weeks)		(39 weeks)
Net income	$36,617	$54,656	$103,119	$150,082
Other comprehensive (loss)/income, before tax:
Loss on foreign currency translation adjustments	(7,603)	(1,654)	(13,219)	(3,421)
Pension and postretirement benefits obligation	5,247	6,405	15,371	19,220
Net unrealized loss on available-for-sale securities	(1,631)	(770)	(11,458)	(2,616)
Other comprehensive (loss)/income, before tax	(3,987)	3,981	(9,306)	13,183
Income tax (benefit)/expense	(983)	1,067	(2,467)	3,532
Other comprehensive (loss)/income, net of tax	(3,004)	2,914	(6,839)	9,651
Comprehensive income attributable to The New York Times Company common stockholders	$33,613	$57,570	$96,280	$159,733
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 25, 2022 and September 26, 2021
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, June 27, 2021	$17,674	$217,565	$1,756,198	$(171,211)	$(403,444)	$1,416,782	$2,005	$1,418,787
Net income	—	—	54,656	—	—	54,656	—	54,656
Dividends	—	—	(11,831)	—	—	(11,831)	—	(11,831)
Other comprehensive income	—	—	—	—	2,914	2,914	—	2,914
Issuance of shares:
Stock options – 700 Class A shares	—	4	—	—	—	4	—	4
Restricted stock units vested – 1,379 Class A shares	1	(48)	—	—	—	(47)	—	(47)
Stock-based compensation	—	5,049	—	—	—	5,049	—	5,049
Balance, September 26, 2021	$17,675	$222,570	$1,799,023	$(171,211)	$(400,530)	$1,467,527	$2,005	$1,469,532

Balance, June 26, 2022	$17,705	$236,495	$1,896,646	$(225,680)	$(387,037)	$1,538,129	$2,005	$1,540,134
Net income	—	—	36,617	—	—	36,617	—	36,617
Dividends	—	—	(15,111)	—	—	(15,111)	—	(15,111)
Other comprehensive loss	—	—	—	—	(3,004)	(3,004)	—	(3,004)
Issuance of shares:
Restricted stock units vested – 11,655 Class A shares	2	(209)	—	—	—	(207)	—	(207)
Share repurchases – 850,378 Class A shares	—	—	—	(25,334)	—	(25,334)	—	(25,334)
Stock-based compensation	—	9,263	—	—	—	9,263	—	9,263
Balance, September 25, 2022	$17,707	$245,549	$1,918,152	$(251,014)	$(390,041)	$1,540,353	$2,005	$1,542,358

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 25, 2022 and September 26, 2021
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
Net income	—	—	150,082	—	—	150,082	—	150,082
Dividends	—	—	(23,645)	—	—	(23,645)	—	(23,645)
Other comprehensive income	—	—	—	—	9,651	9,651	—	9,651
Issuance of shares:
Stock options – 324,060 Class A shares	33	2,418	—	—	—	2,451	—	2,451
Restricted stock units vested – 189,366 Class A shares	19	(5,002)	—	—	—	(4,983)	—	(4,983)
Performance-based awards - 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	14,387	—	—	—	14,387		14,387
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, September 26, 2021	$17,675	$222,570	$1,799,023	$(171,211)	$(400,530)	$1,467,527	$2,005	$1,469,532

Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
Net income	—	—	103,119	—	—	103,119	—	103,119
Dividends	—	—	(30,310)	—	—	(30,310)	—	(30,310)
Other comprehensive loss	—	—	—	—	(6,839)	(6,839)	—	(6,839)
Issuance of shares:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested –149,874 Class A shares	16	(4,295)	—	—	—	(4,279)	—	(4,279)
Performance-based awards –163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share repurchases – 2,324,708 Class A shares				(79,803)		(79,803)	—	(79,803)
Stock-based compensation	—	25,299	—	—	—	25,299	—	25,299
Balance, September 25, 2022	$17,707	$245,549	$1,918,152	$(251,014)	$(390,041)	$1,540,353	$2,005	$1,542,358

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 25, 2022	September 26, 2021
	(39 weeks)
Cash flows from operating activities
Net income	$103,119	$150,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,150	43,529
Lease termination charge	—	3,831
Amortization of right of use asset	7,465	7,069
Stock-based compensation expense	25,299	14,387
Gain on pension liability adjustment	(7,127)	—
Gain on the sale of land	(34,227)	—
Gain on non-marketable equity investment	—	(27,156)
Change in long-term retirement benefit obligations	(19,100)	(13,440)
Fair market value adjustment on life insurance products	1,494	312
Other – net	(1,221)	(568)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable – net	74,869	19,072
Other assets	(25,575)	(13,192)
Accounts payable, accrued payroll and other liabilities	(106,174)	15,311
Unexpired subscriptions	5,052	10,320
Net cash provided by operating activities	85,024	209,557
Cash flows from investing activities
Purchases of marketable securities	(6,650)	(550,649)
Maturities of marketable securities	469,863	421,679
Business acquisitions, net of cash acquired	(515,299)	—
Sales of investments – net	(1,886)	20,569
Capital expenditures	(27,809)	(23,750)
Other – net	2,482	2,466
Net cash used in investing activities	(79,299)	(129,685)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(41,878)	(33,627)
Payment of contingent consideration	(1,724)	(862)
Capital shares:
Proceeds from stock option exercises	3	2,451
Repurchases	(79,803)	—
Share-based compensation tax withholding	(9,837)	(10,916)
Net cash used in financing activities	(133,239)	(42,954)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(127,514)	36,918
Effect of exchange rate changes on cash	(3,074)	(560)
Cash, cash equivalents and restricted cash at the beginning of the period	334,306	301,964
Cash, cash equivalents and restricted cash at the end of the period	$203,718	$338,322

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 25, 2022, and December 26, 2021, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended September 25, 2022, and September 26, 2021. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 26, 2021. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 and 39 weeks for the third quarter and first nine months, respectively.
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
On February 1, 2022, we acquired The Athletic Media Company (“The Athletic”), a global digital subscription-based sports media business. The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, the Company has two reportable segments: The New York Times Group and The Athletic. Management, including the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker), uses adjusted operating profit (loss) by segment (as defined below) in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs (as defined below) to arrive at adjusted operating profit (loss) by segment.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as described herein, as of September 25, 2022, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 26, 2021, have not changed materially.
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
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, television and film, our live events business and our student subscription sponsorship program.
Subscription, advertising and other revenues were as follows for the third quarters and first nine months ended September 25, 2022, and September 26, 2021:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 25, 2022	As % of total	September 26, 2021	As % of total	September 25, 2022	As % of total	September 26, 2021	As % of total
Subscription	$382,672	69.9%	$342,609	67.4%	$1,138,270	69.3%	$1,010,910	68.3%
Advertising	110,467	20.1%	110,887	21.7%	344,116	21.0%	320,777	21.6%
Other (1)	54,541	10.0%	55,607	10.9%	158,399	9.7%	148,958	10.1%
Total	$547,680	100.0%	$509,103	100.0%	$1,640,785	100.0%	$1,480,645	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million for the third quarters of 2022 and 2021, respectively, and approximately $22 million and $20 million for the first nine months of 2022 and 2021, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the third quarters and first nine months ended September 25, 2022, and September 26, 2021:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 25, 2022	As % of total	September 26, 2021	As % of total	September 25, 2022	As % of total	September 26, 2021	As % of total
Digital-only subscription revenues (1)	$243,889	63.7%	$198,633	58.0%	$709,378	62.3%	$568,378	56.2%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	124,653	32.6%	128,895	37.6%	387,125	34.0%	398,045	39.4%
Single-copy, NYT International and Other subscription revenues (3)	14,130	3.7%	15,081	4.4%	41,767	3.7%	44,487	4.4%
Subtotal print subscription revenues	138,783	36.3%	143,976	42.0%	428,892	37.7%	442,532	43.8%
Total subscription revenues	$382,672	100.0%	$342,609	100.0%	$1,138,270	100.0%	$1,010,910	100.0%
(1) Includes revenue from digital-only bundled and standalone subscriptions to our news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to our digital news product, as well as The Athletic and our Games, Cooking and Wirecutter products.
(3) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the third quarters and first nine months ended September 25, 2022, and September 26, 2021:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 25, 2022	As % of total	September 26, 2021	As % of total	September 25, 2022	As % of total	September 26, 2021	As % of total
Advertising revenues:
Digital	$70,282	63.6%	$66,981	60.4%	$206,588	60.0%	$197,472	61.6%
Print	40,185	36.4%	43,906	39.6%	137,528	40.0%	123,305	38.4%
Total advertising	$110,467	100.0%	$110,887	100.0%	$344,116	100.0%	$320,777	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of September 25, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $99 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $8 million, $25 million and $66 million will be recognized in the remainder of 2022, 2023 and thereafter through 2028, respectively.
Contract Assets
As of September 25, 2022, and December 26, 2021, the Company had $3.8 million and $3.4 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $13.2 million and $1.7 million of net unrealized losses in Accumulated other comprehensive income (“AOCI”) as of September 25, 2022, and December 26, 2021, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of September 25, 2022, and December 26, 2021:

	September 25, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$41,116	$1	$(693)	$40,424
Corporate debt securities	38,269	—	(980)	37,289
U.S. governmental agency securities	16,805	—	(575)	16,230
Municipal securities	8,913	—	(236)	8,677
Total short-term AFS securities	$105,103	$1	$(2,484)	$102,620
Long-term AFS securities
Corporate debt securities	$133,812	$—	$(7,819)	$125,993
U.S. Treasury securities	40,858	—	(2,315)	38,543
U.S. governmental agency securities	11,999	—	(590)	11,409
Total long-term AFS securities	$186,669	$—	$(10,724)	$175,945

	December 26, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$148,899	$692	$(43)	$149,548
Corporate debt securities	107,158	245	(69)	107,334
Certificates of deposit	55,551	—	—	55,551
Commercial paper	21,145	—	—	21,145
U.S. governmental agency securities	3,500	—	—	3,500
Municipal securities	3,999	—	(2)	3,997
Total short-term AFS securities	$340,252	$937	$(114)	$341,075
Long-term AFS securities
Corporate debt securities	$242,764	$149	$(1,858)	$241,055
U.S. Treasury securities	119,695	—	(549)	119,146
U.S. governmental agency securities	39,498	—	(252)	39,246
Municipal securities	13,994	—	(61)	13,933
Total long-term AFS securities	$415,951	$149	$(2,720)	$413,380

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of September 25, 2022, and December 26, 2021, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 25, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$30,120	$(736)	$7,169	$(244)	$37,289	$(980)
U.S. Treasury securities	23,655	(439)	12,241	(254)	35,896	(693)
U.S. governmental agency securities	4,833	(167)	11,397	(408)	16,230	(575)
Municipal securities	6,215	(175)	2,463	(61)	8,678	(236)
Total short-term AFS securities	$64,823	$(1,517)	$33,270	$(967)	$98,093	$(2,484)
Long-term AFS securities
Corporate debt securities	$72,968	$(4,459)	$53,025	$(3,360)	$125,993	$(7,819)
U.S. Treasury securities	22,181	(1,328)	16,362	(987)	38,543	(2,315)
U.S. governmental agency securities	930	(69)	10,479	(521)	11,409	(590)
Total long-term AFS securities	$96,079	$(5,856)	$79,866	$(4,868)	$175,945	$(10,724)

	December 26, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$53,148	$(69)	$—	$—	$53,148	$(69)
U.S. Treasury securities	61,018	(43)	—	—	61,018	(43)
Municipal securities	1,998	(2)	—	—	1,998	(2)
Total short-term AFS securities	$116,164	$(114)	$—	$—	$116,164	$(114)
Long-term AFS securities
Corporate debt securities	$224,022	$(1,858)	$—	$—	$224,022	$(1,858)
U.S. Treasury securities	119,146	(549)	—	—	119,146	(549)
U.S. governmental agency securities	39,246	(252)	—	—	39,246	(252)
Municipal securities	13,933	(61)	—	—	13,933	(61)
Total long-term AFS securities	$396,347	$(2,720)	$—	$—	$396,347	$(2,720)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of September 25, 2022, and December 26, 2021, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 25, 2022, and December 26, 2021, we have recognized no losses or allowance for credit losses related to AFS securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 25, 2022, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 30 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
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
On February 1, 2022, the Company acquired The Athletic in an all-cash transaction. The consideration paid of approximately $550 million was funded from cash on hand and included $523.5 million which we determined to be the purchase price for assets acquired and liabilities assumed, and $26.7 million paid in connection with the acceleration of The Athletic stock options. The stock options acceleration is included in Acquisition-related costs in our Condensed Consolidated Statements of Operations for the nine months ended September 25, 2022.
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
The following unaudited pro forma summary presents consolidated information of the Company, including The Athletic, as if the business combination had occurred on December 28, 2020, the first day of fiscal nine months ended September 26, 2021, which is the earliest period presented herein:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue	$547,068	$526,581	$1,647,320	$1,528,513
Net income	37,793	40,800	127,615	71,855
The pro forma adjustments include (1) transaction costs and other one-time non-recurring costs that reduced expenses by $47.8 million for the nine months ended September 25, 2022 and increased expenses by $47.8 million for the nine months ended September 26, 2021, (2) recognition of additional amortization related to the intangible assets acquired, (3) alignment of accounting policies, and (4) recognition of the estimated income tax impact of the pro forma adjustments. The pro forma summary does not reflect cost savings or operating synergies expected to result from the acquisition. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Goodwill and Intangibles
The changes in the carrying amount of goodwill as of September 25, 2022, and since December 26, 2021, were as follows:

(In thousands)	The New York Times Group	The Athletic	Total
Balance as of December 27, 2020	$171,657	$—	$171,657
Foreign currency translation	(5,297)	—	(5,297)
Balance as of December 26, 2021	166,360	—	166,360
Foreign currency translation	(9,779)	—	(9,779)
Acquisition of The Athletic	—	249,792	249,792
Balance as of September 25, 2022	$156,581	$249,792	$406,373
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of September 25, 2022, the gross book value and accumulated amortization of acquired intangible assets from the acquisition of The Athletic were as follows:

(In thousands)	Gross book value	Accumulated amortization	Net book value
Trademark	$160,000	$(5,333)	$154,667
Existing subscriber base	135,000	(7,500)	127,500
Developed technology	35,000	(4,667)	30,333
Content archive	2,000	(667)	1,333
Total	$332,000	$(18,167)	$313,833

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets from the acquisition of The Athletic included in Depreciation and amortization in our Condensed Consolidated Statements of Operations for the third quarter and first nine months of 2022 was $6.8 million and $18.2 million, respectively. The estimated aggregate amortization expense for the remainder of 2022 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2022	$6,813
2023	27,250
2024	26,333
2025	26,250
2026	26,250
Thereafter	200,937
Total amortization expense	$313,833
The aggregate carrying amount of intangible assets of $328.7 million, which includes an indefinite-lived intangible of $9.0 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of September 25, 2022.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities revalued, sold or impaired are recognized in Interest income and other, net in our Condensed Consolidated Statements of Operations.
As of September 25, 2022, and December 26, 2021, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $29.8 million and $27.9 million, respectively.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $2.0 million and $2.1 million for the third quarters of 2022 and 2021, respectively, and $5.9 million and $7.1 million for the first nine months of 2022 and 2021, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Interest income and other expense, net	$1,817	$1,598	$4,574	$5,342
Gain on the sale of land (1)	—	—	34,227	—
Gain on non-marketable equity investment (2)	—	27,156	—	27,156
Interest expense	(238)	(185)	(543)	(545)
Total interest income and other, net	$1,579	$28,569	$38,258	$31,953
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
(2) Represents gains related to a non-marketable equity investment transaction.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 25, 2022, and December 26, 2021, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 25, 2022	December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$190,050	$319,973
Restricted cash included within miscellaneous assets	13,668	14,333
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$203,718	$334,306
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Revolving Credit Facility
In September 2019, the Company entered into a $250.0 million five-year unsecured revolving credit facility (the “2019 Credit Facility”). On July 27, 2022, the Company entered into an amendment and restatement of the 2019 Credit Facility that, among other changes, increased the committed amount to $350.0 million and extended the maturity date to July 27, 2027 (as amended and restated, the “Credit Facility”). Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates based on our utilization and consolidated leverage ratio. The Credit Facility contains various customary affirmative and negative covenants. In addition, the Company is obligated to pay a quarterly unused commitment fee at an annual rate of 0.20%.
As of September 25, 2022, there was approximately $0.6 million in outstanding letters of credit and the remaining committed amount remains available. As of September 25, 2022, the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized $2.0 million in severance costs in the third quarter of 2022 and $4.7 million in severance costs in the first nine months of 2022. We recognized $0.5 million severance costs in the third quarter of 2021 and $0.9 million in severance costs in the first nine months of 2021. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $5.2 million and $2.1 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of September 25, 2022, and December 26, 2021, respectively.
Acquisition-Related Costs
The Company incurred $34.7 million of acquisition-related costs for the nine months ended September 25, 2022. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic stock options, and legal, accounting, financial advisory and integration planning expenses.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 25, 2022, and December 26, 2021:

(In thousands)	September 25, 2022				December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S. Treasury securities	$40,424	$—	$40,424	$—	$149,548	$—	$149,548	$—
Corporate debt securities	37,289	—	37,289	—	107,334	—	107,334	—
Certificates of deposit	—	—	—	—	55,551	—	55,551	—
U.S. governmental agency securities	16,230	—	16,230	—	3,500	—	3,500	—
Municipal securities	8,677	—	8,677	—	3,997	—	3,997	—
Commercial paper	—	—	—	—	21,145	—	21,145	—
Total short-term AFS securities	$102,620	$—	$102,620	$—	$341,075	$—	$341,075	$—
Long-term AFS securities (1)
Corporate debt securities	$125,993	$—	$125,993	$—	$241,055	$—	$241,055	$—
U.S. Treasury securities	38,543	—	38,543	—	119,146	—	119,146	—
U.S. governmental agency securities	11,409	—	11,409	—	39,246	—	39,246	—
Municipal securities	—	—	—	—	13,933	—	13,933	—
Total long-term AFS securities	$175,945	$—	$175,945	$—	$413,380	$—	$413,380	$—
Liabilities:
Deferred compensation (2)(3)	$13,609	$13,609	$—	$—	$21,101	$21,101	$—	$—
Contingent consideration	$5,858	$—	$—	$5,858	$7,450	$—	$—	$7,450
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $47.0 million as of September 25, 2022, and $52.5 million as of December 26, 2021. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the quarters and nine months ended September 25, 2022, and September 26, 2021:

	Quarters Ended		Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Balance at the beginning of the period	$5,858	$7,450	$7,450	$8,431
Payments	—	—	(1,724)	(862)
Fair value adjustments (1)	—	—	132	(119)
Contingent consideration at the end of the period	$5,858	$7,450	$5,858	$7,450
(1) Fair value adjustments are included in General and administrative costs in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of September 25, 2022, and December 26, 2021, of $5.9 million and $7.5 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets.

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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 25, 2022			September 26, 2021
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,882	$—	$2,882	$2,276	$—	$2,276
Interest cost	8,837	1,284	10,121	7,630	1,087	8,717
Expected return on plan assets	(13,807)	—	(13,807)	(12,678)	—	(12,678)
Amortization of actuarial loss	3,266	1,643	4,909	5,056	1,821	6,877
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost	$692	$2,927	$3,619	$1,798	$2,908	$4,706

	For the Nine Months Ended
	September 25, 2022			September 26, 2021
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,645	$—	$8,645	$6,828	$—	$6,828
Interest cost	26,512	3,853	30,365	22,888	3,263	26,151
Expected return on plan assets	(41,422)	—	(41,422)	(38,033)	—	(38,033)
Amortization of actuarial loss	9,799	4,929	14,728	15,169	5,463	20,632
Amortization of prior service credit	(1,459)	—	(1,459)	(1,458)	—	(1,458)
Net periodic pension cost	$2,075	$8,782	$10,857	$5,394	$8,726	$14,120
During the first nine months of 2022 and 2021, we made pension contributions of $7.5 million and $6.5 million, respectively, to the APP. We expect to make contractual contributions in 2022 of approximately $10 million, which more than satisfy minimum funding requirements.
Multiemployer Plans
During the third quarter of 2022 we recorded a gain of $7.1 million from a multiemployer pension liability adjustment, which is included in Gain from pension liability adjustment in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Service cost	$11	$14	$34	$40
Interest cost	183	141	548	423
Amortization of actuarial loss	823	851	2,470	2,555
Amortization of prior service credit	—	(837)	(368)	(2,509)
Net periodic postretirement benefit cost	$1,017	$169	$2,684	$509
NOTE 10. INCOME TAXES
The Company had income tax expense of $14.2 million and $39.2 million in the third quarter and first nine months of 2022, respectively. The Company had income tax expense of $20.3 million and $48.0 million in the third quarter and first nine months of 2021, respectively. The Company’s effective tax rates from continuing operations were 28.0% and 27.5% for the third quarter and first nine months of 2022, respectively. The Company’s effective tax rates from continuing operations were 27.1% and 24.2% for the third quarter and first nine months of 2021, respectively. The decrease in income tax expense in the third quarter of 2022 was primarily due to lower income from continuing operations in the third quarter of 2022. The decrease in income tax expense in the first nine months of 2022 was primarily due to lower income from continuing operations in the first nine months of 2022. The increase in the effective tax rate in the first nine months of 2022 was primarily due to a lower benefit in the first nine months of 2022 from stock price appreciation on stock-based awards that settled in the respective nine-month periods.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. Although it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. If the 2022 effective date remains in place, our initial assessment is that our cash from operations will be negatively impacted by approximately $50 million in 2022 and our net deferred tax assets will increase by a similar amount. The actual impact on fiscal 2022 cash from operations will depend on the amount of research and development costs we incur, on whether Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
On August 16, 2022, the President signed the Inflation Reduction Act of 2022 (the “IRA”) into law. We do not expect the tax-related provisions of the IRA to have a material impact on our consolidated financial statements.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares was de minimis in the third quarter and first nine months of 2022, respectively, and resulted primarily from the dilutive effect of certain restricted stock units. The difference between basic and diluted shares was approximately 0.5 million and 0.6 million in the third quarter and first nine months of 2021, respectively. In 2021, dilution resulted primarily from the dilutive effect of certain performance awards, restricted stock units and stock options.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 1.6 million and 1.1 million restricted stock units excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2022, respectively, because they were anti-dilutive. There were no anti-dilutive restricted stock units excluded from the computation of diluted earnings per share in the third quarter and first

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
nine months of 2021. There were no anti-dilutive stock options or stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the third quarters and first nine months of 2022 and 2021.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
In February 2022, the Board of Directors approved a $150 million Class A Common Stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. There is no expiration date with respect to this authorization.
As of September 25, 2022, repurchases under this authorization totaled approximately $79.8 million (excluding commissions) and approximately $70.2 million remained.
The following table summarizes the changes in AOCI by component as of September 25, 2022:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 26, 2021	$3,754	$(385,680)	$(1,276)	$(383,202)
Other comprehensive loss before reclassifications, before tax	(13,219)	—	(11,458)	(24,677)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	15,371	—	15,371
Income tax (benefit)/expense	(3,518)	4,125	(3,074)	(2,467)
Net current-period other comprehensive (loss)/ income, net of tax	(9,701)	11,246	(8,384)	(6,839)
Balance as of September 25, 2022	$(5,947)	$(374,434)	$(9,660)	$(390,041)
The following table summarizes the reclassifications from AOCI for the nine months ended September 25, 2022:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,827)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	17,198	Other components of net periodic benefit costs
Total reclassification, before tax(2)	15,371
Income tax expense	4,125	Income tax expense
Total reclassification, net of tax	$11,246
(1) These AOCI components are included in the computation of net periodic benefit cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended September 25, 2022.
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Cost of revenue	$2,028	$1,325	$5,647	$3,746
Sales and marketing	337	293	1,006	917
Product development	2,986	852	7,586	2,528
General and administrative	3,912	2,579	11,060	7,196
Total stock-based compensation expense	$9,263	$5,049	$25,299	$14,387

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
On February 1, 2022, the Company acquired The Athletic (see Note 5). Beginning with the first quarter of 2022, the results of The Athletic have been included in the Company's Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, the Company has two reportable segments: The New York Times Group and The Athletic. These segments are evaluated regularly by the Company’s Chief Operating Decision Maker in assessing performance and allocating resources. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items.

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

The following tables present segment information:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Revenues
The New York Times Group	$523,570	$509,103	2.8%	$1,584,970	$1,480,645	7.0%
The Athletic	24,110	—	*	55,815	—	*
Total revenues	$547,680	$509,103	7.6%	$1,640,785	$1,480,645	10.8%
Adjusted operating costs
The New York Times Group	$445,020	$444,050	0.2%	$1,349,880	$1,254,582	7.6%
The Athletic	33,683	—	*	84,806	—	*
Total adjusted operating costs	$478,703	$444,050	7.8%	$1,434,686	$1,254,582	14.4%
Adjusted operating profit
The New York Times Group	$78,550	$65,053	20.7%	$235,090	$226,063	4.0%
The Athletic	(9,573)	—	*	(28,991)	—	*
Total adjusted operating profit	$68,977	$65,053	6.0%	$206,099	$226,063	(8.8)%
Adjusted operating profit margin % - New York Times Group	15.0%	12.8%	220 bps	14.8%	15.3%	(50) bps
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues detail by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
The New York Times Group
Subscription	$360,997	$342,609	5.4%	$1,089,218	$1,010,910	7.7%
Advertising	108,134	110,887	(2.5)%	337,455	320,777	5.2%
Other	54,439	55,607	(2.1)%	158,297	148,958	6.3%
Total	$523,570	$509,103	2.8%	$1,584,970	$1,480,645	7.0%
The Athletic
Subscription	$21,675	$—	*	$49,052	$—	*
Advertising	2,333	—	*	6,661	—	*
Other	102	—	*	102	—	*
Total	$24,110	$—	*	$55,815	$—	*
The New York Times Company
Subscription	$382,672	$342,609	11.7%	$1,138,270	$1,010,910	12.6%
Advertising	110,467	110,887	(0.4)%	344,116	320,777	7.3%
Other	54,541	55,607	(1.9)%	158,399	148,958	6.3%
Total	$547,680	$509,103	7.6%	$1,640,785	$1,480,645	10.8%
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) detail by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$274,945	$256,978	7.0%	$824,405	$759,333	8.6%
Sales and marketing	57,326	83,767	(31.6)%	189,970	197,475	(3.8)%
Product development	46,273	40,638	13.9%	138,225	119,280	15.9%
Adjusted general and administrative (1)	66,476	62,667	6.1%	197,280	178,494	10.5%
Total	$445,020	$444,050	0.2%	$1,349,880	$1,254,582	7.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$19,911	$—	*	$52,399	$—	*
Sales and marketing	7,406	—	*	15,119	—	*
Product development	4,201	—	*	10,504	—	*
Adjusted general and administrative (2)	2,165	—	*	6,784	—	*
Total	$33,683	$—	*	$84,806	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$294,856	$256,978	14.7%	$876,804	$759,333	15.5%
Sales and marketing	64,732	83,767	(22.7)%	205,089	197,475	3.9%
Product development	50,474	40,638	24.2%	148,729	119,280	24.7%
Adjusted general and administrative	68,641	62,667	9.5%	204,064	178,494	14.3%
Total	$478,703	$444,050	7.8%	$1,434,686	$1,254,582	14.4%
(1) Excludes severance of $2.0 million and $4.5 million for the quarter and nine months ended September 25, 2022, respectively, and multiemployer pension withdrawal costs of $1.3 million and $3.7 million for the quarter and nine months ended September 25, 2022, respectively. Excludes severance of $0.5 million and $0.9 million for the quarter and nine months ended September 26, 2021, respectively, and multiemployer pension withdrawal costs of $1.3 million and $3.9 million for the quarter and nine months ended September 26, 2021, respectively.

(2) Excludes $0.2 million of severance for the nine months ended September 25, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Operating costs	$503,792	$460,127	9.5%	$1,504,240	$1,302,895	15.5%
Less:
Depreciation and amortization	21,760	14,326	51.9%	61,150	43,529	40.5%
Severance	2,010	476	*	4,670	882	*
Multiemployer pension plan withdrawal costs	1,319	1,275	3.5%	3,734	3,902	(4.3)%
Adjusted operating costs	$478,703	$444,050	7.8%	$1,434,686	$1,254,582	14.4%
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Operating profit	$51,015	$48,976	4.2%	$108,960	$173,919	(37.4)%
Add:
Depreciation and amortization	21,760	14,326	51.9%	61,150	43,529	40.5%
Severance	2,010	476	*	4,670	882	*
Multiemployer pension plan withdrawal costs	1,319	1,275	3.5%	3,734	3,902	(4.3)%
Special items:
Acquisition-related costs	—	—	—	34,712	—	*
Lease termination charge	—	—	*	—	3,831	*
Gain from pension liability adjustment	(7,127)	—	*	(7,127)	—	*
Adjusted operating profit	$68,977	$65,053	6.0%	$206,099	$226,063	(8.8)%
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
We are a global media organization that includes digital and print products and related businesses. On February 1, 2022, we acquired The Athletic Media Company (“The Athletic”), a global digital subscription-based sports media business. The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, we have two reportable segments: The New York Times Group and The Athletic.
We generate revenues principally from subscriptions and advertising. In addition, we generate other revenues primarily consisting of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our headquarters (the “Company Headquarters”), retail commerce, television and film, our live events business and our student subscription sponsorship program.
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
Financial Highlights
•Operating profit increased 4.2% to $51.0 million in the third quarter of 2022, compared with $49.0 million in the third quarter of 2021. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) increased 6.0% to $69.0 million in the third quarter of 2022, compared with $65.1 million in the third quarter of 2021. The increases were primarily attributable to higher digital-only subscription revenues, partially offset by operating losses at The Athletic, as well as higher operating costs at The New York Times Group. Operating profit margin decreased to 9.3% in the third quarter of 2022, compared with 9.6% in the third quarter of 2021. Adjusted operating profit margin (adjusted operating profit expressed as a percentage of revenues) decreased to 12.6% in the third quarter of 2022, compared with 12.8% in the third quarter of 2021.
•Total revenues increased 7.6% to $547.7 million in the third quarter of 2022 from $509.1 million in the third quarter of 2021.
•Total subscription revenues increased 11.7% to $382.7 million in the third quarter of 2022 from $342.6 million in the third quarter of 2021. Digital-only subscription revenues increased 22.8% to $243.9 million in the third quarter of 2022 from $198.6 million in the third quarter of 2021. Paid digital-only subscribers totaled approximately 8.59 million with approximately 10.02 million paid digital-only subscriptions at the end of the third quarter of 2022, a net increase of 180,000 digital-only subscribers and 210,000 digital-only subscriptions compared with the end of the second quarter of 2022 and a net increase of 1,010,000 digital-only subscribers and 1,230,000 digital-only subscriptions compared with the end of the third quarter of 2021.
•Total advertising revenues decreased 0.4% to $110.5 million in the third quarter of 2022 from $110.9 million in the third quarter of 2021, due to a decrease of 8.5% in print advertising revenues, partially offset by an increase of 4.9% in digital advertising revenues.

•Operating costs increased 9.5% to $503.8 million in the third quarter of 2022 from $460.1 million in the third quarter of 2021. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 7.8% to $478.7 million in the third quarter of 2022 from $444.1 million in the third quarter of 2021.
•Operating costs that we refer to as “technology costs,” consisting of product development costs as well as components of costs of revenues and general and administrative costs as described below, increased 20.1% to $92.1 million compared with $76.7 million in the third quarter of 2021.
•Diluted earnings per share from continuing operations were $0.22 and $0.32 for the third quarters of 2022 and 2021, respectively. Diluted earnings per share from continuing operations excluding severance, non-operating retirement costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.21 and $0.23 for the third quarters of 2022 and 2021, respectively.
Current Economic Conditions, Continued Impact of Covid-19 Pandemic
We, and the companies with which we do business, including our advertisers, are subject to risks and uncertainties caused by factors beyond our control, including macroeconomic factors such as inflation (which could materially impact employee-related costs, our main operating cost, as well as the cost of raw materials for our print newspaper), a competitive labor market and evolving workforce expectations (including for unionized employees), supply chain disruptions, and global economic uncertainty and volatility, the war in Ukraine and the continued effects of the Covid-19 pandemic. Our employee-related costs have increased in recent years as we have invested in our business and competed for talent. Although we have not seen a significant impact from inflation to our financial results in the first nine months of 2022, if inflation remains at current levels, or increases, for an extended period, our employee-related costs are likely to increase. If we are unable to successfully mitigate the impact of such increased costs, they could adversely affect our profits, margins and/or cash flows.
We actively monitor these conditions to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous evolving factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2021.
As a result of the Covid-19 pandemic, the vast majority of our employees worked remotely from March 2020 to September 2022. During the third quarter of 2022, we transitioned to hybrid work with most of our employees expected to work both from the office and remotely. In preparation for hybrid work, we invested in our Company Headquarters and other offices as well as in technological improvements.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Revenues
Subscription	$382,672	$342,609	11.7%	$1,138,270	$1,010,910	12.6%
Advertising	110,467	110,887	(0.4)%	344,116	320,777	7.3%
Other	54,541	55,607	(1.9)%	158,399	148,958	6.3%
Total revenues	547,680	509,103	7.6%	1,640,785	1,480,645	10.8%
Operating costs
Cost of revenue (excluding depreciation and amortization)	294,856	256,978	14.7%	876,804	759,333	15.5%
Sales and marketing	64,732	83,767	(22.7)%	205,089	197,475	3.9%
Product development	50,474	40,638	24.2%	148,729	119,280	24.7%
General and administrative	71,970	64,418	11.7%	212,468	183,278	15.9%
Depreciation and amortization	21,760	14,326	51.9%	61,150	43,529	40.5%
Total operating costs	503,792	460,127	9.5%	1,504,240	1,302,895	15.5%
Acquisition-related costs	—	—	—	34,712	—	*
Gain from pension liability adjustment	(7,127)	—	*	(7,127)	—	*
Lease termination charge	—	—	—	—	3,831	*
Operating profit	51,015	48,976	4.2%	108,960	173,919	(37.4)%
Other components of net periodic benefit costs	1,757	2,599	(32.4)%	4,903	7,796	(37.1)%
Interest income and other, net	1,579	28,569	(94.5)%	38,258	31,953	19.7%
Income from continuing operations before income taxes	50,837	74,946	(32.2)%	142,315	198,076	(28.2)%
Income tax expense	14,220	20,290	(29.9)%	39,196	47,994	(18.3)%
Net income	36,617	54,656	(33.0)%	103,119	150,082	(31.3)%
Net income attributable to The New York Times Company common stockholders	$36,617	$54,656	(33.0)%	$103,119	$150,082	(31.3)%
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
Subscription revenues increased 11.7% in the third quarter and increased 12.6% in the first nine months of 2022 compared with the same prior-year periods, primarily due to the large number of subscribers whose introductory promotional subscriptions have graduated to higher prices, growth in the number of subscribers to the Company’s digital-only products, as well as the inclusion of subscription revenue from The Athletic. The increases in digital subscription revenue were slightly offset by a decrease in print subscription revenue. This decrease was primarily attributable to declines in domestic home delivery revenue of 3.3% and 2.7% for the third quarter and first nine months of 2022, respectively, due to a decrease in the number of print subscriptions driven by secular trends, partially offset by an increase in print subscription prices. There is no print subscription revenue generated from The Athletic.
The Company ended the third quarter of 2022 with approximately 9.33 million paid subscribers with approximately 10.75 million paid subscriptions across its print and digital products. Of the 9.33 million subscribers, approximately 8.59 million were paid digital-only subscribers with approximately 10.02 million paid digital-only subscriptions.
There was a net increase of 180,000 digital-only subscribers and 210,000 digital-only subscriptions compared with the end of the second quarter of 2022. Compared with the end of the third quarter of 2021, there was a net increase of 1,010,000 digital-only subscribers and 1,230,000 digital-only subscriptions, which excludes approximately 1,029,000 subscribers and 1,161,000 subscriptions that were added as a result of the acquisition of The Athletic in the first quarter of 2022. The Company provided the ability to access The Athletic to additional digital bundle subscribers in the third quarter of 2022. Digital-only subscribers with The Athletic increased by 600,000, largely as a result of this action.
Print domestic home delivery subscribers totaled approximately 740,000 with 730,000 print subscriptions at the end of the third quarter of 2022, a net decrease of 20,000 subscribers and subscriptions, respectively, compared with the end of the second quarter of 2022 and a net decrease of 60,000 subscribers and subscriptions, respectively, compared with the end of the third quarter of 2021.
The following table summarizes digital and print subscription revenues for the third quarters and first nine months of 2022 and 2021:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Digital-only subscription revenues (1)	$243,889	$198,633	22.8%	$709,378	$568,378	24.8%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	124,653	128,895	(3.3)%	387,125	398,045	(2.7)%
Single-copy, NYT International and Other subscription revenues (3)	14,130	15,081	(6.3)%	41,767	44,487	(6.1)%
Subtotal print subscription revenues	138,783	143,976	(3.6)%	428,892	442,532	(3.1)%
Total subscription revenues	$382,672	$342,609	11.7%	$1,138,270	$1,010,910	12.6%
(1) Includes revenue from digital-only bundled and standalone subscriptions to the Company’s news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to our digital news product, as well as The Athletic and our Games, Cooking and Wirecutter products.
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
The following table summarizes digital and print subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
	September 25, 2022	June 26, 2022	March 27, 2022	December 26, 2021	September 26, 2021
Digital-only subscribers(1)	8,590	8,410	8,230	6,783	6,546
Print subscribers(2)	740	760	780	795	806
Total subscribers(3)	9,330	9,170	9,010	7,578	7,352
(1) Subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Games, Cooking and Wirecutter products. Subscribers with a paid domestic home-delivery print subscription to The New York Times are excluded. The number of digital-only subscribers includes group corporate and group education subscriptions (which collectively represented approximately 4% of paid digital-only subscriptions as of the third quarter of 2022). The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

(2) Subscribers with a paid domestic home delivery or mail print subscription to The New York Times, which also includes access to our digital news product, as well as The Athletic and our Games, Cooking and Wirecutter products, or a paid print subscription to our Book Review or Large Type Weekly products. Book Review, Mail and Large Type Weekly subscribers are included in the count of subscribers but not subscriptions.

(3) The sum of individual metrics may not always equal total amounts indicated due to rounding.
The following table summarizes supplementary subscriber metrics as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands except for ARPU)	September 25, 2022	June 26, 2022	March 27, 2022	December 26, 2021	September 26, 2021
Digital-only subscriber ARPU(1)	$8.87	$8.83	$9.13	$9.60	$9.64
Digital-only bundle and multiproduct subscribers(2)	2,130	1,980	1,835	1,607	1,491
Digital-only subscribers with News(3)	6,210	6,140	6,101	5,826	5,665
Digital-only subscribers with The Athletic(4)	2,290	1,690	1,216	—	—
(1) “Digital-only subscriber Average Revenue per User” or “Digital-only subscriber ARPU” is calculated by dividing the average monthly digital subscription revenue (calculated by dividing digital subscription revenue in the quarter by 3.25 to reflect a 28-day billing cycle) in the measurement period by the average number of digital subscribers during the period.

(2) Subscribers with a digital bundle or paid digital-only subscriptions that include access to two or more of the Company’s products, including through separate standalone subscriptions. This metric was previously called “Total Multiproduct subscribers” and included subscribers with a print home-delivery subscription. The four quarters prior to the third quarter of 2022 have been recast to reflect this change.

(3) Subscribers with a paid digital-only subscription that includes the ability to access the Company’s digital news product.
(4) Subscribers with a paid digital-only subscription that includes the ability to access The Athletic. This metric was previously called “Subscribers with The Athletic”.

The following table summarizes digital and print subscriptions as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	September 25, 2022	June 26, 2022	March 27, 2022	December 26, 2021	September 26, 2021
Digital-only subscriptions (1)	10,020	9,810	9,579	8,005	7,630
Print subscriptions (2)	730	750	770	784	795
Total subscriptions (3)	10,750	10,560	10,349	8,789	8,425
(1) Paid digital-only subscriptions to our news product, as well as The Athletic and our Games, Cooking, Audm and Wirecutter products. Standalone subscriptions to these products are counted separately and bundle subscriptions are counted as one subscription. The number of paid digital-only subscriptions includes group corporate and group education subscriptions (which collectively represented approximately 4% of paid digital-only subscriptions as of the third quarter of 2022). The number of group subscriptions is derived using the value of the relevant contract and a discounted subscription rate.

(2) Paid domestic home-delivery print subscriptions to The New York Times, which also include access to our digital news product, as well as The Athletic and our Games, Cooking and Wirecutter products. Excludes subscriptions to our Book Review or Large Type Weekly products and subscriptions to The New York Times that are delivered by mail.

(3) The sum of individual metrics may not always equal total amounts indicated due to rounding.

    We believe that the significant growth over the last several years in subscribers to our products demonstrates the success of our “subscription-first” strategy and the willingness of our readers to pay for high-quality journalism. The Company is increasing its emphasis on subscriber growth rather than growth of total subscriptions. The following charts illustrate the growth in net digital-only subscribers and corresponding subscription revenues as well as the relative stability of our print domestic home delivery subscription products.

Subscribers (1)
(millions)
Print (2) (3)
Digital-only
Period
2018
0.9
3.0
4.0
2019
0.9
3.9
4.8
2020
0.8
5.9
6.7
2021
0.8
6.8
7.6
Q3 2022
0.7
8.6
9.3

Subscription Revenues (1)
($ millions)
Print domestic home delivery (2)
Print Other (4)
Digital-only
Period
2018
533
109
400
1,042
2019
525
99
460
1,084
2020
529
68
598
1,195
2021
529
59
774
1,362
YTD 2021
398
44
568
1,011
YTD 2022
387
42
709
1,138

(1) Amounts may not add due to rounding.
(2) Includes access to some of our digital products.
(3) Includes Book Review, Mail and Large Type Weekly subscribers.
(4) Print Other includes single-copy, NYT International and other subscription revenues.

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Advertising revenue from The Athletic is primarily podcast revenue and therefore is reflected in this category. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. We launched direct-sold display advertising at The Athletic in the third quarter. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic.
The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2022 and 2021:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Advertising revenues:
Digital	$70,282	$66,981	4.9%	$206,588	$197,472	4.6%
Print	40,185	43,906	(8.5)%	137,528	123,305	11.5%
Total advertising	$110,467	$110,887	(0.4)%	$344,116	$320,777	7.3%
Digital advertising revenues, which represented 63.6% of total advertising revenues in the third quarter of 2022, increased $3.3 million, or 4.9%, to $70.3 million compared with $67.0 million in the same prior-year period. The increase was primarily a result of higher direct-sold advertising at The New York Times Group and the addition of $2.3 million in advertising revenue from The Athletic, which more than offset lower revenue from fewer programmatic advertising impressions; in addition we believe the macroeconomic environment adversely impacted advertising spend. Core digital advertising revenue increased $8.9 million, which includes $2.3 million from The Athletic, due to growth in direct-sold display advertising and podcast advertising revenues. Direct-sold display impressions increased 52%, while the average rate decreased 20%. Other digital advertising revenue decreased $5.6 million, primarily due to a 34.1% decrease in open-market programmatic advertising revenue, as well as an 18.2% decrease in creative services fees. Programmatic impressions decreased by 27%, while the average rate decreased 8%.
Digital advertising revenues, which represented 60.0% of total advertising revenues in the first nine months of 2022, increased $9.1 million, or 4.6%, to $206.6 million compared with $197.5 million in the same prior-year period. The increase was primarily a result of higher direct-sold advertising at The New York Times Group and the addition of advertising revenue from The Athletic, which contributed $6.7 million which more than offset lower revenue from fewer programmatic advertising impressions; in addition we believe the macroeconomic environment adversely impacted advertising spend. Core digital advertising revenue increased $22.2 million, which includes $6.7 million from The Athletic, due to growth in direct-sold display advertising and podcast advertising revenues. Direct-sold display impressions increased 32%, while the average rate decreased 11%. Other digital advertising revenue decreased $13.1 million, primarily due to a 26.3% decrease in open-market programmatic advertising revenue, as well as a 16.8% decrease in creative services fees. Programmatic impressions decreased by 32%, while the average rate increased 10%.
Print advertising revenues, which represented 36.4% of total advertising revenues in the third quarter of 2022, decreased $3.7 million, or 8.5%, to $40.2 million compared with $43.9 million in the same prior-year period. The decrease was primarily in the advocacy and media categories. Print advertising revenue was impacted by secular trends and in addition we believe the macroeconomic environment adversely impacted advertising spend.
Print advertising revenues, which represented 40.0% of total advertising revenues in the first nine months of 2022, increased $14.2 million, or 11.5%, to $137.5 million compared with $123.3 million in the same prior-year period. The increase was primarily in the entertainment and luxury categories, which were more severely impacted by the Covid-19 pandemic in the first nine months of 2021. The increase was partially offset by secular trends and in addition we believe the macroeconomic environment adversely impacted advertising spend.

Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, television and film, our live events business and our student subscription sponsorship program.
Other revenues decreased 1.9% in the third quarter of 2022 compared with the same prior-year period, primarily as a result of lower licensing revenue, which was partially offset by higher Wirecutter affiliate referral revenues.
Other revenues increased 6.3% in the first nine months of 2022 compared with the same prior-year period, primarily as a result of higher commercial printing revenue as we began printing several News Corporation publications in mid-2021 and several other smaller publications in 2022 in our College Point, N.Y., printing and distribution facility, higher Wirecutter affiliate referral revenues mainly due to Wirecutter’s presence on our core news website (NYTimes.com) homepage resulting in increased views, and higher live events revenue due to more in-person events.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $7.2 million and $7.0 million in the third quarters of 2022 and 2021, respectively, and $21.5 million and $20.0 million in the first nine months of 2022 and 2021, respectively.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization) (1)	$294,856	$256,978	14.7%	$876,804	$759,333	15.5%
Sales and marketing	64,732	83,767	(22.7)%	205,089	197,475	3.9%
Product development (1)	50,474	40,638	24.2%	148,729	119,280	24.7%
General and administrative (1)	71,970	64,418	11.7%	212,468	183,278	15.9%
Depreciation and amortization (2)	21,760	14,326	51.9%	61,150	43,529	40.5%
Total operating costs	$503,792	$460,127	9.5%	$1,504,240	$1,302,895	15.5%
(1)Technology costs, which include product development costs and certain components of cost of revenue and general and administrative costs as described below, increased 20.1% to $92.1 million compared with $76.7 million in the third quarter of 2021 and increased 22.0% to $272.4 million compared with $223.3 million in the first nine months of 2021.

(2) Includes amortization of intangible assets related to our acquisitions of approximately $7 million and $19 million for the quarter and nine months ended September 25, 2022, respectively.
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
Cost of revenue increased in the third quarter of 2022 by $37.9 million, or 14.7%, compared with the third quarter of 2021. The increase is largely due to higher journalism costs of $24.6 million, higher subscriber servicing costs of $6.2 million, higher digital content delivery costs of $3.7 million, higher print production and distribution costs of $2.1 million and higher advertising servicing costs of $1.3 million. The increase in journalism costs was largely due to the inclusion of $16.8 million in journalism costs from The Athletic as well as growth in the number of employees who work in The New York Times Group newsroom. The increase in subscriber servicing costs was primarily due to the inclusion of $2.5 million of subscriber servicing costs from The Athletic and higher credit card processing fees and third-party commissions due to increased subscriptions. The increase in digital content delivery costs was primarily due to higher cloud-related costs, as well as higher compensation and benefits. The increase in print production and distribution costs was largely due to an increase in newsprint pricing and increased commercial printing activity. Advertising servicing costs increased primarily due to an increase in live events. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 18.1% to $25.4 million compared with $21.5 million in the third quarter of 2021.

Cost of revenue increased in the first nine months of 2022 by $117.5 million, or 15.5%, compared with the first nine months of 2021. The increase is largely due to higher journalism costs of $77.7 million, higher subscriber servicing costs of $19.1 million, higher print production and distribution costs of $10.5 million, higher digital content delivery costs of $7.1 million and higher advertising servicing costs of $3.1 million. The increase in journalism costs was largely driven by the inclusion of $45.9 million in journalism costs from The Athletic, as well as growth in the number of employees who work in The New York Times Group newsroom and on our Games, Cooking, Audm and Wirecutter products. The increase in subscriber servicing costs was primarily due to the inclusion of $5.7 million in subscriber servicing costs from The Athletic, as well as higher credit card processing fees and third-party commissions due to increased subscriptions. The increase in print production and distribution costs was largely due to an increase in newsprint pricing and fuel costs and increased commercial printing activity. The increase in digital content delivery costs was primarily due to higher cloud-related costs, as well as higher compensation and benefits. Advertising servicing costs increased primarily due to an increase in live events. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 16.0% to $75.6 million compared with $64.9 million in the first nine months of 2021.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs. Media expenses is a component of Sales and marketing costs that represents the cost to promote our subscription business.
Sales and marketing costs in the third quarter of 2022 decreased by $19.0 million, or 22.7%, compared with the third quarter of 2021. The decrease is primarily due to lower media expenses at The New York Times Group, partially offset by $7.4 million in sales and marketing costs from The Athletic and growth in the number of sales and marketing employees.
Sales and marketing costs in the first nine months of 2022 increased by $7.6 million, or 3.9%, compared with the first nine months of 2021, largely due to the inclusion of $15.1 million in sales and marketing costs from The Athletic, as well as growth in the number of sales and marketing employees, partially offset by lower media expenses at The New York Times Group.
Media expenses decreased 44.7% to $30.6 million in the third quarter of 2022 from $55.3 million in the third quarter of 2021. Media expenses decreased 10.3% to $107.9 million in the first nine months of 2022 from $120.2 million in the first nine months of 2021. In each case, the decreases were the result of lower brand marketing expenses at The New York Times Group, partially offset by the inclusion of The Athletic.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the third quarter of 2022 increased by $9.8 million, or 24.2%, compared with the third quarter of 2021. Product development costs in the first nine months of 2022 increased by $29.4 million, or 24.7%, compared with the first nine months of 2021. The increases in each period were largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives, as well as the inclusion of product development costs from The Athletic of $4.2 million in the third quarter of 2022 and $10.4 million in the first nine months of 2022.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the third quarter of 2022 increased by $7.6 million, or 11.7%, compared with the third quarter of 2021. The increase is primarily due to the inclusion of $2.2 million in general and administrative costs from The Athletic, higher severance expense, growth in the number of employees, and higher building operations and maintenance costs. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 11.4% to $16.2 million compared with $14.5 million in the third quarter of 2021.
General and administrative costs in the first nine months of 2022 increased by $29.2 million, or 15.9%, compared with the first nine months of 2021. The increase is primarily due to growth in the number of employees, the inclusion of $6.9 million in general and administrative costs from The Athletic, higher building operations and maintenance costs, as well as higher severance expense. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 23.1% to $48.1 million compared with $39.1 million in the first nine months of 2021.

Depreciation and Amortization
Depreciation and amortization costs in the third quarter and first nine months of 2022 increased $7.4 million, or 51.9%, and $17.6 million, or 40.5%, respectively, compared with the same prior-year periods. The increase is due to The Athletic intangible assets amortization of approximately $6.8 million and $18.2 million in the third quarter and first nine months of 2022, respectively, and higher equipment depreciation, partially offset by lower depreciation of software assets. See Notes 5 and 7 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the estimated aggregate amortization expense resulting from The Athletic acquisition and other items, respectively.
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

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Revenues
The New York Times Group	$523,570	$509,103	2.8%	$1,584,970	$1,480,645	7.0%
The Athletic	24,110	—	*	55,815	—	*
Total revenues	$547,680	$509,103	7.6%	$1,640,785	$1,480,645	10.8%
Adjusted operating costs
The New York Times Group	$445,020	$444,050	0.2%	$1,349,880	$1,254,582	7.6%
The Athletic	33,683	—	*	84,806	—	*
Total adjusted operating costs	$478,703	$444,050	7.8%	$1,434,686	$1,254,582	14.4%
Adjusted operating profit
The New York Times Group	$78,550	$65,053	20.7%	$235,090	$226,063	4.0%
The Athletic	(9,573)	—	*	(28,991)	—	*
Total adjusted operating profit	$68,977	$65,053	6.0%	$206,099	$226,063	(8.8)%
Adjusted operating profit margin % - New York Times Group	15.0%	12.8%	220 bps	14.8%	15.3%	(50) bps
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
The New York Times Group
Subscription	$360,997	$342,609	5.4%	$1,089,218	$1,010,910	7.7%
Advertising	108,134	110,887	(2.5)%	337,455	320,777	5.2%
Other	54,439	55,607	(2.1)%	158,297	148,958	6.3%
Total	$523,570	$509,103	2.8%	$1,584,970	$1,480,645	7.0%
The Athletic
Subscription	$21,675	$—	*	$49,052	$—	*
Advertising	2,333	—	*	6,661	—	*
Other	102	—	*	102	—	*
Total	$24,110	$—	*	$55,815	$—	*
The New York Times Company
Subscription	$382,672	$342,609	11.7%	$1,138,270	$1,010,910	12.6%
Advertising	110,467	110,887	(0.4)%	344,116	320,777	7.3%
Other	54,541	55,607	(1.9)%	158,399	148,958	6.3%
Total	$547,680	$509,103	7.6%	$1,640,785	$1,480,645	10.8%
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) details by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$274,945	$256,978	7.0%	$824,405	$759,333	8.6%
Sales and marketing	57,326	83,767	(31.6)%	189,970	197,475	(3.8)%
Product development	46,273	40,638	13.9%	138,225	119,280	15.9%
Adjusted general and administrative (1)	66,476	62,667	6.1%	197,280	178,494	10.5%
Total	$445,020	$444,050	0.2%	$1,349,880	$1,254,582	7.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$19,911	$—	*	$52,399	$—	*
Sales and marketing	7,406	—	*	15,119	—	*
Product development	4,201	—	*	10,504	—	*
Adjusted general and administrative (2)	2,165	—	*	6,784	—	*
Total	$33,683	$—	*	$84,806	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$294,856	$256,978	14.7%	$876,804	$759,333	15.5%
Sales and marketing	64,732	83,767	(22.7)%	205,089	197,475	3.9%
Product development	50,474	40,638	24.2%	148,729	119,280	24.7%
Adjusted general and administrative (1)	68,641	62,667	9.5%	204,064	178,494	14.3%
Total	$478,703	$444,050	7.8%	$1,434,686	$1,254,582	14.4%
(1) Excludes severance of $2.0 million and $4.5 million for the quarter and nine months ended September 25, 2022, respectively, and multiemployer pension withdrawal costs of $1.3 million and $3.7 million for the quarter and nine months ended September 25, 2022, respectively. Excludes severance of $0.5 million and $0.9 million for the quarter and nine months ended September 26, 2021, respectively, and multiemployer pension withdrawal costs of $1.3 million and $3.9 million for the quarter and nine months ended September 26, 2021, respectively.

(2) Excludes $0.2 million of severance for the nine months ended September 25, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.
The New York Times Group
The New York Times Group revenues grew 2.8% in the third quarter of 2022 to $523.6 million from $509.1 million in the third quarter of 2021 and grew 7.0% in the first nine months of 2022 to $1.6 billion from $1.5 billion in the first nine months of 2021. Subscription revenues increased 5.4% to $361.0 million from $342.6 million in the third quarter of 2021 and increased 7.7% to $1.1 billion from $1.0 billion in the first nine months of 2021, primarily due to growth in subscription revenues from digital-only products. Advertising revenues decreased 2.5% to $108.1 million from $110.9 million in the third quarter of 2021 due to lower print advertising revenues. Advertising revenues increased 5.2% to $337.5 million from $320.8 million in the first nine months of 2021 primarily due to growth in print advertising.
The New York Times Group adjusted operating costs grew 0.2% in the third quarter of 2022 to $445.0 million from $444.1 million in the third quarter of 2021 and grew 7.6% in the first nine months of 2022 to $1.35 billion from $1.25 billion in the first nine months of 2021. The increase in costs in the third quarter and in the first nine months of 2022 was primarily related to growth in the number of employees, partially offset by lower media expenses.
The New York Times Group adjusted operating profit increased 20.7% in the third quarter of 2022 to $78.6 million from $65.1 million in the third quarter of 2021 and increased 4.0% in the first nine months of 2022 to $235.1 million from $226.1 million in the first nine months of 2021, as higher revenues more than offset higher costs.

The Athletic
The Athletic revenues in the third quarter and first nine months (from February 1, 2022) of 2022 totaled $24.1 million and $55.8 million, respectively, primarily from subscription revenues.
The Athletic adjusted operating costs totaled $33.7 million and $84.8 million for the third quarter and first nine months (from February 1, 2022) of 2022, respectively, largely from cost of revenue, which was primarily related to journalism costs.
The Athletic adjusted operating loss totaled $9.6 million and $29.0 million for the third quarter and first nine months (from February 1, 2022) of 2022, respectively.

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
The special items in 2022 consisted of:
•a $7.1 million gain ($5.2 million or $0.03 per share after tax) in the third quarter related to a multiemployer pension liability adjustment;
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
The special items in 2021 consisted of:
•a $27.2 million gain ($19.8 million or $0.12 per share after tax) in the third quarter related to a non-marketable equity investment transaction. The gain is included in Interest income and other, net in our Condensed Consolidated Statements of Operations; and
•a $3.8 million charge ($2.8 million or $0.02 per share after tax) in the second quarter resulting from the termination of a tenant’s lease in our Company Headquarters.
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
Adjusted diluted earnings per share provides useful information in evaluating the Company’s period-to-period performance because it eliminates items that the Company does not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit and adjusted operating profit margin are useful in evaluating the ongoing performance of the Company’s businesses as they exclude the significant non-cash impact of depreciation and amortization as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs. Total operating costs, excluding these items, provides investors with helpful supplemental information on the Company’s underlying operating costs that is used by management in its financial and operational decision-making.
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
	For the Quarters Ended			For the Nine Months Ended
	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Diluted earnings per share from continuing operations	$0.22	$0.32	(31.3)%	$0.62	$0.89	(30.3)%
Add:
Severance	0.01	—	*	0.03	0.01	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.02	—
Other components of net periodic benefit costs	0.01	0.02	(50.0)%	0.03	0.05	(40.0)%
Special items:
Acquisition-related costs	—	—	—	0.21	—	*
Lease termination charge	—	—	—	—	0.02	*
Gain from non-marketable equity investment	—	(0.16)	*	—	(0.16)	*
Land sale	—	—	—	(0.20)	—	*
Gain from pension liability adjustment	(0.04)	—	*	(0.04)	—	*
Income tax expense of adjustments	—	0.04	*	(0.01)	0.02	*
Adjusted diluted earnings per share from continuing operations(1)	$0.21	$0.23	(8.7)%	$0.65	$0.84	(22.6)%
(1)Amounts may not add due to rounding.

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Nine Months Ended
	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Operating profit	$51,015	$48,976	4.2%	$108,960	$173,919	(37.4)%
Add:
Depreciation and amortization	21,760	14,326	51.9%	61,150	43,529	40.5%
Severance	2,010	476	*	4,670	882	*
Multiemployer pension plan withdrawal costs	1,319	1,275	3.5%	3,734	3,902	(4.3)%
Special items:
Acquisition-related costs	—	—	—	34,712	—	*
Lease termination charge	—	—	*	—	3,831	*
Gain from pension liability adjustment	(7,127)	—	*	(7,127)	—	*
Adjusted operating profit	$68,977	$65,053	6.0%	$206,099	$226,063	(8.8)%
Divided by:
Revenue	547,680	509,103	7.6%	1,640,785	1,480,645	10.8%
Operating profit margin	9.3%	9.6%	(30) bps	6.6%	11.7%	(510) bps
Adjusted operating profit margin	12.6%	12.8%	(20) bps	12.6%	15.3%	(270) bps
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
	September 25, 2022	September 26, 2021	% Change	September 25, 2022	September 26, 2021	% Change
Operating costs	$503,792	$460,127	9.5%	$1,504,240	$1,302,895	15.5%
Less:
Depreciation and amortization	21,760	14,326	51.9%	61,150	43,529	40.5%
Severance	2,010	476	*	4,670	882	*
Multiemployer pension plan withdrawal costs	1,319	1,275	3.5%	3,734	3,902	(4.3)%
Adjusted operating costs	$478,703	$444,050	7.8%	$1,434,686	$1,254,582	14.4%
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

In addition, starting with the second quarter of 2022, the Company has made a change in its methodology for counting subscribers and subscriptions to The Athletic to exclude free trials (which are primarily long-dated (6-12 months) and given as part of its business development partnerships).

In addition, during the second quarter of 2022, the Company identified certain nonmaterial errors in previously released subscription, subscriber and subscriber-related metrics data for the periods presented below.

As a result, our computation of the number of The Athletic subscribers and subscriptions as of the acquisition date each decreased by 72,000, as reported in our second quarter results.

The below supplementary tables, which were included in our second quarter results, update certain historical disclosures for the first quarters of 2021 and 2022 and the fourth quarter of 2021 to reflect the changes in methodology and the error corrections described above. The adjustments had no impact on the Company’s consolidated balance sheets, consolidated statements of comprehensive income (loss) or the consolidated statements of cash flows for any of these periods. The impact of the items noted above on our historical disclosures is as follows:

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

The following table summarizes the adjustments to supplementary subscriber metrics as of the end of the first quarters of 2022 and 2021, and fourth quarter of 2021:

	First Quarter						Fourth Quarter
	2022		2022	2021		2021	2021		2021
	As Filed	Adj	Adjusted	As Filed	Adj	Adjusted	As Filed	Adj	Adjusted
Digital-only subscriber ARPU (1)	$9.04	$0.09	$9.13	$9.15	$0.03	$9.18	$9.55	$0.05	$9.60
Total multiproduct subscribers (1)(2)	2,569	(3)	2,566	2,100	3	2,103	2,351	—	2,351
Digital-only subscribers with News (1)	6,150	(49)	6,101	5,290	(20)	5,270	5,880	(54)	5,826
Subscribers with The Athletic (1)	1,257	(41)	1,216	—	—	—	—	—	—
(1) Refer to the corresponding footnotes in the main section of the Results of Operations.
(2) Subscribers with paid subscriptions that include access to two or more of the Company’s products, including through separate standalone subscriptions; a digital bundle; or a print home-delivery subscription (which includes access to our digital news product, as well as The Athletic and our Games, Cooking and Wirecutter products). This metric is currently called “Digital-only bundle and multiproduct subscribers” and excludes subscribers with a print home-delivery subscription.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 25, 2022, we had cash, cash equivalents and short- and long-term marketable securities of $468.6 million. Our cash and marketable securities balances between December 26, 2021, and September 25, 2022, decreased primarily due to consideration paid for the acquisition of The Athletic and annual incentive compensation payments made in the first quarter.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2022, the Board of Directors approved an increase in the quarterly dividend to $0.09 per share, which was paid in April 2022. On June 29, 2022, the Board of Directors declared a quarterly dividend of $0.09 per share on the Class A and Class B Common Stock, which was paid in July 2022. On September 30, 2022, the Board of Directors declared a quarterly dividend of $0.09 per share on the Class A and Class B Common Stock, which was paid in October 2022. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A Common Stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. As of September 25, 2022, we had repurchased 2,324,708 shares for approximately $79.8 million (excluding commissions) under this authorization. As of October 28, 2022, we had repurchased 2,778,380 shares for approximately $93.1 million (excluding commissions) and approximately $56.9 million remained under this authorization.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. Although it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. If the 2022 effective date remains in place, our initial assessment is that our cash from operations will be negatively impacted by approximately $50 million in 2022 and our net deferred tax assets will increase by a similar amount. The actual impact on fiscal 2022 cash from operations will depend on the amount of research and development costs we incur, on whether Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 25, 2022	September 26, 2021	% Change
Operating activities	$85,024	$209,557	(59.4)%
Investing activities	$(79,299)	$(129,685)	(38.9)%
Financing activities	$(133,239)	$(42,954)	210.2%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities decreased in the first nine months of 2022 compared with the same prior-year period primarily due to higher cash payments for incentive compensation, higher cash tax payments due to a provision in the Tax Cuts and Jobs Act of 2017 deferring the deduction for research and development expenditures, a payment related to the acceleration of Athletic stock options in connection with the acquisition, lower net income and lower cash payments received from prepaid subscriptions, partially offset by higher cash collections from accounts receivable.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.

Net cash used in investing activities in the first nine months of 2022 was primarily related to $515.3 million in consideration paid for acquisitions, net of cash acquired, and $27.8 million in capital expenditures payments, partially offset by $463.2 million net maturities of marketable securities.
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
Net cash used in financing activities in the first nine months of 2022 was primarily related to share repurchases of $79.8 million (excluding commissions), dividend payments of $41.9 million and share-based compensation tax withholding payments of $9.8 million.
Restricted Cash
We were required to maintain $13.7 million of restricted cash as of September 25, 2022, and $14.3 million as of December 26, 2021, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $29 million and $26 million in the first nine months of 2022 and 2021, respectively. The increase in capital expenditures in 2022 was primarily driven by improvements in the Company Headquarters which are intended to address growth in the number of employees and to enhance technologies that support our transition to hybrid work with employees working both from the office and remotely. The cash payments related to capital expenditures totaled approximately $28 million and $24 million in the first nine months of 2022 and 2021, respectively.
Third-Party Financing
In September 2019, we entered into a $250 million five-year unsecured credit facility (the “ 2019 Credit Facility”). On July 27, 2022, the Company entered into an amendment and restatement of the 2019 Credit Facility that, among other changes, increased the committed amount to $350.0 million and extended the maturity date to July 27, 2027 (as amended and restated, the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of September 25, 2022, there was approximately $0.6 million in outstanding letters of credit and the remaining committed amount remains available. As of September 25, 2022, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for information regarding the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 26, 2021. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 25, 2022, our critical accounting policies have not changed from December 26, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 26, 2021, details our disclosures about market risk. As of September 25, 2022, there were no material changes in our market risks from December 26, 2021.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 25, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 25, 2022, other than as described in the following paragraph, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 1, 2022, we acquired The Athletic. We are currently integrating The Athletic into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting at December 31, 2022, will not include The Athletic.

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
On July 7, 2022, we issued 1,000 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
(c) Issuer Purchases of Equity Securities
In February 2022, the Board of Directors approved a $150.0 million Class A Common Stock repurchase program. The authorization provides that Class A shares may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares primarily to offset the impact of dilution from our equity compensation program, but subject to market conditions and other factors, we may also make opportunistic repurchases to reduce share count. There is no expiration date with respect to this authorization. As of September 25, 2022, repurchases under this authorization totaled approximately $79.8 million (excluding commissions) and approximately $70.2 million remained.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
June 27, 2022 - July 31, 2022	460,378	$28.98	460,378	$82,226,000
August 1, 2022 - August 28, 2022	60,000	$31.89	60,000	$80,312,000
August 29, 2022 - September 25, 2022	330,000	$30.63	330,000	$70,244,000
Total for the third quarter of 2022	850,378	$29.79	850,378	$70,244,000

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 2, 2022	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)