Form 10-K
period 2022-12-31
NEW YORK TIMES CO
filed 2023-02-28
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 24, 2022, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $4.8 billion. As of such date, non-affiliates held 37,758 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 21, 2023 (exclusive of treasury shares) was as follows: 163,690,331 shares of Class A Common Stock and 780,724 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be held on April 26, 2023, are incorporated by reference into Part III of this report.

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

ITEM 1. BUSINESS
OVERVIEW
The New York Times Company and, unless the context otherwise requires, its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as the “Company,” “we,” “our” and “us.”
We are a global media organization focused on creating, collecting and distributing high-quality news and information that helps our audience understand and engage with the world, and this mission has contributed to our success. We believe that The Times’s original, independent and high-quality reporting, storytelling and journalistic excellence set us apart from other news organizations and are at the heart of what makes our journalism worth paying for. The quality of our coverage has been widely recognized with many industry and peer accolades, including more Pulitzer Prizes and citations than any other news organization.
The Company includes our digital and print products and related businesses, including:
•our core news product, The New York Times (“The Times”), which is available on our mobile applications, on our website (NYTimes.com) and as a printed newspaper, and associated content such as our podcasts;
•our other interest-specific products, including The Athletic (our sports media product acquired on February 1, 2022), Cooking (our recipes product), Games (our puzzle games product) and Audm (our read-aloud audio service), which are available on mobile applications and websites and Wirecutter (our review and recommendation product); and
•our related businesses, such as our licensing operations; our commercial printing operations; our live events business; and other products and services under The Times brand.
As of December 31, 2022, approximately 9.55 million subscribers had purchased approximately 10.98 million paid subscriptions across our products, more than at any point in our history.
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multi-product bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Revenue information for the Company appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company was incorporated on August 26, 1896, under the laws of the State of New York.
THE NEW YORK TIMES COMPANY – P. 1

OUR STRATEGY
Our strategy is to be the essential digital subscription for every curious, English-speaking person seeking to understand and engage with the world, which includes:
•being the world’s best general interest news destination;
•becoming more valuable to more people by helping them make the most of their lives and engage with their passions; and
•creating a more expansive and connected product experience that makes our products indispensable.
Our latest audience research suggests that there are at least 135 million adults worldwide who are willing to pay for one or more subscriptions to English-language news, sports coverage, puzzles, recipes, expert shopping advice or audio journalism. Our current aim is to reach 15 million total subscribers by year-end 2027, up from approximately 9.55 million at the end of 2022. We believe that focusing on the following priorities will enable us to become an essential subscription for our addressable market and drive long-term, profitable growth for the Company and our stockholders.
Producing the best journalism
We believe that our original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and are at the heart of what makes our journalism worth paying for. The impact of our journalism and its breadth were evident as we continued to break stories, produce investigative reports and help our audience understand a wide range of topics in 2022, including the ongoing Covid-19 pandemic and its many reverberations, Russia’s war against Ukraine and the U.S. midterm elections. Producing the best journalism also makes us a more attractive destination for the talented individuals who are vital to the continued success of our business.
We will seek to extend our leadership in news by continuing to focus on four major areas — providing expert beat reporting on a broad array of important subjects, covering breaking news, producing signature journalism projects and excelling at ideas-based commentary and criticism.
While general-interest news is and will remain our primary value proposition, we are building leadership positions in a handful of areas that occupy a prominent place in global culture alongside general-interest news — including sports, cooking guidance, puzzle gaming and expert shopping recommendations. Our 2022 acquisitions of The Athletic and Wordle (a daily digital word game) were two investments toward expanding our offerings to build that leadership.
In 2023, we plan to continue investing in our journalism and remain committed to providing a multimedia report of deep breadth, authority, creativity and excellence, produced with a focus on independence and integrity.
Growing audience and engagement with our products
Our ability to attract, retain and grow our digital subscriber base depends on the size of our audience and its sustained engagement directly with our products. We will continue to focus on reaching a large non-paying audience while also creating a subscription experience aimed at building valuable daily habits that draw people into lifelong relationships worth paying for. Central to our strategy is a high-value subscription package — or bundle — of interconnected digital products that helps subscribers engage with everything we offer and provides multiple reasons to engage with our products each day.
Across all of our products, we have invested in bringing readers back to our content, exposing them to more of our offerings and providing an integrated product experience. Within news, for example, our live briefings keep users up to date on the latest developments across important storylines. Our suite of email newsletters reaches the inboxes of millions of global users and plays a central role in engaging potential subscribers. Our news mobile applications help surface and provide users with a seamless way to experience a variety of our games, including our word puzzles (Wordle, Spelling Bee and the Crossword) and other games.
We plan to continue to invest in engaging content and product features across our news, Cooking, Games and Wirecutter products; to help The Athletic reach more sports fans; and to develop new audio programming and experiment in audio product. We see all of these products and investments as increasing the value of our bundle and contributing to our essential subscription strategy.
P. 2 – THE NEW YORK TIMES COMPANY

Growing subscribers, revenue and profit
We believe we are still in the early days of penetrating a large and growing global subscription journalism market and our ambition is to be the leader in that market. In this context, we view a large and growing subscriber base as our best lever for long-term value creation because it generates recurring consumer revenue; has the potential to generate more advertising, commerce and other future revenue opportunities; and contributes to higher marketing efficiency.
We plan to continue our emphasis on growing total subscribers through our focus on promoting our digital bundle of interconnected products, which we believe provides the most value to our users and represents the best opportunity to monetize our digital products. While we aim to expose more of our subscribers to everything that we offer through the bundle, we continue to offer subscriptions to each of our products on a standalone basis as well to attract the widest number of subscribers.
High-value digital advertising revenue remains an important part of our business. We believe our journalism attracts valuable audiences and that we provide a trusted platform for advertisers’ brands. We continue to innovate advertising offerings that integrate well with the user experience, including solutions that use proprietary first-party data to help inform our clients’ advertising strategies.
We believe we can apply disciplined cost-management while continuing to invest in journalism and product development in support of long-term profitable growth. Given that our investments in our journalism and digital product experience have yielded strong organic subscriber growth, we expect that we’ll be able to maintain the improved efficiency of our marketing spend for our core products that we demonstrated in the second half of 2022. We also aim to continue to maximize the efficiency and profitability of our print products and services, which remain a significant part of our business.
Using technology and data to propel our growth
Achieving our ambition will require products and technology that match the quality of our journalism. Over the past several years, we have invested substantially in the back-end technology and underlying capabilities that enrich the digital experience for users and empower our journalists and business operators. In 2023, we plan to continue prioritizing these areas, with a focus on strengthening our data management infrastructure, enhancing the platforms that power our multi-product digital bundle, and advancing machine-learning applications across our business. We have already seen and expect to see further benefits from these investments as they help us better engage, habituate, convert and retain more subscribers.
THE NEW YORK TIMES COMPANY – P. 3

PRODUCTS
The Company’s principal business consists of distributing content through our digital and print platforms. In addition, we distribute selected content on third-party platforms.
We offer a digital bundle subscription package that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile applications), The Athletic, and our Cooking, Games and Wirecutter products, as well as standalone digital subscriptions to each of those products and to Audm. Digital subscriptions can be purchased by individual consumers or as part of group education or group corporate subscriptions.
Our access model for our news, Cooking, Games and Wirecutter products and The Athletic generally offers users who have registered free access to a limited number of articles or pieces of content before requiring users to subscribe for access to additional content. We make the choice at times to suspend limits on registered users’ free access to particularly important news coverage. We also make some of our content free as a way to generate large audiences that we monetize through advertising or by eventually converting them into subscribers; this includes Wordle (a daily digital word game) and our podcasts (which are distributed both on our digital platforms and on third-party platforms).
The Times’s print newspaper, which commenced publication in 1851, is published seven days a week in the United States. The Times also has an international edition of our print newspaper that is tailored for global audiences and is the successor to the International Herald Tribune, which commenced publication in Paris in 1887. Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (primarily by schools and hotels) and single-copy sales. Print home-delivery subscribers are entitled to receive free access to our digital news product, The Athletic, and our Cooking, Games and Wirecutter products.

SUBSCRIBERS, SUBSCRIPTIONS AND AUDIENCE
Our content reaches a broad audience through both digital and print platforms. As of December 31, 2022, approximately 9.55 million subscribers across 235 countries and territories had purchased approximately 10.98 million paid subscriptions to our digital and print products.
Paid digital-only subscribers totaled approximately 8.83 million as of December 31, 2022. This includes subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Cooking, Games and Wirecutter products. The international portion of subscribers with a paid digital-only subscription that includes the ability to access the Company’s digital news product represented approximately 19% as of December 31, 2022.
The number of paid digital-only subscribers also includes estimated group corporate and group education subscriptions (which collectively represented approximately 5% of total paid digital subscribers as of December 31, 2022). The numbers of paid group subscribers and subscriptions are derived using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group sales is substantially higher.
According to comScore Media Metrix, an online audience-measurement service, in 2022, NYTimes.com had a monthly average of approximately 99 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, NYTimes.com had a monthly average of approximately 145 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the six-month period ended September 25, 2022, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the fiscal year ended December 31, 2022, The Times’s average circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 310,000 for weekday (Monday to Friday) and 745,000 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
THE NEW YORK TIMES COMPANY – P. 4

ADVERTISING
We offer a comprehensive portfolio of advertising products and services principally to advertisers (such as technology, luxury goods and financial companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print, in the form of column-inch ads.
The majority of our advertising revenue is derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party advertising exchanges.
Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising includes direct-sold website, mobile application, podcast, email and video advertisements. Our digital advertising offerings include solutions that use proprietary first-party data to generate predictive insights and help inform our clients’ advertising strategies while leveraging our audiences in privacy-forward ways. Other digital advertising includes advertising revenues generated by open-market programmatic advertising, creative services associated with branded content, advertisements appearing on our Wirecutter product and classified advertising. In 2022, digital advertising represented approximately 61% of our advertising revenues.
At the time of its acquisition, The Athletic had a limited advertising business, consisting primarily of podcast advertising. We are developing a broader set of advertising products and services for the site over time.
Print advertising for The Times includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts. Column-inch ads are priced according to established rates, with premiums for color and positioning, and classified advertising is paid for on a per-line basis. The Times newspaper had the largest market share in 2022 in print advertising among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times, according to MediaRadar, an independent agency that measures advertising sales volume. In 2022, print advertising represented approximately 39% of our advertising revenues.
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.

COMPETITION
We operate in a highly competitive environment that is subject to rapid change and face significant competition in all aspects of our business. We compete for audience, subscribers and advertising against a wide variety of digital and print media companies, including digital and traditional print content providers, news aggregators, search engines, social media platforms and streaming services, any of which might attract audiences and/or advertisers to their platforms and away from ours. Our news product most directly competes for audience, subscriptions and advertising with other U.S. and global news and information digital and print products, including The Washington Post, The Wall Street Journal, CNN, BBC News, Vox, The Guardian and Financial Times. Our digital news product also competes with customized news feeds, news aggregators and social media products of companies such as Apple, Alphabet, Meta Platforms and Twitter. Our other digital products compete with comparable content providers, as well as other digital media of general interest. In addition, we compete for advertising on digital advertising networks and exchanges with real-time bidding and other programmatic buying channels.
Competition for subscription revenue and audience is generally based upon content breadth, depth, originality, quality and timeliness; product experience; format; our products’ pricing and subscription plans and access models; visibility on search engines and social media platforms and in mobile application stores; and service. Competition for advertising revenue is generally based upon the content and format of our products, audience levels and demographics, advertising rates, service, targeting capabilities, results observed by advertisers and perceived effectiveness of advertising offerings. We believe that our original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and is at the heart of what makes our journalism worth paying for, and we believe our journalism attracts valuable audiences and provides a safe and trusted platform for advertisers’ brands.
THE NEW YORK TIMES COMPANY – P. 5

OTHER BUSINESSES
We also derive revenue from other businesses, which primarily include:
•The Company’s licensing of our intellectual property. We license content to digital aggregators in the business, professional, academic and library markets in addition to licensing select content to third-party digital platforms for access by their users. As part of our news and syndication services, we license articles, graphics and photographs to over 1,500 clients, including newspapers, magazines and websites in over 85 countries and territories worldwide. We also license content for use in television, films and books; provide rights to reprint articles; and create and sell news digests based on our content;
•Our Wirecutter product, which generates affiliate referral revenue (revenue generated by offering direct links to merchants in exchange for a portion of the sale price upon completion of a transaction) in addition to advertising and subscription revenue;
•The Company’s commercial printing operations, which utilize excess capacity at our facility in College Point, N.Y., to print and distribute products for third parties; and
•The Company’s live events business, which hosts events to connect audiences with our journalists and outside thought leaders, and is monetized through sponsorship and advertising.

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
The international edition of The Times is printed under contract at 28 sites throughout the world and is sold in approximately 80 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.

RAW MATERIALS
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a large global manufacturer of paper, market pulp and wood products.
In 2022 and 2021, we used the following types and quantities of paper:

(In metric tons)	2022	2021
Newsprint(1)	65,000	63,600
Coated and Supercalendered Paper(2)	9,700	9,800
(1) Newsprint usage includes paper used for commercial printing.
(2) We use a mix of coated and supercalendered paper for The New York Times Magazine, and coated paper for T: The New York
Times Style Magazine.
P. 6 – THE NEW YORK TIMES COMPANY

HUMAN CAPITAL
By acting in accordance with our mission and our values – independence, integrity, curiosity, respect, collaboration and excellence – we serve our readers and society, ensure the continued strength of our journalism and business, and foster a healthy and vibrant Times culture.
The employees who make up our workplace are vital to the continued success of our mission and business and central to our long-term strategy. In order to attract, develop, retain and maximize the contributions of world-class talent, we work to create an engaging and rewarding employee experience in a variety of ways, including building a more diverse, equitable and inclusive workplace; developing and promoting talent; providing equitable and competitive compensation and benefits (total rewards); and supporting employees’ health, safety and well-being.
As of December 31, 2022, we had approximately 5,800 full-time equivalent employees, which includes more than 2,600 involved in our journalism operation. While we have employees located throughout the world, our employees are primarily located in the United States.
Building a more diverse, equitable and inclusive workplace
Each year, we prepare an in-depth report on diversity and inclusion to promote accountability over time.
Steps to advance our diversity, equity and inclusion goals include:
•Investing in dedicated resources. We have a dedicated team to lead and support our diversity, equity and inclusion initiatives.
•Promoting an equitable and respectful workplace culture. This includes a rigorous and transparent process for investigating workplace complaints and concerns, as well as expectations for our employees on how to approach their work and engage with, manage and lead each other.
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
•Investing in diversifying the employee pipeline. We seek to continuously improve our talent attraction programs and practices, including by building diverse candidate pools and pipelines, using inclusive and accessible job descriptions and promoting equitable recruitment and hiring practices. We invest in programs like The New York Times Fellowship Program (a one-year work program for up-and-coming journalists), The New York Times Corps (a talent-pipeline and career-mentorship program for college students) and the Editing Residency Program (a two-year training program for editors) and support many outside organizations dedicated to increasing diversity in journalism, technology and media.
•Evolving opportunities for identity-based connection. We currently have 13 active employee resource groups, which help create a more inclusive environment for all employees; allow space to connect on shared experiences; serve as another channel for communication with leadership; and provide mentoring, career development and volunteering opportunities.
Our annual diversity reports, and more information on our approach to diversity, can be found at www.nytco.com/company/diversity-and-inclusion. The contents of our diversity reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Developing talent
We recognize the importance of creating opportunities for employees to develop and succeed at every level.
Identifying and putting in place effective executive leadership is critically important to our success. Our Board of Directors works with senior management to ensure that plans are in place for both short- and long-term executive succession. The Board conducts an annual detailed review of the Company’s leadership pipeline and succession plans for key senior leadership roles.
We value ongoing development and continuous learning throughout the organization. We strive to support and provide enriching opportunities to our employees, including through a range of training, talks, professional
THE NEW YORK TIMES COMPANY – P. 7

development resources, and programs such as our employee mentorship program. We also continue to work to further elevate how we lead, manage and promote people, including bolstering feedback, support and performance enablement systems.
Providing equitable and competitive total rewards
We offer comprehensive total rewards, which are designed to meet the needs of our current and future employees; support the Company’s strategic goals, mission and values; drive a high-performance culture; and offer competitive and equitable pay. In line with our business goals, our total rewards philosophy links compensation to performance. Along with the compensation and benefits we provide, our reputation, workplace culture, and focus on equity and inclusion are all factors that help us attract and retain highly skilled people of diverse backgrounds.
Supporting employees’ health, safety and well-being
Our employees’ well-being is vital to our success, and their physical, mental and financial health are a top priority. We have invested in a variety of programs based on region that help support their day-to-day wellness needs and goals, including, but not limited to, health benefits, access to licensed professional counselors, health coaching and advocacy services, fitness resources, child and elder care help, financial wellness programs and more.
During the Covid-19 pandemic, we transitioned to having the vast majority of our employees work remotely. We more recently transitioned to a hybrid work environment, with many of our employees expected to work both from the office and remotely. To prepare for hybrid work, we invested in our offices as well as in technological tools, and we continue to focus on building workplace experience capabilities to support a variety of work styles where individuals, teams and our business can be successful. We have also continued to evolve our remote and distributed work policies and practices and to adapt to evolving workplace and workforce dynamics.
Labor Relations
Approximately 42% of our full-time equivalent employees were represented by unions as of December 31, 2022, including certain of our technology employees who formed a union in 2022.
The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. As indicated below, one of our collective bargaining agreements with the NewsGuild of New York, under which approximately 22% of our full-time equivalent employees are covered, has expired and negotiations for a new contract are ongoing. Additionally, as indicated below, two collective bargaining agreements, under which approximately 3% of our full-time equivalent employees are covered, will expire within one year and negotiations for new contracts are either ongoing or expected to begin in the near future. In addition, we are in the process of negotiating an initial collective bargaining agreement with certain of our technology employees. We cannot predict the timing or the outcome of these negotiations.

Employee Category	Expiration Date
NewsGuild of New York (The New York Times)	March 30, 2021
Mailers	March 30, 2023
Voice Actors	October 31, 2023
NewsGuild of New York (Wirecutter)	February 28, 2024
Typographers	March 30, 2025
Drivers	March 30, 2026
Machinists	March 30, 2026
Paperhandlers	March 30, 2026
Stereotypers	March 30, 2026
Pressmen	March 30, 2027

P. 8 – THE NEW YORK TIMES COMPANY

AVAILABLE INFORMATION
We maintain a corporate website at http://www.nytco.com, and we encourage investors and other interested persons to use it as a way of easily finding information about us. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders, are made available, free of charge, on this website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. In addition, we may periodically make announcements or disclose important information for investors on this website, including press releases or news regarding our financial performance and other items that may be material or of interest to our investors. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on this website. We have included our website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this filing.
THE NEW YORK TIMES COMPANY – P. 9

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
We operate in a highly competitive environment that is subject to rapid change. We compete for audience share and subscribers, as well as subscription, advertising and other revenues such as licensing and affiliate referral revenues. Our competitors include content providers and distributors, as well as news aggregators, search engines and social media platforms. Competition among these companies is robust, and new competitors can quickly emerge.
Our ability to compete effectively depends on many factors both within and beyond our control, including among others:
•our ability to continue delivering a breadth of high-quality journalism and content that is interesting and relevant to our audience;
•our reputation and brand strength relative to those of our competitors;
•the popularity, usefulness, ease of use, format, performance, reliability and value of our digital products, compared with those of our competitors;
•the sustained engagement of our audience directly with our products;
•our ability to reach new users in the United States and abroad;
•our ability to develop, maintain and monetize our products;
•our products’ pricing and subscription plans and our content access models;
•our visibility on search engines and social media platforms and in mobile app stores, compared with the visibility of our competitors;
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
Some of our current and potential competitors provide free and/or lower-priced alternatives to our products, and/or have greater resources than we do, which may allow them to compete more effectively than us. In addition, several companies with competing news destinations, subscriptions and other products, such as Apple and Alphabet, control how our content is discovered, displayed and monetized in some of the primary environments in which we develop relationships with users, and therefore can affect our ability to compete effectively. Some of these companies encourage their large audiences to consume our content within their products, impacting our ability to attract, engage and monetize users directly.
Our ability to grow the size and profitability of our subscriber base depends on many factors, both within and beyond our control, and a failure to do so could adversely affect our results of operations and business.
Revenue from subscriptions to our digital and print products makes up a majority of our total revenue. Our future growth and profitability depend upon our ability to retain, grow and effectively monetize our audience and subscriber base in the United States and abroad. We have invested and will continue to invest significant resources in our efforts to do so, including our acquisition of The Athletic and our investments in cross-product integrations such
P. 10 – THE NEW YORK TIMES COMPANY

as our multi-product digital bundle subscription package, but there is no assurance that we will be able to successfully grow our subscriber base in line with our expectations, or that we will be able to do so without taking steps such as adjusting our pricing or incurring subscription acquisition costs that could adversely affect our subscription revenues, margin and/or profitability.
Our ability to attract and grow our digital subscriber base depends on the size of our audience and its sustained engagement directly with our products, including the breadth, depth and frequency of use. The size and engagement of our audience depends on many factors both within and beyond our control, including significant news, sports and other events; user sentiment about the quality of our content and products; the free access we provide to our content; the format and breadth of our offerings; varied and changing consumer expectations and behaviors (including consumers’ interest in news content); and our ability to successfully manage changes implemented by search engines and social media platforms or potential changes in the search ecosystem that affect or could affect the visibility of our content, among other factors.
Consumers’ willingness to subscribe to our products may depend on a variety of factors, including their engagement, our subscription plans and pricing, the perceived differentiated value of being a subscriber, our ability to adapt to changes in technology, consumers’ discretionary spending habits, and our marketing expenditures and effectiveness, as well as other factors within and outside our control. Our ability to attract subscribers also depends on the size and speed of development of the markets for high-quality, English-language news, sports information, puzzles, recipes, shopping advice and/or audio journalism, which are uncertain. We may also face additional challenges in expanding our subscriber bases to new audiences, which is part of our strategy, and the growth of our business could be harmed if our expansion efforts do not succeed. For example, we could be at a disadvantage compared with local and multinational competitors who may devote more resources to local or regional coverage than we do. Our continued expansion will depend on our ability to adapt, on a cost-effective basis, our content, products, pricing, marketing and payment processing systems for new audiences. As we increase the size of our subscriber base, we expect it will become increasingly difficult to maintain our rate of growth.
We must also manage the rate at which subscriptions to our products are canceled — what we refer to as our “churn.” Subscriptions are canceled for a variety of reasons, including the factors referenced above that impact consumers’ willingness to subscribe to our products as well as subscribers’ perception that they do not engage with our content sufficiently, the end of promotional pricing or other adjustments in our subscription pricing, changes in the payment industry (including changes in payment regulations, standards or policies), and the expiration of subscribers’ credit cards. New subscriber cohorts may not retain at the same rate as prior cohorts of subscribers, particularly as we endeavor to encourage users who may spend less time with our products to subscribe.
The future growth of our business and profitability also depends on our ability to successfully monetize our subscriber relationships. We are investing in efforts to encourage subscribers to use and pay for multiple products, primarily through our multi-product digital bundle and the integration of our digital products, but there can be no assurance that such efforts will be successful in attracting, retaining and monetizing subscribers. We have also invested in efforts to align our pricing model with users’ willingness to pay, and may continue to implement changes in our pricing, subscription plans or pricing model that could have an adverse impact on our ability to attract, engage and retain subscribers.
The number of print subscribers continues to decline as the media industry has transitioned from being primarily print-focused to digital and we do not expect this trend to reverse. We will be limited in our ability to offset the resulting print revenue declines with revenue from home-delivery price increases, particularly as our print product becomes more expensive relative to other media alternatives, including our digital products. If we are unable to offset and ultimately replace continued print subscription revenue declines with other sources of revenue, such as digital subscriptions, our operating results will be adversely affected.
Our user and other metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and our business.
We track certain metrics, such as subscribers, average revenue per subscriber and registered users, which are used to measure our performance and which we use to evaluate growth trends and make strategic decisions. These metrics are calculated using internal company data as well as information we receive from third parties and are subject to inherent challenges in measurement. For example, there may be individuals who have multiple Times subscriptions or registrations, which we treat as multiple subscribers or registrations, as well as single subscriptions and registrations that are used by more than one person. In addition, we rely on estimates in calculating subscriber
THE NEW YORK TIMES COMPANY – P. 11

and subscription metrics in connection with group corporate and educational subscriptions. The complex systems, processes and methodologies used to measure these metrics require significant effort, judgment and design inputs, and are susceptible to human error, technical errors and other vulnerabilities, including those in hardware devices, operating systems and other third-party products or services on which we rely. We also depend on accurate reporting by third parties such as Apple and Alphabet, as some of our subscribers purchase their subscriptions through these intermediaries, and our control over the information available to us from these third parties is limited. Accordingly, our metrics may not reflect the actual number of people using our products.
Inaccuracies or limitations in these metrics may affect our understanding of certain details of our business, which could result in suboptimal business decisions and/or affect our longer-term strategies. In addition, we are continually seeking to improve our estimates of these metrics, which requires continued investment, and as our tools and methodologies for measuring these metrics evolve, there may be unexpected changes to our metrics. Real or perceived inaccuracies in our reported metrics could harm our reputation and/or subject us to legal or regulatory actions and/or adversely affect our operating and financial results.
Our advertising revenues are affected by numerous factors, including market dynamics, evolving digital advertising trends and the evolution of our strategy.
We derive substantial revenues from the sale of advertising in our products. As the digital advertising market continues to evolve, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow digital audiences, collect and leverage data, and demonstrate the value of our advertising and the effectiveness of our products to advertisers. In determining whether to buy advertising with us, advertisers consider the demand for and content and format of our products, demographics of our audience, advertising rates, targeting capabilities, results observed by advertisers, and perceived effectiveness of advertising offerings and alternative advertising options.
Companies with large digital platforms, such as Meta Platforms, Alphabet and Amazon, which have greater audience reach, audience data and targeting capabilities than we do, command a large share of the digital advertising market, and we anticipate that this will continue. In addition, there is continued increasing demand for digital advertising in formats that are dominated by these platforms, particularly vertical short-form video and streaming, and we may not be able to compete effectively in these formats. The remaining market is subject to significant competition among publishers and other content providers, and audience fragmentation. These dynamics have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates.
Digital advertising networks and exchanges with real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale also play a significant role in the marketplace and represent another source of competition. They have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers, especially during periods of economic downturn.
The evolving standards for delivery of digital advertising, as well as the development and implementation of technology, regulations, policies, practices and consumer expectations that adversely affect our ability to deliver, target or measure the effectiveness of advertising (including blocking the display of advertising, the phase-out of browser support for third-party cookies and of mobile operating systems for advertising identifiers, and new privacy regulations providing for additional consumer rights), may also adversely affect our advertising revenues if we are unable to develop effective solutions to mitigate their impact.
Our digital advertising offerings include products that use proprietary first-party data to generate predictive insights and help inform our clients’ advertising strategies. Our ability to quickly and effectively evolve these products; the volume, quality, and price of competitive products; and continued changes to industry regulation all have the potential to impact the success of this strategy.
Our digital advertising operations also rely on technologies (particularly Alphabet’s ad manager) that, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could have an adverse impact on our advertising revenues, operating costs and/or operating results.
Although print advertising revenue represents a significant portion of our total advertising revenue, our revenues from print advertising continue to decline over time, and we do not expect this trend to reverse.
P. 12 – THE NEW YORK TIMES COMPANY

Our business and financial results may be adversely impacted by economic, market, public health and geopolitical conditions or other events causing significant disruption.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic, public health and geopolitical conditions. These include economic weakness, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations (including for unionized employees); inflation; supply chain disruptions; rising interest rates; the continued effects of the Covid-19 pandemic; and political and sociopolitical uncertainties and conflicts (including the war in Ukraine).
These factors may result in declines and/or volatility in our results. For example, advertising spending is sensitive to economic, public health and geopolitical conditions, and our advertising revenues have been and could be further adversely affected as advertisers respond to such conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Some of our traditional print advertisers may be particularly susceptible to such impacts, and these factors may further accelerate the decline of our print advertising revenues over time. In addition, economic, public health and geopolitical conditions may lead to fluctuations in the size and engagement of our audience, which can impact our ability to attract, engage and retain audience and subscribers. To the extent economic conditions lead consumers to reduce spending on discretionary activities, subscribers may increasingly shift to lower-priced subscription options and/or our ability to retain current and obtain new subscribers or implement price increases could be hindered, which would adversely impact our subscription revenue. Public health conditions have also resulted and may in the future result in the postponement and cancellation of live events, adversely affecting our revenues from live events and related services and potentially the performance of some of our products such as The Athletic.
Our costs may also be adversely affected by economic, public health and/or geopolitical conditions. For example, if inflation remains at current levels, or increases, for an extended period, our employee-related costs are likely to increase. Our printing and distribution costs have been impacted and may be further impacted by inflation and higher costs, including those associated with raw materials, delivery costs and/or utilities. Increased inflation and market volatility, including as a result of geopolitical conditions, may also adversely impact our investment portfolio and our pension plan obligations.
Any events causing significant disruption or distraction to the public or to our workforce, or impacting overall macroeconomic conditions, such as a resurgence of the Covid-19 pandemic or other public health crises, supply chain disruptions, political instability or crises, war, social unrest, terrorist attacks, natural disasters and other adverse weather and climate conditions, or other unexpected events, could also disrupt our operations or the operations of one or more of the third parties on which we rely. If a significant portion of our workforce or the workforces of the third parties with which we do business (including our advertisers, newsprint suppliers or print and distribution partners) is unable to work due to illness, power outages, connectivity issues or other causes that impact individuals’ ability to work, our operations and financial performance may be negatively impacted.
The future impact that economic, public health and geopolitical conditions will have on our business, operations and financial results is uncertain and will depend on numerous evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may accelerate or worsen the other risks discussed in this section.
Our brand and reputation are key assets of the Company. Negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
We believe The New York Times brand is a powerful and trusted brand with an excellent reputation for high-quality independent journalism and content, and this brand is a key element of our business. Our brand, and the sub-brands it encompasses (including The Athletic, Cooking, Games and Wirecutter), might be damaged by incidents that erode consumer trust (such as negative publicity), a perception that our journalism is unreliable or a decline in the perceived value of independent journalism or general trust in the media, which may be in part as a result of changing political and cultural environments in the United States and abroad or active campaigns by domestic and international political and commercial actors. We may introduce new products or services that are not well received and that may negatively affect our brand. Our brand and reputation could also be adversely impacted by negative claims or publicity regarding the Company or its operations, products, employees, practices (including social and environmental practices) or business affiliates (including advertisers), as well as our potential inability to adequately respond to such negative claims or publicity, even if such claims are untrue. Our brand and reputation could also be
THE NEW YORK TIMES COMPANY – P. 13

damaged if we fail to provide adequate customer service, or by failures of third-party vendors we rely on in many contexts. We invest in defining and enhancing our brand and sub-brands. These investments are considerable and may not be successful. To the extent our brand and reputation are damaged, our ability to attract and retain readers, subscribers, advertisers and/or employees could be adversely affected, which could in turn have an adverse impact on our business, revenues and operating results.
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
Our production and distribution facility and our print partners rely on suppliers for deliveries of newsprint. The price of newsprint has historically been volatile, and its availability may be affected by various factors, including supply chain disruptions, transportation issues, labor shortages or unrest, conversion to paper grades other than newsprint and other disruptions that may affect production or deliveries of newsprint. A significant increase in the price of newsprint, or a significant disruption in our or our partners’ newsprint supply chain, would adversely affect our operating results.
To the extent that financial pressures, newspaper industry trends or economics, labor shortages or unrest, or other circumstances affect our print and distribution partners and/or lead to reduced operations or consolidations or closures of print sites and/or distribution routes, this can increase the cost of printing and distributing our newspapers, decrease our revenues if printing and distribution are disrupted and/or impact the quality of our printing and distribution. Some of our print and distribution partners have taken steps to reduce their geographic scope and/or the frequency with which newspapers are printed and distributed, and additional partners may take similar steps. The geographic scope and frequency with which newspapers are printed and distributed by our partners at times affects our ability to print and distribute our newspaper and can adversely affect our operating results.
If we experience significant disruptions in our newsprint supply chain or newspaper printing and distribution channels, or a significant increase in the costs to print and distribute our newspaper, our reputation and/or operating results may be adversely affected. Furthermore, as subscriptions to our and other companies’ print products continue to decline, our and our vendors’ fixed costs to print and deliver paper products are spread over fewer paper copies. We may be unable to offset these increasing per-unit costs, alongside decreasing print subscriptions, with revenue from price increases, and our operating results may be adversely affected.
The international scope of our business exposes us to risks inherent in foreign operations.
We have news bureaus and other offices around the world, and our digital and print products are generally offered globally. We are focused on further expanding the international scope of our business and face the inherent risks associated with doing business abroad, including:
•government policies and regulations that restrict our products and operations, including restrictions on access to our content and products, the expulsion of journalists or other employees or other restrictive or retaliatory actions or behavior;
•effectively staffing and managing foreign operations;
•providing for the health and safety of our journalists and other employees and affiliates around the world;
•potential legal, political or social uncertainty and volatility or catastrophic events that could restrict our journalists’ travel or otherwise adversely impact our operations and business and/or those of the companies with which we do business;
•navigating local customs and practices;
•protecting and enforcing our intellectual property and other rights under varying legal regimes;
•complying with applicable laws and regulations, including those governing intellectual property; defamation; publishing certain types of information; labor, employment and immigration; tax; payment processing; the
P. 14 – THE NEW YORK TIMES COMPANY

processing (including the collection, use, retention and sharing), privacy and security of consumer and staff data; and U.S. and foreign anti-corruption laws and economic sanctions;
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
Environmental, social and governance matters and any related reporting obligations may impact our businesses.
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance, or ESG, matters. New domestic and international laws and regulations relating to ESG matters, including human capital, diversity, sustainability, climate change, privacy and cybersecurity, are under consideration or being adopted. These laws and regulations may include specific, target-driven disclosure requirements or obligations. Our response to such requirements or obligations, as well as our ESG initiatives, may require additional investments, increased attention from management and the implementation of new practices and reporting processes, and involve additional compliance risk. Perceptions of our initiatives may differ widely and present risks to our brand and reputation. In addition, our ability to implement some initiatives is dependent on external factors. For example, our ability to carry out our sustainability initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale. Any failure, or perceived failure, by us to comply with complex, technical, and rapidly evolving ESG-related laws and regulations may negatively impact our reputation and result in penalties or fines.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged defamation, consumer class actions and employment-related matters, as well as regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of the attention of management and other personnel, harm to our reputation, and other factors.
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
•failure to correctly anticipate liabilities, deficiencies, or other claims and/or other costs;
•diversion of management attention from other business concerns or resources;
•use of resources that are needed in other parts of our business;
•possible dilution of our brand or harm to our reputation;
THE NEW YORK TIMES COMPANY – P. 15

•the potential loss of key employees;
•risks associated with strategic relationships;
•risks associated with integrating operations and systems, such as financial reporting, internal control, compliance and information technology (including cybersecurity and data privacy controls) systems, in an efficient and effective manner; and
•other unanticipated problems and liabilities.
Competition for certain types of acquisitions is significant. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to sufficiently advance our business strategy or provide the anticipated benefits, may cause us to incur unanticipated costs or liabilities, may result in write-offs of impaired assets, and may fall short of expected return on investment targets, which could adversely affect our business, results of operations and financial condition.
We completed our acquisition of The Athletic Media Company on February 1, 2022. We have invested and intend to invest additional amounts in an effort to scale The Athletic’s subscriptions business, build its advertising business and make The Athletic, which operated at a loss prior to the acquisition, accretive to our overall profitability. The success of the acquisition will depend, in part, on our ability to successfully apply our journalistic, subscription, advertising, marketing and operational expertise, and to create a seamless journalistic, product and commercial experience and value proposition for our users and advertisers, to help grow The Athletic in an effective, efficient and profitable manner. We may not be able to achieve our intended strategy or manage The Athletic successfully, or doing so may be costlier than we anticipate, and we may experience difficulty in realizing the expected benefits of this acquisition.
In addition, we have divested and may in the future divest certain assets or businesses that no longer fit within our strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, loss of key employees and possible retention of certain liabilities related to the divested business.
Finally, we have made minority investments in companies, and we may make similar investments in the future. Such investments subject us to the operating and financial risks of these businesses and to the risk that we do not have sole control over the operations of these businesses. Our investments are generally illiquid and the absence of a market may inhibit our ability to dispose of them. In addition, if the book value of an investment were to exceed its fair value, we would be required to recognize an impairment charge related to the investment.
Investments we make in new and existing products and services expose us to risks and challenges that could adversely affect our operations and profitability.
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to acquire and develop new products and services. These investments have included, among others: improvements to our digital news product, The Athletic and our other products, including the enhancement of our users’ experiences of our products and the integration of our products into our multi-product digital bundle subscription package; various audio and film and television initiatives; and investments in our commercial printing and other ancillary operations. These efforts present numerous risks and challenges, including the need for us to appeal to new audiences, develop additional expertise in certain areas, overcome technological and operational challenges and effectively allocate capital resources; new and/or increased costs (including marketing and compliance costs and costs to recruit, integrate and retain talented employees); risks associated with strategic relationships such as content licensing; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
Although we believe we have a strong and well-established reputation as a global media company, our ability to market our products effectively, and to gain and maintain an audience, particularly for some of our newer digital products, is not certain, and if they are not favorably received, our brand may be adversely affected. Even if our new products and services, or enhancements to existing products and services, are favorably received, they may not
P. 16 – THE NEW YORK TIMES COMPANY

advance our business strategy as expected, may result in unanticipated costs or liabilities and may fall short of expected return on investment targets or fail to generate sufficient revenue to justify our investments, which could result in write-offs of impaired assets and/or adversely affect our business, results of operations and financial condition.
Risks Related to Our Employees and Pension Obligations
Attracting and maintaining a talented and diverse workforce, which is vital to our success, is increasingly challenging and costly; failure to do so could have a negative impact on our competitive position, reputation, business, financial condition and results of operations.
Our ability to attract, develop, retain and maximize the contributions of world-class talent from diverse backgrounds, and to create the conditions for our people to do their best work, is vital to the continued success of our business and central to our long-term strategy. Our employees and the individuals we seek to hire (particularly journalists, people working in digital product development disciplines and talent from diverse backgrounds) are highly sought after by our competitors and other companies, some of which have greater resources than we have and may offer compensation and benefits packages that are perceived to be better than ours. As a result, we may incur significant costs to attract them and/or may not be able to retain our existing employees or hire new employees quickly enough to meet our needs.
Our continued ability to attract and retain highly skilled talent from diverse backgrounds for all areas of our organization depends on many factors, including the compensation and benefits we provide; our reputation; workplace culture; and progress with respect to diversity, equity and inclusion efforts. Our employee-related costs have grown in recent years, and they may further increase, including as a result of a competitive labor market and evolving workforce expectations (including for unionized employees). In addition, stock-based compensation is an increasing component of our overall compensation, and if the perceived value of our equity awards relative to those of our competitors declines, including as a result of declines in the market price of our Class A common stock or changes in perception about our future prospects, that may adversely affect our ability to recruit and retain talent. We must also continue to adapt to ever-changing workplace and workforce dynamics and other changes in the business and cultural landscape. For example, we have transitioned to hybrid work with many of our employees expected to work both from the office and remotely, which may make us undesirable to talent that prefers different working arrangements or locations. Failing to adapt effectively to these changes or to otherwise meet workforce expectations could impact our ability to compete effectively (including for talent) or have an adverse impact on our corporate culture or operations.
If we were unable to attract and retain a talented and diverse workforce, it would disrupt our operations and our ability to complete ongoing projects; would impact our competitive position and reputation; and could adversely affect our business, financial condition or results of operations. Effective succession planning is also important to our long-term success, and a failure to effectively ensure the transfer of knowledge and train and integrate new employees could hinder our strategic planning and execution.
A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to increase our costs or further restrict our ability to maximize the efficiency of our operations.
Approximately 42% of our full-time equivalent employees were represented by unions as of December 31, 2022, including the technology employees who are members of a union that was certified in 2022. As a result, we are required to negotiate the wages, benefits and other terms and conditions of employment with many of our employees collectively. We are in the process of negotiating a renewal of our collective bargaining agreement involving employees in our newsroom, and a new collective bargaining agreement involving technology employees.
Labor unrest or campaigns by labor organizations have resulted in and may continue to result in negative publicity, which can adversely impact our reputation, our workplace culture and our ability to recruit, retain and motivate talent, as well as divert management’s attention, any of which could adversely impact our business. We may experience significant labor unrest if negotiations to renew expiring collective bargaining agreements, or enter into new agreements, are not successful or become unproductive, or for other reasons. Our employees have taken and could take further actions such as strikes, work slowdowns or work stoppages. Such actions could impair our ability to produce and deliver our products or cause other business interruptions, which may adversely affect our business, financial results and/or our reputation. We could also incur higher costs from such actions, and/or enter into new
THE NEW YORK TIMES COMPANY – P. 17

collective bargaining agreements or renew collective bargaining agreements on unfavorable terms. If more of our employees were to unionize, or if future labor agreements were to increase our costs or further restrict our ability to change our strategy, maximize the efficiency of our operations (including our ability to make adjustments to control compensation and benefits costs) or otherwise adapt to changing business needs, our business and results could be adversely affected.
The nature of significant portions of our expenses may limit our operating flexibility and could adversely affect our results of operations.
Our main operating costs are employee-related costs, which have been increasing in recent years. Employee-related costs generally do not decrease proportionately with revenues, and our ability to make short-term adjustments to manage our costs or to make changes to our business strategy is limited by certain of our collective bargaining agreements. Furthermore, as print-related revenues decline, we cannot always make proportional reductions in the costs associated with the printing and distribution of our newspaper and our commercial printing business. If we were unable to implement cost-control efforts or reduce our operating costs sufficiently in response to a decline in our revenues, our profitability will be adversely affected.
The size and volatility of our pension plan obligations may adversely affect our operations, financial condition and liquidity.
We sponsor a frozen single-employer defined benefit pension plan. Although we have frozen participation and benefits under this plan and have taken other steps to reduce the size and volatility of our pension plan obligations, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to, this plan.
In addition, the Company and the NewsGuild of New York jointly sponsor a defined benefit plan that continues to accrue active benefits for employees represented by the NewsGuild.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. Although as of December 31, 2022, our qualified defined benefit pension plans had plan assets that were approximately $70 million above the present value of future benefit obligations, our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include legislative changes; demographic changes and assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and debt markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, the Company sponsors several non-qualified pension plans, with unfunded obligations totaling approximately $180 million as of December 31, 2022. Although we have frozen participation and benefits under all but one of these plans and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our results of operations, financial condition and cash flows.
We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our current and former production and delivery employees and a small number of voice actors who work on Audm. Our required contributions to certain plans have been impacted and may be further impacted by changes in our commercial printing operations.
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
P. 18 – THE NEW YORK TIMES COMPANY

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
We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated and may record additional liabilities in the future, including as a result of a mass withdrawal declaration by trustees in response to a withdrawal by all or a significant percentage of participating employers in a plan. Until demand letters from some of the multiemployer pension funds are received, the exact amount of the withdrawal liability will not be fully known. In addition, due to declines in our contributions, we have recorded withdrawal liabilities for actual partial withdrawals from several plans in which we continue to participate. Additional liabilities in excess of the amounts we have recorded could have an adverse effect on our results of operations, financial condition and cash flows. All of the significant multiemployer plans in which we participate are specific to the newspaper and broader printing and publishing industries, which continue to undergo significant pressure.
If, in the future, we elect to withdraw from the plans in which we participate or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, additional liabilities would need to be recorded that could have an adverse effect on our business, results of operations, financial condition or cash flows. Legislative changes could also affect our funding obligations or the amount of withdrawal liability we incur if a withdrawal were to occur.
Risks Related to Information Systems and Other Technology
Our success depends on our ability to effectively improve and scale our technical and data infrastructure.
Our ability to attract and retain our users is dependent upon the reliable performance and increasing capabilities and integration of our products and our underlying technical and data infrastructure. As our business grows in size, scope and complexity (including as a result of our acquisition of The Athletic and the growth of our international users), and as legal requirements and consumer expectations continue to evolve, we must continue to invest significant resources to maintain, integrate, improve, upgrade, scale and protect our products and technical and data infrastructure, including some legacy systems. Our failure to do so quickly and effectively, or any significant disruption in our service, could damage our reputation, result in a potential loss of users or ineffective monetization of products or other missed opportunities, subject us to fines and civil liability and/or adversely affect our financial results.
We implemented a new financial system at the beginning of 2023 and migrated our general ledger, consolidation and planning processes onto the new system. As we periodically augment and enhance our financial systems, we may experience disruptions or difficulties that could adversely affect our operations, the management of our finances and the effectiveness of our internal control over financial reporting, which in turn may negatively impact our ability to manage our business and to accurately forecast and report our results, which could harm our business.
Security incidents and other network and information systems disruptions could affect our ability to conduct our business effectively and damage our reputation.
Our systems store and process confidential subscriber, user, employee and other sensitive personal and Company data, and therefore maintaining our network security is of critical importance. In addition, we rely on the technology and systems provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery, administrative functions (including payroll processing and certain finance and accounting functions) and other operations.
THE NEW YORK TIMES COMPANY – P. 19

We regularly face attempts by malicious actors to breach our security and compromise our information technology systems. These attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing or business email compromise attempts intended to induce our employees, business affiliates and users to disclose information or unwittingly provide access to systems or data, ransomware, and other techniques) to disrupt service or exfiltrate data. Information security threats are constantly evolving in sophistication and volume, increasing the difficulty of detecting and successfully defending against them. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of operational changes such as significant increases in remote and hybrid working. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of power, systems or internet outages; natural disasters (including increased storm severity and flooding), which may occur more frequently or with more severity as a result of climate change; fires; rogue employees; public health conditions; acts of terrorism; or other similar events.
We have implemented controls and taken other preventative measures designed to strengthen our systems and business against such incidents and attacks, including measures designed to reduce the impact of a security incident at our third-party vendors. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified in the future could be significant.
There can also be no assurance that the actions, measures and controls we have implemented will be effective against future attacks or be sufficient to prevent a future security incident or other disruption to our network or information systems, or those of our third-party providers, and our disaster recovery planning cannot account for all eventualities. Such an event could result in a disruption of our services, unauthorized access to or improper disclosure of personal data or other confidential information, or theft or misuse of our intellectual property, all of which could harm our reputation, require us to expend resources to remedy such a security incident or defend against further attacks, divert management’s attention or subject us to liability, or otherwise adversely affect our business. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our systems.
Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing practices could adversely affect our business.
Our business is subject to various laws and regulations of local and foreign jurisdictions with respect to the processing, privacy and security of personal data, as well as laws and regulations with respect to consumer marketing practices.
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the processing, privacy and security of the data we receive from and about individuals, including the European General Data Protection Regulation and ePrivacy Directive; California’s Consumer Privacy Act and Consumer Privacy Rights Act; new privacy laws in several states; and others. Failure to protect personal data, provide individuals with adequate notice of our privacy policies, respond to consumer-rights related requests or obtain required valid consent where applicable, for example, could subject us to liabilities imposed by these jurisdictions. There has been increased focus on privacy-related laws and regulations, which continue to evolve and be subject to potentially differing interpretations, and various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current laws or enact new laws regarding privacy and data protection.
In addition, various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the manner in which we market our subscription products, including with respect to subscriptions, billing, automatic-renewal and cancellation. These laws and regulations differ across jurisdictions and continue to evolve. These laws, as
P. 20 – THE NEW YORK TIMES COMPANY

well as any changes in these laws or how they are interpreted, could adversely affect our ability to attract and retain subscribers.
Existing and newly adopted laws and regulations with respect to the processing, privacy and security of personal data, and consumer marketing practices (or new interpretations of existing laws and regulations) have imposed and may continue to impose obligations that affect our business, place increasing demands on our technical infrastructure and resources, require us to incur increased compliance costs and cause us to further adjust our advertising, marketing, security or other business practices. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies, could expose us to penalties and/or civil or criminal liability and result in claims against us by governmental entities, classes of litigants or others, regulatory inquiries, negative publicity and a loss of confidence in us by our users and advertisers. Each of these consequences could adversely affect our business and results of operations. From time to time, we are party to litigation relating to these laws.
We are subject to payment processing risk.
We accept payments through third parties using a variety of different payment methods, including credit and debit cards and direct debit. We rely on third parties’ and our own internal systems to process payments. Acceptance and processing of these payment methods are subject to differing domestic and foreign certifications, rules, regulations, industry standards (including credit card and banking policies), and laws concerning subscriptions, billing and automatic-renewals, which continue to evolve. To the extent there are disruptions in our or third-party payment processing systems; errors in charges made to subscribers; material changes in the payment ecosystem such as large reissuances of payment cards by credit card issuers; or significant changes to certifications, rules, regulations, industry standards or laws concerning payment processing, our ability to accept payments could be hindered, we could experience increased costs and/or be subject to fines and/or civil liability, which could harm our reputation and adversely impact our revenues, operating expenses and/or results of operations.
In addition, we have experienced, and from time to time may continue to experience, fraudulent use of payment methods for subscriptions to our digital products. If we are unable to adequately control and manage this practice, it could result in inaccurately inflated subscriber figures used for internal planning purposes and public reporting, which could adversely affect our ability to manage our business and harm our reputation. If we are unable to maintain our fraud and chargeback rate at acceptable levels, our card approval rate may be impacted, and card networks could impose fines and additional card authentication requirements or terminate our ability to process payments, which would impact our business and results of operations as well as result in negative consumer perceptions of our brand. We have taken measures to detect and reduce fraud, but these measures may not be or remain effective and may need to be continually improved as fraudulent schemes become more sophisticated. These measures may add friction to our subscription processes, which could adversely affect our ability to add new subscribers.
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
We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services generally could result in interruptions in service to our subscribers and advertisers and/or the Company’s critical business functions, notwithstanding business continuity or disaster recovery plans or agreements that may currently be in place with these providers. This could result in unanticipated downtime and/or harm to our operations, reputation and operating results. A transition of these services to different cloud providers would be difficult to implement and would cause us to incur significant time and expense. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.
THE NEW YORK TIMES COMPANY – P. 21

Risks Related to Intellectual Property
Our business may suffer if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable brand, content, services and internally developed technology. We believe the protection and monetization of our proprietary trademarks and other intellectual property are critical to our continued success and our competitive position. Our ability to do so is subject to the inherent limitation in protections available under intellectual property laws in the United States and other applicable jurisdictions. Unauthorized parties have unlawfully misappropriated our brand, content, technology and other intellectual property and may continue to do so, and the measures we have taken to protect and enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
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
Risks Related to Common Stock and Debt
We may fail to meet our publicly announced guidance and/or targets, which could cause the trading price of our Class A Common Stock to decline.
From time to time, we publicly announce guidance and targets, including in connection with our subscribers, revenues, profit, margin and capital return strategy. Our publicly announced guidance and targets are based upon assumptions and estimates that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control, and which may change. Given the dynamic nature of our business, and the inherent limitations in predicting the future, it is possible that some or all of our assumptions and expectations may turn out not to be correct and actual results may vary significantly. In addition, any failure to successfully implement our strategy or the occurrence of any of the other risks and uncertainties described herein could cause our results to differ from our guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from that consensus due to a number of factors, many of which are outside of our control. Such discrepancies, or the unfavorable reception of our guidance and targets, can cause a decline in the trading price of our Class A Common Stock.
P. 22 – THE NEW YORK TIMES COMPANY

The terms of our credit facility impose restrictions on our operations that could limit our ability to undertake certain actions.
We are party to a revolving credit agreement that provides for a $350 million unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 31, 2022, there were no outstanding borrowings under the Credit Facility. See Note 7 of the Notes to the Consolidated Financial Statements for a description of the Credit Facility.
The Credit Facility contains various customary affirmative and negative covenants, including certain financial covenants and various incurrence-based negative covenants imposing potentially significant restrictions on our operations. These covenants restrict, subject to various exceptions, our ability to, among other things: incur debt (directly or by third-party guarantees), grant liens, pay dividends, make investments, make acquisitions or dispositions, and prepay debt. Any of these restrictions and limitations could make it more difficult for us to execute our business strategy.
We may not have access to the capital markets on terms that are acceptable to us or may otherwise be limited in our financing options.
From time to time the Company may need or desire to access the long-term and short-term capital markets to obtain financing. The Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to, the Company’s financial performance, the Company’s credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on terms acceptable to it.
In addition, economic conditions, such as volatility or disruption in the credit markets, could adversely affect our ability to obtain financing to support operations or to fund acquisitions or other capital-intensive initiatives.
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

THE NEW YORK TIMES COMPANY – P. 23

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located at 620 Eighth Avenue, New York, N.Y., in our headquarters building (the “Company Headquarters”), which was completed in 2007 and consists of approximately 1.54 million gross square feet. We own a leasehold condominium interest representing approximately 828,000 gross square feet in the building. As of December 31, 2022, we had leased approximately 296,000 gross square feet to third parties.
In addition, we have a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site. In 2020, we entered into an agreement to lease, beginning in the second quarter of 2022, and subsequently sell in February 2025, excess land at this location representing approximately four of our 31 acres.
We believe our facilities are sufficient for our current needs and that suitable additional space will be available to accommodate any expansion of our operations if needed in the future.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

P. 24 – THE NEW YORK TIMES COMPANY

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 23, 2022
A.G. Sulzberger	42	2009	Chairman (since January 2021) and Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015 to 2016); Assistant Editor (2012 to 2015)
Meredith Kopit Levien	51	2013	President and Chief Executive Officer (since 2020); Executive Vice President and Chief Operating Officer (2017 to 2020); Executive Vice President and Chief Revenue Officer (2015 to 2017); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013)
R. Anthony Benten	59	1989	Senior Vice President, Treasurer (since 2016) and Chief Accounting Officer (since 2019); Corporate Controller (2007 to 2019); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	54	2004	Executive Vice President, General Counsel (since 2017) and Secretary (since 2011); Interim Executive Vice President, Talent & Inclusion (2020 to 2021); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)
Roland A. Caputo	62	1986	Executive Vice President and Chief Financial Officer (since 2018); Executive Vice President, Print Products and Services Group (2013 to 2018); Senior Vice President and Chief Financial Officer, The New York Times Media Group (2008 to 2013)
Jacqueline Welch	53	2021	Executive Vice President and Chief Human Resources Officer (since 2021); Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer, Freddie Mac (2016 to 2020); independent consultant (2014 to 2016); Senior Vice President, Human Resources – International (2010 to 2013) and Senior Vice President, Talent Management and Diversity (2008 to 2010), Turner Broadcasting

THE NEW YORK TIMES COMPANY – P. 25

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “NYT.” The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 21, 2023, was as follows: Class A Common Stock: 4,592; Class B Common Stock: 25.
In February 2023, the Board of Directors approved a quarterly dividend of $0.11 per share, an increase of $0.02 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
September 26, 2022 - October 30, 2022	453,672	$29.35	453,672	$56,922,000
October 31, 2022 - November 27, 2022	27,253	$33.84	27,253	$56,007,000
November 28, 2022 - December 31, 2022	328,431	$33.53	328,431	$45,007,000
Total for the fourth quarter of 2022	809,356	$31.20	809,356	$45,007,000
(1)In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. Through February 21, 2023, repurchases under that program totaled approximately $127.2 million (excluding commissions) and approximately $22.8 million remained. In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the 2022 authorization. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. There is no expiration date with respect to these authorizations. As of February 21, 2023, there have been no repurchases under the 2023 $250.0 million authorization.
P. 26 – THE NEW YORK TIMES COMPANY

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 31, 2022, on an assumed investment of $100 on December 31, 2017, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index, the Standard & Poor’s S&P 1500 Publishing and Printing Index and the Standard & Poor’s S&P 1500 Media & Entertainment Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index, S&P 1500 Publishing & Printing Index,
S&P 1500 Media & Entertainment Index and The New York Times Company’s Class A Common Stock

ITEM 6. [RESERVED]

THE NEW YORK TIMES COMPANY – P. 27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 31, 2022, and results of operations for the two years ended December 31, 2022. Please read this item together with our Consolidated Financial Statements and the related Notes included in this Annual Report. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on February 23, 2022, which is incorporated herein by reference.
On February 1, 2022, we acquired The Athletic Media Company, a global digital subscription-based sports media business that provides national and local coverage of clubs and teams in the United States and around the world, and beginning in the first quarter of 2022, the Company has two reportable segments: The New York Times Group and The Athletic. See Note 5 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition.
The Company has adopted a change to its fiscal calendar and as a result, its 2022 fourth quarter and fiscal year included an additional six days compared with 2021.
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		PAGE
Executive Overview:	The executive overview section provides a summary of The New York Times Company and our business.	28
Results of Operations:	The results of operations section provides an analysis of our results on a consolidated basis and segment information.	32
Non-Operating and Non-GAAP Items:	The non-operating and non-GAAP items section provides a comparison of our non-GAAP financial measures to the most directly comparable GAAP measures for the two years ended December 31, 2022, and December 26, 2021.	45
Liquidity and Capital Resources:	The liquidity and capital resources section provides a discussion of our cash flows for the two years ended December 31, 2022, and December 26, 2021, and restricted cash, capital expenditures and third-party financing, commitments and contingencies existing as of December 31, 2022.	50
Critical Accounting Estimates:	The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	54
Pensions and Other Postretirement Benefits:	The pensions and other postretirement benefits section provides a discussion of our benefit plans, including our pension liability, funding status, annual contributions, and actuarial assumptions.	56
EXECUTIVE OVERVIEW
We are a global media organization focused on creating, collecting and distributing high-quality news and information that helps our audience understand and engage with the world. We believe that our original, independent and high-quality reporting, storytelling and journalistic excellence set us apart from other news organizations and are at the heart of what makes our journalism worth paying for. For further information, see “Item 1 — Business – Overview” and “– Our Strategy.”
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multi-product bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, our live events business,
P. 28 – THE NEW YORK TIMES COMPANY

our student subscription sponsorship program, and television and film. Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from our consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. In addition, we present our free cash flow, defined as net cash provided by operating activities less capital expenditures. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “— Results of Operations — Non-GAAP Financial Measures.”
This report includes a discussion of the estimated impact of the additional six days on our year-over-year comparison of revenues where meaningful. Management believes that estimating the impact of the additional six days on the Company’s operating costs and operating profit presents challenges and, therefore, no such estimate is made with respect to these items. For further detail on the impact of the additional week on our results, see the discussion below and “— Results of Operations-Non-GAAP Financial Measures.”
2022 Financial Highlights
•On February 1, 2022, we acquired The Athletic Media Company and have included its results in our Consolidated Financial Statements beginning February 1, 2022.
•Operating profit decreased 24.6% to $202.0 million in 2022 from $268.0 million in 2021. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) increased 3.7% to $347.9 million in 2022 from $335.4 million in 2021. Operating profit margin (operating profit expressed as a percentage of revenues) decreased to 8.7% in 2022, compared with 12.9% in 2021. Adjusted operating profit margin (adjusted operating profit expressed as a percentage of revenues) decreased to 15.1% in 2022, compared with 16.2% in 2021.
•Total revenues increased 11.3% to $2.31 billion in 2022 from $2.07 billion in 2021.
•Total subscription revenues increased 14.0% to $1.55 billion in 2022 from $1.36 billion in 2021. Digital-only subscription revenues increased 26.5% to $978.6 million in 2022 from $773.9 million in 2021. Paid digital-only subscribers totaled approximately 8.83 million with approximately 10.26 million paid digital-only subscriptions at the end of 2022, a net increase of 1.01 million digital-only subscribers and 1.10 million digital-only subscriptions compared with the end of 2021. The year-over-year net increase in digital-only subscribers and subscriptions excludes approximately 1.03 million subscribers and 1.16 million subscriptions, respectively, that were added as a result of the acquisition of The Athletic in the first quarter of 2022.
•Total advertising revenues increased 5.2% to $523.3 million in 2022 from $497.5 million in 2021, due to an increase of 8.4% in print advertising revenues and an increase of 3.2% in digital advertising revenues.
•Operating costs increased 13.8% to $2.05 billion in 2022 from $1.80 billion in 2021. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 12.7% to $1.96 billion in 2022 from $1.74 billion in 2021.
•Operating costs that we refer to as “technology costs,” consisting of product development costs as well as components of costs of revenues and general and administrative costs as described below, increased 24.5% to $377.2 million in 2022 from $302.9 million in 2021.
•Diluted earnings per share from continuing operations were $1.04 and $1.31 for 2022 and 2021, respectively. Diluted earnings per share from continuing operations excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $1.32 and $1.28 for 2022 and 2021, respectively.
THE NEW YORK TIMES COMPANY – P. 29

Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. Our competitors include content providers and distributors, as well as news aggregators, search engines and social media platforms. Competition among these companies is robust, and new competitors can quickly emerge. We have designed our strategy to take advantage of both the challenges and opportunities presented by this period of transformation in our industry.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic, public health and geopolitical conditions. These include economic weakness, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations (including for unionized employees); inflation; supply chain disruptions; rising interest rates; the continued effects of the Covid-19 pandemic; and political and sociopolitical uncertainties and conflicts (including the war in Ukraine). These factors may result in declines and/or volatility in our results.
Although we did not see a significant impact from inflation on our financial results in 2022, if inflation remains at current levels, or increases, for an extended period, our employee-related costs are likely to increase. Our printing and distribution costs have been impacted and may be further impacted by inflation and higher costs, including those associated with raw materials, delivery costs and/or utilities.
We actively monitor industry trends, economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors.”
Liquidity
On February 1, 2022, we used approximately $550 million of our cash and cash equivalents to fund the acquisition of The Athletic Media Company. Throughout 2022, we returned capital to shareholders through dividends and share repurchases and continued to manage our pension liability as discussed below. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of approximately $486 million and was debt-free.
Capital Return
The Company aims to return at least 50% of free cash flow to stockholders in the form of dividends and share repurchases over the next three to five years, an increase from the target initially announced in June 2022.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2023, the Board of Directors approved a quarterly dividend of $0.11 per share, an increase of $0.02 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A share repurchase program. Through February 21, 2023, we repurchased 3,727,594 shares for approximately $127.2 million (excluding commissions) and approximately $22.8 million remained under this authorization. In February 2023, in addition to the amount remaining under the 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of February 21, 2023, there have been no repurchases under the 2023 $250.0 million authorization.
Managing Pension Liability
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
P. 30 – THE NEW YORK TIMES COMPANY

As of December 31, 2022, our qualified pension plans had plan assets that were approximately $70 million above the present value of future benefits obligations, compared with approximately $74 million as of December 26, 2021. We made contributions of approximately $11 million and $10 million to certain qualified pension plans in 2022 and 2021, respectively. We expect to make contributions in 2023 to satisfy minimum funding requirements of approximately $11 million. We will continue to look for ways to reduce the size and volatility of our pension obligations.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have an impact on our reported financial results. We expect to continue to experience volatility in our retirement-related costs, particularly due to the impact of changing discount rates and mortality assumptions on our unfunded, non-qualified pension plans and retiree medical costs. We may also incur additional withdrawal obligations related to multiemployer plans in which we participate as well as multiemployer plans from which we previously withdrew.
THE NEW YORK TIMES COMPANY – P. 31

RESULTS OF OPERATIONS
Overview
Fiscal year 2022 was comprised of 52 weeks and an additional six days, and fiscal year 2021 was comprised of 52 weeks. The following table presents our consolidated financial results:

	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Revenues
Digital	$978,574	$773,882	26.5
Print	573,788	588,233	(2.5)
Subscription revenues	1,552,362	1,362,115	14.0
Digital	318,440	308,616	3.2
Print	204,848	188,920	8.4
Advertising revenues	523,288	497,536	5.2
Other	232,671	215,226	8.1
Total revenues	2,308,321	2,074,877	11.3
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,208,933	1,039,568	16.3
Sales and marketing	267,553	294,947	(9.3)
Product development	204,185	160,871	26.9
General and administrative	289,259	250,124	15.6
Depreciation and amortization	82,654	57,502	43.7
Total operating costs	2,052,584	1,803,012	13.8
Acquisition-related costs	34,712	—	*
Multiemployer pension plan liability adjustment	14,989	—	*
Impairment charge	4,069	—	*
Lease termination charge	—	3,831	*
Operating profit	201,967	268,034	(24.6)
Other components of net periodic benefit costs	6,659	10,478	(36.4)
Interest income and other, net	40,691	32,945	23.5
Income from continuing operations before income taxes	235,999	290,501	(18.8)
Income tax expense	62,094	70,530	(12.0)
Net income attributable to The New York Times Company common stockholders	$173,905	$219,971	(20.9)
* Represents a change equal to or in excess of 100% or one that is not meaningful.

P. 32 – THE NEW YORK TIMES COMPANY

Revenues
Subscription, advertising and other revenues were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Subscription	$1,552,362	$1,362,115	14.0
Advertising	523,288	497,536	5.2
Other	232,671	215,226	8.1
Total	$2,308,321	$2,074,877	11.3
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Cooking, Games, Audm and Wirecutter products), and single-copy and bulk sales of our print products (which represent less than 5% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
Subscription revenues increased 14.0% in 2022 compared with 2021. The increase was primarily due to the large number of subscribers whose introductory promotional subscriptions have graduated to higher prices, growth in the number of subscribers to the Company’s digital-only products, the inclusion of subscription revenue from The Athletic and the impact of the additional six days in the year. The increases in digital-only subscription revenue were partially offset by a decrease in print subscription revenue. This decrease in 2022 compared with 2021 was primarily attributable to declines in domestic home delivery revenue and single-copy sales of 2.2% and 4.7%, respectively, driven by secular trends, partially offset by an increase in home delivery subscription prices and the impact of the additional six days. There is no print subscription revenue generated from The Athletic.
The Company ended 2022 with approximately 9.55 million paid subscribers with approximately 10.98 million paid subscriptions across its print and digital products. Of the 9.55 million subscribers, approximately 8.83 million were paid digital-only subscribers with approximately 10.26 million paid digital-only subscriptions.
There was a net increase of 1,010,000 digital-only subscribers and 1,100,000 digital-only subscriptions at the end of 2022 compared with the end of 2021. The year-over-year result excludes approximately 1,029,000 subscribers and 1,161,000 subscriptions that were added as a result of the acquisition of The Athletic in the first quarter of 2022.
Print domestic home delivery subscribers totaled approximately 730,000 with 720,000 print subscriptions at the end of 2022, a net decrease of 70,000 subscribers and 70,000 subscriptions compared with the end of 2021. The year-over-year decrease is a result of secular declines.
THE NEW YORK TIMES COMPANY – P. 33

The following table summarizes digital and print subscription revenues for the years ended December 31, 2022, and December 26, 2021:

	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Digital-only subscription revenues(1)	$978,574	$773,882	26.5
Print subscription revenues
Domestic home delivery subscription revenues(2)	517,395	529,039	(2.2)
Single-copy, NYT International and other subscription revenues(3)	56,393	59,194	(4.7)
Subtotal print subscription revenues	573,788	588,233	(2.5)
Total subscription revenues	$1,552,362	$1,362,115	14.0
(1) Includes revenue from digital-only bundled and standalone subscriptions to our news product, as well as The Athletic and our Cooking, Games, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to our digital news product, as well as The Athletic and our Cooking, Games and Wirecutter products.
(3) NYT International is the international edition of our print newspaper.
We began reporting the number of subscribers and certain supplementary subscriber supplementary metrics with our first quarter 2022 results. While we are moving toward an emphasis on individual subscriber growth rather than growth of total subscriptions, we are reporting on the number of subscriptions at least through 2022.
We offer a digital subscription package (or “bundle”) that includes access to our digital news product, as well as The Athletic and our Cooking, Games and Wirecutter products. We also offer standalone digital subscriptions to our digital news product, as well as to The Athletic, and our Cooking, Games, Audm and Wirecutter products. The Company has set out below the number of digital-only, print and total subscribers to the Company’s products as well as certain additional metrics, including average revenue per subscriber. A digital-only subscriber is defined as a subscriber who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s digital products.
Beginning with the second quarter of 2022, the Company has updated its rounding methodology for subscribers (including net subscriber additions), subscriptions (including net subscription additions) and subscriber-related metrics (other than ARPU) and rounds to the nearest ten thousand instead of the nearest thousand as it had previously been presenting.
P. 34 – THE NEW YORK TIMES COMPANY

The following table summarizes digital and print subscribers as of the end of the five most recent fiscal quarters:

	December 31, 2022	September 25, 2022	June 26, 2022	March 27, 2022	December 26, 2021
Digital-only subscribers (1)	8,830	8,590	8,410	8,230	6,783
Print subscribers(2)	730	740	760	780	795
Total subscribers (3)	9,550	9,330	9,170	9,010	7,578
(1) Subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Cooking, Games and Wirecutter products. Subscribers with a paid domestic home-delivery print subscription to The New York Times are excluded. The number of digital-only subscribers includes group corporate and group education subscriptions (which collectively represented approximately 5% of paid digital-only subscribers as of the fourth quarter of 2022). The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

(2) Subscribers with a paid domestic home delivery or mail print subscription to The New York Times, which also includes access to our digital news product, as well as The Athletic and our Cooking, Games and Wirecutter products, or a paid print subscription to our Book Review or Large Type Weekly products. Book Review, Mail and Large Type Weekly subscribers are included in the count of subscribers but not subscriptions.

(3) The sum of individual metrics may not always equal total amounts indicated due to rounding.
The following table summarizes supplementary subscriber metrics as of the end of the five most recent fiscal quarters:

	December 31, 2022	September 25, 2022	June 26, 2022	March 27, 2022	December 26, 2021
Digital-only subscriber ARPU(1)	$8.93	$8.87	$8.83	$9.13	$9.60
Digital-only bundle and multiproduct subscribers(2)	2,500	2,130	1,980	1,835	1,607
Digital-only subscribers with News(3)	6,370	6,210	6,140	6,101	5,826
Digital-only subscribers with The Athletic(4)	2,680	2,290	1,690	1,216	—
(1) “Digital-only subscriber Average Revenue per User” or “Digital-only subscriber ARPU” is calculated by dividing the average monthly digital subscription revenue (calculated by dividing digital subscription revenue in the quarter by 3.25 to reflect a 28-day billing cycle) in the measurement period by the average number of digital subscribers during the period.

(2) Subscribers with a digital bundle or paid digital-only subscriptions that includes access to two or more of the Company’s products, including through separate standalone subscriptions.
(3) Subscribers with a paid digital-only subscription that includes the ability to access the Company’s digital news product.
(4) Subscribers with a paid digital-only subscription that includes the ability to access The Athletic.
The following table summarizes digital and print subscriptions as of the end of the five most recent fiscal quarters:

	December 31, 2022	September 25, 2022	June 26, 2022	March 27, 2022	December 26, 2021
Digital-only subscriptions(1)	10,260	10,020	9,810	9,579	8,005
Print subscriptions(2)	720	730	750	770	784
Total subscriptions(3)	10,980	10,750	10,560	10,349	8,789
(1) Paid digital-only subscriptions to our news product, as well as The Athletic and our Cooking, Games, Audm and Wirecutter products. Standalone subscriptions to these products are counted separately and bundle subscriptions are counted as one subscription. The number of paid digital-only subscriptions includes group corporate and group education subscriptions (which collectively represented approximately 4% of paid digital-only subscriptions as of the fourth quarter of 2022). The number of group subscriptions is derived using the value of the relevant contract and a discounted subscription rate.

(2) Paid domestic home-delivery print subscriptions to The New York Times, which also include access to our digital news product, as well as The Athletic and our Cooking, Games and Wirecutter products. Excludes subscriptions to our Book Review or Large Type Weekly products and subscriptions to The New York Times that are delivered by mail.

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
2022
0.7
8.8
9.6

(1) Amounts may not add due to rounding.
(2) Includes access to some of our digital products.
(3) Includes Book Review, Mail and Large Type Weekly subscribers.
(4) Print Other includes single-copy, NYT International and other subscription revenues.
P. 36 – THE NEW YORK TIMES COMPANY

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video ads, and in print in the form of column-inch ads.
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
The New York Times Group has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising, podcast, email and video advertisements. There was no significant other digital advertising revenue generated from The Athletic in 2022.
Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic.
The following table summarizes digital and print advertising revenues for the years ended December 31, 2022, and December 26, 2021:

	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Advertising revenues
Digital	$318,440	$308,616	3.2%
Print	204,848	188,920	8.4%
Total advertising	$523,288	$497,536	5.2%
Digital advertising revenues, which represented 60.9% of total advertising revenues in 2022, increased $9.8 million, or 3.2%, to $318.4 million, compared with $308.6 million in 2021. The increase was primarily driven by higher direct-sold advertising at The New York Times Group, the addition of $12.0 million in advertising revenue from The Athletic, and the impact of the additional six days, which more than offset declines in revenue from fewer programmatic advertising impressions; in addition, we believe the macroeconomic environment adversely impacted advertising spend. Core digital advertising revenue increased $29.0 million, which includes $12.0 million from The Athletic, due to growth in direct-sold display advertising revenue and podcast advertising revenues as well as the impact of the additional six days in the year. Direct-sold display impressions increased 33%, while the average rate decreased 16%. Other digital advertising revenue decreased $19.2 million, primarily due to a 19.8% decrease in open-market programmatic advertising revenue, as well as a 28.7% decrease in creative services fees. Programmatic impressions decreased by 26%, while the average rate increased 8%.
Print advertising revenues, which represented 39.1% of total advertising revenues in 2022, increased $15.9 million, or 8.4%, to $204.8 million in 2022 compared with $188.9 million in 2021. The increase was primarily in the entertainment and luxury categories, which were more severely impacted by the effects of the Covid-19 pandemic in 2021. The increase was partially offset by secular trends and in addition we believe the macroeconomic environment adversely impacted advertising spend.
THE NEW YORK TIMES COMPANY – P. 37

Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, our live events business, our student subscription sponsorship program, and television and film. Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue, digital licensing revenue, and television and film revenue, totaled $114.6 million and $111.4 million in 2022 and 2021, respectively. Building rental revenue consists of revenue from the leasing of floors in our Company Headquarters, which totaled $28.5 million and $22.9 million in 2022 and 2021, respectively.
Other revenues increased 8.1% in 2022 compared with 2021, primarily as a result of higher Wirecutter affiliate referral revenues mainly due to Wirecutter’s presence on our core news website (NYTimes.com) homepage for the full year, resulting in increased views, higher revenue from our live events business mainly due to an increase in the number of in-person events, higher commercial printing revenue as we began printing several News Corporation publications in mid-2021 and several other publications in 2022 in our College Point, N.Y., printing and distribution facility, and the impact of the additional six days in the year. These increases were partially offset by lower television series revenues as a result of fewer episodes in 2022 compared to 2021.

P. 38 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Operating costs:
Cost of revenue (excluding depreciation and amortization)(1)	$1,208,933	$1,039,568	16.3
Sales and marketing	267,553	294,947	(9.3)
Product development(1)	204,185	160,871	26.9
General and administrative(1)	289,259	250,124	15.6
Depreciation and amortization(2)	82,654	57,502	43.7
Total operating costs	$2,052,584	$1,803,012	13.8
(1) Technology costs, which include product development costs and certain components of cost of revenue and general and administrative costs as described below, increased 24.5% to $377.2 million in 2022 from $302.9 million in 2021.

(2) Includes amortization of intangible assets related to our acquisitions of approximately $25 million for 2022.
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 31, 2022	December 26, 2021
	(52 weeks and six days)	(52 weeks)
Components of operating costs as a percentage of total operating costs
Cost of revenue (excluding depreciation and amortization)	59%	58%
Sales and marketing	13%	16%
Product development	10%	9%
General and administrative	14%	14%
Depreciation and amortization	4%	3%
Total	100%	100%
THE NEW YORK TIMES COMPANY – P. 39

The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 31, 2022	December 26, 2021
	(52 weeks and six days)	(52 weeks)
Components of operating costs as a percentage of total revenues
Cost of revenue (excluding depreciation and amortization)	52%	50%
Sales and marketing	12%	14%
Product development	9%	8%
General and administrative	13%	12%
Depreciation and amortization	4%	3%
Total	90%	87%
P. 40 – THE NEW YORK TIMES COMPANY

Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing and print production and distribution, as well as infrastructure costs related to delivering digital content that include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain that infrastructure.
Cost of revenue increased in 2022 by $169.4 million, or 16.3%, compared with 2021, largely due to higher journalism costs of $112.6 million, higher subscriber servicing costs of $23.3 million, higher print production and distribution costs of $17.7 million, higher digital content delivery costs of $12.8 million, and higher advertising service costs of $2.9 million. The increase in journalism costs was largely driven by the inclusion of $64.5 million in journalism costs from The Athletic, as well as growth in the number of employees who work in The New York Times Group newsroom and on our Cooking, Games, audio and Wirecutter products. The increase in subscriber servicing costs was primarily due to the inclusion of $7.6 million in subscriber servicing costs from The Athletic, and higher credit card processing fees and third-party commissions due to increased subscriptions. The increase in print production and distribution costs was largely due to an increase in newsprint pricing and fuel costs which were impacted by inflation and increased commercial printing activity. The increase in digital content delivery costs was primarily due to higher cloud-related costs for The New York Times Group, the inclusion of $1.3 million in digital content delivery costs from The Athletic, and higher compensation and benefits. Advertising servicing costs increased primarily due to an increase in live events. Technology costs in cost of revenue, which include costs related to content delivery and subscriber technology, increased 21.2% to $106.3 million compared with $87.7 million in 2021 due to the growth in the number of employees and increases in cloud-related costs.
Sales and Marketing
Sales and marketing includes costs related to the Company’s marketing efforts as well as advertising sales costs.
Sales and marketing costs decreased in 2022 by $27.4 million, or 9.3%, compared with 2021, primarily due to lower media expenses, offset by the inclusion of $23.6 million in sales and marketing costs from The Athletic in 2022.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased to $134.1 million in 2022 from $187.3 million in 2021. The decrease was the result of lower brand marketing expenses at The New York Times Group, partially offset by the inclusion media expenses from The Athletic of $15.3 million in 2022.
Product Development
Product development includes costs associated with the Company’s investment into developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs increased in 2022 by $43.3 million, or 26.9%, compared with 2021, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives and the inclusion of product development costs from The Athletic of $15.0 million in 2022.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs increased in 2022 by $39.1 million, or 15.6%, compared with 2021, primarily as a result of growth in the number of employees, the inclusion of $ 9.6 million in general and administrative costs from The Athletic and higher building operations and maintenance costs related to employees returning to the office. Technology costs in general and administrative costs, which include costs related to technology and information security, increased 23.1% to $66.8 million compared with $54.3 million in 2021.
Depreciation and Amortization
Depreciation and amortization costs increased $25.2 million, or 43.7%, in 2022 compared with 2021. The increase is due to The Athletic’s intangible assets amortization of approximately in 2022, and higher equipment depreciation, partially offset by lower depreciation from software assets.
THE NEW YORK TIMES COMPANY – P. 41

Segment Information
We acquired The Athletic Media Company on, and the results of The Athletic have been included in our Consolidated Financial Statements beginning, February 1, 2022. Beginning in the first quarter of 2022, we have two reportable segments: The New York Times Group and The Athletic. Management, including our President and Chief Executive Officer (who is our Chief Operating Decision Maker), uses adjusted operating profit by segment (as defined below) in assessing performance and allocating resources. We include in our presentation revenues and adjusted operating costs (as defined below) to arrive at adjusted operating profit by segment. See “Non-GAAP Financial Measures” below for more information on adjusted operating costs and adjusted operating profit.
Subscription revenue from our multi-product digital subscription package (or “bundle”) is allocated to The New York Times Group and The Athletic. We allocate revenue first to our digital news product based on its list price and then the remaining bundle revenue is allocated to the other products in the bundle, including The Athletic, based on their relative list price. The direct variable expenses associated with the bundle, which include credit card fees, third-party fees and sales taxes, are allocated to The New York Times Group and The Athletic based on a historical actual percentage of these costs to bundle revenue.

	Years Ended		% Change
(in thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)(1)	(52 weeks)
Revenues
The New York Times Group	$2,222,589	$2,074,877	7.1%
The Athletic	85,732	—	*
Total revenues	$2,308,321	$2,074,877	11.3%
Adjusted operating costs
The New York Times Group	$1,838,784	$1,739,478	5.7%
The Athletic	121,606	—	*
Total adjusted operating costs	$1,960,390	$1,739,478	12.7%
Adjusted operating profit
The New York Times Group	$383,805	$335,399	14.4%
The Athletic	(35,874)	—	*
Total adjusted operating profit	$347,931	$335,399	3.7%
Adjusted operating profit margin % - New York Times Group	17.3%	16.2%	110 bps
(1) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.
P. 42 – THE NEW YORK TIMES COMPANY

Revenues detail by segment
	Years Ended		% Change
(in thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)(1)	(52 weeks)
The New York Times Group
Subscription	$1,479,209	$1,362,115	8.6%
Advertising	511,320	497,536	2.8%
Other	232,060	215,226	7.8%
Total	$2,222,589	$2,074,877	7.1%
The Athletic
Subscription	$73,153	$—	*
Advertising	11,968	—	*
Other	611	—	*
Total	$85,732	$—	*
The New York Times Company
Subscription	$1,552,362	$1,362,115	14.0%
Advertising	523,288	497,536	5.2%
Other	232,671	215,226	8.1%
Total	$2,308,321	$2,074,877	11.3%
(1) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.
THE NEW YORK TIMES COMPANY – P. 43

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) detail by segment
	Years Ended		% Change
(in thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)(3)	(52 weeks)
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$1,135,518	$1,039,568	9.2%
Sales and marketing	243,936	294,947	(17.3)%
Product development	189,027	160,871	17.5%
Adjusted general and administrative(1)	270,303	244,092	10.7%
Total	$1,838,784	$1,739,478	5.7%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$73,415	$—	*
Sales and marketing	23,617	—	*
Product development	15,158	—	*
Adjusted general and administrative(2)	9,416	—	*
Total	$121,606	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$1,208,933	$1,039,568	16.3%
Sales and marketing	267,553	294,947	(9.3)%
Product development	204,185	160,871	26.9%
Adjusted general and administrative	279,719	244,092	14.6%
Total	$1,960,390	$1,739,478	12.7%
(1) Excludes severance of $4.7 million for the 12 months of 2022 and multiemployer pension withdrawal costs of $4.9 million for the 12 months of 2022. Excludes severance of $0.9 million for the 12 months of 2021 and multiemployer pension withdrawal costs of $5.2 million for the 12 months of 2021.

(2) Excludes $0.2 million of severance for the 12 months of 2022.
(3) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.
The New York Times Group
The New York Times Group revenues increased in 2022 by $147.7 million, or 7.1%, compared with 2021. Subscription revenues increased by $117.1 million, or 8.6%, compared with 2021, primarily due to growth in subscription revenues from digital-only products. Advertising revenues increased by $13.8 million, or 2.8%, compared with 2021, primarily due to growth in print advertising.
The New York Times Group adjusted operating costs increased in 2022 by $99.3 million, or 5.7%, compared with 2021, primarily related to growth in the number of employees, partially offset by lower media expenses.
The New York Times Group adjusted operating profit increased in 2022 by $48.4 million, or 14.4%, compared with 2021, as higher revenues and the impact of the additional six days in the year more than offset higher costs.

P. 44 – THE NEW YORK TIMES COMPANY

The Athletic
The Athletic revenues totaled $85.7 million in 2022 (from February 1, 2022), primarily from subscription revenues.
The Athletic adjusted operating costs totaled $121.6 million in 2022 (from February 1, 2022) largely from cost of revenue, which was primarily related to journalism costs.
The Athletic adjusted operating loss totaled $35.9 million in 2022 (from February 1, 2022).
Other Items
See Note 7 of the Notes to the Consolidated Financial Statements for more information regarding other items.
NON-OPERATING AND NON-GAAP ITEMS
Interest Income and Other, Net
See Note 7 of the Notes to the Consolidated Financial Statements for information regarding interest income and other.
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
Non-GAAP Financial Measures
We have included in this report certain supplemental financial information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Specifically, we have referred to the following non-GAAP financial measures in this report:
•diluted earnings per share from continuing operations excluding amortization of acquired intangible assets, severance, non-operating retirement costs and the impact of special items (or adjusted diluted earnings per share from continuing operations);
•operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit, and as a percentage of revenues, adjusted operating profit margin);
•operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs); and
•free cash flow (defined as net cash provided by operating activities less capital expenditures).
The special items in 2022 consisted of:
•a $22.1 million charge ($16.2 million or $0.10 per share after tax) in connection with the Company’s withdrawal from a multiemployer pension plan;
•a $4.1 million charge ($3.0 million or $0.02 per share after tax) related to an impairment of an indefinite-lived intangible asset;
•a $7.1 million gain ($5.2 million or $0.03 per share after tax) related to a multiemployer pension liability adjustment;
•a $34.2 million gain ($24.9 million or $0.15 per share after tax) related to an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y. The gain is included in Interest income and other, net in our Consolidated Statements of Operations; and
•a $34.7 million of pre-tax costs ($25.4 million or $0.15 per share after tax) related to the acquisition
THE NEW YORK TIMES COMPANY – P. 45

of The Athletic Media Company. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic Media Company stock options, and legal, accounting, financial advisory and integration planning expenses.
The special items in 2021 consisted of:
•a $27.2 million gain ($19.8 million after tax or $0.12 per share) related to a non-marketable equity investment transaction. The gain consists of a $15.2 million realized gain due to the partial sale of the investment and an $11.9 million unrealized gain due to the mark to market of the remaining investment, and is included in Interest income and other, net in our Consolidated Statements of Operations; and
•a $3.8 million charge ($2.8 million or $0.02 per share after tax) resulting from the termination of a tenant’s lease in the Company Headquarters.
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
Beginning with the fourth quarter of 2022, the Company has updated its definition of adjusted diluted earnings per share from continuing operations to exclude amortization of acquired intangible assets in addition to previously excluded severance, non-operating retirement costs and special items. Excluding amortization of acquired intangible assets to arrive at adjusted diluted earnings per share allows for comparability between periods of the Company’s operating performance.
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
Excluded from our non-GAAP financial measures are non-operating retirement costs that are primarily tied to financial market performance and changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share from continuing operations excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share from continuing operations and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
The Company considers free cash flow, which is defined as net cash provided by operating activities less capital expenditures, to provide useful information to management and investors about the amount of cash that is available to be used to strengthen the Company’s balance sheet and for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, dividend payouts and repurchasing stock. See “Liquidity and Capital Resources — Free Cash Flow” below for more information and a reconciliation of free cash flow to net cash provided by operating activities.
P. 46 – THE NEW YORK TIMES COMPANY

Reconciliations of non-GAAP financial measures from, respectively, diluted earnings per share from continuing operations, operating profit and operating costs, the most directly comparable GAAP items, as well as details on the components of non-operating retirement costs, are set out in the tables below.
In addition, the Company has adopted a change to its fiscal calendar and as a result, its 2022 fourth quarter and fiscal year included an additional six days compared with 2021. Included below is the estimated impact of the additional six days on fiscal year revenue. Management believes that estimating the impact of the additional six days on the Company’s operating costs and operating profit presents challenges and, therefore, no such estimate is made with respect to these items.

Reconciliation of diluted earnings per share from continuing operations excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (or adjusted diluted earnings per share from continuing operations)

	Years Ended		% Change
	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Diluted earnings per share from continuing operations	$1.04	$1.31	(20.6)%
Add:
Amortization of acquired intangible assets	0.16	0.01	*
Severance	0.03	0.01	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.03	0.03	—
Other components of net periodic benefit costs	0.04	0.06	(33.3)%
Special items:
Acquisition-related costs	0.21	—	*
Gain from non-marketable equity security	—	(0.16)	*
Impairment charge	0.02	—	*
Lease termination charge	—	0.02	*
Gain on the sale of land	(0.20)	—	*
Multiemployer pension plan liability adjustment (1)	0.09	—	*
Income tax expense/(benefit) of adjustments	(0.10)	0.01	*
Adjusted diluted earnings per share from continuing operations (2)(3)	$1.32	$1.28	3.1%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
(1) Twelve months ended December 31, 2022, includes a loss of $0.13 related to an estimated charge for a withdrawal from a multiemployer pension plan, partially offset by a gain of $0.04 resulting from a multiemployer pension liability adjustment.
(2) Amounts may not add due to rounding.
(3) Recast to conform 2021 periods to the updated definition of adjusted diluted earnings per share.

THE NEW YORK TIMES COMPANY – P. 47

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin
	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Operating profit	$201,967	$268,034	(24.6)%
Add:
Depreciation and amortization	82,654	57,502	43.7%
Severance	4,669	882	*
Multiemployer pension plan withdrawal costs	4,871	5,150	(5.4)%
Special items:
Acquisition-related costs	34,712	—	*
Impairment charge	4,069	—	*
Lease termination charge	—	3,831	*
Multiemployer pension plan liability adjustment	14,989	—	*
Adjusted operating profit	$347,931	$335,399	3.7%
Divided by:
Revenue	2,308,321	2,074,877	11.3%
Operating profit margin	8.7%	12.9%	(420) bps
Adjusted operating profit margin	15.1%	16.2%	(110) bps
* Represents a change equal to or in excess of 100% or one that is not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)
	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)	(52 weeks)
Operating costs	$2,052,584	$1,803,012	13.8%
Less:
Depreciation and amortization	82,654	57,502	43.7%
Severance	4,669	882	*
Multiemployer pension plan withdrawal costs	4,871	5,150	(5.4)%
Adjusted operating costs	$1,960,390	$1,739,478	12.7%
P. 48 – THE NEW YORK TIMES COMPANY

Reconciliation of revenues excluding the estimated impact of the additional six days in 2022
	Years Ended				% Change
	December 31, 2022 As Reported	Additional Six Days	December 31, 2022 Adjusted	December 26, 2021	2022 vs. 2021
Digital subscription revenue	$978,574	$(16,981)	$961,593	$773,882	24.3%
Print subscription revenue	573,788	(5,120)	568,668	588,233	(3.3)%
Total subscription revenue	1,552,362	(22,101)	1,530,261	1,362,115	12.3%

Digital advertising revenue	318,440	(5,398)	313,042	308,616	1.4%
Print advertising revenue	204,848	(1,267)	203,581	188,920	7.8%
Total advertising revenues	523,288	(6,665)	516,623	497,536	3.8%

Other revenue	232,671	(1,743)	230,928	215,226	7.3%
Total revenues	$2,308,321	$(30,509)	$2,277,812	$2,074,877	9.8%
THE NEW YORK TIMES COMPANY – P. 49

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position:
Financial Position Summary

	Years Ended		% Change
(In thousands, except ratios)	December 31, 2022	December 26, 2021	2022 vs. 2021
Cash and cash equivalents	$221,385	$319,973	(30.8)
Marketable securities	264,889	754,455	(64.9)
Total cash and cash equivalents and marketable securities (1)	486,274	1,074,428	(54.7)
Total New York Times Company stockholders’ equity	1,597,967	1,538,720	3.9
Ratios:
Current assets to current liabilities	1.15	1.70
(1) Approximately $550.0 million of cash and marketable securities were used in February 2022 to fund the purchase price of The Athletic Media Company (refer to commentary below).
Our primary sources of cash from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided about 67% and 23%, respectively, of total revenues in 2022. The remaining cash inflows were primarily from other revenue sources such as licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, our live events business, our student subscription sponsorship program, and television and film.
Our primary uses of cash from operations were for consideration paid for the acquisition of The Athletic Media Company in February 2022, employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months and beyond.
As of December 31, 2022, we had cash and cash equivalents and marketable securities of $486.3 million and approximately $350 million in available borrowings, and no amounts were outstanding under the Credit Facility. Our cash and cash equivalents and marketable securities balances decreased in 2022, primarily due to consideration paid for the acquisition of The Athletic Media Company, cash used for shares repurchases, dividend payments and capital expenditures, partially offset by cash proceeds from operating activities. Approximately $550.0 million of cash and marketable securities were used in February 2022 to fund the purchase price of The Athletic Media Company (see Note 5 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition).
We have paid quarterly dividends on the Class A and Class B Common Stock since late 2013. In February 2023, the Board of Directors approved a quarterly dividend of $0.11 per share, an increase of $0.02 per share from the previous quarter (see Note 19 of the Notes to the Consolidated Financial Statements for additional information). We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A share repurchase program. Through February 21, 2023, repurchases under that program totaled approximately $127.2 million (excluding commissions) and approximately $22.8 million remained. In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the 2022 authorization. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of February 21, 2023, there have been no repurchases under the 2023 $250.0 million authorization.
P. 50 – THE NEW YORK TIMES COMPANY

During 2022, we made contributions of $11.2 million to certain qualified pension plans funded by cash on hand. As of December 31, 2022, our qualified pension plans had plan assets that were $69.5 million above the present value of future benefits obligations, a decrease of $4.8 million from $74.3 million as of December 26, 2021. We expect contributions made to satisfy minimum funding requirements to total approximately $11 million in 2023.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. In 2022, our cash from operations decreased by approximately $60 million and our net deferred tax assets increased by a similar amount as a result of this legislation. In 2023, we expect a negative impact on our cash from operations of approximately $45 million. The actual impact on fiscal 2023 cash from operations will depend on the amount of research and development costs we incur.
The Inflation Reduction Act of 2022 was signed into law in August 2022. We do not expect the tax-related provisions of this legislation to have a material impact on our consolidated financial statements.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
Operating activities	$150,687	$269,098	(44.0)
Investing activities	$(73,561)	$(180,807)	(59.3)
Financing activities	$(174,306)	$(54,947)	217.2
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, retirement and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities decreased in 2022 compared with 2021 due to higher cash payments for incentive compensation, higher cash tax payments due to a provision in the Tax Cuts and Jobs Act deferring the deduction for research and development expenditures, a payment related to the acceleration of The Athletic Media Company stock options in connection with the acquisition, lower net income and an increase in prepaid expenses, partially offset by higher cash collections from accounts receivable.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in 2022 was primarily related to $515.6 million in consideration paid for acquisitions, net of cash acquired, and $37.0 million in capital expenditures payments, partially offset by $478.3 million net maturities of marketable securities.
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
Net cash used in financing activities in 2022 was primarily related to share repurchases of $105.1 million (excluding commissions), dividend payments of $56.8 million and share-based compensation tax withholding payments of $9.9 million.
THE NEW YORK TIMES COMPANY – P. 51

See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Free Cash Flow
Free cash flow is a non-GAAP financial measure defined as net cash provided by operating activities, less capital expenditures. The Company considers free cash flow to provide useful information to management and investors about the amount of cash that is available to be used to strengthen the Company’s balance sheet and for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, dividend payouts and repurchasing stock. In addition, management uses free cash flow to set targets for return of capital to stockholders in the form of dividends and share repurchases.
The Company aims to return at least 50% of free cash flow to stockholders in the form of dividends and share repurchases over the next three to five years, an increase from the target initially announced in June 2022.
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Years Ended
(In thousands)	December 31, 2022	December 26, 2021
Net cash provided by operating activities	$150,687	$269,098
Less: Capital expenditures	(36,961)	(34,637)
Free cash flow	$113,726	$234,461
Restricted Cash
We were required to maintain $13.8 million of restricted cash as of December 31, 2022, and $14.3 million as of December 26, 2021, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $36 million and $35 million in 2022 and 2021, respectively. The increase in capital expenditures in 2022 was primarily driven by higher expenditures to enhance technologies that support our transition to hybrid work with employees working both from the office and remotely and higher expenditures related to improvements at our College Point, N.Y., printing and distribution facility, partially offset by lower expenditures for improvements in our Company Headquarters. The expenditures in 2021 and 2022 were intended to address growth in the number of employees and support hybrid work. The cash payments related to the capital expenditures totaled approximately $37 million and $35 million in 2022 and 2021, respectively, due to the timing of the payments. In 2023, we expect capital expenditures of approximately $50 million, which will be funded from cash on hand. The capital expenditures will be primarily driven by improvements in our Company Headquarters, investments in technology to support our strategic initiatives and expenditures related to our College Point, N.Y., printing and distribution facility.
Acquisition of The Athletic Media Company
On February 1, 2022, we completed the acquisition of The Athletic Media Company, a global digital subscription-based sports media business that provides national and local coverage of clubs and teams in the United States and around the world, for an all-cash purchase price of $550.0 million, subject to customary closing adjustments (see Note 5 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition). The purchase price was funded from cash on hand.
Third-Party Financing
On July 27, 2022, we entered into a $350.0 million five-year unsecured Credit Facility that amended and restated a prior facility. Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 31, 2022, there was approximately $0.6 million in outstanding letters of credit and the remaining committed amount remains available. As of December 31, 2022, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit
P. 52 – THE NEW YORK TIMES COMPANY

Facility. See Note 7 of the Notes to the Consolidated Financial Statements for information regarding the Credit Facility.
Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 31, 2022. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2023	2024-2025	2026-2027	Later Years
Operating leases(1)	$83,083	$12,424	$21,028	$16,306	$33,325
Benefit plans(2)	314,766	41,559	81,942	79,375	111,890
Total	$397,849	$53,983	$102,970	$95,681	$145,215
(1)See Note 17 of the Notes to the Consolidated Financial Statements for additional information related to our operating leases.
(2)The Company’s general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations and Guild contracts. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2027-2032. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans’ investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2032, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.
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
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The fair value of deferred compensation was $14.6 million as of December 31, 2022. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on Other Liabilities — Other.
Our liability for uncertain tax positions was approximately $7 million, including approximately $2 million of accrued interest as of December 31, 2022. Until formal resolutions are reached between us and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
The contingent consideration represents contingent payments in connection with the acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. The contingent consideration balance of $5.3 million as of December 31, 2022, is included in Accrued expenses and other, for the current portion of the liability, and Other Liabilities — Other, for the long-term portion of the liability, in our Consolidated Balance Sheets. See Note 8 of the Notes to the Consolidated Financial Statements for more information.
THE NEW YORK TIMES COMPANY – P. 53

We have a contract through the end of 2025 with Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a major paper supplier, to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm’s length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
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
Our critical accounting estimates include our accounting for goodwill and intangibles, retirement benefits and revenue recognition. Specific risks related to our critical accounting estimates are discussed below. For a description of our related accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements.
Goodwill and Intangibles
We evaluate whether there has been an impairment of goodwill or indefinite-lived intangible assets on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist.

(In thousands)	December 31, 2022	December 26, 2021
Goodwill	$414,046	$166,360
Intangibles	$317,314	$14,246
Total assets	$2,533,752	$2,564,108
Percentage of goodwill and intangibles to total assets	29%	7%
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
We test indefinite-lived intangible assets for impairment at the asset level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine that it is more likely than not that the intangible asset is impaired, we perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
Intangible assets that are amortized are tested for impairment at the asset level associated with the lowest level of cash flows whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment exists if the carrying value of the asset (1) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (2) is greater than its fair value.
The discounted cash flow analysis requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital, discount rates and royalty rates. The starting point for the assumptions used in our discounted cash flow
P. 54 – THE NEW YORK TIMES COMPANY

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
The significant estimates and assumptions used by management in assessing the recoverability of goodwill and intangibles are estimated future cash flows, discount rates, growth rates and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
In our 2022 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired and we recorded a $4.1 million impairment of our indefinite-lived intangible asset. See Notes 2 and 5 of the Notes to the Consolidated Financial Statements for more information regarding our impairment testing.
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

THE NEW YORK TIMES COMPANY – P. 55

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
The table below includes the liability for all of these plans.

(In thousands)	December 31, 2022	December 26, 2021
Pension and other postretirement liabilities (includes current portion)	$284,460	$363,445
Total liabilities	$933,780	$1,023,383
Percentage of pension and other postretirement liabilities to total liabilities	30.5%	35.5%
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
The funded status of our qualified and non-qualified pension plans as of December 31, 2022, is as follows:

	December 31, 2022
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,076,412	$179,608	$1,256,020
Fair value of plan assets	1,145,933	—	1,145,933
Pension asset/(obligation), net	$69,521	$(179,608)	$(110,087)
We made contributions of approximately $11 million to the APP in 2022. We expect contributions made to satisfy minimum funding requirements to total approximately $11 million in 2023.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 3.75% at the beginning of 2022. Our plan assets had an average rate of return of approximately -21.93% in 2022 and an average annual return of approximately -2.36% over the three-year period 2020-2022. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
P. 56 – THE NEW YORK TIMES COMPANY

The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2023 expected long-term rate of return to be 5.60%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2022, pension expense would have increased by approximately $7 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 5.66% for our qualified plans and 5.64% for our non-qualified plans as of December 31, 2022.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2022, pension expense would have increased by approximately $0.6 million and our pension obligation would have increased by approximately $64 million as of December 31, 2022.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $74 million as of December 31, 2022. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
THE NEW YORK TIMES COMPANY – P. 57

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:
•Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease of approximately $2.5 million in the market value of our marketable debt securities as of December 31, 2022. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
•A significant portion of our employees are unionized and our business and results could be adversely affected if future labor negotiations or contracts were to increase our costs or further restrict our ability to maximize the efficiency of our operations, or if more of our employees were to be unionized. In addition, if we are unable to negotiate labor contracts on reasonable terms, or if we were to experience significant labor unrest or other business interruptions in connection with labor negotiations or otherwise, our ability to produce and deliver our products could be impaired.
See Notes 4, 9 and 10 of the Notes to the Consolidated Financial Statements.

P. 58 – THE NEW YORK TIMES COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE NEW YORK TIMES COMPANY 2022 FINANCIAL REPORT
THE NEW YORK TIMES COMPANY – P. 59

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2022, 2021 and 2020. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 61.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Management has excluded The Athletic Media Company and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2022, because The Athletic Media Company and its subsidiaries were acquired by the Company on February 1, 2022. The Athletic Media Company and its subsidiaries are wholly-owned subsidiaries of the Company and their consolidated total assets and total revenues represented approximately 21% and 4%, respectively, of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2022. The Athletic is a separate reportable segment of the Company.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report on the Company’s internal control over financial reporting is included on Page 64 in this Annual Report on Form 10-K.
P. 60 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company (the Company) as of December 31, 2022 and December 26, 2021, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2022 Annual Report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company at December 31, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

THE NEW YORK TIMES COMPANY – P. 61

Valuation of the pension benefit obligation
Description of the matter
At December 31, 2022, the aggregate defined benefit pension obligation was $1,256 million which exceeded the fair value of pension plan assets of $1,146 million, resulting in an unfunded defined benefit pension obligation of $110 million. As discussed in Note 2, the Company makes significant subjective judgments about a number of actuarial assumptions, which include discount rates and long-term return on plan assets.
Auditing management’s estimate of the defined benefit pension obligation involves especially challenging and complex judgments because of the highly subjective nature of the actuarial assumptions (e.g., discount rates and long-term return on plan assets) used in the measurement of the defined benefit pension obligation and the impact small changes in these assumptions would have on the measurement of the defined benefit pension obligation and expense.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of the defined benefit pension obligation. Specifically, we tested controls over management’s review of the defined benefit pension obligation, the significant actuarial assumptions including the discount rates and long-term return on plan assets, and the data inputs provided to the actuary.
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used and the significant actuarial assumptions discussed above. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the components of the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, and other. In addition, we involved actuarial specialists to assist in evaluating the key assumptions. To evaluate the discount rates, we independently developed yield curves reflecting an independently selected subset of bonds. In addition, we discounted the plans’ projected benefit cash outlays with independently developed yield curves and compared these results to the defined benefit pension obligation. To evaluate the long-term return on plan assets, we independently calculated a range of returns for each class of plan investments and based on the investment allocations compared the results to the Company’s selected long-term rate of return.

P. 62 – THE NEW YORK TIMES COMPANY

Valuation of trademark and existing subscriber base intangible assets acquired in a business combination
Description of the matter
On February 1, 2022, the Company completed the acquisition of The Athletic Media Company for cash consideration of approximately $550 million, and recognized identifiable intangible assets of $332 million, as disclosed in Note 5 to the consolidated financial statements. The Company accounted for the acquisition using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Auditing the Company’s valuation of the trademark and existing subscriber base acquired intangible assets, which were valued and recorded at $160 million and $135 million, respectively, required complex auditor judgment due to the significant estimation uncertainty in determining the fair value of the acquired intangible assets. In particular, the fair value estimates for the trademark and existing subscriber base were sensitive to changes in significant underlying assumptions, including revenue growth rates, discount rate, and royalty rate for the trademark and subscriber retention rate and discount rate for the existing subscriber base. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the acquisition. For example, we tested controls over management's review of the valuation of the trademark and existing subscriber base intangible assets, including management’s review of the significant assumptions used in the valuation models.
To test the estimated fair value of the trademark and existing subscriber base, our audit procedures included, among others, evaluating the valuation methodologies used and testing the significant assumptions described above. We compared the revenue growth rates and subscriber retention rate to current industry and market trends. We also performed sensitivity analyses on these significant assumptions to evaluate the change in fair value resulting from changes in the assumptions. In addition, we involved internal valuation specialists to assist in evaluating the valuation methodologies and the discount rates and royalty rate used in the fair value estimates. To evaluate the discount rates, we independently developed a range of estimates and compared our estimates to those used by management. To evaluate the royalty rate, we compared the rate determined by management against publicly available market data for comparable license agreements.

/s/ Ernst & Young LLP
We have served as The New York Times Company’s auditor since 2007.

New York, New York
February 28, 2023

THE NEW YORK TIMES COMPANY – P. 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The New York Times Company
Opinion on Internal Control Over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Athletic Media Company and its subsidiaries, which is included in the 2022 consolidated financial statements of the Company and constituted 21% of total assets as of December 31, 2022 and 4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of The Athletic Media Company and its subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2022 and December 26, 2021, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed at Item 15(A)(2) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
P. 64 – THE NEW YORK TIMES COMPANY

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 28, 2023
THE NEW YORK TIMES COMPANY – P. 65

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2022	December 26, 2021
Assets
Current assets
Cash and cash equivalents	$221,385	$319,973
Short-term marketable securities	125,972	341,075
Accounts receivable (net of allowances of $12,260 in 2022 and $12,374 in 2021)	217,533	232,908
Prepaid expenses	54,859	33,199
Other current assets	35,926	25,553
Total current assets	655,675	952,708
Long-term marketable securities	138,917	413,380
Property, plant and equipment:
Equipment	441,940	426,912
Buildings, building equipment and improvements	730,119	723,850
Software	74,196	72,600
Land	106,275	106,128
Assets in progress	24,192	23,099
Total, at cost	1,376,722	1,352,589
Less: accumulated depreciation and amortization	(823,024)	(777,637)
Property, plant and equipment, net	553,698	574,952
Goodwill	414,046	166,360
Intangible assets, net	317,314	14,246
Deferred income taxes	96,363	95,800
Right of use assets	57,600	62,567
Pension assets	69,521	87,601
Miscellaneous assets	230,618	196,494
Total assets	$2,533,752	$2,564,108
See Notes to the Consolidated Financial Statements.
P. 66 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 31, 2022	December 26, 2021
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$114,646	$127,073
Accrued payroll and other related liabilities	164,564	166,464
Unexpired subscriptions revenue	155,945	119,296
Accrued expenses and other	136,055	146,319
Total current liabilities	571,210	559,152
Other liabilities
Pension benefits obligation	225,300	295,104
Postretirement benefits obligation	26,455	36,086
Other	110,815	133,041
Total other liabilities	362,570	464,231
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2022 – 176,288,596; 2021 – 175,971,801 (including treasury shares: 2022 – 12,004,865; 2021 – 8,870,801)	17,629	17,597
Class B – convertible – authorized and issued shares: 2022 – 780,724; 2021 – 781,724 (including treasury shares: 2022 – none; 2021 – none)	78	78
Additional paid-in capital	255,515	230,115
Retained earnings	1,958,859	1,845,343
Common stock held in treasury, at cost	(276,267)	(171,211)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(510)	3,754
Funded status of benefit plans	(348,947)	(385,680)
Unrealized (loss) on available-for-sale securities	(8,390)	(1,276)
Total accumulated other comprehensive loss, net of income taxes	(357,847)	(383,202)
Total New York Times Company stockholders’ equity	1,597,967	1,538,720
Noncontrolling interest	2,005	2,005
Total stockholders’ equity	1,599,972	1,540,725
Total liabilities and stockholders’ equity	$2,533,752	$2,564,108
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 67

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
	(52 weeks and six days)	(52 weeks)	(52 weeks)
Revenues
Subscription	$1,552,362	$1,362,115	$1,195,368
Advertising	523,288	497,536	392,420
Other	232,671	215,226	195,851
Total revenues	2,308,321	2,074,877	1,783,639
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,208,933	1,039,568	959,312
Sales and marketing	267,553	294,947	228,993
Product development	204,185	160,871	133,384
General and administrative	289,259	250,124	223,558
Depreciation and amortization	82,654	57,502	62,136
Total operating costs	2,052,584	1,803,012	1,607,383
Acquisition-related costs	34,712	—	—
Multiemployer pension plan liability adjustment	14,989	—	—
Impairment charge	4,069	—	—
Lease termination charge	—	3,831	—
Operating profit	201,967	268,034	176,256
Other components of net periodic benefit costs	6,659	10,478	89,154
Gain from joint ventures	—	—	5,000
Interest income and other, net	40,691	32,945	23,330
Income from continuing operations before income taxes	235,999	290,501	115,432
Income tax expense	62,094	70,530	14,595
Net income	173,905	219,971	100,837
Net income attributable to the noncontrolling interest	—	—	(734)
Net income attributable to The New York Times Company common stockholders	$173,905	$219,971	$100,103
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$173,905	$219,971	$100,103
Net income	$173,905	$219,971	$100,103
See Notes to the Consolidated Financial Statements.
P. 68 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 31, 2022	December 26, 2021	December 27, 2020
	(52 weeks and six days)	(52 weeks)	(52 weeks)
Average number of common shares outstanding:
Basic	166,871	167,929	166,973
Diluted	167,141	168,533	168,038
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.04	$1.31	$0.60
Net income	$1.04	$1.31	$0.60
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.04	$1.31	$0.60
Net income	$1.04	$1.31	$0.60
Dividends declared per share	$0.36	$0.28	$0.24
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 69

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
	(52 weeks and six days)	(52 weeks)	(52 weeks)
Net income	$173,905	$219,971	$100,837
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments (loss)/income	(5,759)	(6,328)	6,763
Pension and postretirement benefits obligation	49,966	49,250	105,660
Net unrealized (loss)/gain on available-for-sale securities	(9,675)	(6,025)	3,497
Other comprehensive income, before tax	34,532	36,897	115,920
Income tax expense	9,177	9,918	31,125
Other comprehensive income, net of tax	25,355	26,979	84,795
Comprehensive income	199,260	246,950	185,632
Comprehensive income attributable to the noncontrolling interest	—	—	(734)
Comprehensive income attributable to The New York Times Company common stockholders	$199,260	$246,950	$184,898
See Notes to the Consolidated Financial Statements.
P. 70 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 29, 2019	$17,504	$208,028	$1,612,658	$(171,211)	$(494,976)	$1,172,003	$1,860	$1,173,863
Net income	—	—	100,103	—	—	100,103	734	100,837
Dividends	—	—	(40,175)	—	—	(40,175)	—	(40,175)
Other comprehensive income	—	—	—	—	84,795	84,795	—	84,795
Issuance of shares:
Stock options – 644,268 Class A shares	65	6,006	—	—	—	6,071	—	6,071
Restricted stock units vested – 142,958 Class A shares	14	(3,933)	—	—	—	(3,919)	—	(3,919)
Performance-based awards – 257.098 Class A shares	26	(7,852)	—	—	—	(7,826)	—	(7,826)
Stock-based compensation	—	14,465	—	—	—	14,465	—	14,465
Balance, December 27, 2020	17,609	216,714	1,672,586	(171,211)	(410,181)	1,325,517	2,594	1,328,111
Net income	—	—	219,971	—	—	219,971	—	219,971
Dividends	—	—	(47,214)	—	—	(47,214)	—	(47,214)
Other comprehensive income	—	—	—	—	26,979	26,979	—	26,979
Issuance of shares:
Stock options – 324,460 Class A shares	33	2,421	—	—	—	2,454	—	2,454
Restricted stock units vested – 196,416 Class A shares	19	(5,288)	—	—	—	(5,269)	—	(5,269)
Performance-based awards – 142,253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	22,215	—	—	—	22,215	—	22,215
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, December 26, 2021	17,675	230,115	1,845,343	(171,211)	(383,202)	1,538,720	2,005	1,540,725
Net income	—	—	173,905	—	—	173,905	—	173,905
Dividends	—	—	(60,389)	—	—	(60,389)	—	(60,389)
Other comprehensive income	—	—	—	—	25,355	25,355	—	25,355
Issuance of shares:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested – 151,877 Class A shares	16	(4,336)	—	—	—	(4,320)	—	(4,320)
Performance-based awards – 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share repurchases - 3,134,064 Class A shares	—	—	—	(105,056)	—	(105,056)	—	(105,056)
Stock-based compensation	—	35,306	—	—	—	35,306	—	35,306
Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 71

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Cash flows from operating activities
Net income	$173,905	$219,971	$100,837
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on indefinite-lived asset	4,069	—	—
Pension settlement expense	—	—	80,641
Depreciation and amortization	82,654	57,502	62,136
Lease termination charge	—	3,831	—
Amortization of right of use asset	9,923	9,488	8,568
Stock-based compensation expense	35,306	22,215	14,437
Multiemployer pension plan liability adjustment	14,989	—	—
Gain on the sale of land	(34,227)	—	—
Gain from joint ventures	—	—	(5,000)
Gain on non-marketable equity investment	—	(27,156)	(10,074)
Change in long-term retirement benefit obligations	(29,049)	(19,222)	(17,166)
Fair market value adjustment on life insurance products	1,081	118	(578)
Other – net	(3,005)	3,210	62
Changes in operating assets and liabilities:
Accounts receivable – net	20,889	(49,216)	29,710
Other current assets	(23,220)	(5,289)	8,960
Accounts payable, accrued payroll and other liabilities	(111,216)	39,696	8,473
Unexpired subscriptions	8,588	13,950	16,927
Net cash provided by operating activities	150,687	269,098	297,933
Cash flows from investing activities
Purchases of marketable securities	(6,648)	(763,425)	(632,364)
Maturities/disposals of marketable securities	484,984	593,465	491,128
Business acquisitions	(515,586)	—	(33,085)
(Purchases)/proceeds from investments	(1,832)	20,074	6,841
Capital expenditures	(36,961)	(34,637)	(34,451)
Other - net	2,482	3,716	2,851
Net cash used in investing activities	(73,561)	(180,807)	(199,080)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(56,790)	(45,337)	(38,437)
Payment of contingent consideration	(2,586)	(862)	(862)
Capital shares:
Stock issuances	3	2,454	6,071
Repurchases	(105,056)	—	—
Share-based compensation tax withholding	(9,877)	(11,202)	(11,745)
Net cash used in financing activities	(174,306)	(54,947)	(44,973)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(97,180)	33,344	53,880
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,953)	(1,002)	566
Cash, cash equivalents and restricted cash at the beginning of the year	334,306	301,964	247,518
Cash, cash equivalents and restricted cash at the end of the year	$235,173	$334,306	$301,964
See Notes to the Consolidated Financial Statements.
P. 72 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Cash payments
Interest, net of capitalized interest	$1,583	$546	$508
Income tax payments – net	$110,161	$66,443	$24,382
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 73

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a global media organization that includes newspaper, digital and print products and related businesses. Unless the context otherwise requires, The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are subscriptions and advertising.
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions.
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
Fiscal Year
Fiscal year 2022 was comprised of 52 weeks and six additional days and ended as of December 31, 2022, while fiscal years 2021 and 2020 each comprised 52 weeks, and ended as of December 26, 2021, and December 27, 2020, respectively.
In December 2021, the Board of Directors approved a change in the Company’s fiscal year from a 52/53 week fiscal year ending the last Sunday of December to a calendar year. Accordingly, the Company’s 2022 fiscal year, which commenced December 27, 2021, was extended from December 25, 2022, to December 31,2022, and subsequent fiscal years will begin on January 1 and end on December 31 of each year. The change has been made on a prospective basis and prior periods have not been adjusted. This change was not considered a change in a fiscal year under the rules of the Securities and Exchange Commission as the new fiscal year commenced within seven days of the prior fiscal year-end and the new fiscal year commenced with the end of the prior fiscal year. As a result, a transition report is not required.
The Athletic
On February 1, 2022, we acquired The Athletic Media Company (“The Athletic”), a global digital subscription-based sports media business. The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company.
Segments
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
P. 74 – THE NEW YORK TIMES COMPANY

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
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 31, 2022, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
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
THE NEW YORK TIMES COMPANY – P. 75

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
We evaluate right-of-use assets for impairment consistent with our property, plant and equipment policy. There were no material impairments of right-of-use assets in 2022.
Lessor activities
Our leases to third parties predominantly relate to office space in our leasehold condominium interest in our headquarters building located at 620 Eighth Avenue, New York, N.Y. (the “Company Headquarters”). We determine if an arrangement is a lease at inception. Office space leases are operating leases and generally include options to extend the term of the lease. Our leases do not include variable payments based on index or rate. We do not separate the lease and non-lease components in a contract. The non-lease components predominantly include charges for utilities usage and other operating expenses estimated based on the proportionate share of the rental space of each lease.
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
We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy. There were no impairments of assets leased to third parties in 2022.
Goodwill and Intangibles
Goodwill is the excess of cost over the fair value of tangible and intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.
We test goodwill for impairment at a reporting unit level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment test (formerly “Step 1”). For the 2022 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
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
P. 76 – THE NEW YORK TIMES COMPANY

value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
We test indefinite-lived intangible assets for impairment at the asset level. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine that it is more likely than not that the intangible asset is impaired, we perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
In our 2022 annual impairment testing, we performed a quantitative assessment of our indefinite-lived intangible asset relating to our Serial podcast. We reassessed the fair value of the asset and, due to a decrease in advertiser demand, slower production of shows for our Serial podcast as well as the macroeconomic environment, recorded an impairment charge of $4.1 million during the quarter ended December 31, 2022. This charge is included in Impairment charge in our Consolidated Statements of Operations. The remaining carrying value of the indefinite-lived intangible asset of $5.0 million is included in Intangible assets, net in our Consolidated Balance Sheets. We recognized a de minimis impairment in 2020 related to the closure of our Fake Love digital marketing agency.
Intangible assets that are amortized are tested for impairment at the asset level associated with the lowest level of cash flows whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment exists if the carrying value of the asset (1) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (2) is greater than its fair value.
The discounted cash flow analysis requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital, discount rates and royalty rates. The starting point for the assumptions used in our discounted cash flow analysis is the annual long-range financial forecast. The annual planning process that we undertake to prepare the long-range financial forecast takes into consideration a multitude of factors, including historical growth rates and operating performance, related industry trends, macroeconomic conditions and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long-range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.
The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of a reporting unit.
The significant estimates and assumptions used by management in assessing the recoverability of goodwill acquired and intangibles are estimated future cash flows, discount rates, growth rates and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
In addition to annual testing, management uses certain indicators to evaluate whether the carrying value of a reporting unit or intangibles may not be recoverable and an interim impairment test may be required. These indicators include (1) current-period operating results or cash flow declines combined with a history of operating results or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels; (2) a significant adverse change in the business climate, whether structural or technological; (3) significant impairments; and (4) a decline in our stock price and market capitalization.
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $25 million and $24 million as of December 31, 2022, and December 26, 2021, respectively.
THE NEW YORK TIMES COMPANY – P. 77

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
When our subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. We are considered a principal if we control a promised good or service before transferring that good or service to the customer. The Company considers several factors to determine if it controls the good or service and therefore is the principal. These factors include: (1) if we have primary responsibility for fulfilling the promise; (2) if we have inventory risk before the goods or services are transferred to the customer or after the transfer of control to the customer; and (3) if we have discretion in establishing price for the specified good or service.
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
P. 78 – THE NEW YORK TIMES COMPANY

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
We release tax effects from accumulated other comprehensive income/(loss) for pension and other postretirement benefits on a plan-by-plan approach.
THE NEW YORK TIMES COMPANY – P. 79

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
We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period to resolve. Until formal resolutions are reached between us and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable.
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
Requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The Company adopted this guidance on December 27, 2021. As a result of The Athletic Media Company acquisition, the Company assumed unexpired subscriptions revenue of $28.1 million.

Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or not expected to have a material effect on our financial condition or results of operations.

P. 80 – THE NEW YORK TIMES COMPANY

3. Revenue
We generate revenues principally from subscriptions and advertising.
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Cooking, Games, Audm and Wirecutter products), and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
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
The New York Times Group has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising, podcast, email and video advertisements. There was no significant other digital advertising revenue generated from The Athletic in 2022. There is no print advertising revenue generated from The Athletic.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our Company Headquarters, retail commerce, our live events business, our student subscription sponsorship program, and television and film.
Subscription, advertising and other revenues were as follows:

	Years Ended
(In thousands)	December 31, 2022	As % of total	December 26, 2021	As % of total	December 27, 2020	As % of total
Subscription	$1,552,362	67.3%	$1,362,115	65.6%	$1,195,368	67.0%
Advertising	523,288	22.7%	497,536	24.0%	392,420	22.0%
Other (1)	232,671	10.0%	215,226	10.4%	195,851	11.0%
Total	$2,308,321	100.0%	$2,074,877	100.0%	$1,783,639	100.0%
(1) Other revenue includes building rental revenue, which is not under the scope of Topic 606. Building rental revenue was approximately $29 million, $27 million and $29 million for the years ended December 31, 2022, December 26, 2021, and December 27, 2020, respectively.

THE NEW YORK TIMES COMPANY – P. 81

The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the years ended December 31, 2022, December 26, 2021, and December 27, 2020:

	Years Ended
(In thousands)	December 31, 2022	As % of total	December 26, 2021	As % of total	December 27, 2020	As % of total
Digital-only subscription revenues(1)	$978,574	63.0%	$773,882	56.8%	$598,280	50.0%
Print subscription revenues
Domestic home delivery subscription revenues(2)	517,395	33.3%	529,039	38.8%	528,970	44.3%
Single-copy, NYT International and other subscription revenues(3)	56,393	3.7%	59,194	4.3%	68,118	5.7%
Subtotal print subscription revenues	573,788	37.0%	588,233	43.2%	597,088	50.0%
Total subscription revenues	$1,552,362	100.0%	$1,362,115	100.0%	$1,195,368	100.0%
(1) Includes revenue from digital-only bundled and standalone subscriptions to our news product, as well as The Athletic and our Cooking, Games, Audm and Wirecutter products.
(2) Domestic home delivery subscriptions include access to our digital news product, as well as The Athletic and our Cooking, Games and Wirecutter products.
(3) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues for the years ended December 31, 2022, December 26, 2021, and December 27, 2020:

	Years Ended
(In thousands)	December 31, 2022	As % of total	December 26, 2021	As % of total	December 27, 2020	As % of total
Advertising revenues
Digital	$318,440	60.9%	$308,616	62.0%	$228,594	58.3%
Print	204,848	39.1%	188,920	38.0%	163,826	41.7%
Total advertising	$523,288	100.0%	$497,536	100.0%	$392,420	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $222 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $67 million, $68 million, and $87 million will be recognized in 2023, 2024 and thereafter through 2028, respectively.
Contract Assets
As of December 31, 2022, and December 26, 2021, the Company had $3.8 million and $3.4 million, respectively, in contract assets recorded in the Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
P. 82 – THE NEW YORK TIMES COMPANY

4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $11.4 million and $1.7 million of net unrealized losses and gains, respectively, in Accumulated Other Comprehensive Income (“AOCI”) as of December 31, 2022, and December 26, 2021, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 31, 2022, and December 26, 2021:

	December 31, 2022
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
Corporate debt securities	$52,315	$—	$(1,286)	$51,029
U.S. Treasury securities	45,096	—	(963)	44,133
U.S. governmental agency securities	22,806	—	(722)	22,084
Municipal securities	8,903	—	(177)	8,726
Total short-term AFS securities	$129,120	$—	$(3,148)	$125,972
Long-term AFS securities
Corporate debt securities	$115,207	$—	$(6,377)	$108,830
U.S. Treasury securities	25,990	—	(1,576)	24,414
U.S. governmental agency securities	5,999	—	(326)	5,673
Total long-term AFS securities	$147,196	$—	$(8,279)	$138,917

	December 26, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$107,158	$245	$(69)	$107,334
U.S Treasury securities	148,899	692	(43)	149,548
U.S. governmental agency securities	3,500	—	—	3,500
Municipal securities	3,999	—	(2)	3,997
Certificates of deposit	55,551	—	—	55,551
Commercial paper	21,145	—	—	21,145
Total short-term AFS securities	$340,252	$937	$(114)	$341,075
Long-term AFS securities
Corporate debt securities	$242,764	$149	$(1,858)	$241,055
U.S. Treasury securities	119,695	—	(549)	119,146
U.S. governmental agency securities	39,498	—	(252)	39,246
Municipal securities	13,994	—	(61)	13,933
Total long-term AFS securities	$415,951	$149	$(2,720)	$413,380
THE NEW YORK TIMES COMPANY – P. 83

The following tables present the AFS securities as of December 31, 2022, and December 26, 2021, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses

Short-term AFS securities
Corporate debt securities	$3,799	$(11)	$47,230	$(1,275)	$51,029	$(1,286)
U.S. Treasury securities	—	—	44,133	(963)	44,133	(963)
U.S. governmental agency securities	—	—	22,084	(722)	22,084	(722)
Municipal securities	—	—	8,726	(177)	8,726	(177)
Total short-term AFS securities	$3,799	$(11)	$122,173	$(3,137)	$125,972	$(3,148)
Long-term AFS securities
Corporate debt securities	$2,004	$(57)	$106,826	$(6,320)	$108,830	$(6,377)
U.S. Treasury securities	282	(9)	24,132	(1,567)	24,414	(1,576)
U.S. governmental agency securities	—	—	5,673	(326)	5,673	(326)
Municipal securities	—	—	—	—	—	—
Total long-term AFS securities	$2,286	$(66)	$136,631	$(8,213)	$138,917	$(8,279)

	December 26, 2021
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
Short-term AFS securities
Corporate debt securities	$53,148	$(69)	$—	$—	$53,148	$(69)
U.S. Treasury securities	61,018	(43)	—	—	61,018	(43)
Municipal securities	1,998	(2)	—	—	1,998	(2)
Total short-term AFS securities	$116,164	$(114)	$—	$—	$116,164	$(114)
Long-term AFS securities
Corporate debt securities	$224,022	$(1,858)	$—	$—	$224,022	$(1,858)
U.S. Treasury securities	119,146	(549)	—	—	119,146	(549)
U.S. governmental agency securities	39,246	(252)	—	—	39,246	(252)
Municipal securities	13,933	(61)	—	—	13,933	(61)
Total long-term AFS securities	$396,347	$(2,720)	$—	$—	$396,347	$(2,720)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs. See Note 2 for factors we consider when assessing AFS securities for recognition of losses or allowance for credit losses.
As of December 31, 2022, and December 26, 2021, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 31, 2022, and December 26, 2021, we have no realized losses or allowance for credit losses related to AFS securities.
P. 84 – THE NEW YORK TIMES COMPANY

As of December 31, 2022, our short-term and long-term marketable securities had remaining maturities of less than 1 month to 12 months and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value hierarchy of our marketable securities.
5. Business Combination
The Athletic Media Company Acquisition
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
On February 1, 2022, the Company acquired The Athletic Media Company in an all-cash transaction. The consideration paid of approximately $550.0 million was funded from cash on hand and included $523.5 million, which we determined to be the purchase price for assets acquired and liabilities assumed, and $26.7 million paid in connection with the acceleration of The Athletic Media Company stock options. The stock options acceleration is included in Acquisition-related costs in our Consolidated Statements of Operations for the year ended December 31, 2022.
The following table summarizes the allocation of the purchase price (at fair value) to the assets acquired and liabilities assumed of The Athletic Media Company as of February 1, 2022 (the date of acquisition):

(In thousands)	Purchase Price Allocation	Estimated Useful Life (in years)
Total current assets	$18,495
Property, plant and equipment	281	3- 5
Right of use asset (1)	2,612
Trademark (2)	160,000	20
Existing subscriber base (2)	135,000	12
Developed technology (2)	35,000	5
Content archive (2)	2,000	2
Goodwill (5)	251,360	Indefinite
Total current liabilities (3)(5)	(41,399)
Other liabilities — Other	(3,491)
Deferred tax liability, net (4)(5)	(36,392)
Total purchase price	$523,466
(1) Included in Miscellaneous assets in our Consolidated Balance Sheets.
(2) Included in Intangible assets, net in our Consolidated Balance Sheets.
(3) Includes Unexpired subscriptions revenue of $28.1 million.
(4) Included in Deferred income taxes in our Consolidated Balance Sheets.
(5) Includes measurement period adjustment related to deferred tax asset and working capital adjustments.
Goodwill is primarily attributable to future subscribers expected to be acquired both organically and through synergies from adding The Athletic to the Company’s products as well as the acquired assembled workforce. Goodwill is not expected to be deductible for tax purposes. The fair value of trademarks is estimated using a relief from royalty valuation method, the fair value of subscriber relationships is estimated using a multi-period excess earnings valuation method, and the fair value of developed technology and content archive is estimated using a replacement cost method.
THE NEW YORK TIMES COMPANY – P. 85

The following unaudited pro forma summary presents consolidated information of the Company, including The Athletic, as if the business combination had occurred on December 28, 2020, the first day of fiscal year ended December 26, 2021, which is the earliest period presented herein:

	Years Ended
(In thousands)	December 31, 2022	December 26, 2021
Revenue	$2,315,468	$2,142,202
Net income	197,225	128,330
Adjustments made to the pro forma summary include (1) transaction costs and other one-time non-recurring costs that reduced expenses by $47.8 million for the year ended December 31, 2022, and increased expenses by $47.8 million for the year ended December 26, 2021; (2) recognition of additional amortization related to the intangible assets acquired; (3) alignment of accounting policies; and (4) recognition of the estimated income tax impact of the pro forma adjustments. The pro forma summary does not reflect cost savings or operating synergies expected to result from the acquisition. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.
Goodwill and Intangibles
The changes in the carrying amount of goodwill as of December 31, 2022, and since December 27, 2020, were as follows:

(In thousands)	The New York Times Group	The Athletic	Total Company
Balance as of December 27, 2020	$171,657	$—	$171,657
Foreign currency translation	(5,297)		(5,297)
Balance as of December 26, 2021	166,360	—	166,360
Foreign currency translation	(3,674)	—	(3,674)
Acquisition of The Athletic Media Company	—	249,792	249,792
Measurement period adjustments(1)	—	1,568	1,568
Balance as of December 31, 2022	$162,686	$251,360	$414,046
(1) Includes measurement period adjustment related to deferred tax asset and working capital adjustments in connection with The Athletic Media Company acquisition.
The foreign currency translation line item in AOCI reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
For the 2022 annual impairment testing, the Company reassessed the fair value of its indefinite-lived intangible asset and recorded an impairment of approximately $4.1 million. As of December 31, 2022, and December 26, 2021, the carrying value of the indefinite-lived intangible asset was $5.0 million and $9.0 million, respectively. See Note 2 for factors the Company considers when assessing indefinite-lived intangible assets for impairment.
P. 86 – THE NEW YORK TIMES COMPANY

As of December 31, 2022, the gross book value and accumulated amortization of the intangible assets were as follows:

(In thousands)	Gross book value	Accumulated amortization	Net book value	Weighted-Average Useful Life (Years)
Trademark	$162,618	$(8,661)	$153,957	19.2
Existing subscriber base	136,500	(11,812)	124,688	11.2
Developed technology	38,401	(8,043)	30,358	4.2
Content archive	5,751	(2,420)	3,331	2.8
Total	$343,270	$(30,936)	$312,334	14.4
Amortization expense for intangible assets included in Depreciation and amortization in our Consolidated Statements of Operations for the fiscal year ended December 31, 2022, was $27.1 million. The estimated aggregate amortization expense for each of the following fiscal years ending December 31 is presented below:

(In thousands)	Amount
2023	$29,313
2024	27,488
2025	27,213
2026	26,960
2027	20,171
Thereafter	181,189
Total amortization expense	$312,334
As of December 31, 2022, the aggregate carrying amount of intangible assets of $317.3 million, which includes an indefinite-lived intangible of $5.0 million, is recorded in Intangible Assets, net in our Consolidated Balance Sheets.
6. Investments
Investments in Joint Ventures
As of December 31, 2022, and December 26, 2021, the value of our investments in joint ventures was zero. Our proportionate shares of the operating results of our investments are recorded in Gain from joint ventures in our Consolidated Statements of Operations.
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
In 2022 and 2021, we had no gain/(loss) or distributions from joint ventures. In 2020, we had a gain from joint ventures of $5.0 million, which was primarily due to our proportionate share of a distribution received from the pending liquidation of Madison.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income and other, net.
As of December 31, 2022, and December 26, 2021, non-marketable equity securities included in Miscellaneous assets in our Consolidated Balance Sheets had a carrying value of $29.8 million and $27.9 million, respectively. The carrying value includes $15.3 million of unrealized gains as of December 31, 2022.
THE NEW YORK TIMES COMPANY – P. 87

In 2021, we recorded a gain of $27.2 million related to non-marketable equity investment transactions. This gain consists of (i) $15.2 million realized gains due to the partial sale of the investment and (ii) $12.0 million unrealized gains due to the mark to market of the remaining investment. These realized and unrealized gains are included in Interest income and other, net in our Consolidated Statements of Operations.
7. Other
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Consolidated Statements of Operations was $7.9 million, $9.1 million and $14.7 million for the fiscal years ended December 31, 2022, December 26, 2021, and December 27, 2020, respectively. The unamortized computer software costs were $11.2 million and $13.6 million as of December 31, 2022, and December 26, 2021, respectively.
Marketing Expenses
Marketing expense, the cost to promote our brand and our products, was $151.1 million, $199.7 million and $135.9 million for the fiscal years ended December 31, 2022, December 26, 2021, and December 27, 2020, respectively. Media expense, the primary component of marketing expense, which represents the cost to promote our subscription business was $134.1 million, $187.3 million and $129.6 million for the fiscal years ended December 31, 2022, December 26, 2021, and December 27, 2020, respectively. We expense these costs as incurred.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Consolidated Statements of Operations, was as follows:

(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Interest income and other expense, net	$7,261	$6,558	$13,983
Gain on the sale of land(1)	34,227	—	—
Gain on non-marketable equity investment (2)	—	27,156	10,074
Interest expense	(800)	(780)	(757)
Capitalized interest	3	11	30
Total interest income and other, net	$40,691	$32,945	$23,330
(1) On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and, as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement.
(2) Represents gains related to a non-marketable equity investment transaction.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 31, 2022, and December 26, 2021, from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 31, 2022	December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$221,385	$319,973
Restricted cash included within miscellaneous assets	13,788	14,333
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$235,173	$334,306
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
P. 88 – THE NEW YORK TIMES COMPANY

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
As of December 31, 2022, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized severance costs of $4.7 million, $0.9 million and $6.6 million for the fiscal years ended December 31, 2022, December 26, 2021, and December 27, 2020, respectively. Severance costs recognized were largely related to workforce reductions primarily affecting our advertising department. These costs are recorded in General and administrative costs in our Consolidated Statements of Operations.
We had a severance liability of $4.4 million and $2.1 million included in Accrued expenses and other in our Consolidated Balance Sheets as of December 31, 2022, and December 26, 2021, respectively. We anticipate the payments related to the 2022 liability will be made within the next 12 months.
Property, Plant and Equipment Retirement
During the years ended December 31, 2022, and December 26, 2021, as part of its annual assets review, the Company retired assets that were no longer in use with a cost of approximately $11.1 million and $161.0 million, respectively. The retirements in 2022 were composed mostly of equipment and software. The retirements in 2021 were composed mostly of software of $103.9 million and equipment of $45.4 million. As a result of the retirements, the Company recorded de minimis write-offs, which are reflected in General and administrative costs in our Consolidated Statements of Operations.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 31, 2022, and December 26, 2021, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
THE NEW YORK TIMES COMPANY – P. 89

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, and December 26, 2021:

(In thousands)	December 31, 2022				December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$51,029	$—	$51,029	$—	107,334	—	107,334	—
U.S Treasury securities	44,133	—	44,133	—	149,548	—	149,548	—
U.S. governmental agency securities	22,084	—	22,084	—	3,500	—	3,500	—
Municipal securities	8,726	—	8,726	—	3,997	—	3,997	—
Certificates of deposit	—	—	—	—	55,551	—	55,551	—
Commercial paper	—	—	—	—	21,145	—	21,145	—
Total short-term AFS securities	$125,972	$—	$125,972	$—	$341,075	$—	$341,075	$—
Long-term AFS securities(1)
Corporate debt securities	$108,830	$—	$108,830	$—	$241,055	$—	$241,055	$—
U.S. Treasury securities	24,414	—	24,414	—	119,146	—	119,146	—
U.S. governmental agency securities	5,673	—	5,673	—	39,246	—	39,246	—
Municipal securities	—	—	—	—	13,933	—	13,933	—
Total long-term AFS securities	$138,917	$—	$138,917	$—	$413,380	$—	$413,380	$—
Liabilities:
Deferred compensation(2)(3)	$14,635	$14,635	$—	$—	$21,101	$21,101	$—	$—
Contingent consideration	$5,324	$—	$—	$5,324	$7,450	$—	$—	$7,450
(1) We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
(2) The deferred compensation liability, included in Other liabilities—Other in our Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), a frozen plan that enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015.
(3) The Company invests the deferred compensation balance in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $48.4 million as of December 31, 2022, and $52.5 million as of December 26, 2021. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.
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
P. 90 – THE NEW YORK TIMES COMPANY

The following table presents the changes in the balance of the contingent consideration during the year ended December 31, 2022, and December 26, 2021:

(In thousands)	December 31, 2022	December 26, 2021
Balance at the beginning of the period	$7,450	$8,431
Payments	(2,586)	(862)
Fair value adjustments (1)	460	(119)
Contingent consideration at the end of the period	$5,324	$7,450
(1) Fair value adjustments are included in General and administrative expenses in our Consolidated Statements of Operations.
The remaining contingent consideration balances as of December 31, 2022, and December 26, 2021, of $5.3 million and $7.5 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other liabilities — Other, for the long-term portion of the liability, in our Consolidated Balance Sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, intangible assets, property, plant and equipment and certain investments are recognized at fair value on a non-recurring basis. These assets are measured at fair value if an impairment charge is recognized. Goodwill and intangible assets are initially recorded at fair value in purchase accounting. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management’s judgment due to the absence of quoted market prices. The Company recorded an impairment charge of approximately $4.1 million in 2022 related to the Serial indefinite-lived intangible asset. See Note 5 for more information regarding impairment charges recognized in 2022 and 2021. We recognized a de minimis impairment of intangible assets in 2020 related to the closure of our digital marketing agency.
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
Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 31, 2022			December 26, 2021			December 27, 2020
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$11,526	$105	$11,631	$9,105	$95	$9,200	$10,429	$119	$10,548
Interest cost	35,350	5,142	40,492	30,517	4,352	34,869	43,710	6,601	50,311
Expected return on plan assets	(55,229)	—	(55,229)	(50,711)	—	(50,711)	(67,146)	—	(67,146)
Amortization and other costs	13,065	6,572	19,637	20,225	7,275	27,500	21,887	6,072	27,959
Amortization of prior service (credit)/cost	(1,945)	48	(1,897)	(1,945)	55	(1,890)	(1,945)	51	(1,894)
Effect of settlement/curtailment	—	—	—	—	(163)	(163)	80,641	(562)	80,079
Net periodic pension cost	$2,767	$11,867	$14,634	$7,191	$11,614	$18,805	$87,576	$12,281	$99,857

THE NEW YORK TIMES COMPANY – P. 91

The Company has taken steps to reduce the size and volatility of our pension obligations. In October 2020, the Company entered into an agreement with an insurance company to transfer the future benefit obligations and annuity administration for certain retirees (or their beneficiaries) in the Pension Plan. This transfer of plan assets and obligations, which was completed in 2021, reduced the Company’s qualified pension plan obligations by $236.3 million. As a result of this agreement, the Company recorded a pension settlement charge of $80.6 million.
Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Net actuarial gain	$(22,500)	$(25,585)	$(4,172)
Prior service cost	—	—	—
Amortization of loss	(19,637)	(27,500)	(27,959)
Amortization of prior service credit	1,897	1,890	1,894
Effect of settlement	—	—	(80,641)
Total recognized in other comprehensive income	(40,240)	(51,195)	(110,878)
Net periodic pension cost	14,634	18,805	99,857
Total recognized in net periodic pension benefit cost and other comprehensive income	$(25,606)	$(32,390)	$(11,021)
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $29 million for 2022, $33 million for 2021 and $27 million for 2020, respectively.
P. 92 – THE NEW YORK TIMES COMPANY

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 31, 2022			December 26, 2021
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,475,764	$239,190	$1,714,954	$1,549,012	$259,593	$1,808,605
Service cost	11,526	105	11,631	9,105	95	9,200
Interest cost	35,350	5,142	40,492	30,517	4,352	34,869
Actuarial (gain)/loss	(374,109)	(46,835)	(420,944)	(42,883)	(7,762)	(50,645)
Curtailments	—	—	—	—	(163)	(163)
Benefits paid	(72,119)	(17,917)	(90,036)	(69,987)	(16,818)	(86,805)
Effects of change in currency conversion	—	(77)	(77)	—	(107)	(107)
Benefit obligation at end of year	1,076,412	179,608	1,256,020	1,475,764	239,190	1,714,954
Change in plan assets
Fair value of plan assets at beginning of year	1,550,078	—	1,550,078	1,585,221	—	1,585,221
Actual return on plan assets	(343,215)	—	(343,215)	25,651	—	25,651
Employer contributions	11,189	17,917	29,106	9,193	16,818	26,011
Benefits paid	(72,119)	(17,917)	(90,036)	(69,987)	(16,818)	(86,805)
Fair value of plan assets at end of year	1,145,933	—	1,145,933	1,550,078	—	1,550,078
Net amount recognized	$69,521	$(179,608)	$(110,087)	$74,314	$(239,190)	$(164,876)
Amount recognized in the Consolidated Balance Sheets
Pension assets	$69,521	$—	$69,521	$87,601	$—	$87,601
Current liabilities	—	(16,361)	(16,361)	—	(16,669)	(16,669)
Noncurrent liabilities	—	(163,247)	(163,247)	(13,287)	(222,521)	(235,808)
Net amount recognized	$69,521	$(179,608)	$(110,087)	$74,314	$(239,190)	$(164,876)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$438,145	$69,252	$507,397	$426,874	$122,660	$549,534
Prior service credit	(11,007)	539	(10,468)	(12,952)	587	(12,365)
Total	$427,138	$69,791	$496,929	$413,922	$123,247	$537,169
Benefit obligations decreased from $1.7 billion at December 26, 2021, to $1.3 billion at December 31, 2022, primarily due to actuarial gains of $420.9 million, driven by an increase in the discount rate, and benefit payments of $90.0 million.
Benefit obligations decreased from $1.8 billion at December 27, 2020, to $1.7 billion at December 26, 2021, primarily due to benefit payments of $86.8 million and actuarial gains of $50.6 million, primarily driven by an increase in the discount rate.
The accumulated benefit obligation for all pension plans was $1.3 billion and $1.7 billion as of December 31, 2022, and December 26, 2021, respectively.
THE NEW YORK TIMES COMPANY – P. 93

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

(In thousands)	December 31, 2022	December 26, 2021
Projected benefit obligation	$179,608	$348,831
Accumulated benefit obligation	$179,370	$338,346
Fair value of plan assets	$—	$96,354
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 31, 2022	December 26, 2021
Discount rate	5.66%	2.94%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the APP that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 31, 2022	December 26, 2021	December 27, 2020
Discount rate for determining projected benefit obligation	2.94%	2.64%	3.30%
Discount rate in effect for determining service cost	3.14%	3.87%	3.67%
Discount rate in effect for determining interest cost	2.45%	2.02%	2.70%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	3.75%	3.74%	4.59%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 31, 2022	December 26, 2021
Discount rate	5.64%	2.81%
Rate of increase in compensation levels	3.00%	2.50%
The rate of increase in compensation levels is applicable only for the foreign plan that has not been frozen.
P. 94 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 31, 2022	December 26, 2021	December 27, 2020
Discount rate for determining projected benefit obligation	2.81%	2.39%	3.17%
Discount rate in effect for determining interest cost	2.24%	1.74%	2.78%
Rate of increase in compensation levels	2.50%	2.50%	2.50%
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
THE NEW YORK TIMES COMPANY – P. 95

the Pension Plan’s funded status increases, the allocation to Liability-Hedging Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets as of December 31, 2022:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	90%	83%
Growth Fixed Income	0%	-	15%	0%
Alternatives	0%	-	15%	13%
Cash	0%	-	10%	4%
The asset allocations by asset category for both Liability-Hedging and Return-Seeking Assets, as of December 31, 2022, were as follows:

Asset Category	Percentage Range			Actual
Liability-Hedging	85.5%	-	90.5%	86%
Public Equity	6.7%	-	13.1%	12%
Growth Fixed Income	0%	-	2%	0%
Alternatives	0%	-	2%	2%
Cash	0%	-	1%	0%
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
P. 96 – THE NEW YORK TIMES COMPANY

The asset allocations by asset category as of December 31, 2022, were as follows:

Asset Category	Percentage Range			Actual
Hedging Assets	75%	-	90%	77%
Return-Seeking Assets	10%	-	25%	21%
Cash and Equivalents	0%	-	5%	2%
The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the APP Trustees. The APP Trustees may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the APP’s assets.
Fair Value of Plan Assets
The fair value of the assets underlying the Pension Plan and the joint-sponsored APP by asset category are as follows:

	December 31, 2022
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$10,548	$—	$—	$—	$10,548
International Equities	23,448	—	—	—	23,448
Registered Investment Companies	171,310	—	—	—	171,310
Common/Collective Funds(1)	—	—	—	288,489	288,489
Fixed Income Securities:
Corporate Bonds	—	531,033	—	—	531,033
U.S. Treasury and Other Government Securities	—	46,279	—	—	46,279
Municipal and Provincial Bonds	—	27,851	—	—	27,851
Other	—	12,781	—	—	12,781
Cash and Cash Equivalents	—	—	—	15,064	15,064
Private Equity	—	—	—	4,766	4,766
Hedge Fund	—	—	—	14,364	14,364
Assets at Fair Value	$205,306	$617,944	$—	$322,683	$1,145,933
(1)The underlying assets of the common/collective funds primarily consist of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
THE NEW YORK TIMES COMPANY – P. 97

	December 26, 2021
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$12,739	$—	$—	$—	$12,739
International Equities	29,453	—	—	—	29,453
Registered Investment Companies(3)	270,662	—	—	—	270,662
Common/Collective Funds(1) (3)	—	—	—	370,042	370,042
Fixed Income Securities:
Corporate Bonds	—	710,413	—	—	710,413
U.S. Treasury and Other Government Securities	—	52,520	—	—	52,520
Municipal and Provincial Bonds	—	37,922	—	—	37,922
Other	—	36,630	—	—	36,630
Cash and Cash Equivalents	—	—	—	7,229	7,229
Private Equity	—	—	—	7,014	7,014
Hedge Fund	—	—	—	15,454	15,454
Assets at Fair Value	$312,854	$837,485	$—	$399,739	$1,550,078
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
Cash Flows
In 2022, we made contributions to the APP in the amount of $11.2 million. We expect contributions made to satisfy minimum funding requirements to total approximately $11 million in 2023.
P. 98 – THE NEW YORK TIMES COMPANY

The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2023	$73,742	$16,776	$90,518
2024	75,741	16,541	92,282
2025	77,742	16,266	94,008
2026	79,180	16,069	95,249
2027	80,587	15,899	96,486
2028-2032(1)	413,683	73,871	487,554
(1)While benefit payments under these plans are expected to continue beyond 2032, we have presented in this table only those benefit payments estimated over the next 10 years.
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
Our multiemployer pension plan withdrawal liability was approximately $74 million and $70 million as of December 31, 2022, and December 26, 2021, respectively. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until such plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
In 2022, the Company recorded a $22.1 million charge in connection with the Company’s withdrawal from a plan, which was partially offset by a $7.1 million gain related to a multiemployer pension liability adjustment. These were recorded in Multiemployer pension plan liability adjustment in our Consolidated Statements of Operations for the year ended December 31, 2022.
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
Our participation in significant plans for the fiscal period ended December 31, 2022, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is
THE NEW YORK TIMES COMPANY – P. 99

projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria.
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

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2022	2021		2022	2021	2020
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/22	Critical and Declining as of 1/01/21	Implemented	$328	$364	$384	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund(2)	13-6122251-001	Green as of 6/01/22	Green as of 6/01/21	N/A	804	912	1,010	No	3/30/2026
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Critical and Declining as of 1/01/22	Critical and Declining as of 1/01/21	Implemented	56	48	65	No	3/30/2026
Pressmen’s Publishers’ Pension Fund(3)	13-6121627-001	Green as of 4/01/22	Green as of 4/01/21	N/A	1,447	1,337	1,328	No	3/30/2027
Paper Handlers’-Publishers’ Pension Fund	13-6104795-001	Critical and Declining as of 4/01/22	Critical and Declining as of 4/01/21	Implemented	96	103	101	Yes	3/30/2026
Contributions for individually significant plans					$2,731	$2,764	$2,888
Contributions for a plan not individually significant					$36	$33	$24
Total Contributions					$2,767	$2,797	$2,912
(1)There are two collective bargaining agreements requiring contributions to this plan: Mailers, which expires March 30, 2023, and Typographers, which expires March 30, 2025.
(2)Elections under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010: Extended Amortization of Net Investment Losses (IRC Section 431(b)(8)(A)) and the Expanded Smoothing Period (IRC Section 431(b)(8)(B)).
(3)The plan sponsor elected two provisions of funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 to more slowly absorb the 2008 plan year investment loss, retroactively effective as of April 1, 2009. These included extended amortization under the prospective method and 10-year smoothing of the asset loss for the plan year beginning April 1, 2008.
The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008 through August 31, 2009.
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5% of Total Contributions (as of Plan’s Year-End)
CWA/ITU Negotiated Pension Plan	12/31/2021 & 12/31/2020
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2021 & 5/31/2020(1)
Pressmen’s Publisher’s Pension Fund	3/31/2022 & 3/31/2021
Paper Handlers’-Publishers’ Pension Fund	3/31/2022 & 3/31/2021
(1) Form 5500 for the plan year ended 5/31/22 was not available as of the date we filed our financial statements.
P. 100 – THE NEW YORK TIMES COMPANY

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
Net Periodic Other Postretirement Benefit Cost/(Income)
The components of net periodic postretirement benefit cost/(income) were as follows:

(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Service cost	$46	$53	$29
Interest cost	731	565	1,026
Amortization and other costs	3,293	3,407	3,051
Amortization of prior service credit	(368)	(3,098)	(4,225)
Net periodic postretirement benefit cost/(income)	$3,702	$927	$(119)
The changes in the benefit obligations recognized in other comprehensive loss were as follows:

(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Net actuarial (gain)/loss	$(6,801)	$2,254	$4,044
Amortization of loss	(3,293)	(3,407)	(3,051)
Amortization of prior service credit	368	3,098	4,225
Total recognized in other comprehensive (income)/loss	(9,726)	1,945	5,218
Net periodic postretirement benefit cost/(income)	3,702	927	(119)
Total recognized in net periodic postretirement benefit cost/(income) and other comprehensive (income)/loss	$(6,024)	$2,872	$5,099
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the accumulated postretirement benefit obligation. Gains and losses in excess of the corridor are generally amortized over the average remaining service period to expected retirement of active participants.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $19 million in 2022, $17 million in 2021 and $16 million in 2020.

THE NEW YORK TIMES COMPANY – P. 101

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 31, 2022	December 26, 2021
Change in benefit obligation
Benefit obligation at beginning of year	$40,607	$43,308
Service cost	46	53
Interest cost	731	565
Plan participants’ contributions	2,271	2,319
Actuarial (gain)/loss	(6,801)	2,254
Benefits paid	(6,158)	(7,892)
Benefit obligation at the end of year	30,696	40,607
Change in plan assets
Employer contributions	3,887	5,573
Plan participants’ contributions	2,271	2,319
Benefits paid	(6,158)	(7,892)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(30,696)	$(40,607)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(4,241)	$(4,521)
Noncurrent liabilities	(26,455)	(36,086)
Net amount recognized	$(30,696)	$(40,607)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$15,537	$25,632
Prior service credit	—	(368)
Total	$15,537	$25,264
Benefit obligations decreased from $40.6 million at December 26, 2021, to $30.7 million at December 31, 2022, primarily due to the actuarial gain of $6.8 million, driven by an increase in the discount rate and benefit payments, net of participation contributions of $3.9 million.
Benefit obligations decreased from $43.3 million at December 27, 2020, to $40.6 million at December 26, 2021, primarily due to benefit payments net of participation contributions of $5.6 million partially offset by the actuarial loss of $2.3 million, driven by an increase in assumed costs to reflect updated claims experience.
Information for postretirement plans with accumulated benefit obligations in excess of plan assets was as follows:

(In thousands)	December 31, 2022	December 26, 2021
Accumulated benefit obligation	$30,696	$40,607
Fair value of plan assets	$—	$—
P. 102 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 31, 2022	December 26, 2021
Discount rate	5.55%	2.55%
Estimated increase in compensation level	3.50%	3.50%
Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 31, 2022	December 26, 2021	December 27, 2020
Discount rate for determining projected benefit obligation	2.55%	2.01%	2.94%
Discount rate in effect for determining service cost	2.58%	2.09%	3.04%
Discount rate in effect for determining interest cost	1.91%	1.38%	2.55%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 31, 2022	December 26, 2021
Health-care cost trend rate	6.75%	5.99%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.92%	4.92%
Year that the rate reaches the ultimate trend rate	2030	2030
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans.
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2023	$4,407
2024	4,086
2025	3,796
2026	3,516
2027	3,251
2028-2032(1)	12,582
(1)While benefit payments under these plans are expected to continue beyond 2032, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits was $7.9 million as of December 31, 2022, and $8.5 million as of December 26, 2021.
THE NEW YORK TIMES COMPANY – P. 103

11. Other Liabilities
The components of the Other Liabilities — Other balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2022	December 26, 2021
Deferred compensation	$14,635	$21,101
Noncurrent operating lease liabilities	59,124	63,614
Contingent consideration	2,799	5,360
Other liabilities	34,257	42,966
Total	$110,815	$133,041
See Note 8 for detail related to deferred compensation.
See Note 17 for detail related to noncurrent operating lease liabilities.
See Note 8 for detail related to contingent consideration.
Other liabilities in the preceding table primarily included our post-employment liabilities, our contingent tax liability for uncertain tax positions, and self-insurance liabilities as of December 31, 2022, and December 26, 2021.
P. 104 – THE NEW YORK TIMES COMPANY

12. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 31, 2022		December 26, 2021		December 27, 2020
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$49,560	21.0	$61,005	21.0	$24,241	21.0
State and local taxes, net	16,855	7.1	16,378	5.6	3,873	3.4
Increase/(decrease) in uncertain tax positions	(220)	(0.1)	2,782	1.0	(2,509)	(2.2)
(Gain) on company-owned life insurance	857	0.4	(712)	(0.2)	(635)	(0.6)
Nondeductible expense	780	0.3	593	0.2	800	0.7
Nondeductible executive compensation	3,985	1.7	4,140	1.4	1,271	1.1
Stock-based awards benefit	(1,119)	(0.5)	(5,461)	(1.9)	(7,251)	(6.3)
Deduction for foreign-derived intangible income	(3,166)	(1.3)	(2,972)	(1.0)	(686)	(0.6)
Research and experimentation credit	(6,699)	(2.8)	(5,571)	(1.9)	(3,892)	(3.4)
Other, net	1,261	0.5	348	0.1	(617)	(0.5)
Income tax expense	$62,094	26.3	$70,530	24.3	$14,595	12.6
The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Current tax expense/(benefit)
Federal	$75,495	$55,110	$21,414
Foreign	1,897	1,042	905
State and local	30,855	20,736	7,453
Total current tax expense	108,247	76,888	29,772
Deferred tax expense/(benefit)
Federal	(36,344)	(5,651)	(9,249)
State and local	(9,809)	(707)	(5,928)
Total deferred tax expense	(46,153)	(6,358)	(15,177)
Income tax expense	$62,094	$70,530	$14,595

THE NEW YORK TIMES COMPANY – P. 105

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2022	December 26, 2021
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$67,797	$86,886
Accruals for other employee benefits, compensation, insurance and other	31,335	34,999
Net operating losses(1)	52,522	1,018
Operating lease liabilities	18,403	19,663
Capitalized research and development costs (2)	55,370	—
Other	32,974	31,379
Gross deferred tax assets	$258,401	$173,945
Valuation allowance	(4,258)	(261)
Net deferred tax assets	$254,143	$173,684
Deferred tax liabilities
Property, plant and equipment	$44,698	$38,855
Intangible assets	88,115	7,738
Operating lease right-of-use assets	15,453	16,960
Other	9,514	14,331
Gross deferred tax liabilities	$157,780	$77,884
Net deferred tax asset	$96,363	$95,800
(1) Includes federal tax operating loss carryforwards acquired in connection with The Athletic Media Company acquisition.
(2) As a result of the Tax Cuts and Jobs Act, see Liquidity and Capital Resources section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.
Federal tax operating loss carryforwards acquired in connection with The Athletic Media Company acquisition totaled $47 million as of December 31, 2022. Such losses have remaining lives of up to 15 years.
State tax operating loss carryforwards totaled $6.9 million as of December 31, 2022, and $0.8 million as of December 26, 2021. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives of up to 19 years.
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
We had a valuation allowance totaling $4.3 million as of December 31, 2022, and a valuation allowance totaling $0.3 million as of December 26, 2021, for deferred tax assets primarily associated with net operating losses of U.S. subsidiaries, as we determined these assets were not realizable on a more-likely-than-not basis.
We had an income tax payable of $7.0 million as of December 31, 2022, compared with an income tax payable of $8.2 million as of December 26, 2021.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $6.1 million, $11.5 million and $13.1 million in 2022, 2021 and 2020, respectively.
P. 106 – THE NEW YORK TIMES COMPANY

As of December 31, 2022, and December 26, 2021, Accumulated other comprehensive loss, net of income taxes in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $139 million and $150 million, respectively.
A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Balance at beginning of year	$5,891	$6,737	$10,309
Gross additions to tax positions taken during the current year	1,504	1,389	1,130
Gross additions to tax positions taken during the prior year	73	2,458	133
Gross reductions to tax positions taken during the prior year	—	(150)	(93)
Reductions from settlements with taxing authorities	(1,116)	(3,534)	(3,814)
Reductions from lapse of applicable statutes of limitations	(824)	(1,009)	(928)
Balance at end of year	$5,528	$5,891	$6,737
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $5 million as of both December 31, 2022, and December 26, 2021.
In 2022 and 2021, we recorded a $2.2 million and a $4.8 million income tax benefit, respectively, due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was $1.5 million and $1.4 million as of December 31, 2022, and December 26, 2021, respectively. The total amount of accrued interest and penalties was $0.1 million in 2022, a net benefit of less than $0.1 million in 2021 and a net benefit of $0.7 million in 2020.
With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2013. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards and restricted stock units could impact the diluted shares. The difference between basic and diluted shares was approximately 0.3 million, 0.6 million and 1.1 million as of December 31, 2022, December 26, 2021, and December 27, 2020, respectively. In 2022, 2021 and 2020, dilution resulted primarily from the dilutive effect of our Stock-Based Awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 1.1 million restricted stock units excluded from the computation of diluted earnings per share in 2022 because they were anti-dilutive. There were no anti-dilutive stock options, stock-settled long-term
THE NEW YORK TIMES COMPANY – P. 107

performance awards and restricted stock units excluded from the computation of diluted earnings per share for the years ended 2021 and 2020.
14. Stock-Based Awards
As of December 31, 2022, the Company was authorized to grant stock-based compensation under its 2020 Incentive Compensation Plan (the “2020 Incentive Plan”), which became effective April 22, 2020. The 2020 Incentive Plan replaced the 2010 Incentive Compensation Plan (the “2010 Incentive Plan”). In addition, through April 30, 2014, the Company maintained its 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”).
The Company’s long-term incentive compensation program provides executives the opportunity to earn cash and shares of Class A Common Stock at the end of three-year performance cycles based in part on the achievement of financial goals tied to financial metrics and in part on stock price performance relative to companies in the Standard & Poor’s 500 Stock Index. For performance cycles beginning prior to 2022, the majority of the target award, and for performance cycles beginning in 2022, all of the target award, is to be settled in shares of the Company’s Class A Common Stock. In addition, the Company grants time-vested restricted stock units annually to a number of employees. These are settled in shares of Class A Common Stock.
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
Total stock-based compensation expense included in the Consolidated Statement of Operations is as follows:

(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Cost of revenue	$8,031	$5,218	$4,117
Marketing	1,243	1,283	1,520
Product development	10,875	3,655	1,765
General and administrative	15,157	12,059	7,063
Total stock-based compensation expense	$35,306	$22,215	$14,465
Stock Options
The 2010 Incentive Plan provided, and the 2020 Incentive Plan provides, for grants of both incentive and non-qualified stock options at an exercise price equal to the fair market value (as defined in each plan, respectively) of our Class A Common Stock on the date of grant. No grants of stock options have been made since 2012. Stock options were generally granted with a three-year vesting period and a 10-year term and vest in equal annual installments.
The 2004 Directors’ Plan provided for grants of stock options to non-employee directors at an exercise price equal to the fair market value (as defined in the 2004 Directors’ Plan) of our Class A Common Stock on the date of grant. Prior to 2012, stock options were granted with a one-year vesting period and a 10-year term. No grants of stock options have been made since 2012. The Company’s directors are considered employees for purposes of stock-based compensation.
There were no stock options outstanding as of December 31, 2022. The total intrinsic value for stock options exercised was de minimis in 2022, $13.6 million in 2021 and $21.2 million in 2020.

P. 108 – THE NEW YORK TIMES COMPANY

Restricted Stock Units
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to five years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2022 were as follows:

	December 31, 2022
(Shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of period	891	$42
Granted	1,552	40
Vested	(260)	42
Forfeited	(180)	44
Outstanding at end of period	2,003	$40
Exercisable at end of period	186	$26
Unvested stock-settled restricted stock units at beginning of period	737	$46
Unvested stock-settled restricted stock units at end of period	1,812	$41
Unvested stock-settled restricted stock units expected to vest at end of period	1,607	$42
The intrinsic value of stock-settled restricted stock units vested was $10.4 million in 2022, $15.1 million in 2021 and $9.6 million in 2020. The intrinsic value of stock-settled restricted stock units outstanding was $65.0 million in 2022.
Long-Term Incentive Compensation
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of cash and stock-settled awards to key executives payable at the end of a multi-year performance period.
Prior to 2022, cash-settled awards were granted with three-year performance periods and are based on the achievement of a specified financial performance measure. Cash-settled awards are classified as a liability in our Consolidated Balance Sheets. There were payments of approximately $4 million in 2022, $1 million in 2021 and $4 million in 2020.
Stock-settled awards have been granted with three-year performance periods and are based on relative Total Shareholder Return (“TSR”), which is calculated at stock appreciation plus deemed reinvested dividends, and other performance measures. Stock-settled awards are payable in Class A Common Stock and are classified within equity. The fair value of TSR awards is determined at the date of grant using a Monte Carlo simulation model. The fair value of awards under the other performance measure is determined by the average market price on the grant date.
Unrecognized Compensation Expense
As of December 31, 2022, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $62 million and is expected to be recognized over a weighted-average period of 1.53 years.
Reserved Shares
Any shares issued for the exercise of stock options, vesting of stock-settled restricted stock units and stock-settled performance awards have generally been from unissued reserved shares.
THE NEW YORK TIMES COMPANY – P. 109

Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 31, 2022	December 26, 2021
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	2,003	891
Stock-settled performance awards(1)	1,065	944
Outstanding	3,068	1,835
Available	13,171	14,720
Total Outstanding	3,068	1,835
Total Available(2)	13,171	14,720
(1)The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.
(2)As of December 31, 2022, the 2020 Incentive Plan had approximately 13 million shares of Class A Common Stock available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were canceled, forfeited or otherwise terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan.
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
As of December 31, 2022, and December 26, 2021, there were 780,724 and 781,724 shares, respectively, of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 95% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
In February 2022, the Board of Directors approved a $150.0 million Class A share repurchase program that replaced the previous program, which was approved in 2015. In February 2023, in addition to the remaining 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open-market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
As of December 31, 2022, repurchases under the 2022 authorization totaled approximately $105.1 million (excluding commissions) and approximately $45.0 million remained.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 31, 2022.

P. 110 – THE NEW YORK TIMES COMPANY

The following table summarizes the changes in AOCI by component as of December 31, 2022:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 26, 2021	$3,754	$(385,680)	$(1,276)	$(383,202)
Other comprehensive (loss)/income before reclassifications, before tax	(5,759)	29,301	(9,675)	13,867
Amounts reclassified from accumulated other comprehensive loss, before tax	—	20,665	—	20,665
Income tax (benefit)/expense	(1,495)	13,233	(2,561)	9,177
Net current-period other comprehensive (loss)/income, net of tax	(4,264)	36,733	(7,114)	25,355
Balance as of December 31, 2022	$(510)	$(348,947)	$(8,390)	$(357,847)
The following table summarizes the reclassifications from AOCI for the period ended December 31, 2022:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(2,265)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	22,930	Other components of net periodic benefit costs
Total reclassification, before tax	20,665
Income tax expense	5,473	Income tax expense
Total reclassification, net of tax	$15,192
(1)These AOCI components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Notes 9 and 10 for additional information.
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
On February 1, 2022, the Company acquired The Athletic Media Company (see Note 5 for additional information). Beginning with the first quarter of 2022, the results of The Athletic have been included in the Company’s Consolidated Financial Statements beginning February 1, 2022. The Athletic is a separate reportable segment of the Company. As a result, beginning in the first quarter of 2022, the Company has two reportable segments: The New York Times Group and The Athletic. These segments are evaluated regularly by the Company’s Chief Operating Decision Maker in assessing performance and allocating resources. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Asset information by segment is not a measure of performance used by the Company’s Chief Operating Decision Maker. Accordingly, we have not disclosed asset information by segment.
THE NEW YORK TIMES COMPANY – P. 111

Subscription revenue from our multi-product digital subscription package (or “bundle”) is allocated to The New York Times Group and The Athletic. We allocate revenue first to our digital news product based on its list price and then the remaining bundle revenue is allocated to the other products in the bundle, including The Athletic, based on their relative list price. The direct variable expenses associated with the bundle, which include credit card fees, third-party fees and sales taxes, are allocated to The New York Times Group and The Athletic based on a historical actual percentage of these costs to bundle revenue.

The following tables present segment information:

	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)(1)	(52 weeks)
Revenues
The New York Times Group	$2,222,589	$2,074,877	7.1%
The Athletic	85,732	—	*
Total revenues	$2,308,321	$2,074,877	11.3%
Adjusted operating costs
The New York Times Group	$1,838,784	$1,739,478	5.7%
The Athletic	121,606	—	*
Total adjusted operating costs	$1,960,390	$1,739,478	12.7%
Adjusted operating profit
The New York Times Group	$383,805	$335,399	14.4%
The Athletic	(35,874)	—	*
Total adjusted operating profit	$347,931	$335,399	3.7%
Adjusted operating profit margin % - New York Times Group	17.3%	16.2%	110 bps
(1) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.

P. 112 – THE NEW YORK TIMES COMPANY

Revenues detail by segment
	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)(1)	(52 weeks)
The New York Times Group
Subscription	$1,479,209	$1,362,115	8.6%
Advertising	511,320	497,536	2.8%
Other	232,060	215,226	7.8%
Total	$2,222,589	$2,074,877	7.1%
The Athletic
Subscription	$73,153	$—	*
Advertising	11,968	—	*
Other	611	—	*
Total	$85,732	$—	*
The New York Times Company
Subscription	$1,552,362	$1,362,115	14.0%
Advertising	523,288	497,536	5.2%
Other	232,671	215,226	8.1%
Total	$2,308,321	$2,074,877	11.3%
(1) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.
THE NEW YORK TIMES COMPANY – P. 113

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) detail by segment
	Years Ended		% Change
(In thousands)	December 31, 2022	December 26, 2021	2022 vs. 2021
	(52 weeks and six days)(3)	(52 weeks)
The New York Times Group
Cost of revenue (excluding depreciation and amortization)	$1,135,518	$1,039,568	9.2%
Sales and marketing	243,936	294,947	(17.3)%
Product development	189,027	160,871	17.5%
Adjusted general and administrative(1)	270,303	244,092	10.7%
Total	$1,838,784	$1,739,478	5.7%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$73,415	$—	*
Sales and marketing	23,617	—	*
Product development	15,158	—	*
Adjusted general and administrative(2)	9,416	—	*
Total	$121,606	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$1,208,933	$1,039,568	16.3%
Sales and marketing	267,553	294,947	(9.3)%
Product development	204,185	160,871	26.9%
Adjusted general and administrative	279,719	244,092	14.6%
Total	$1,960,390	$1,739,478	12.7%
(1) Excludes severance of $4.7 million for the 12 months of 2022 and multiemployer pension withdrawal costs of $4.9 million for the 12 months of 2022. Also excludes severance of $0.9 million for the 12 months of 2021 and multiemployer pension withdrawal costs of $5.2 million for the 12 months of 2021.

(2) Excludes $0.2 million of severance for the 12 months of 2022.
(3) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
* Represents a change equal to or in excess of 100% or not meaningful.

P. 114 – THE NEW YORK TIMES COMPANY

17. Leases
Lessee activities
Operating leases
We have operating leases for office space and equipment. For all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Consolidated Balance Sheet as of December 31, 2022, as described below.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Consolidated Balance Sheet	December 31, 2022	December 26, 2021
Operating lease right-of-use assets	Right of use assets	$57,600	$62,567
Current operating lease liabilities	Accrued expenses and other	$9,911	$9,078
Noncurrent operating lease liabilities	Other	59,124	63,614
Total operating lease liabilities		$69,035	$72,692
The total lease cost for operating leases included in operating costs in our Consolidated Statement of Operations was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Operating lease cost	$13,553	$11,926	$11,467
Short term and variable lease cost	1,714	1,575	1,776
Total lease cost	$15,267	$13,501	$13,243
The table below presents additional information regarding operating leases:

(In thousands, except for lease term and discount rate)	December 31, 2022	December 26, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$12,881	$12,254
Right-of-use assets obtained in exchange for operating lease liabilities	$5,970	$19,457
Weighted-average remaining lease term	8.5 years	9.4 years
Weighted-average discount rate	4.45%	3.63%
Maturities of lease liabilities on an annual basis for the Company’s operating leases as of December 31, 2022, were as follows:

(In thousands)	Amount
2023	$12,424
2024	11,142
2025	9,886
2026	8,513
2027	7,793
Later years	33,325
Total lease payments	$83,083
Less: Interest	(14,048)
Present value of lease liabilities	$69,035

THE NEW YORK TIMES COMPANY – P. 115

Lessor activities
Our leases to third parties predominantly relate to office space in the Company Headquarters.
As of December 31, 2022, and December 26, 2021, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment in our Consolidated Balance Sheet was approximately $522 million and $258 million and $516 million and $240 million, respectively. Office space leased to third parties represents approximately 36% of gross square feet of the Company Headquarters.
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement, and recorded a lease receivable of approximately $36 million in Miscellaneous assets in our Consolidated Balance Sheet as of December 31, 2022. The payments associated with the lease are recorded in Interest income and other, net in our Consolidated Statements of Operations.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2022	December 26, 2021	December 27, 2020
Building rental revenue	$28,516	$22,851	$28,516
Maturities of lease payments to be received on an annual basis for the Company’s office space operating leases as of December 31, 2022, were as follows:

(In thousands)	Amount
2023	$29,010
2024	29,053
2025	29,344
2026	29,344
2027	29,337
Later years	72,443
Total building rental revenue from operating leases	$218,531

P. 116 – THE NEW YORK TIMES COMPANY

18. Commitments and Contingent Liabilities
Restricted Cash
We were required to maintain $13.8 million of restricted cash as of December 31, 2022, and $14.3 million of restricted cash as of December 26, 2021, the majority of which is set aside to collateralize workers’ compensation obligations.
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
19. Subsequent Events
Quarterly Dividend and New Share Repurchase Program
In February 2023, our Board of Directors approved a quarterly dividend of $0.11 per share on our Class A and Class B Common Stock, an increase of $0.02 per share from the previous quarter. The dividend is payable on April 20, 2023, to stockholders of record as of the close of business on April 5, 2023.
The Board of Directors also approved a new $250.0 million Class A share repurchase program in February 2023. Shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. There is no expiration date with respect to this authorization. This 2023 $250.0 million authorization is in addition to the amount remaining under the 2022 authorization - see Note 15 for more details.

THE NEW YORK TIMES COMPANY – P. 117

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2022, December 26, 2021, and December 27, 2020:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 31, 2022	$12,374	$11,973	$12,087	$12,260
Year ended December 26, 2021	$13,797	$13,930	$15,353	$12,374
Year ended December 27, 2020	$14,358	$14,783	$15,344	$13,797
(1)Includes write-offs, net of recoveries.
P. 118 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

THE NEW YORK TIMES COMPANY – P. 119

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 1 — Election of Directors,” “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors,” “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2023 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” (other than the section titled “Pay Versus Performance Disclosure”) of our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors,” “The Ochs-Sulzberger Trust” and “Compensation of Executive Officers — Equity Compensation Plan Information” of our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 2 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and including the section titled “Audit and Other Fees” of our Proxy Statement for the 2023 Annual Meeting of Stockholders.
P. 120 – THE NEW YORK TIMES COMPANY

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

Page
Consolidated Schedule for the Three Years Ended December 31, 2022
II – Valuation and Qualifying Accounts	118
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

THE NEW YORK TIMES COMPANY – P. 121

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

P. 122 – THE NEW YORK TIMES COMPANY

Exhibit Number	Description of Exhibit
(10.14)***
Credit Agreement, dated as of July 27, 2022, among The New York Times Company, as borrower, the financial institutions party thereto as Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association and Trust Bank, as Co-Documentation Agents and BOFA Securities, Inc., JPMorgan Chase Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (filed as an Exhibit to the Company’s Form 8-K dated July 28, 2022, and incorporated by reference herein)

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
(10.19)
Form of Restricted Stock Unit Award Agreement for Employees under the Company’s 2020 Incentive Compensation Plan (filed as an Exhibit to the Company’s Form 10-K dated February 25, 2021, and incorporated by reference herein).

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
* Certain identified information has been excluded from this exhibit (indicated by an asterisk above) because it is both (i) not material and (ii) is the type of information that the registrant treats as private or confidential. Information that was omitted has been noted in the exhibit with a placeholder identified by the mark “[***].”

THE NEW YORK TIMES COMPANY – P. 123

** Portions of this exhibit (indicated by two asterisks above) have been omitted and are subject to a confidential treatment order granted by the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
*** Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC on a confidential basis upon request.

ITEM 16. FORM 10-K SUMMARY
None.

P. 124 – THE NEW YORK TIMES COMPANY

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2023

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

Signature	Title	Date
/s/ A.G. Sulzberger	Chairman, Publisher and Director	February 28, 2023
/s/ Meredith Kopit Levien	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2023
/s/ Roland A. Caputo	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2023
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	February 28, 2023
/s/ Amanpal S. Bhutani	Director	February 28, 2023
/s/ Manuel Bronstein	Director	February 28, 2023
/s/ Beth Brooke	Director	February 28, 2023
/s/ Rachel Glaser	Director	February 28, 2023
/s/ Arthur Golden	Director	February 28, 2023
/s/ Hays N. Golden	Director	February 28, 2023
/s/ Brian P. McAndrews	Director	February 28, 2023
/s/ David Perpich	Director	February 28, 2023
/s/ John W. Rogers, Jr.	Director	February 28, 2023
/s/ Doreen Toben	Director	February 28, 2023
/s/ Rebecca Van Dyck	Director	February 28, 2023

THE NEW YORK TIMES COMPANY – P. 125