Form 10-Q
period 2023-03-31
NEW YORK TIMES CO
filed 2023-05-10
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of May 5, 2023 (exclusive of treasury shares):

Class A Common Stock	163,894,533	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 31, 2023 and March 27, 2022	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 31, 2023 and March 27, 2022	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters ended March 31, 2023 and March 27, 2022	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 31, 2023 and March 27, 2022	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures About Market Risk	38
Item	4	Controls and Procedures	39

PART II		Other Information	40
Item	1	Legal Proceedings	40
Item	1A	Risk Factors	40
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item	6	Exhibits	41

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$235,350	$221,385
Short-term marketable securities	139,354	125,972
Accounts receivable (net of allowances of $11,190 in 2023 and $12,260 in 2022)	165,977	217,533
Prepaid expenses	58,357	54,859
Other current assets	35,369	35,926
Total current assets	634,407	655,675
Other assets
Long-term marketable securities	99,703	138,917
Property, plant and equipment (less accumulated depreciation and amortization of $836,579 in 2023 and $823,024 in 2022)	546,305	553,698
Goodwill	415,134	414,046
Intangible assets, net	309,983	317,314
Deferred income taxes	105,912	96,363
Miscellaneous assets	360,843	357,739
Total assets	$2,472,287	$2,533,752
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$122,008	$114,646
Accrued payroll and other related liabilities	99,851	164,564
Unexpired subscriptions revenue	163,590	155,945
Accrued expenses and other	155,005	136,055
Total current liabilities	540,454	571,210
Other liabilities
Pension benefits obligation	221,933	225,300
Postretirement benefits obligation	26,717	26,455
Other	106,393	110,815
Total other liabilities	355,043	362,570
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2023 – 176,662,108; 2022 – 176,288,596 (including treasury shares: 2023 – 12,808,394; 2022 – 12,004,865)	17,666	17,629
Class B – convertible – authorized and issued shares: 2022 – 780,724; 2021 – 780,724	78	78
Additional paid-in capital	255,361	255,515
Retained earnings	1,962,805	1,958,859
Common stock held in treasury, at cost	(306,987)	(276,267)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	144	(510)
Funded status of benefit plans	(347,805)	(348,947)
Net unrealized loss on available-for-sale securities	(6,477)	(8,390)
Total accumulated other comprehensive loss, net of income taxes	(354,138)	(357,847)
Total New York Times Company stockholders’ equity	1,574,785	1,597,967
Noncontrolling interest	2,005	2,005
Total stockholders’ equity	1,576,790	1,599,972
Total liabilities and stockholders’ equity	$2,472,287	$2,533,752
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 31, 2023	March 27, 2022
Revenues
Subscription	$397,542	$371,979
Advertising	106,241	116,270
Other	56,956	49,176
Total revenues	560,739	537,425
Operating costs
Cost of revenue (excluding depreciation and amortization)	306,852	281,365
Sales and marketing	67,034	77,588
Product development	57,062	47,433
General and administrative	81,051	71,357
Depreciation and amortization	20,840	18,686
Total operating costs	532,839	496,429
Acquisition-related costs	—	34,712
Operating profit	27,900	6,284
Other components of net periodic benefit (income)/costs	(685)	1,522
Interest income and other, net	3,173	1,075
Income before income taxes	31,758	5,837
Income tax expense	9,437	1,112
Net income	$22,321	$4,725
Average number of common shares outstanding:
Basic	164,975	167,866
Diluted	165,398	168,257
Basic earnings per share attributable to common stockholders	$0.14	$0.03
Diluted earnings per share attributable to common stockholders	$0.13	$0.03
Dividends declared per share	$0.11	$0.09
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2023	March 27, 2022
Net income	$22,321	$4,725
Other comprehensive income/(loss), before tax:
Gain/(Loss) on foreign currency translation adjustments	848	(2,209)
Pension and postretirement benefits obligation	1,553	5,010
Net unrealized gain/(loss) on available-for-sale securities	2,602	(7,916)
Other comprehensive income/(loss), before tax	5,003	(5,115)
Income tax expense/(benefit)	1,294	(1,380)
Other comprehensive income/(loss), net of tax	3,709	(3,735)
Comprehensive income attributable to common stockholders	$26,030	$990
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended March 31, 2023 and March 27, 2022
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
Net income	—	—	4,725	—	—	4,725	—	4,725
Dividends	—	—	(15,334)	—	—	(15,334)	—	(15,334)
Other comprehensive loss					(3,735)	(3,735)		(3,735)
Issuance of stock-based awards, net of withholding taxes:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested – 127,450 Class A shares	13	(3,784)	—	—	—	(3,771)	—	(3,771)
Performance-based awards - 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share repurchases - 692,800 Class A shares				(29,034)		(29,034)		(29,034)
Stock-based compensation	—	7,054	—	—	—	7,054	—	7,054
Balance, March 27, 2022	$17,704	$227,815	$1,834,734	$(200,245)	$(386,937)	$1,493,071	$2,005	$1,495,076

Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
Net income	—	—	22,321	—	—	22,321	—	22,321
Dividends	—	—	(18,375)	—	—	(18,375)	—	(18,375)
Other comprehensive income	—	—	—	—	3,709	3,709	—	3,709
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested –267,069 Class A shares	27	(7,946)	—	—	—	(7,919)	—	(7,919)
Performance-based awards –106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Share repurchases – 803,529 Class A shares				(30,720)		(30,720)	—	(30,720)
Stock-based compensation	—	10,900	—	—	—	10,900	—	10,900
Balance, March 31, 2023	$17,744	$255,361	$1,962,805	$(306,987)	$(354,138)	$1,574,785	$2,005	$1,576,790

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2023	March 27, 2022
Cash flows from operating activities
Net income	$22,321	$4,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,840	18,685
Amortization of right of use asset	2,490	5,400
Stock-based compensation expense	10,900	7,054
Change in long-term retirement benefit obligations	(6,954)	(4,555)
Other – net	1,330	(11,684)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable – net	51,556	40,930
Other assets	(2,295)	(6,646)
Accounts payable, accrued payroll and other liabilities	(57,103)	(75,571)
Unexpired subscriptions	7,645	7,003
Net cash provided by/(used in) operating activities	50,730	(14,659)
Cash flows from investing activities
Purchases of marketable securities	—	(2,492)
Maturities of marketable securities	28,160	442,895
Business acquisitions, net of cash acquired	—	(515,299)
Capital expenditures	(5,985)	(8,580)
Other – net	—	(533)
Net cash provided by (used in) investing activities	22,175	(84,009)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(15,069)	(11,839)
Payment of contingent consideration	(1,724)	(1,724)
Capital shares:
Proceeds from stock option exercises	—	3
Repurchases	(30,720)	(29,034)
Share-based compensation tax withholding	(11,017)	(9,328)
Net cash used in financing activities	(58,530)	(51,922)
Net increase/(decrease) in cash, cash equivalents and restricted cash	14,375	(150,590)
Effect of exchange rate changes on cash	(262)	(164)
Cash, cash equivalents and restricted cash at the beginning of the period	235,173	334,306
Cash, cash equivalents and restricted cash at the end of the period	$249,286	$183,552

 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2023, and December 31, 2022, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended March 31, 2023, and March 27, 2022. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. First quarter 2022 includes an additional day compared with first quarter 2023 as a result of the recent change in the Company’s fiscal year to the calendar year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2023, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022, have not changed.
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
Advertising revenue is generated principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print in the form of column-inch ads. Advertising revenue is generated primarily from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising as well as preprinted advertising, also known as freestanding inserts. NYTG has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising, podcast, email and video advertisements and open-market programmatic advertising. There is no print advertising revenue generated from The Athletic.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), television and film, retail commerce, our live events business and our student subscription sponsorship program.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2023	As % of total	March 27, 2022	As % of total
Subscription	$397,542	70.9%	$371,979	69.2%
Advertising	106,241	18.8%	116,270	21.5%
Other (1)	56,956	10.3%	49,176	9.3%
Total	$560,739	100.0%	$537,425	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $7 million for the first quarters of 2023 and 2022, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the quarters ended March 31, 2023, and March 27, 2022:

	For the Quarters Ended
(In thousands)	March 31, 2023	As % of total	March 27, 2022	As % of total
Digital-only subscription revenues (1)	$258,768	65.1%	$226,763	61.0%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	125,876	31.7%	131,391	35.3%
Single-copy, NYT International and Other subscription revenues (3)	12,898	3.2%	13,825	3.7%
Subtotal print subscription revenues	138,774	34.9%	145,216	39.0%
Total subscription revenues	$397,542	100.0%	$371,979	100.0%
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
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the quarters ended March 31, 2023, and March 27, 2022:

	For the Quarters Ended
(In thousands)	March 31, 2023	As % of total	March 27, 2022	As % of total
Advertising revenues:
Digital	$61,271	57.7%	$67,014	57.6%
Print	44,970	42.3%	49,256	42.4%
Total advertising	$106,241	100.0%	$116,270	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $211 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $56 million, $68 million and $87 million will be recognized in the remainder of 2023, 2024 and thereafter through 2028, respectively.
Contract Assets
As of March 31, 2023, and December 31, 2022, the Company had $3.8 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $8.8 million and $11.4 million of pre-tax net unrealized losses in Accumulated other comprehensive income (“AOCI”) as of March 31, 2023, and December 31, 2022, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of March 31, 2023, and December 31, 2022:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$75,861	$—	$(2,178)	$73,683
U.S. Treasury securities	32,844	—	(615)	32,229
U.S. governmental agency securities	27,805	—	(679)	27,126
Municipal securities	6,393	—	(77)	6,316
Total short-term AFS securities	$142,903	$—	$(3,549)	$139,354
Long-term AFS securities
Corporate debt securities	$79,998	$—	$(4,010)	$75,988
U.S. Treasury securities	23,981	—	(1,211)	22,770
U.S. governmental agency securities	999	—	(54)	945
Total long-term AFS securities	$104,978	$—	$(5,275)	$99,703

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$52,315	$—	$(1,286)	$51,029
U.S. Treasury securities	45,096	—	(963)	44,133
U.S. governmental agency securities	22,806	—	(722)	22,084
Municipal securities	8,903	—	(177)	8,726
Total short-term AFS securities	$129,120	$—	$(3,148)	$125,972
Long-term AFS securities
Corporate debt securities	115,207	$—	$(6,377)	$108,830
U.S. Treasury securities	25,990	—	(1,576)	24,414
U.S. governmental agency securities	5,999	—	(326)	5,673
Total long-term AFS securities	$147,196	$—	$(8,279)	$138,917

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of March 31, 2023, and December 31, 2022, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$4,034	$(11)	$69,649	$(2,167)	$73,683	$(2,178)
U.S. Treasury securities	—	—	32,229	(615)	32,229	(615)
U.S. governmental agency securities	—	—	27,126	(679)	27,126	(679)
Municipal securities	—	—	6,316	(77)	6,316	(77)
Total short-term AFS securities	$4,034	$(11)	$135,320	$(3,538)	$139,354	$(3,549)
Long-term AFS securities
Corporate debt securities	$555	$(14)	$75,433	$(3,996)	$75,988	$(4,010)
U.S. Treasury securities	286	(7)	22,484	(1,204)	22,770	(1,211)
U.S. governmental agency securities	—	—	945	(54)	945	(54)
Total long-term AFS securities	$841	$(21)	$98,862	$(5,254)	$99,703	$(5,275)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$3,799	$(11)	$47,230	$(1,275)	$51,029	$(1,286)
U.S. Treasury securities	—	—	44,133	(963)	44,133	(963)
U.S. governmental agency securities	—	—	22,084	(722)	22,084	(722)
Municipal securities	—	—	8,726	(177)	8,726	(177)
Total short-term AFS securities	$3,799	$(11)	$122,173	$(3,137)	$125,972	$(3,148)
Long-term AFS securities
Corporate debt securities	$2,004	$(57)	$106,826	$(6,320)	$108,830	$(6,377)
U.S. Treasury securities	282	(9)	24,132	(1,567)	24,414	(1,576)
U.S. governmental agency securities	—	—	5,673	(326)	5,673	(326)
Total long-term AFS securities	$2,286	$(66)	$136,631	$(8,213)	$138,917	$(8,279)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of March 31, 2023, and December 31, 2022, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 31, 2023, and December 31, 2022, we have recognized no losses or allowance for credit losses related to AFS securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 24 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and Intangibles
The changes in the carrying amount of goodwill as of March 31, 2023, and since December 26, 2021, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 26, 2021	$166,360	$—	$166,360
Foreign currency translation	(3,674)	—	(3,674)
Acquisition of The Athletic Media Company	—	249,792	249,792
Measurement period adjustments	—	1,568	1,568
Balance as of December 31, 2022	162,686	251,360	414,046
Foreign currency translation	1,088	—	1,088
Balance as of March 31, 2023	$163,774	$251,360	$415,134
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of March 31, 2023, the gross book value and accumulated amortization of the finite-lived intangible assets were as follows:

(In thousands)	Gross book value	Accumulated amortization	Net book value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(10,936)	$151,682	19.0
Existing subscriber base	136,500	(14,625)	121,875	11.0
Developed technology	38,401	(9,878)	28,523	4.0
Content archive	5,751	(2,826)	2,925	2.6
Total finite-lived intangibles	$343,270	$(38,265)	$305,005	14.2
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $7.3 million and $5.0 million for the first quarters of 2023 and 2022, respectively. The estimated aggregate amortization expense for the remainder of 2023 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2023	$21,985
2024	27,487
2025	27,213
2026	26,960
2027	20,171
Thereafter	181,189
Total amortization expense	$305,005
The aggregate carrying amount of intangible assets of $310.0 million, which includes an indefinite-lived intangible of $5.0 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of March 31, 2023.

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
As of March 31, 2023, and December 31, 2022, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $29.8 million.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $1.7 million and $1.9 million for the first quarters of 2023 and 2022, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022
Interest income	$3,421	$1,222
Interest expense	(248)	(147)
Total interest income and other, net	$3,173	$1,075
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 31, 2023, and March 27, 2022, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 31, 2023	March 27, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$235,350	$169,171
Restricted cash included within miscellaneous assets	13,936	14,381
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$249,286	$183,552
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Revolving Credit Facility
On July 27, 2022, the Company entered into an amendment and restatement of its previous credit facility that, among other changes, increased the committed amount to $350.0 million and extended the maturity date to July 27, 2027 (as amended and restated, the “Credit Facility”). Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates based on our utilization and consolidated leverage ratio. The Credit Facility contains various customary affirmative and negative covenants. In addition, the Company is obligated to pay a quarterly unused commitment fee at an annual rate of 0.20%.
As of March 31, 2023, and December 31, 2022, there was approximately $0.6 million in outstanding letters of credit and the remaining committed amount remains available. As of March 31, 2023, the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized $3.8 million in severance costs in the first quarter of 2023 and no severance costs in the first quarter of 2022, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $7.0 million and $4.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022, respectively.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022:

(In thousands)	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$73,683	$—	$73,683	$—	$51,029	$—	$51,029	$—
U.S. Treasury securities	32,229	—	32,229	—	44,133	—	44,133	—
U.S. governmental agency securities	27,126	—	27,126	—	22,084	—	22,084	—
Municipal securities	6,316	—	6,316	—	8,726	—	8,726	—
Total short-term AFS securities	$139,354	$—	$139,354	$—	$125,972	$—	$125,972	$—
Long-term AFS securities (1)
Corporate debt securities	$75,988	$—	$75,988	$—	$108,830	$—	$108,830	$—
U.S. Treasury securities	22,770	—	22,770	—	24,414	—	24,414	—
U.S. governmental agency securities	945	—	945	—	5,673	—	5,673	—
Total long-term AFS securities	$99,703	$—	$99,703	$—	$138,917	$—	$138,917	$—
Liabilities:
Deferred compensation (2)(3)	$12,513	$12,513	$—	$—	$14,635	$14,635	$—	$—
Contingent consideration (4)	$4,392	$—	$—	$4,392	$5,324	$—	$—	$5,324
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $49.8 million as of March 31, 2023, and $48.4 million as of December 31, 2022. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
(4) The remaining contingent consideration balances (as discussed below) are included in Accrued expenses and other, for the current portion of the liability, and Other non-current liabilities, for the long-term portion of the liability, in our Condensed Consolidated Balance Sheets.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 3 Liabilities
The contingent consideration liability is related to the 2020 acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC and represents contingent payments based on the achievement of certain operational targets, as defined in the acquisition agreement, over the five years following the acquisition. The Company estimated the fair value using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. As the fair value is based on significant unobservable inputs, this is a Level 3 liability.
The following table presents changes in the contingent consideration balances for the quarters ended March 31, 2023, and March 27, 2022:

	Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022
Balance at the beginning of the period	$5,324	$7,450
Payments	(1,724)	(1,724)
Fair value adjustments (1)	792	132
Contingent consideration at the end of the period	$4,392	$5,858
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
The components of net periodic pension (income)/cost were as follows:

	For the Quarters Ended
	March 31, 2023			March 27, 2022
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,417	$—	$1,417	$2,882	$—	$2,882
Interest cost	14,198	2,296	16,494	8,837	1,284	10,121
Expected return on plan assets	(19,122)	—	(19,122)	(13,807)	—	(13,807)
Amortization of actuarial loss	663	890	1,553	3,266	1,643	4,909
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(3,330)	$3,186	$(144)	$692	$2,927	$3,619
During the first quarters of 2023 and 2022, we made pension contributions of $2.0 million and $2.3 million, respectively, to the APP. We expect to make contractual contributions in 2023 of approximately $10 million, which more than satisfy minimum funding requirements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022
Service cost	$8	$12
Interest cost	375	183
Amortization of actuarial loss	486	823
Amortization of prior service credit	—	(236)
Net periodic postretirement benefit cost	$869	$782
NOTE 10. INCOME TAXES
The Company had income tax expense of $9.4 million and $1.1 million in the first quarters of 2023 and 2022, respectively. The Company’s effective tax rates were 29.7% and 19.1% for the first quarters of 2023 and 2022, respectively. The increase in income tax expense was primarily due to higher income in the first quarter of 2023. The increase in the effective tax rate was primarily due to the effect of a decline in the stock price on stock-based awards that settled in the first quarter of 2023.
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
On August 16, 2022, the President signed the Inflation Reduction Act of 2022 (the “IRA”) into law. We do not expect the tax-related provisions of the IRA, which are effective beginning in 2023, to have a material impact on our consolidated financial statements.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares was approximately 0.4 million in each of the first quarters of 2023 and 2022, and resulted primarily from the dilutive effect of our Stock-Based Awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 1.1 million and 0.2 million restricted stock units excluded from the computation of diluted earnings per share in the first quarters of 2023 and 2022, respectively, because they were anti-dilutive. There were no anti-dilutive stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the first quarters of 2023 and 2022.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Share Repurchases
In February 2022, the Board of Directors approved a $150 million Class A share repurchase program that replaced the previous program, which was approved in 2015. In February 2023, in addition to the remaining 2022 authorization, the Board of Directors approved a $250 million Class A share repurchase program. The authorizations provide that shares of Class A

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock may be purchased from time to time as market conditions warrant, through open-market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
As of March 31, 2023, repurchases under these authorizations totaled approximately $135.7 million (excluding commissions) and approximately $264.3 million remained.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of March 31, 2023:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(510)	$(348,947)	$(8,390)	$(357,847)
Other comprehensive income before reclassifications, before tax	848	—	2,602	3,450
Amounts reclassified from accumulated other comprehensive loss, before tax	—	1,553	—	1,553
Income tax expense	194	411	689	1,294
Net current-period other comprehensive income, net of tax	654	1,142	1,913	3,709
Balance as of March 31, 2023	$144	$(347,805)	$(6,477)	$(354,138)
The following table summarizes the reclassifications from AOCI for the quarter ended March 31, 2023:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit (1)	$(486)	Other components of net periodic benefit (income)/costs
Amortization of actuarial loss (1)	2,039	Other components of net periodic benefit (income)/costs
Total reclassification, before tax (2)	1,553
Income tax expense	411	Income tax expense
Total reclassification, net of tax	$1,142
(1) These AOCI components are included in the computation of net periodic benefit (income)/cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended March 31, 2023.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022
Cost of revenue	$2,230	$1,589
Sales and marketing	420	365
Product development	3,884	1,751
General and administrative	4,366	3,349
Total stock-based compensation expense	$10,900	$7,054

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
Since the acquisition of The Athletic in the first quarter of 2022, the Company has had two reportable segments: NYTG and The Athletic. These segments are evaluated regularly by the Company’s Chief Operating Decision Maker in assessing performance and allocating resources. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Asset information by segment is not a measure of performance used by the Company’s Chief Operating Decision Maker. Accordingly, we have not disclosed asset information by segment.
Subscription revenue from our multi-product digital subscription package (or “bundle”) is allocated to NYTG and The Athletic. We allocate revenue first to our digital news product based on its list price and then the remaining bundle revenue is allocated to the other products in the bundle, including The Athletic, based on their relative list price. The direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, are allocated to NYTG and The Athletic based on a historical actual percentage of these costs to bundle revenue.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. As a result, first quarter 2022 results include The Athletic for approximately two months while first quarter 2023 results include the Athletic for the full quarter.
The following tables present segment information:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Revenues
NYTG	$532,092	$525,268	1.3%
The Athletic	28,647	12,157	*
Total revenues	$560,739	$537,425	4.3%
Adjusted operating costs
NYTG	$470,337	$457,543	2.8%
The Athletic	36,427	18,979	91.9%
Total adjusted operating costs	$506,764	$476,522	6.3%
Adjusted operating profit (loss)
NYTG	$61,755	$67,725	(8.8)%
The Athletic	(7,780)	(6,822)	14.0%
Total adjusted operating profit	$53,975	$60,903	(11.4)%
AOP margin % - NYTG	11.6%	12.9%	(130) bps
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues detail by segment
	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
NYTG
Subscription	$373,466	$361,602	3.3%
Advertising	102,090	114,490	(10.8)%
Other	56,536	49,176	15.0%
Total	$532,092	$525,268	1.3%
The Athletic
Subscription	$24,076	$10,377	*
Advertising	4,151	1,780	*
Other	420	—	*
Total	$28,647	$12,157	*
The New York Times Company
Subscription	$397,542	$371,979	6.9%
Advertising	106,241	116,270	(8.6)%
Other	56,956	49,176	15.8%
Total	$560,739	$537,425	4.3%
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) detail by segment
	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$284,931	$269,476	5.7%
Sales and marketing	60,121	74,460	(19.3)%
Product development	51,877	45,179	14.8%
Adjusted general and administrative (1)	73,408	68,428	7.3%
Total	$470,337	$457,543	2.8%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$21,921	$11,889	84.4%
Sales and marketing	6,913	3,128	*
Product development	5,185	2,254	*
Adjusted general and administrative (2)	2,408	1,708	41.0%
Total	$36,427	$18,979	91.9%
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$306,852	$281,365	9.1%
Sales and marketing	67,034	77,588	(13.6)%
Product development	57,062	47,433	20.3%
Adjusted general and administrative	75,816	70,136	8.1%
Total	$506,764	$476,522	6.3%
(1) Excludes severance of $3.3 million and multiemployer pension withdrawal costs of $1.5 million for the first quarter of 2023, respectively. Excludes multiemployer pension withdrawal costs of $1.2 million first quarter 2022.

(2) Excludes $0.5 million of severance for the first quarter of 2023.
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Operating costs	$532,839	$496,429	7.3%
Less:
Depreciation and amortization	20,840	18,686	11.5%
Severance	3,780	—	*
Multiemployer pension plan withdrawal costs	1,455	1,221	19.2%
Adjusted operating costs	$506,764	$476,522	6.3%
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Operating profit	$27,900	$6,284	*
Add:
Depreciation and amortization	20,840	18,686	11.5%
Severance	3,780	—	*
Multiemployer pension plan withdrawal costs	1,455	1,221	19.2%
Special items:
Acquisition-related costs	—	34,712	*
Adjusted operating profit	$53,975	$60,903	(11.4)%
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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multi-product bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our headquarters (the “Company Headquarters”), television and film, retail commerce, our live events business and our student subscription sponsorship program.
Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from our consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that exclude depreciation, amortization, severance, non-operating retirement costs, and certain identified special items, as applicable. In addition, we present our free cash flow, defined as net cash provided by operating activities less capital expenditures. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read in conjunction with financial information presented on a GAAP basis. For further information and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “— Results of Operations — Non-GAAP Financial Measures.”
First quarter 2022 includes an additional day compared with first quarter 2023 as a result of the recent change in the Company’s fiscal year to the calendar year.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. As a result, first quarter 2022 results included The Athletic for approximately two months, while first quarter 2023 results include The Athletic for the full quarter.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.

Financial Highlights
•Operating profit increased to $27.9 million in the first quarter of 2023, compared with $6.3 million in the first quarter of 2022. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) decreased 11.4% to $54.0 million in the first quarter of 2023, compared with $60.9 million in the first quarter of 2022. The increase in operating profit was primarily attributable to the impact of acquisition-related charges taken in the prior year and higher digital subscription and other revenues, which were partially offset by higher operating costs and lower advertising revenues. Adjusted operating profit (which among other adjustments exclude the impact of the acquisition-related charges) decreased as higher digital subscription and other revenues were more than offset by higher adjusted operating costs and lower advertising revenues. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 5.0% in the first quarter of 2023, compared with 1.2% in the first quarter of 2022. Adjusted operating profit margin (adjusted operating profit expressed as a percentage of revenues) decreased to 9.6% in the first quarter of 2023, compared with 11.3% in the first quarter of 2022.
•Total revenues increased 4.3% to $560.7 million in the first quarter of 2023 from $537.4 million in the first quarter of 2022.
•Total subscription revenues increased 6.9% to $397.5 million in the first quarter of 2023 from $372.0 million in the first quarter of 2022. Digital-only subscription revenues increased 14.1% to $258.8 million in the first quarter of 2023 from $226.8 million in the first quarter of 2022. Paid digital-only subscribers totaled approximately 9.02 million at the end of the first quarter of 2023, a net increase of 190,000 compared with the end of the fourth quarter of 2022 and a net increase of 790,000 compared with the end of the first quarter of 2022.
•Total advertising revenues decreased 8.6% to $106.2 million in the first quarter of 2023 from $116.3 million in the first quarter of 2022, due to decreases of approximately $5.7 million and $4.3 million in digital and print advertising revenues, respectively.
•Operating costs increased 7.3% to $532.8 million in the first quarter of 2023 from $496.4 million in the first quarter of 2022. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 6.3% to $506.8 million in the first quarter of 2023 from $476.5 million in the first quarter of 2022.
•Operating costs that we refer to as “technology costs,” consisting of product development costs as well as components of costs of revenues and general and administrative costs, increased 19.7% to $105.2 million compared with $87.9 million in the first quarter of 2022.
•Diluted earnings per share were $0.13 and $0.03 for the first quarters of 2023 and 2022, respectively. The increase in diluted EPS was primarily driven by the impact from acquisition-related costs in the first quarter of 2022. Diluted earnings per share excluding severance, non-operating retirement costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.19 and $0.21 for the first quarters of 2023 and 2022, respectively.

Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. Our competitors include information providers and distributors, as well as news aggregators, search engines and social media platforms. Competition among these companies is robust, and new competitors can quickly emerge. We have designed our strategy to take advantage of both the challenges and opportunities presented by this period of transformation in our industry.
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
We believe the macroeconomic environment has had and may continue to have an adverse impact on both digital and print advertising spend.
We are experiencing a competitive labor market and pressure on compensation and benefit costs for certain employees, mainly in technology roles. In addition, although we have not seen a significant impact from inflation on our recent financial results to date, if it remains at current levels, or increases, for an extended period, our employee-related costs are likely to increase. Our printing and distribution costs also have been impacted and may be further impacted by inflation and higher costs, including those associated with raw materials, delivery costs and/or utilities.
We actively monitor industry trends, economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Revenues
Subscription	$397,542	$371,979	6.9%
Advertising	106,241	116,270	(8.6)%
Other	56,956	49,176	15.8%
Total revenues	560,739	537,425	4.3%
Operating costs
Cost of revenue (excluding depreciation and amortization)	306,852	281,365	9.1%
Sales and marketing	67,034	77,588	(13.6)%
Product development	57,062	47,433	20.3%
General and administrative	81,051	71,357	13.6%
Depreciation and amortization	20,840	18,686	11.5%
Total operating costs	532,839	496,429	7.3%
Acquisition-related costs	—	34,712	*
Operating profit	27,900	6,284	*
Other components of net periodic benefit (income)/costs	(685)	1,522	*
Interest income and other, net	3,173	1,075	*
Income before income taxes	31,758	5,837	*
Income tax expense	9,437	1,112	*
Net income	$22,321	$4,725	*
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
Subscription revenues increased 6.9% in the first quarter of 2023 compared with the same prior-year period, primarily due to growth in the number of subscribers to the Company’s digital-only products, the large number of subscribers whose introductory promotional subscriptions have graduated to higher prices, subscribers who have upgraded to our digital subscription bundle package and higher revenues from The Athletic stand-alone subscriptions due to the impact from the additional month of The Athletic in 2023. The increase in digital subscription revenue was partially offset by a decrease in print subscription revenue. This decrease was primarily attributable to declines in domestic home delivery revenue of 4.2% in the first quarter of 2023 due to a decrease in the number of print subscriptions driven by secular trends, partially offset by an increase in domestic home delivery prices. There is no print subscription revenue generated from The Athletic.
The Company ended the first quarter of 2023 with approximately 9.73 million paid subscribers across its print and digital products. Of the 9.73 million, approximately 9.02 million were paid digital-only subscribers.
There was a net increase of 190,000 digital-only subscribers compared with the end of the fourth quarter of 2022. Compared with the end of the first quarter of 2022, there was a net increase of 790,000 digital-only subscribers.
Print domestic home delivery subscribers totaled approximately 710,000 at the end of the first quarter of 2023, a net decrease of 20,000 subscribers compared with the end of the fourth quarter of 2022 and a net decrease of 70,000 subscribers compared with the end of the first quarter of 2022.
The following table summarizes digital and print subscription revenues for the first quarters of 2023 and 2022:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Digital-only subscription revenues (1)	$258,768	$226,763	14.1%
Print subscription revenues:
Domestic home delivery subscription revenues (2)	125,876	131,391	(4.2)%
Single-copy, NYT International and Other subscription revenues (3)	12,898	13,825	(6.7)%
Subtotal print subscription revenues	138,774	145,216	(4.4)%
Total subscription revenues	$397,542	$371,979	6.9%
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

We offer a digital subscription package (or “bundle”) that includes access to our digital news product as well as The Athletic and our Cooking, Games and Wirecutter products. We also offer standalone digital subscriptions to our digital news product, as well as to The Athletic, and our Cooking, Games, Audm and Wirecutter products. The Company has set out below the number of digital-only, print and total subscribers to the Company’s products as well as certain additional metrics, including ARPU. A digital-only subscriber is defined as a subscriber who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s digital products.
The following table summarizes digital and print subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	March 31, 2023	December 31, 2022	September 25, 2022	June 26, 2022	March 27, 2022
Digital-only subscribers(1)	9,020	8,830	8,590	8,410	8,230
Print subscribers(2)	710	730	740	760	780
Total subscribers(3)	9,730	9,550	9,330	9,170	9,010
(1) Subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Cooking, Games and Wirecutter products. Subscribers with a paid domestic home-delivery print subscription to The New York Times are excluded. The number of digital-only subscribers includes group corporate and group education subscriptions (which collectively represented approximately 5% of paid digital-only subscribers as of the first quarter of 2023). The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

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

(3) The sum of individual metrics may not always equal total amounts indicated due to rounding.
The following table summarizes supplementary subscriber metrics as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands except for ARPU)	March 31, 2023	December 31, 2022	September 25, 2022	June 26, 2022	March 27, 2022
Digital-only subscriber ARPU(1)	$9.04	$8.93	$8.87	$8.83	$9.13
Digital-only bundle and multiproduct subscribers(2)	3,020	2,500	2,130	1,980	1,835
Digital-only subscribers with News(3)	6,540	6,370	6,210	6,140	6,101
Digital-only subscribers with The Athletic(4)	3,270	2,680	2,290	1,690	1,216
(1) “Digital-only subscriber Average Revenue per User” or “Digital-only subscriber ARPU” is calculated by dividing the average monthly digital subscription revenue (calculated by dividing digital subscription revenue in the quarter by the number of days in the quarter divided by 28 to reflect a 28-day billing cycle) in the measurement period by the average number of digital subscribers during the period.

(2) Subscribers with a digital bundle or paid digital-only subscriptions that include access to two or more of the Company’s products, including through separate standalone subscriptions.
(3) Subscribers with a paid digital-only subscription that includes the ability to access the Company’s digital news product.
(4) Subscribers with a paid digital-only subscription that includes the ability to access The Athletic. In June 2022, we provided all bundle subscribers with the ability to access The Athletic.

The following table summarizes digital and print subscriptions as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	March 31, 2023	December 31, 2022	September 25, 2022	June 26, 2022	March 27, 2022
Digital-only subscriptions (1)	10,380	10,260	10,020	9,810	9,579
Print subscriptions (2)	700	720	730	750	770
Total subscriptions (3)	11,080	10,980	10,750	10,560	10,349
(1) Paid digital-only subscriptions to our news product, as well as The Athletic and our Cooking, Games, Audm and Wirecutter products. Standalone subscriptions to these products are counted separately and bundle subscriptions are counted as one subscription. The number of paid digital-only subscriptions includes group corporate and group education subscriptions (which collectively represented approximately 4% of paid digital-only subscriptions as of the first quarter of 2023). The number of group subscriptions is derived using the value of the relevant contract and a discounted subscription rate.

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
Q1 2023
0.7
9.0
9.7

Subscription Revenues (1)
($ millions)
Print domestic home delivery (2)
Print Other (4)
Digital-only
Period
2019
525
99
460
1,084
2020
529
68
598
1,195
2021
529
59
774
1,362
2022
517
56
979
1,552
YTD 2022
131
14
227
372
YTD 2023
126
13
259
398

(1) Amounts may not add due to rounding.
(2) Includes access to some of our digital products.
(3) Includes Book Review, Mail and Large Type Weekly subscribers. Revenue from these subscribers is primarily included in print domestic home delivery and print other revenues.
(4) Print Other includes single-copy, NYT International and other subscription revenues.

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video ads, and in print in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. NYTG has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising, podcast, video and email advertisements and open-market programmatic advertising. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic.
The following table summarizes digital and print advertising revenues for the first quarters 2023 and 2022:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Advertising revenues:
Digital	$61,271	$67,014	(8.6)%
Print	44,970	49,256	(8.7)%
Total advertising	$106,241	$116,270	(8.6)%
Digital advertising revenues, which represented 57.7% of total advertising revenues in the first quarter of 2023, decreased $5.7 million, or 8.6%, to $61.3 million compared with $67.0 million in the same prior-year period. The decrease was primarily a result of lower revenues from our podcasts and creative services, partially offset by the addition of digital advertising revenue from The Athletic. Core digital advertising revenue decreased $3.0 million due to a decrease in podcast advertising revenues, partially offset by an increase in direct-sold display advertising. Direct-sold display impressions increased 72%, while the average rate decreased 29%. Other digital advertising revenue decreased $2.7 million, primarily due to a 55.7% decrease in creative services fees, partially offset by 5.2% increase in open-market programmatic advertising revenue. Programmatic impressions increased by 24%, while the average rate decreased 24%. We believe the macroeconomic environment adversely impacted digital advertising spend.
Print advertising revenues, which represented 42.3% of total advertising revenues in the first quarter of 2023, decreased $4.3 million, or 8.7%, to $45.0 million compared with $49.3 million in the same prior-year period. The decrease was primarily in the media, advocacy, finance and technology categories, partially offset by growth in the luxury category. Print advertising revenue was impacted by secular trends and in addition, we believe the macroeconomic environment adversely impacted print advertising spend.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, television and film, retail commerce, our live events business and our student subscription sponsorship program. Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue, digital licensing revenue and our student subscription sponsorship program, totaled $26.1 million and $25.8 million for the first quarters of 2023 and 2022, respectively. Building rental revenue from the leasing of floors in the Company Headquarters totaled $7.3 million and $7.1 million in the first quarters of 2023 and 2022, respectively.
Other revenues increased 15.8% in the first quarter of 2023 compared with the same prior-year period, primarily as a result of higher revenues from television and film, licensing, and commercial printing.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization) (1)	$306,852	$281,365	9.1%
Sales and marketing	67,034	77,588	(13.6)%
Product development (1)	57,062	47,433	20.3%
General and administrative (1)	81,051	71,357	13.6%
Depreciation and amortization	20,840	18,686	11.5%
Total operating costs	$532,839	$496,429	7.3%
(1) Technology costs, which include product development costs and certain components of cost of revenue and general and administrative costs as described below, increased 19.6% to $105.2 million compared with $97.9 million in the same prior-year period.

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
Cost of revenue increased in the first quarter of 2023 by $25.5 million, or 9.1%, compared with the same prior-year period. The increase is largely due to higher journalism costs of $20.4 million, higher digital content delivery costs of $3.9 million, higher subscriber servicing costs of $2.5 million, higher print production and distribution costs of $1.2 million, partially offset by lower advertising servicing costs of $2.5 million. The increase in journalism costs was largely due to growth in the number of employees who work in our newsrooms and the impact from the additional month of The Athletic costs in 2023. The increase in digital content delivery costs was primarily due to an increase in the number of employees and higher cloud-related costs. The increase in subscriber servicing costs was largely due to an increase in the number of employees, as well as the impact from the additional month of The Athletic costs in 2023. The increase in print production and distribution costs was primarily due to an increase in newsprint pricing and increased commercial printing activity. Advertising servicing costs decreased primarily due to a decrease in the number of employees. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 18.6% to $29.0 million compared with $24.5 million in the same prior-year period due to the growth in the number of employees and increases in cloud-related costs.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the first quarter of 2023 decreased by $10.6 million, or 13.6%, compared with the same prior-year period. The decrease is primarily due to lower media expenses at NYTG, partially offset by the impact of the additional month of The Athletic costs in 2023 and higher sales and marketing costs at The Athletic.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased 31.4% to $31.8 million in the first quarter of 2023 from $46.3 million in the first quarter of 2022 largely as a result of lower brand marketing expenses at NYTG, partially offset by the inclusion of The Athletic.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the first quarter of 2023 increased by $9.6 million, or 20.3%, compared with the same prior-year period. The increase was largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives and the impact from the additional month of The Athletic costs in 2023.

General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the first quarter of 2023 increased by $9.7 million, or 13.6%, compared with the same prior-year period. The increase is primarily due to the growth in the number of employees as well as higher severance expense, primarily in the general and administrative functions, and higher building operations and maintenance costs in our Company Headquarters. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 19.5% to $19.1 million compared with $16.0 million in the same prior-year period.
Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2023 increased $2.2 million, or 11.5%, compared with the same prior-year period. The increase is due to the impact from the additional month of The Athletic costs in 2023.
Segment Information
Since the acquisition of The Athletic in the first quarter of 2022, we have had two reportable segments: NYTG and The Athletic. Management, including our President and Chief Executive Officer (who is our Chief Operating Decision Maker), uses adjusted operating profit by segment (as defined below) in assessing performance and allocating resources. We include in our presentation revenues and adjusted operating costs (as defined below) to arrive at adjusted operating profit by segment. See “Non-GAAP Financial Measures” below for more information on adjusted operating costs and adjusted operating profit.
Subscription revenue from our digital subscription package (or “bundle”) is allocated to NYTG and The Athletic. We allocate revenue first to our digital news product based on its list price and then the remaining bundle revenue is allocated to the other products in the bundle, including The Athletic, based on their relative list price. The direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, are allocated to NYTG and The Athletic based on a historical actual percentage of these costs to bundle revenue.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. As a result, first quarter 2022 results include The Athletic for approximately two months while first quarter 2023 results include the Athletic for the full quarter.

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Revenues
NYTG	$532,092	$525,268	1.3%
The Athletic	28,647	12,157	*
Total revenues	$560,739	$537,425	4.3%
Adjusted operating costs
NYTG	$470,337	$457,543	2.8%
The Athletic	36,427	18,979	91.9%
Total adjusted operating costs	$506,764	$476,522	6.3%
Adjusted operating profit
NYTG	$61,755	$67,725	(8.8)%
The Athletic	(7,780)	(6,822)	14.0%
Total adjusted operating profit	$53,975	$60,903	(11.4)%
Adjusted operating profit margin % - NYTG	11.6%	12.9%	(130) bps
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
NYTG
Subscription	$373,466	$361,602	3.3%
Advertising	102,090	114,490	(10.8)%
Other	56,536	49,176	15.0%
Total	$532,092	$525,268	1.3%
The Athletic
Subscription	$24,076	$10,377	*
Advertising	4,151	1,780	*
Other	420	—	*
Total	$28,647	$12,157	*
NYTG
Subscription	$397,542	$371,979	6.9%
Advertising	106,241	116,270	(8.6)%
Other	56,956	49,176	15.8%
Total	$560,739	$537,425	4.3%
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) details by segment
	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$284,931	$269,476	5.7%
Sales and marketing	60,121	74,460	(19.3)%
Product development	51,877	45,179	14.8%
Adjusted general and administrative (1)	73,408	68,428	7.3%
Total	$470,337	$457,543	2.8%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$21,921	$11,889	84.4%
Sales and marketing	6,913	3,128	*
Product development	5,185	2,254	*
Adjusted general and administrative (2)	2,408	1,708	41.0%
Total	$36,427	$18,979	91.9%
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$306,852	$281,365	9.1%
Sales and marketing	67,034	77,588	(13.6)%
Product development	57,062	47,433	20.3%
Adjusted general and administrative (1)	75,816	70,136	8.1%
Total	$506,764	$476,522	6.3%
(1) Excludes severance of $3.3 million for the first quarter of 2023 and multiemployer pension withdrawal costs of $1.5 million and $1.2 million for the first quarters of 2023 and 2022, respectively.
(2) Excludes $0.5 million of severance for the first quarter of 2023.
* Represents a change equal to or in excess of 100% or not meaningful.

The New York Times Group
NYTG revenues grew 1.3% in the first quarter of 2023 to $532.1 million from $525.3 million in the first quarter of 2022. Subscription revenues increased 3.3% to $373.5 million from $361.6 million in the first quarter of 2022 due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues decreased 10.8% to $102.1 million from $114.5 million in the first quarter of 2022 due to lower digital advertising revenues, primarily a result of lower revenues from our podcasts and creative services and lower print advertising revenues, primarily in the media, advocacy, finance and technology categories, partially offset by growth in the luxury category. Print advertising revenue was impacted by secular trends. In addition, we believe the macroeconomic environment adversely impacted both digital and print advertising spend.
NYTG adjusted operating costs grew 2.8% in the first quarter of 2023 to $470.3 million from $457.5 million in the first quarter of 2022. The increase in costs was primarily related to growth in the numbers of employees who work in the newsroom as well as higher product development and general and administrative costs, partially offset by lower sales and marketing costs.
NYTG adjusted operating profit decreased 8.8% in the first quarter of 2023 to $61.8 million from $67.7 million in the first quarter of 2022 primarily as a result of higher adjusted operating costs and lower advertising revenues, partially offset by higher digital subscription and other revenues.
The Athletic
The Athletic revenues grew in the first quarter of 2023 to $28.6 million from $12.2 million in the first quarter of 2022. Subscription revenues increased to $24.1 million from $10.4 million in the first quarter of 2022, primarily due to growth in digital-only subscribers with The Athletic and the impact from the additional month of revenues in 2023. Advertising revenues increased to $4.2 million from $1.8 million in the first quarter of 2022, primarily due to the launch of display advertising in the third quarter of 2022.
The Athletic adjusted operating costs increased $17.4 million in the first quarter of 2023 to $36.4 million from $19.0 million in the first quarter of 2022, largely due to the impact from the additional month of costs in 2023 and higher cost of revenue, which is primarily due to higher journalism costs related to growth in the number of employees who work in the newsroom.
The Athletic adjusted operating loss increased 14.0% to $7.8 million in the first quarter of 2023 from $6.8 million in the first quarter of 2022, primarily as a result of higher adjusted operating costs, which were not fully offset by higher revenues. Both costs and revenues were impacted by the additional month of results in 2023.

NON-OPERATING ITEMS
Other Components of Net Periodic Benefit (Income)/Costs
See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding other components of net periodic benefit (income)/costs.
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
NON-GAAP FINANCIAL MEASURES
We have included in this report certain supplemental financial information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Specifically, we have referred to the following non-GAAP financial measures in this report:
•diluted earnings per share excluding severance, non-operating retirement costs and the impact of special items (or adjusted diluted earnings per share);
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

There were no special items in the first quarter of 2023.
The special items in 2022 consisted of:
•a $34.7 million pre-tax charge ($25.4 million or $0.15 per share after tax) in the first quarter related to the acquisition of The Athletic. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic stock options, and legal, accounting, financial advisory and integration planning expenses.
We have included these non-GAAP financial measures because management reviews them on a regular basis and uses them to evaluate and manage the performance of our operations. We believe that, for the reasons outlined below, these non-GAAP financial measures provide useful information to investors as a supplement to reported diluted earnings/(loss) per share, operating profit/(loss) and operating costs. However, these measures should be evaluated only in conjunction with the comparable GAAP financial measures and should not be viewed as alternative or superior measures of GAAP results.
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
Excluded from our non-GAAP financial measures are non-operating retirement costs which are primarily tied to financial market performance and changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
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

Reconciliation of diluted earnings per share excluding severance, non-operating retirement costs and special items (or adjusted diluted earnings per share)
	For the Quarters Ended
	March 31, 2023	March 27, 2022	% Change
Diluted earnings per share	$0.13	$0.03	*
Add:
Amortization of acquired intangible assets	0.04	0.03	33.3%
Severance	0.02	—	*
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—
Other components of net periodic benefit (income)/costs	—	0.01	*
Special items:
Acquisition-related costs	—	0.21	*
Income tax expense of adjustments	(0.02)	(0.07)	(71.4)%
Adjusted diluted earnings per share(1)	$0.19	$0.21	(9.5)%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Operating profit	$27,900	$6,284	*
Add:
Depreciation and amortization	20,840	18,686	11.5%
Severance	3,780	—	*
Multiemployer pension plan withdrawal costs	1,455	1,221	19.2%
Special items:
Acquisition-related costs	—	34,712	*
Adjusted operating profit	$53,975	$60,903	(11.4)%
Divided by:
Revenue	560,739	537,425	4.3%
Operating profit margin	5.0%	1.2%	380 bps
Adjusted operating profit margin	9.6%	11.3%	(170) bps
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Operating costs	$532,839	$496,429	7.3%
Less:
Depreciation and amortization	20,840	18,686	11.5%
Severance	3,780	—	*
Multiemployer pension plan withdrawal costs	1,455	1,221	19.2%
Adjusted operating costs	$506,764	$476,522	6.3%
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 31, 2023, we had cash, cash equivalents and short- and long-term marketable securities of $474.4 million. Our cash and marketable securities balances between December 31, 2022, and March 31, 2023, decreased primarily due to incentive compensation payments, share repurchases, dividend payments and share-based compensation withholding tax payments, partially offset by higher net income and higher cash collections from accounts receivable.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2023, the Board of Directors approved an increase in the quarterly dividend to $0.11 per share, which was paid in April 2023. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the existing $150 million authorization approved in February 2022. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of March 31, 2023, and May 5, 2023, repurchases under these authorizations totaled approximately $135.7 million (excluding commissions), respectively, and approximately $264.3 million remained.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022	% Change
Operating activities	$50,730	$(14,659)	*
Investing activities	$22,175	$(84,009)	*
Financing activities	$(58,530)	$(51,922)	12.7%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first quarter of 2023 compared with the same prior-year period primarily due to lower cash payments for incentive compensation, higher net income (which in 2022 was impacted by a payment related to the acceleration of Athletic stock options in connection with the acquisition) and higher cash collections from accounts receivable.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash provided by investing activities in the first quarter of 2023 was primarily related to $28.2 million maturities of marketable securities, partially offset by capital expenditures of $6.0 million.

Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first quarter of 2023 was primarily related to share repurchases of $30.7 million (excluding commissions), dividend payments of $15.1 million and share-based compensation tax withholding payments of $11.0 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Quarters Ended
(In thousands)	March 31, 2023	March 27, 2022
Net cash provided by operating activities	$50,730	$(14,659)
Less: Capital expenditures	(5,985)	(8,580)
Free cash flow	$44,745	$(23,239)
Free cash flow in the first quarter of 2022 was negatively impacted by a one-time payment related to the acceleration of The Athletic Media Company stock options in connection with the acquisition.
Restricted Cash
We were required to maintain $13.9 million of restricted cash as of March 31, 2023, and $13.8 million as of December 31, 2022, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $6 million and $10 million in the first quarter of 2023 and 2022, respectively. The decrease in capital expenditures in 2023 was primarily driven by higher expenditures in the prior year related to improvements in our headquarters building. The cash payments related to capital expenditures totaled approximately $6 million and $9 million in the first quarters of 2023 and 2022, respectively.
Revolving Credit Facility
On July 27, 2022, we entered into a $350.0 million five-year unsecured revolving credit facility that amended and restated a prior facility (as amended and restated, the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of March 31, 2023, and December 31, 2022 there was approximately $0.6 million, respectively in outstanding letters of credit and the remaining committed amount remains available. As of March 31, 2023, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 31, 2023, our critical accounting policies have not changed from December 31, 2022.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: significant competition in all aspects of our business; our ability to grow the size and profitability of our subscriber base; our dependence on user and other metrics that are subject to inherent challenges in measurement; numerous factors that affect our advertising revenues, including market dynamics, evolving digital advertising trends and the evolution of our strategy; economic, market, public health (including Covid-19-related) and geopolitical conditions or other events; damage to our brand or reputation; significant disruptions in our newsprint supply chain or newspaper printing and distribution channels or a significant increase in the costs to print and distribute our newspaper; risks associated with the international scope of our business and foreign operations; risks associated with environmental, social and governance matters and any related reporting obligations; adverse results from litigation or governmental investigations; risks associated with acquisitions (including The Athletic), divestitures, investments and similar transactions; the risks and challenges associated with investments we make in new and existing products and services; risks associated with attracting and maintaining a talented and diverse workforce; the impact of labor negotiations and agreements; potential limits on our operating flexibility due to the nature of significant portions of our expenses; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; our ability to improve and scale our technical and data infrastructure; security incidents and other network and information systems disruptions; our ability to comply with laws and regulations with respect to privacy, data protection and consumer marketing practices; payment processing risk; defects, delays or interruptions in the cloud-based hosting services we utilize; our ability to protect our intellectual property; claims against us of intellectual property infringement; our ability to meet our publicly announced guidance and/or targets; the effects of restrictions on our operations as a result of the terms of our credit facility; our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2022, details our disclosures about market risk. As of March 31, 2023, there were no material changes in our market risks from December 31, 2022.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, we implemented a new cloud-based financial system and migrated our general ledger, fixed assets, accounts payable and reporting processes onto the new system. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system.
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
In February 2023, in addition to the amount remaining under the 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of March 31, 2023, repurchases under these authorizations totaled approximately $135.7 million (excluding commissions) and approximately $264.3 million remained.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	183,629	$33.82	183,629	$38,800,000
February 1, 2023 - February 28, 2023	619,900	$38.33	619,900	$264,302,000
March 1, 2023 - March 31, 2023	—	$—	—	$264,302,000
Total for the first quarter of 2023	803,529	$38.23	803,529	$264,302,000

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 10, 2023	/s/ Roland A. Caputo
Roland A. Caputo Executive Vice President and Chief Financial Officer (Principal Financial Officer)