Form 10-Q
period 2023-06-30
NEW YORK TIMES CO
filed 2023-08-08
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of August 4, 2023 (exclusive of treasury shares):

Class A Common Stock	163,558,450	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 30, 2023 and June 26, 2022	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 30, 2023 and June 26, 2022	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and six months ended June 30, 2023 and June 26, 2022	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2023 and June 26, 2022	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures About Market Risk	43
Item	4	Controls and Procedures	44

PART II		Other Information	45
Item	1	Legal Proceedings	45
Item	1A	Risk Factors	45
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item	5	Other Information	45
Item	6	Exhibits	46

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$245,630	$221,385
Short-term marketable securities	171,223	125,972
Accounts receivable (net of allowances of $11,011 in 2023 and $12,260 in 2022)	158,991	217,533
Prepaid expenses	60,904	54,859
Other current assets	38,026	35,926
Total current assets	674,774	655,675
Other assets
Long-term marketable securities	93,520	138,917
Property, plant and equipment (less accumulated depreciation and amortization of $848,849 in 2023 and $823,024 in 2022)	531,117	553,698
Goodwill	415,181	414,046
Intangible assets, net	302,652	317,314
Deferred income taxes	115,887	96,363
Miscellaneous assets	345,938	357,739
Total assets	$2,479,069	$2,533,752
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$110,830	$114,646
Accrued payroll and other related liabilities	138,907	164,564
Unexpired subscriptions revenue	156,996	155,945
Accrued expenses and other	125,319	136,055
Total current liabilities	532,052	571,210
Other liabilities
Pension benefits obligation	219,521	225,300
Postretirement benefits obligation	26,930	26,455
Other	93,346	110,815
Total other liabilities	339,797	362,570
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2023 – 176,724,250; 2022 – 176,288,596 (including treasury shares: 2023 – 13,165,882; 2022 – 12,004,865)	17,673	17,629
Class B – convertible – authorized and issued shares: 2022 – 780,724; 2021 – 780,724	78	78
Additional paid-in capital	267,975	255,515
Retained earnings	1,991,029	1,958,859
Common stock held in treasury, at cost	(319,858)	(276,267)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	358	(510)
Funded status of benefit plans	(346,663)	(348,947)
Net unrealized loss on available-for-sale securities	(5,377)	(8,390)
Total accumulated other comprehensive loss, net of income taxes	(351,682)	(357,847)
Total New York Times Company stockholders’ equity	1,605,215	1,597,967
Noncontrolling interest	2,005	2,005
Total stockholders’ equity	1,607,220	1,599,972
Total liabilities and stockholders’ equity	$2,479,069	$2,533,752
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Revenues
Subscription	$409,590	$383,619	$807,132	$755,598
Advertising	117,770	117,379	224,011	233,649
Other	63,493	54,682	120,449	103,858
Total revenues	590,853	555,680	1,151,592	1,093,105
Operating costs
Cost of revenue (excluding depreciation and amortization)	309,923	300,583	616,775	581,948
Sales and marketing	62,241	62,769	129,275	140,357
Product development	56,047	50,822	113,109	98,255
General and administrative	72,273	69,141	153,324	140,498
Depreciation and amortization	21,858	20,704	42,698	39,390
Total operating costs	522,342	504,019	1,055,181	1,000,448
Acquisition-related costs	—	—	—	34,712
Lease-related impairment charge	12,736	—	12,736	—
Operating profit	55,775	51,661	83,675	57,945
Other components of net periodic benefit (income)/costs	(684)	1,624	(1,369)	3,146
Interest income and other, net	4,517	35,604	7,690	36,679
Income before income taxes	60,976	85,641	92,734	91,478
Income tax expense	14,402	23,864	23,839	24,976
Net income	$46,574	$61,777	$68,895	$66,502
Average number of common shares outstanding:
Basic	164,714	167,636	164,844	167,816
Diluted	165,037	167,636	165,325	167,816
Basic earnings per share attributable to common stockholders	$0.28	$0.37	$0.42	$0.40
Diluted earnings per share attributable to common stockholders	$0.28	$0.37	$0.42	$0.40
Dividends declared per share	$0.11	$—	$0.22	$0.09
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Net income	$46,574	$61,777	$68,895	$66,502
Other comprehensive income/(loss), before tax:
Gain/(Loss) on foreign currency translation adjustments	286	(3,407)	1,134	(5,616)
Pension and postretirement benefits obligation	1,553	5,114	3,106	10,124
Net unrealized gain/(loss) on available-for-sale securities	1,496	(1,911)	4,098	(9,827)
Other comprehensive income/(loss), before tax	3,335	(204)	8,338	(5,319)
Income tax expense/(benefit)	879	(104)	2,173	(1,484)
Other comprehensive income/(loss), net of tax	2,456	(100)	6,165	(3,835)
Comprehensive income attributable to common stockholders	$49,030	$61,677	$75,060	$62,667
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 30, 2023 and June 26, 2022
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, March 27, 2022	$17,704	$227,815	$1,834,734	$(200,245)	$(386,937)	$1,493,071	$2,005	$1,495,076
Net income	—	—	61,777	—	—	61,777	—	61,777
Dividends	—	—	135	—	—	135	—	135
Other comprehensive loss	—	—	—	—	(100)	(100)	—	(100)
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 10,769 Class A shares	1	(302)	—	—	—	(301)	—	(301)
Share repurchases – 781,530 Class A shares	—	—	—	(25,435)	—	(25,435)	—	(25,435)
Stock-based compensation	—	8,982	—	—	—	8,982	—	8,982
Balance, June 26, 2022	$17,705	$236,495	$1,896,646	$(225,680)	$(387,037)	$1,538,129	$2,005	$1,540,134

Balance, March 31, 2023	$17,744	$255,361	$1,962,805	$(306,987)	$(354,138)	$1,574,785	$2,005	$1,576,790
Net income	—	—	46,574	—	—	46,574	—	46,574
Dividends	—	—	(18,350)	—	—	(18,350)	—	(18,350)
Other comprehensive income	—	—	—	—	2,456	2,456	—	2,456
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 62,142 Class A shares	7	(639)	—	—	—	(632)	—	(632)
Share repurchases – 357,488 Class A shares	—	—	—	(12,871)	—	(12,871)	—	(12,871)
Stock-based compensation	—	13,253	—	—	—	13,253	—	13,253
Balance, June 30, 2023	$17,751	$267,975	$1,991,029	$(319,858)	$(351,682)	$1,605,215	$2,005	$1,607,220

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023 and June 26, 2022
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
Net income	—	—	66,502	—	—	66,502	—	66,502
Dividends	—	—	(15,199)	—	—	(15,199)	—	(15,199)
Other comprehensive loss					(3,835)	(3,835)		(3,835)
Issuance of stock-based awards, net of withholding taxes:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested – 138,219 Class A shares	14	(4,086)	—	—	—	(4,072)	—	(4,072)
Performance-based awards – 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share repurchases – 1,474,330 Class A shares	—	—	—	(54,469)	—	(54,469)	—	(54,469)
Stock-based compensation	—	16,036	—	—	—	16,036	—	16,036
Balance, June 26, 2022	$17,705	$236,495	$1,896,646	$(225,680)	$(387,037)	$1,538,129	$2,005	$1,540,134

Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
Net income	—	—	68,895	—	—	68,895	—	68,895
Dividends	—	—	(36,725)	—	—	(36,725)	—	(36,725)
Other comprehensive income	—	—	—	—	6,165	6,165	—	6,165
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 329,235 Class A shares	34	(8,585)	—	—	—	(8,551)	—	(8,551)
Performance-based awards – 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Share repurchases – 1,161,017 Class A shares	—	—	—	(43,591)	—	(43,591)	—	(43,591)
Stock-based compensation	—	24,153	—	—	—	24,153	—	24,153
Balance, June 30, 2023	$17,751	$267,975	$1,991,029	$(319,858)	$(351,682)	$1,605,215	$2,005	$1,607,220

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2023	June 26, 2022
Cash flows from operating activities
Net income	$68,895	$66,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,698	39,390
Amortization of right of use asset	4,989	4,979
Stock-based compensation expense	24,153	16,036
Lease-related impairment charge	12,736	—
Gain on sale of land	—	(34,227)
Change in long-term retirement benefit obligations	(13,760)	(9,823)
Other – net	2,301	2,872
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable – net	58,542	62,438
Other assets	(2,517)	(12,287)
Accounts payable, accrued payroll and other liabilities	(79,306)	(120,886)
Unexpired subscriptions	1,051	1,154
Net cash provided by operating activities	119,782	16,148
Cash flows from investing activities
Purchases of marketable securities	(43,643)	(6,649)
Maturities of marketable securities	47,103	458,306
Business acquisitions, net of cash acquired	—	(515,299)
Capital expenditures	(10,792)	(19,005)
Other – net	2,302	1,457
Net cash used in investing activities	(5,030)	(81,190)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(33,195)	(26,895)
Payment of contingent consideration	(1,724)	(1,724)
Capital shares:
Proceeds from stock option exercises	—	3
Repurchases	(43,591)	(54,469)
Share-based compensation tax withholding	(11,649)	(9,629)
Net cash used in financing activities	(90,159)	(92,714)
Net increase/(decrease) in cash, cash equivalents and restricted cash	24,593	(157,756)
Effect of exchange rate changes on cash	(29)	(812)
Cash, cash equivalents and restricted cash at the beginning of the period	235,173	334,306
Cash, cash equivalents and restricted cash at the end of the period	$259,737	$175,738
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2023, and December 31, 2022, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended June 30, 2023, and June 26, 2022. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The first six months of 2022 included an additional day compared with the first six months of 2023 as a result of the change in the Company’s fiscal year to the calendar year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2023, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022, have not changed.
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
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2023	As % of total	June 26, 2022	As % of total	June 30, 2023	As % of total	June 26, 2022	As % of total
Subscription	$409,590	69.3%	$383,619	69.0%	$807,132	70.0%	$755,598	69.2%
Advertising	117,770	19.8%	117,379	21.0%	224,011	19.5%	233,649	21.3%
Other (1)	63,493	10.9%	54,682	10.0%	120,449	10.5%	103,858	9.5%
Total	$590,853	100.0%	$555,680	100.0%	$1,151,592	100.0%	$1,093,105	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.5 million and $7.2 million for the second quarters of 2023 and 2022, respectively, and $13.7 million and $14.3 million for the first six months of 2023 and 2022, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the second quarters and first six months ended June 30, 2023, and June 26, 2022:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2023	As % of total	June 26, 2022	As % of total	June 30, 2023	As % of total	June 26, 2022	As % of total
Digital-only subscription revenues (1)	$269,774	65.9%	$238,727	62.2%	$528,541	65.5%	$465,489	61.6%
Print subscription revenues:
Domestic home-delivery subscription revenues (2)	126,024	30.8%	131,080	34.2%	251,901	31.2%	262,472	34.7%
Single-copy, NYT International and Other subscription revenues (3)	13,792	3.4%	13,812	3.6%	26,690	3.3%	27,637	3.7%
Subtotal print subscription revenues	139,816	34.1%	144,892	37.8%	278,591	34.5%	290,109	38.4%
Total subscription revenues	$409,590	100.0%	$383,619	100.0%	$807,132	100.0%	$755,598	100.0%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and to our Cooking, Games and Wirecutter products.
(2) Domestic home-delivery subscriptions include access to our digital products.
(3) NYT International is the international edition of our print newspaper.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the second quarters and first six months ended June 30, 2023, and June 26, 2022:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2023	As % of total	June 26, 2022	As % of total	June 30, 2023	As % of total	June 26, 2022	As % of total
Advertising revenues:
Digital	$73,804	62.7%	$69,292	59.0%	$135,075	60.3%	$136,306	58.3%
Print	43,966	37.3%	48,087	41.0%	88,936	39.7%	97,343	41.7%
Total advertising	$117,770	100.0%	$117,379	100.0%	$224,011	100.0%	$233,649	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $207 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $40 million, $76 million and $91 million will be recognized in the remainder of 2023, 2024 and thereafter through 2028, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unexpired Subscriptions
Payments for subscriptions are typically due upfront and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2022, were $155.9 million, of which approximately $132 million was recognized as revenues during the six months ended June 30, 2023.
Contract Assets
As of June 30, 2023, and December 31, 2022, the Company had $3.8 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $7.3 million and $11.4 million of pre-tax net unrealized losses in Accumulated other comprehensive income (“AOCI”) as of June 30, 2023, and December 31, 2022, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of June 30, 2023, and December 31, 2022:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$115,753	$—	$(3,130)	$112,623
U.S. governmental agency securities	27,805	—	(414)	27,391
U.S. Treasury securities	27,844	—	(498)	27,346
Municipal securities	3,890	—	(27)	3,863
Total short-term AFS securities	$175,292	$—	$(4,069)	$171,223
Long-term AFS securities
U.S. Treasury securities	$52,413	$—	$(1,321)	$51,092
Corporate debt securities	39,576	—	(1,827)	37,749
U.S. governmental agency securities	4,798	—	(119)	4,679
Total long-term AFS securities	$96,787	$—	$(3,267)	$93,520

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$52,315	$—	$(1,286)	$51,029
U.S. governmental agency securities	22,806	—	(722)	22,084
U.S. Treasury securities	45,096	—	(963)	44,133
Municipal securities	8,903	—	(177)	8,726
Total short-term AFS securities	$129,120	$—	$(3,148)	$125,972
Long-term AFS securities
U.S. Treasury securities	$25,990	$—	$(1,576)	$24,414
Corporate debt securities	115,207	—	(6,377)	108,830
U.S. governmental agency securities	5,999	—	(326)	5,673
Total long-term AFS securities	$147,196	$—	$(8,279)	$138,917

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of June 30, 2023, and December 31, 2022, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$5,621	$(4)	$107,002	$(3,126)	$112,623	$(3,130)
U.S. governmental agency securities	—	—	27,391	(414)	27,391	(414)
U.S. Treasury securities	—	—	27,346	(498)	27,346	(498)
Municipal securities	—	—	3,863	(27)	3,863	(27)
Total short-term AFS securities	$5,621	$(4)	$165,602	$(4,065)	$171,223	$(4,069)
Long-term AFS securities
U.S. Treasury securities	$32,487	$(249)	$18,605	$(1,072)	$51,092	$(1,321)
Corporate debt securities	7,116	(22)	30,633	(1,805)	37,749	(1,827)
U.S. governmental agency securities	3,738	(61)	941	(58)	4,679	(119)
Total long-term AFS securities	$43,341	$(332)	$50,179	$(2,935)	$93,520	$(3,267)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$3,799	$(11)	$47,230	$(1,275)	$51,029	$(1,286)
U.S. governmental agency securities	—	—	22,084	(722)	22,084	(722)
U.S. Treasury securities	—	—	44,133	(963)	44,133	(963)
Municipal securities	—	—	8,726	(177)	8,726	(177)
Total short-term AFS securities	$3,799	$(11)	$122,173	$(3,137)	$125,972	$(3,148)
Long-term AFS securities
U.S. Treasury securities	$282	$(9)	$24,132	$(1,567)	$24,414	$(1,576)
Corporate debt securities	2,004	(57)	106,826	(6,320)	108,830	(6,377)
U.S. governmental agency securities	—	—	5,673	(326)	5,673	(326)
Total long-term AFS securities	$2,286	$(66)	$136,631	$(8,213)	$138,917	$(8,279)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of June 30, 2023, and December 31, 2022, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of June 30, 2023, and December 31, 2022, we have recognized no losses or allowance for credit losses related to AFS securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2023, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 24 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and Intangibles
The changes in the carrying amount of goodwill as of June 30, 2023, and since December 26, 2021, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 26, 2021	$166,360	$—	$166,360
Foreign currency translation	(3,674)	—	(3,674)
Acquisition of The Athletic Media Company	—	249,792	249,792
Measurement period adjustments	—	1,568	1,568
Balance as of December 31, 2022	162,686	251,360	414,046
Foreign currency translation	1,135	—	1,135
Balance as of June 30, 2023	$163,821	$251,360	$415,181
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of June 30, 2023, the gross book value and accumulated amortization of the finite-lived intangible assets were as follows:

(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(13,207)	$149,411	18.8
Existing subscriber base	136,500	(17,438)	119,062	10.7
Developed technology	38,401	(11,712)	26,689	3.7
Content archive	5,751	(3,231)	2,520	2.5
Total finite-lived intangibles	$343,270	$(45,588)	$297,682	14.1
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $7.3 million and $5.0 million for the second quarters of 2023 and 2022, respectively, and $14.7 million and $11.4 million for the first six months of 2023 and 2022, respectively. The estimated aggregate amortization expense for the remainder of 2023 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2023	$14,662
2024	27,487
2025	27,213
2026	26,960
2027	20,171
Thereafter	181,189
Total amortization expense	$297,682
The aggregate carrying amount of intangible assets of $302.7 million, which includes an indefinite-lived intangible of $5.0 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of June 30, 2023.

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
As of June 30, 2023, and December 31, 2022, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $29.8 million.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $1.8 million and $1.9 million for the second quarters of 2023 and 2022, respectively, and $3.6 million and $3.9 million for the first six months of 2023 and 2022, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Interest income	$4,754	$1,535	$8,165	$2,757
Gain on the sale of land (1)	—	34,227	—	34,227
Interest expense	(237)	(158)	(475)	(305)
Total interest income and other, net	$4,517	$35,604	$7,690	$36,679
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
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 30, 2023, and June 26, 2022, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 30, 2023	June 26, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$245,630	$161,342
Restricted cash included within miscellaneous assets	14,107	14,396
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$259,737	$175,738
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
As of June 30, 2023, and December 31, 2022, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2023, the Company was in compliance with the financial covenants contained in the Credit Facility.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Severance Costs
We recognized $0.7 million and $2.7 million in severance costs for the second quarters of 2023 and 2022, respectively, and $4.5 million and $2.7 million for the first six months of 2023 and 2022, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $5.6 million and $4.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, respectively.
Impairment of Long-Lived Assets
In June 2023, we ceased using certain leased office space in Long Island City, New York. As a result, we recorded non-cash impairment charges of $7.6 million and $5.1 million to the right-of-use assets and fixed assets, respectively. The impairment amount was determined by comparing the fair value of the impacted asset group to its carrying value as of the measurement date, as required by ASC 360, Property, Plant and Equipment. The fair value of the asset group was based on estimated sublease income for the affected property, taking into consideration the time we expect it will take to obtain a sublease tenant and the expected applicable discount rates. The impairment is presented in Lease-related impairment charge in our Condensed Consolidated Statements of Operations.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022:

(In thousands)	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$112,623	$—	$112,623	$—	$51,029	$—	$51,029	$—
U.S. governmental agency securities	27,391	—	27,391	—	22,084	—	22,084	—
U.S. Treasury securities	27,346	—	27,346	—	44,133	—	44,133	—
Municipal securities	3,863	—	3,863	—	8,726	—	8,726	—
Total short-term AFS securities	$171,223	$—	$171,223	$—	$125,972	$—	$125,972	$—
Long-term AFS securities (1)
U.S. Treasury securities	$51,092	$—	$51,092	$—	$24,414	$—	$24,414	$—
Corporate debt securities	37,749	—	37,749	—	108,830	—	108,830	—
U.S. governmental agency securities	4,679	—	4,679	—	5,673	—	5,673	—
Total long-term AFS securities	$93,520	$—	$93,520	$—	$138,917	$—	$138,917	$—
Liabilities:
Deferred compensation (2)(3)	$12,979	$12,979	$—	$—	$14,635	$14,635	$—	$—
Contingent consideration (4)	$5,464	$—	$—	$5,464	$5,324	$—	$—	$5,324

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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $51.1 million as of June 30, 2023, and $48.4 million as of December 31, 2022. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
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
The following table presents changes in the contingent consideration balances for the second quarters and six months ended June 30, 2023, and June 26, 2022:

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Balance at the beginning of the period	$4,392	$5,858	$5,324	$7,450
Payments	—	—	(1,724)	(1,724)
Fair value adjustments (1)	1,072	—	1,864	132
Contingent consideration at the end of the period	$5,464	$5,858	$5,464	$5,858
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of net periodic pension (income)/cost were as follows:

	For the Quarters Ended
	June 30, 2023			June 26, 2022
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,417	$—	$1,417	$2,882	$—	$2,882
Interest cost	14,198	2,296	16,494	8,837	1,284	10,121
Expected return on plan assets	(19,122)	—	(19,122)	(13,807)	—	(13,807)
Amortization of actuarial loss	663	890	1,553	3,266	1,643	4,909
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(3,330)	$3,186	$(144)	$692	$2,927	$3,619

	For the Six Months Ended
	June 30, 2023			June 26, 2022
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,835	$—	$2,835	$5,763	$—	$5,763
Interest cost	28,396	4,591	32,987	17,675	2,568	20,243
Expected return on plan assets	(38,245)	—	(38,245)	(27,615)	—	(27,615)
Amortization of actuarial loss	1,327	1,780	3,107	6,532	3,287	9,819
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension (income)/cost	$(6,659)	$6,371	$(288)	$1,383	$5,855	$7,238
During the first six months of 2023 and 2022, we made pension contributions of $4.5 million and $5.1 million, respectively, to the APP. We expect to make contractual contributions in 2023 of approximately $10 million, which more than satisfy minimum funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Service cost	$8	$11	$17	$23
Interest cost	375	183	750	365
Amortization of actuarial loss	486	823	972	1,647
Amortization of prior service credit	—	(132)	—	(368)
Net periodic postretirement benefit cost	$869	$885	$1,739	$1,667

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The Company had income tax expense of $14.4 million and $23.8 million in the second quarter and first six months of 2023, respectively. The Company had income tax expense of $23.9 million and $25.0 million in the second quarter and first six months of 2022, respectively. The Company’s effective tax rates were 23.6% and 25.7% for the second quarter and first six months of 2023, respectively. The Company’s effective tax rates were 27.9% and 27.3% for the second quarter and first six months of 2022, respectively. The decrease in income tax expense was primarily due to lower income in the second quarter of 2023. The decrease in the effective tax rate was primarily due to a reduction in the Company’s reserve for uncertain tax positions in the second quarter of 2023.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. In 2022, our cash from operations decreased approximately $60 million and our net deferred tax assets increased by a similar amount as a result of this legislation. In 2023, we expect a negative impact on our cash from operations of approximately $45 million. The actual impact on fiscal 2023 cash from operations will depend on the amount of research and development costs we incur, on whether Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares was approximately 0.3 million and 0.5 million in the second quarter and first six months of 2023, respectively, and resulted primarily from the dilutive effect of our stock-based awards. The difference between basic and diluted shares was de minimis in the second quarter and first six months of 2022, respectively.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.2 million and 1.7 million restricted stock units excluded from the computation of diluted earnings per share in the second quarter and first six months of 2023, respectively, because they were anti-dilutive. There were approximately 1.4 million and 0.3 million restricted stock units excluded from the computation of diluted earnings per share in the second quarter and first six months of 2022, respectively, because they were anti-dilutive. There were no anti-dilutive stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the second quarters and first six months of 2023 and 2022.
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
As of June 30, 2023, repurchases under these authorizations totaled approximately $148.6 million (excluding commissions) and approximately $251.4 million remained. During the six months ended June 30, 2023, repurchases under these authorizations totaled approximately $43.6 million (excluding commissions).

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of June 30, 2023:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(510)	$(348,947)	$(8,390)	$(357,847)
Other comprehensive income before reclassifications, before tax	1,134	—	4,098	5,232
Amounts reclassified from accumulated other comprehensive loss, before tax	—	3,106	—	3,106
Income tax expense	266	822	1,085	2,173
Net current-period other comprehensive income, net of tax	868	2,284	3,013	6,165
Balance as of June 30, 2023	$358	$(346,663)	$(5,377)	$(351,682)
The following table summarizes the reclassifications from AOCI for the six months ended June 30, 2023:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit (1)	$(972)	Other components of net periodic benefit (income)/costs
Amortization of actuarial loss (1)	4,078	Other components of net periodic benefit (income)/costs
Total reclassification, before tax (2)	3,106
Income tax expense	822	Income tax expense
Total reclassification, net of tax	$2,284
(1) These AOCI components are included in the computation of net periodic benefit (income)/cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended June 30, 2023.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	June 30, 2023	June 26, 2022
Cost of revenue	$3,067	$2,030	$5,297	$3,619
Sales and marketing	444	304	864	669
Product development	5,034	2,848	8,918	4,599
General and administrative	4,708	3,800	9,074	7,149
Total stock-based compensation expense	$13,253	$8,982	$24,153	$16,036
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
Subscription revenue from and expenses associated with our digital subscription package (or “bundle”) are allocated to NYTG and The Athletic. The Athletic was first introduced into our bundle in June 2022. Therefore, The Athletic’s results for the second quarter of 2022 include bundle revenue and expenses for only part of the quarter, whereas the second quarter of 2023 includes bundle revenue and expenses for the entire quarter.
Prior to April 1, 2023, we allocated bundle revenue first to our digital news product based on its standalone list price and then the remaining bundle revenue was allocated to the other products in the bundle, including The Athletic, based on their relative standalone list prices. Starting April 1, 2023, we allocate 10% of bundle revenue to The Athletic based on management’s view of The Athletic’s relative value to the bundle, which is derived based on analysis of various metrics, and allocate the remaining bundle revenues to NYTG.
Prior to April 1, 2023, we allocated to NYTG and The Athletic direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, based on a historical actual percentage of these costs to bundle revenue. Starting April 1, 2023, we allocate 10% of product development, marketing and subscriber servicing expenses (including the direct variable expenses referenced above) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
For comparison purposes, the Company has recast segment results for the quarters following the second quarter of 2022 to reflect the updated allocation methodology. The second quarter of 2022 was not recast as the change was de minimis for that quarter in light of the timing of the introduction of The Athletic to the bundle.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first six months of 2022 included The Athletic for approximately five months, while results for the first six months of 2023 included The Athletic for the full six months.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present segment information:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Revenues
NYTG	$560,494	$536,134	4.5%	$1,093,276	$1,061,402	3.0%
The Athletic	30,359	19,546	55.3%	58,316	31,703	83.9%
Total revenues	$590,853	$555,680	6.3%	$1,151,592	$1,093,105	5.4%
Adjusted operating costs
NYTG	$460,525	$447,316	3.0%	$928,020	$904,860	2.6%
The Athletic	38,162	32,145	18.7%	77,431	51,123	51.5%
Total adjusted operating costs	$498,687	$479,461	4.0%	$1,005,451	$955,983	5.2%
Adjusted operating profit (loss)
NYTG	$99,969	$88,818	12.6%	$165,256	$156,542	5.6%
The Athletic	(7,803)	(12,599)	(38.1)%	(19,115)	(19,420)	(1.6)%
Total adjusted operating profit	$92,166	$76,219	20.9%	$146,141	$137,122	6.6%
AOP margin % - NYTG	17.8%	16.6%	120 bps	15.1%	14.7%	40 bps
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
NYTG
Subscription	$385,037	$366,620	5.0%	$759,193	$728,222	4.3%
Advertising	112,329	114,832	(2.2)%	214,419	229,322	(6.5)%
Other	63,128	54,682	15.4%	119,664	103,858	15.2%
Total	$560,494	$536,134	4.5%	$1,093,276	$1,061,402	3.0%
The Athletic
Subscription	$24,553	$16,999	44.4%	$47,939	$27,376	75.1%
Advertising	5,441	2,547	*	9,592	4,327	*
Other	365	—	*	785	—	*
Total	$30,359	$19,546	55.3%	$58,316	$31,703	83.9%
The New York Times Company
Subscription	$409,590	$383,619	6.8%	$807,132	$755,598	6.8%
Advertising	117,770	117,379	0.3%	224,011	233,649	(4.1)%
Other	63,493	54,682	16.1%	120,449	103,858	16.0%
Total	$590,853	$555,680	6.3%	$1,151,592	$1,093,105	5.4%
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$287,789	$279,985	2.8%	$572,112	$549,460	4.1%
Sales and marketing	54,247	58,183	(6.8)%	113,179	132,643	(14.7)%
Product development	50,049	46,773	7.0%	100,880	91,952	9.7%
Adjusted general and administrative (1)	68,440	62,375	9.7%	141,849	130,805	8.4%
Total	$460,525	$447,316	3.0%	$928,020	$904,860	2.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$22,134	$20,598	7.5%	$44,663	$32,488	37.5%
Sales and marketing	7,994	4,586	74.3%	16,096	7,714	*
Product development	5,998	4,049	48.1%	12,229	6,303	94.0%
Adjusted general and administrative (2)	2,036	2,912	(30.1)%	4,443	4,618	(3.8)%
Total	$38,162	$32,145	18.7%	$77,431	$51,123	51.5%
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$309,923	$300,583	3.1%	$616,775	$581,948	6.0%
Sales and marketing	62,241	62,769	(0.8)%	129,275	140,357	(7.9)%
Product development	56,047	50,822	10.3%	113,109	98,255	15.1%
Adjusted general and administrative	70,476	65,287	7.9%	146,292	135,423	8.0%
Total	$498,687	$479,461	4.0%	$1,005,451	$955,983	5.2%
(1) Excludes severance of $3.3 million for the first six months of 2023. There were no severance costs for the second quarter of 2023. Excludes multiemployer pension withdrawal costs of $1.1 million and $2.5 million for the second quarter and first six months of 2023, respectively. Excludes severance of $2.5 million for the second quarter and first six months of 2022, and multiemployer pension withdrawal costs of $1.2 million and $2.4 million for the second quarter and first six months of 2022, respectively.

(2) Excludes severance of $0.7 million and $1.2 million for the second quarter and first six months of 2023, respectively. Excludes severance of $0.2 million for the second quarter and first six months of 2022.

* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Operating costs	$522,342	$504,019	3.6%	$1,055,181	$1,000,448	5.5%
Less:
Depreciation and amortization	21,858	20,704	5.6%	42,698	39,390	8.4%
Severance	713	2,660	(73.2)%	4,493	2,660	68.9%
Multiemployer pension plan withdrawal costs	1,084	1,194	(9.2)%	2,539	2,415	5.1%
Adjusted operating costs	$498,687	$479,461	4.0%	$1,005,451	$955,983	5.2%
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Operating profit	$55,775	$51,661	8.0%	$83,675	$57,945	44.4%
Add:
Depreciation and amortization	21,858	20,704	5.6%	42,698	39,390	8.4%
Severance	713	2,660	(73.2)%	4,493	2,660	68.9%
Multiemployer pension plan withdrawal costs	1,084	1,194	(9.2)%	2,539	2,415	5.1%
Special items:
Acquisition-related costs	—	—	—	—	34,712	*
Lease-related impairment charge	12,736	—	*	12,736	—	*
Adjusted operating profit	$92,166	$76,219	20.9%	$146,141	$137,122	6.6%
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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone subscriptions to our digital products, our digital subscription package (or “bundle”) and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our headquarters (the “Company Headquarters”), television and film, retail commerce, our live events business and our student subscription sponsorship program.
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
The first six months of 2022 included an additional day compared with the first six months of 2023 as a result of the change in the Company’s fiscal year to the calendar year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first six months of 2022 included The Athletic for approximately five months, while results for the first six months of 2023 included The Athletic for the full six months.
Financial Highlights
•Operating profit increased to $55.8 million in the second quarter of 2023, compared with $51.7 million in the second quarter of 2022. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) increased 20.9% to $92.2 million in the second quarter of 2023, compared with $76.2 million in the second quarter of 2022. In each case, the increase was due to higher digital subscription and other revenues partially offset by higher operating costs. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 9.4% in the second quarter of 2023, compared with 9.3% in the second quarter of 2022. Adjusted operating profit margin (adjusted operating profit expressed as a percentage of revenues) increased to 15.6% in the second quarter of 2023, compared with 13.7% in the second quarter of 2022.
•Total revenues increased 6.3% to $590.9 million in the second quarter of 2023 from $555.7 million in the second quarter of 2022.
•Total subscription revenues increased 6.8% to $409.6 million in the second quarter of 2023 from $383.6 million in the second quarter of 2022. Digital-only subscription revenues increased 13.0% to $269.8 million in the second quarter of 2023 from $238.7 million in the second quarter of 2022. Paid digital-only subscribers totaled approximately 9.19 million at the end of the second quarter of 2023, a net increase of 180,000 compared with the end of the first quarter of 2023 and a net increase of 780,000 compared with the end of the second quarter of 2022.
•Total advertising revenues were approximately flat at $117.8 million in the second quarter of 2023.

•Operating costs increased 3.6% to $522.3 million in the second quarter of 2023 from $504.0 million in the second quarter of 2022. Operating costs before depreciation, amortization, severance and multiemployer pension plan withdrawal costs (or “adjusted operating costs,” a non-GAAP measure) increased 4.0% to $498.7 million in the second quarter of 2023 from $479.5 million in the second quarter of 2022.
•Operating costs that we refer to as “technology costs,” consisting of product development costs as well as components of costs of revenues and general and administrative costs, increased 9.4% to $101.3 million compared with $92.6 million in the second quarter of 2022.
•Diluted earnings per share were $0.28 and $0.37 for the second quarters of 2023 and 2022, respectively. The decrease in diluted EPS was primarily driven by the gain in the second quarter of 2022 relating to an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y (the “College Point parcel sale”) and an impairment charge related to excess leased office space that is being marketed for sublet (the “lease-related impairment”) in the second quarter of 2023. Diluted earnings per share excluding severance, non-operating retirement costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $0.38 and $0.28 for the second quarters of 2023 and 2022, respectively.
Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. Companies shaping our competitive environment include information providers and distributors, as well as news aggregators, search engines and social media platforms. Competition among these companies is robust, and new competitors can quickly emerge. We have designed our strategy to take advantage of both the challenges and opportunities presented by this period of transformation in our industry.
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

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Revenues
Subscription	$409,590	$383,619	6.8%	$807,132	$755,598	6.8%
Advertising	117,770	117,379	0.3%	224,011	233,649	(4.1)%
Other	63,493	54,682	16.1%	120,449	103,858	16.0%
Total revenues	590,853	555,680	6.3%	1,151,592	1,093,105	5.4%
Operating costs
Cost of revenue (excluding depreciation and amortization)	309,923	300,583	3.1%	616,775	581,948	6.0%
Sales and marketing	62,241	62,769	(0.8)%	129,275	140,357	(7.9)%
Product development	56,047	50,822	10.3%	113,109	98,255	15.1%
General and administrative	72,273	69,141	4.5%	153,324	140,498	9.1%
Depreciation and amortization	21,858	20,704	5.6%	42,698	39,390	8.4%
Total operating costs	522,342	504,019	3.6%	1,055,181	1,000,448	5.5%
Acquisition-related costs	—	—	—	—	34,712	*
Lease-related impairment charge	12,736	—	*	12,736	—	*
Operating profit	55,775	51,661	8.0%	83,675	57,945	44.4%
Other components of net periodic benefit (income)/costs	(684)	1,624	*	(1,369)	3,146	*
Interest income and other, net	4,517	35,604	*	7,690	36,679	(79.0)%
Income before income taxes	60,976	85,641	(28.8)%	92,734	91,478	1.4%
Income tax expense	14,402	23,864	(39.6)%	23,839	24,976	(4.6)%
Net income	$46,574	$61,777	(24.6)%	$68,895	$66,502	3.6%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represent less than 5% of these revenues). Subscription revenues are based on both the number of copies of the printed newspaper sold and digital-only subscriptions, and the rates charged to the respective customers.
We offer a bundle that includes access to our digital news product, as well as The Athletic and our Cooking, Games and Wirecutter products. We also offer standalone digital subscriptions to our digital news product, as well as to The Athletic, and to our Cooking, Games and Wirecutter products. Access to our new Audio product, which we launched in the second quarter of 2023, is included in bundle subscriptions and subscriptions to our digital and print news products.
Subscription revenues increased 6.8% in both the second quarter and first six months of 2023 compared with the same prior-year periods, primarily due to the larger number of subscribers who are paying higher prices, growth in the number of subscribers to the Company’s digital-only products and subscribers who have upgraded to the bundle. The larger number of subscribers who are paying higher prices is primarily a result of subscribers whose introductory promotional prices have graduated to higher prices and the implementation of price increases on tenured non-bundle digital news and Games subscribers. The increase in digital subscription revenue was partially offset by a decrease in print subscription revenue. That decline was due to a lower number of print subscriptions, reflecting secular trends, partially offset by an increase in domestic home-delivery prices. There is no print subscription revenue generated from The Athletic.
The following table summarizes digital and print subscription revenues for the second quarters and first six months of 2023 and 2022:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Digital-only subscription revenues (1)	$269,774	$238,727	13.0%	$528,541	$465,489	13.5%
Print subscription revenues:
Domestic home-delivery subscription revenues (2)	126,024	131,080	(3.9)%	251,901	262,472	(4.0)%
Single-copy, NYT International and Other subscription revenues (3)	13,792	13,812	(0.1)%	26,690	27,637	(3.4)%
Subtotal print subscription revenues	139,816	144,892	(3.5)%	278,591	290,109	(4.0)%
Total subscription revenues	$409,590	$383,619	6.8%	$807,132	$755,598	6.8%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and to our Cooking, Games and Wirecutter products.
(2) Domestic home-delivery subscriptions include access to our digital products.
(3) NYT International is the international edition of our print newspaper.
A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended the second quarter of 2023 with approximately 9.88 million subscribers across its print and digital products, including approximately 9.19 million digital-only subscribers.
Compared with the end of the first quarter of 2023, there was a net increase of 180,000 digital-only subscribers. Compared with the end of the second quarter of 2022, there was a net increase of 780,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 690,000 at the end of the second quarter of 2023, a net decrease of 20,000 subscribers compared with the end of the first quarter of 2023 and a net decrease of 70,000 subscribers compared with the end of the second quarter of 2022. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
Beginning with the second quarter of 2023, we report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to Total digital-only subscribers, as well as the average revenue per user for each of these categories.

The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 25, 2022	June 26, 2022
Digital-only subscribers:
Bundle and multiproduct (1)(2)	3,300	3,020	2,500	2,130	1,980
News-only (2)(3)	3,320	3,580	3,920	4,130	4,210
Other single-product (2)(4)	2,580	2,420	2,410	2,330	2,230
Total digital-only subscribers (2)(5)	9,190	9,020	8,830	8,590	8,410
Print subscribers (6)	690	710	730	740	760
Total subscribers	9,880	9,730	9,550	9,330	9,170
(1) Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2) Includes group corporate and group education subscriptions, which collectively represented approximately 5% of total digital-only subscribers as of the end of the second quarter of 2023. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

(3) Subscribers with only a digital-only news product subscription.
(4) Subscribers with only one digital-only subscription to The Athletic or to our Cooking, Games or Wirecutter products.
(5) Subscribers with digital-only subscriptions to one or more of our news product, The Athletic, or our Cooking, Games and Wirecutter products.
(6) Subscribers with a domestic home-delivery or mail print subscription to The New York Times, which includes access to our digital products, or a print subscription to our Book Review or Large Type Weekly products.

The sum of individual metrics may not always equal total amounts indicated due to rounding. Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
The following table sets forth the subset of subscribers above who have a paid digital-only standalone subscription or a bundle subscription that includes the ability to access The Athletic as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 25, 2022	June 26, 2022
Digital-only subscribers with The Athletic (1)(2)	3,640	3,270	2,680	2,290	1,690
(1) In June 2022, we provided all bundle subscribers with the ability to access The Athletic and all bundle subscribers are included in this metric.
(2) Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 25, 2022	June 26, 2022
Digital-only ARPU:
Bundle and multiproduct	$13.40	$14.33	$15.20	$15.77	$16.09
News-only	$9.29	$8.69	$8.49	$8.30	$8.11
Other single-product	$3.57	$3.67	$3.65	$3.69	$3.82
Total digital-only ARPU	$9.15	$9.04	$8.93	$8.87	$8.83
ARPU metrics are calculated by dividing the digital subscription revenue in the quarter by the average number of digital-only subscribers divided by the number of days in the quarter multiplied by 28 to reflect a 28-day billing cycle. In calculating ARPU metrics, for our subscriber categories (Bundle and multiproduct, News-only and Other single-product), we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two) and for Total digital-only ARPU, we use the daily average number of digital-only subscribers.

The following charts illustrate ARPU and net additions metrics relating to our digital-only subscriber categories for the five most recent fiscal quarters:
The sum of the subscriber categories net additions may not always equal total digital-only subscribers net additions due to rounding. Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
Total digital-only ARPU was $9.15 for the second quarter of 2023, an increase of 3.6 percent compared with the second quarter of 2022 and 1.2 percent compared with the first quarter of 2023. Both the year-over-year and quarter-over-quarter increases were driven primarily by the price increases on tenured non-bundle digital news and Games subscribers.
The following chart illustrates the growth in subscription revenues as well as the relative stability of our print domestic home-delivery subscription product.

Subscription Revenues (1)
($ millions)
Print domestic home-delivery (2)
Print Other (3)
Digital-only
Period
2019
525
99
460
1,084
2020
529
68
598
1,195
2021
529
59
774
1,362
2022
517
56
979
1,552
YTD 2022
262
28
465
755
YTD 2023
252
27
529
808

(1) Amounts may not add due to rounding.
(2) Includes access to our digital products.
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
The following table summarizes digital and print advertising revenues for the second quarters and first six months of 2023 and 2022:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Advertising revenues:
Digital	$73,804	$69,292	6.5%	$135,075	$136,306	(0.9)%
Print	43,966	48,087	(8.6)%	88,936	97,343	(8.6)%
Total advertising	$117,770	$117,379	0.3%	$224,011	$233,649	(4.1)%
Digital advertising revenues, which represented 62.7% of total advertising revenues in the second quarter of 2023, increased $4.5 million, or 6.5%, to $73.8 million compared with $69.3 million in the same prior-year period. The increase was primarily a result of higher revenues from direct-sold advertising as well as higher open-market programmatic revenues, primarily driven by new offerings including on the desktop version of Wordle (a daily digital word game), partially offset by lower revenues from our podcasts and creative services. Core digital advertising revenue increased $2.9 million due to an increase in direct-sold display advertising, partially offset by a decrease in podcast advertising revenues. Direct-sold display impressions increased 33%, while the average rate decreased 7%. Other digital advertising revenue increased $1.6 million, primarily due to a 43.8% increase in open-market programmatic advertising revenue, partially offset by 34.9% decrease in creative services fees, primarily as a result of fewer advertising campaigns in 2023. Programmatic impressions increased 74%, while the average rate decreased 28%.
Digital advertising revenues, which represented 60.3% of the total advertising revenues in the first six months of 2023, decreased $1.2 million, or 0.9%, to $135.1 million compared with $136.3 million in the same prior-year period. The decrease was primarily a result of lower revenues from our podcasts and creative services, partially offset by the addition of digital advertising revenue from The Athletic. Core digital advertising revenue was flat compared with the prior year as a decrease in podcast advertising revenues was largely offset by an increase in direct-sold display advertising. Direct-sold display impressions increased 48%, while the average rate decreased 17%. Other digital advertising revenue decreased $1.4 million, primarily due to a 45.3% decrease in creative services fees, primarily as a result of fewer advertising campaigns in 2023, partially offset by 20.7% increase in open-market programmatic advertising revenue. Programmatic impressions increased 45%, while the average rate decreased 25%.
Print advertising revenues, which represented 37.3% of total advertising revenues in the second quarter of 2023, decreased $4.1 million, or 8.6%, to $44.0 million compared with $48.1 million in the same prior-year period. The decrease in the second quarter of 2023 was primarily in the entertainment, finance, healthcare and advocacy categories, partially offset by growth in the luxury category. Print advertising revenues, which represented 39.7% of total advertising revenues in the first six months of 2023, decreased $8.4 million, or 8.6%, to $88.9 million compared with $97.3 million in the same prior-year period. The decrease in the first six months of 2023 was primarily in the media, finance, advocacy, and entertainment categories, partially offset by growth in the luxury category. Print advertising revenue in both the second quarter and the first six months of 2023 was impacted by secular trends.
In addition, we believe the macroeconomic environment has had and may continue to have an adverse impact on both digital and print advertising spend.

Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, television and film, retail commerce, our live events business and our student subscription sponsorship program. Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue, digital licensing revenue and our student subscription sponsorship program, totaled $38.0 million and $27.2 million in the second quarters of 2023 and 2022, respectively, and $64.1 million and $53.0 million in the first six months of 2023 and 2022, respectively. Building rental revenue from the leasing of floors in the Company Headquarters totaled $6.5 million and $7.2 million in the second quarters of 2023 and 2022, respectively, and $13.7 million and $14.3 million in the first six months of 2023 and 2022, respectively.
Other revenues increased 16.1% in the second quarter of 2023 compared with the same prior-year period, primarily as a result of higher Wirecutter affiliate referral revenues, content licensing revenues related to a Google commercial agreement and television and film revenues.
Other revenues increased 16.0% in the first six months of 2023 compared with the same prior-year period, primarily as a result of higher revenues from television and film, Wirecutter affiliate referral revenues and content licensing revenues related to a Google commercial agreement.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization) (1)	$309,923	$300,583	3.1%	$616,775	$581,948	6.0%
Sales and marketing	62,241	62,769	(0.8)%	129,275	140,357	(7.9)%
Product development (1)	56,047	50,822	10.3%	113,109	98,255	15.1%
General and administrative (1)	72,273	69,141	4.5%	153,324	140,498	9.1%
Depreciation and amortization	21,858	20,704	5.6%	42,698	39,390	8.4%
Total operating costs	$522,342	$504,019	3.6%	$1,055,181	$1,000,448	5.5%
(1) Technology costs, which include product development costs and certain components of cost of revenue and general and administrative costs as described below, increased 9.4% to $101.3 million compared with $92.6 million in the second quarter of 2022 and increased 14.0% to $205.7 million compared with $180.5 million in the first six months of 2022.

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
Cost of revenue in the second quarter of 2023 increased $9.3 million, or 3.1%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $11.1 million and higher digital content delivery costs of $2.4 million, partially offset by lower advertising servicing costs of $3.6 million and lower print production and distribution costs of $0.6 million. Subscriber servicing costs were flat to prior year. The increase in journalism costs was largely due to growth in the number of employees who work in our newsrooms and higher compensation expense. The increase in digital content delivery costs was primarily due to an increase in the number of employees. Advertising servicing costs decreased primarily due to fewer live events in 2023, and a decrease in the number of employees. The decrease in print production and distribution costs was primarily due to lower paper consumption. Technology costs in cost of revenue, which include costs related to content delivery and subscriber technology, increased 11.2% to $28.6 million compared with $25.8 million in the same prior-year period, primarily due to growth in the number of employees associated with digital content delivery and higher compensation expense.
Cost of revenue in the first six months of 2023 increased $34.8 million, or 6.0%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $31.5 million, higher digital content delivery costs of $6.3 million, higher subscriber servicing costs of $2.5 million, higher print production and distribution costs of $0.7 million, partially offset by lower advertising servicing costs of $6.2 million. The increase in journalism costs was largely due to growth in the number of employees who work in our newsrooms and higher content creation costs as a result of additional television episodes in 2023. The increase in digital content delivery costs was primarily due to an increase in the number of employees and higher cloud-related costs. The increase in subscriber servicing costs was largely due to an increase in the number of employees and higher credit card processing fees and third-party commissions due to increased subscriptions. The increase in print production and distribution costs was primarily due to an increase in newsprint pricing, partially offset by lower distribution costs. Advertising servicing costs decreased primarily due to a decrease in the number of employees and fewer live events in 2023. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 14.8% to $57.7 million compared with $50.2 million in the same prior-year period, primarily due to growth in the number of employees associated with digital content delivery and increases in cloud-related costs.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the second quarter of 2023 decreased $0.5 million, or 0.8%, compared with the same prior-year period. The decrease was primarily due to lower media expenses at NYTG, partially offset by higher sales and marketing expenses at The Athletic largely driven by the timing of introducing The Athletic into the bundle.
Sales and marketing costs in the first six months of 2023 decreased $11.1 million, or 7.9%, compared with the same prior-year period. The decrease was largely due to factors identified above.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased 9.5% to $28.0 million in the second quarter of 2023 from $30.9 million in the second quarter of 2022, and decreased 22.6% to $59.8 million in the first six months of 2023 from $77.3 million in the first six months of 2022. The decreases in both periods were largely a result of lower subscriber acquisition spend at NYTG, partially offset by higher brand marketing expenses at The Athletic.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the second quarter of 2023 increased $5.2 million, or 10.3%, compared with the same prior-year period. The increase was largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives.
Product development costs in the first six months of 2023 increased $14.9 million, or 15.1%, compared with the same prior-year period. The increase was largely due to factors identified above.

General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the second quarter of 2023 increased $3.1 million, or 4.5%, compared with the same prior-year period. The increase was primarily due to stock price appreciation on stock-based awards and higher compensation and benefits expenses, partially offset by lower severance expense. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 3.9% to $16.6 million compared with $16.0 million in the same prior-year period, primarily due to growth in the number of employees.
General and administrative costs in the first six months of 2023 increased $12.8 million, or 9.1%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits expenses, stock price appreciation on stock-based awards as well as higher severance expense, primarily in the general and administrative functions, which was partially offset by lower severance expense related to our commercial printing operations in the first six months of 2022. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 9.2% to $34.9 million compared with $32.0 million in the same prior-year period, primarily due to growth in the number of employees.
Depreciation and Amortization
Depreciation and amortization costs in the second quarter of 2023 increased $1.2 million, or 5.6%, compared with the same prior-year period. The increase was due to assets placed in service in connection with the improvements in our Company Headquarters in 2022.
Depreciation and amortization costs in the first six months of 2023 increased $3.3 million, or 8.4%, compared with the same prior-year period. The increase was due to the impact from the additional month of The Athletic costs in 2023, as well as assets placed in service in connection with the improvements in our Company Headquarters in 2022.

Segment Information
Since the acquisition of The Athletic in the first quarter of 2022, we have had two reportable segments: NYTG and The Athletic. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit expressed as a percentage of revenues is referred to as adjusted operating profit margin.
Subscription revenue from and expenses associated with our bundle are allocated to NYTG and The Athletic. The Athletic was first introduced into our bundle in June 2022. Therefore, The Athletic’s results for the second quarter of 2022 include bundle revenue and expenses for only part of the quarter, whereas the second quarter of 2023 includes bundle revenue and expenses for the entire quarter.
Prior to April 1, 2023, we allocated bundle revenue first to our digital news product based on its standalone list price and then the remaining bundle revenue was allocated to the other products in the bundle, including The Athletic, based on their relative standalone list prices. Starting April 1, 2023, we allocate 10% of bundle revenue to The Athletic based on management’s view of The Athletic’s relative value to the bundle, which is derived based on analysis of various metrics, and allocate the remaining bundle revenues to NYTG.
Prior to April 1, 2023, we allocated to NYTG and The Athletic direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, based on a historical actual percentage of these costs to bundle revenue. Starting April 1, 2023, we allocate 10% of product development, marketing and subscriber servicing expenses (including the direct variable expenses referenced above) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
For comparison purposes, the Company has recast segment results for the quarters following the second quarter of 2022 to reflect the updated allocation methodology. The second quarter of 2022 was not recast as the change was de minimis for that quarter in light of the timing of the introduction of The Athletic to the bundle.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first six months of 2022 included The Athletic for approximately five months, while results for the first six months of 2023 included the Athletic for the full six months.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Revenues
NYTG	$560,494	$536,134	4.5%	$1,093,276	$1,061,402	3.0%
The Athletic	30,359	19,546	55.3%	58,316	31,703	83.9%
Total revenues	$590,853	$555,680	6.3%	$1,151,592	$1,093,105	5.4%
Adjusted operating costs
NYTG	$460,525	$447,316	3.0%	$928,020	$904,860	2.6%
The Athletic	38,162	32,145	18.7%	77,431	51,123	51.5%
Total adjusted operating costs	$498,687	$479,461	4.0%	$1,005,451	$955,983	5.2%
Adjusted operating profit (loss)
NYTG	$99,969	$88,818	12.6%	$165,256	$156,542	5.6%
The Athletic	(7,803)	(12,599)	(38.1)%	(19,115)	(19,420)	(1.6)%
Total adjusted operating profit	$92,166	$76,219	20.9%	$146,141	$137,122	6.6%
Adjusted operating profit margin % - NYTG	17.8%	16.6%	120 bps	15.1%	14.7%	40 bps
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
NYTG
Subscription	$385,037	$366,620	5.0%	$759,193	$728,222	4.3%
Advertising	112,329	114,832	(2.2)%	214,419	229,322	(6.5)%
Other	63,128	54,682	15.4%	119,664	103,858	15.2%
Total	$560,494	$536,134	4.5%	$1,093,276	$1,061,402	3.0%
The Athletic
Subscription	$24,553	$16,999	44.4%	$47,939	$27,376	75.1%
Advertising	5,441	2,547	*	9,592	4,327	*
Other	365	—	*	785	—	*
Total	$30,359	$19,546	55.3%	$58,316	$31,703	83.9%
NYTG
Subscription	$409,590	$383,619	6.8%	$807,132	$755,598	6.8%
Advertising	117,770	117,379	0.3%	224,011	233,649	(4.1)%
Other	63,493	54,682	16.1%	120,449	103,858	16.0%
Total	$590,853	$555,680	6.3%	$1,151,592	$1,093,105	5.4%
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs) details by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$287,789	$279,985	2.8%	$572,112	$549,460	4.1%
Sales and marketing	54,247	58,183	(6.8)%	113,179	132,643	(14.7)%
Product development	50,049	46,773	7.0%	100,880	91,952	9.7%
Adjusted general and administrative (1)	68,440	62,375	9.7%	141,849	130,805	8.4%
Total	$460,525	$447,316	3.0%	$928,020	$904,860	2.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$22,134	$20,598	7.5%	$44,663	$32,488	37.5%
Sales and marketing	7,994	4,586	74.3%	16,096	7,714	*
Product development	5,998	4,049	48.1%	12,229	6,303	94.0%
Adjusted general and administrative (2)	2,036	2,912	(30.1)%	4,443	4,618	(3.8)%
Total	$38,162	$32,145	18.7%	$77,431	$51,123	51.5%
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$309,923	$300,583	3.1%	$616,775	$581,948	6.0%
Sales and marketing	62,241	62,769	(0.8)%	129,275	140,357	(7.9)%
Product development	56,047	50,822	10.3%	113,109	98,255	15.1%
Adjusted general and administrative (1)	70,476	65,287	7.9%	146,292	135,423	8.0%
Total	$498,687	$479,461	4.0%	$1,005,451	$955,983	5.2%
(1) Excludes severance of $3.3 million for the first six months of 2023. There were no severance costs for the second quarter of 2023. Excludes multiemployer pension withdrawal costs of $1.1 million and $2.5 million for the second quarter and first six months of 2023, respectively. Excludes severance of $2.5 million for the second quarter and first six months of 2022, and multiemployer pension withdrawal costs of $1.2 million and $2.4 million for the second quarter and first six months of 2022, respectively.

(2) Excludes severance of $0.7 million and $1.2 million for the second quarter and first six months of 2023, respectively. Excludes severance of $0.2 million for the second quarter and first six months of 2022.

* Represents a change equal to or in excess of 100% or not meaningful.

Segment Results Recast
(In thousands)	First Quarter 2023 Recast	Fourth Quarter 2022 Recast	Third Quarter 2022 Recast
NYTG
Subscription	$374,156	$390,585	$361,488
Advertising	102,090	173,865	108,134
Other	56,536	73,763	54,439
Total revenues	532,782	638,213	524,061

Cost of revenue (excluding depreciation and amortization)	284,323	310,586	274,506
Sales and marketing	58,932	53,187	56,503
Product development	50,832	49,936	45,546
Adjusted general and administrative	73,408	73,028	66,476
Total adjusted operating costs	$467,495	$486,737	$443,031
Adjusted operating profit	$65,287	$151,476	$81,030

The Athletic
Subscription	$23,386	$23,507	$21,184
Advertising	4,151	5,307	2,333
Other	420	509	102
Total revenues	27,957	29,323	23,619

Cost of revenue (excluding depreciation and amortization)	22,529	21,543	20,350
Sales and marketing	8,102	9,277	8,229
Product development	6,230	5,520	4,928
Adjusted general and administrative	2,408	2,627	2,165
Total adjusted operating costs	$39,269	$38,967	$35,672
Adjusted operating loss	$(11,312)	$(9,644)	$(12,053)

The New York Times Company
Subscription	$397,542	$414,092	$382,672
Advertising	106,241	179,172	110,467
Other	56,956	74,272	54,541
Total revenues	560,739	667,536	547,680

Cost of revenue (excluding depreciation and amortization)	306,852	332,129	294,856
Sales and marketing	67,034	62,464	64,732
Product development	57,062	55,456	50,474
Adjusted general and administrative	75,816	75,655	68,641
Total adjusted operating costs	$506,764	$525,704	$478,703
Adjusted operating profit	$53,975	$141,832	$68,977

The New York Times Group
NYTG revenues increased 4.5% in the second quarter of 2023 to $560.5 million from $536.1 million in the second quarter of 2022 and increased 3.0% in the first six months of 2023 to $1,093 million from $1,061 million in the first six months of 2022. Subscription revenues increased 5.0% to $385.0 million from $366.6 million in the second quarter of 2022 and increased 4.3% in the first six months of 2023 to $759.2 million from $728.2 million in the first six months of 2022 due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues decreased 2.2% to $112.3 million from $114.8 million in the second quarter of 2022 due to lower print advertising revenues, primarily in the entertainment, finance, healthcare and advocacy categories, partially offset by growth in the luxury category. The decrease in print advertising revenues was partially offset by higher digital advertising revenues due to higher revenues from programmatic and direct-sold display advertising, partially offset by lower revenues from creative services and podcasts. Advertising revenues decreased 6.5% to $214.4 million from $229.3 million in the first six months of 2022 due to lower digital advertising revenues, primarily a result of lower revenues from podcasts and creative services, which were partially offset by higher programmatic and direct-sold display advertising, and lower print advertising revenues, primarily in the media, finance, advocacy and entertainment categories, partially offset by growth in the luxury category. Print advertising revenue was impacted by secular trends. In addition, we believe the macroeconomic environment adversely impacted both digital and print advertising spend.
NYTG adjusted operating costs increased 3.0% in the second quarter of 2023 to $460.5 million from $447.3 million in the second quarter of 2022 and increased 2.6% in the first six months of 2023 to $928.0 million from $904.9 million in the first six months of 2022. The increase in costs in both periods was primarily related to growth in the numbers of employees who work in the newsroom as well as higher general and administrative and product development costs, partially offset by lower sales and marketing costs.
NYTG adjusted operating profit increased 12.6% in the second quarter of 2023 to $100.0 million from $88.8 million in the second quarter of 2022 and increased 5.6% in the first six months of 2023 to $165.3 million from $156.5 million in the first six months of 2022 primarily as a result of higher digital subscription and other revenues, partially offset by higher adjusted operating costs and lower advertising revenues.
The Athletic
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first six months of 2022 included The Athletic for approximately five months, while results for the first six months of 2023 included the Athletic for the full six months.
The Athletic revenues increased 55.3% in the second quarter of 2023 to $30.4 million from $19.5 million in the second quarter of 2022 and increased 83.9% in the first six months of 2023 to $58.3 million from $31.7 million in the first six months of 2022. Subscription revenues increased 44.4% to $24.6 million from $17.0 million in the second quarter of 2022 and increased 75.1% in the first six months of 2023 to $47.9 million from $27.4 million in the first six months of 2022, primarily due to the impact of the additional months of bundle-related revenues in 2023, as well as growth in digital-only subscribers with The Athletic. Advertising revenues increased to $5.4 million from $2.5 million in the second quarter of 2022 and increased in the first six months of 2023 to $9.6 million from $4.3 million in the first six months of 2022, primarily due to the launch of display advertising in the third quarter of 2022.
The Athletic adjusted operating costs increased 18.7% in the second quarter of 2023 to $38.2 million from $32.1 million in the second quarter of 2022 and increased 51.5% in the first six months of 2023 to $77.4 million from $51.1 million in the first six months of 2022. The increase in costs in the second quarter of 2023 was primarily due to higher sales and marketing costs, product development costs, and digital content delivery costs, all of which were largely driven by the impact of the additional months of bundle-related costs in 2023, partially offset by lower general and administrative expenses. The increase in costs in the first six months of 2023 was primarily due to higher journalism costs, sales and marketing costs, product development costs, and digital content delivery costs, partially offset by lower general and administrative expenses.
The Athletic adjusted operating loss decreased 38.1% to $7.8 million in the second quarter of 2023 from $12.6 million in the second quarter of 2022 and decreased 1.6% to $19.1 million in the first six months of 2023 from $19.4 million in the first six months of 2022, primarily as a result of higher digital subscription and advertising revenues partially offset by higher adjusted operating costs.

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
The special items in 2023 consisted of:
•a $12.7 million lease-related impairment charge ($9.3 million or $0.06 per share after tax) in the second quarter.
The special items in 2022 consisted of:
•a $34.2 million gain ($24.9 million or $0.15 per share after tax) in the second quarter related to College Point parcel sale. The gain is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
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
	For the Quarters Ended			For the Six Months Ended
	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Diluted earnings per share	$0.28	$0.37	(24.3)%	$0.42	$0.40	5.0%
Add:
Amortization of acquired intangible assets	0.04	0.04	—	0.09	0.07	28.6%
Severance	—	0.02	*	0.03	0.02	50.0%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.01	100.0%
Other components of net periodic benefit costs/(income)	—	0.01	*	(0.01)	0.02	*
Special items:
Acquisition-related costs	—	—	—	—	0.21	*
Lease-related impairment charge	0.08	—	*	0.08	—	*
Gain on the sale of land	—	(0.20)	*	—	(0.20)	*
Income tax expense of adjustments	(0.03)	0.03	*	(0.05)	(0.03)	66.7%
Adjusted diluted earnings per share (1)	$0.38	$0.28	35.7%	$0.56	$0.49	14.3%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Operating profit	$55,775	$51,661	8.0%	$83,675	$57,945	44.4%
Add:
Depreciation and amortization	21,858	20,704	5.6%	42,698	39,390	8.4%
Severance	713	2,660	(73.2)%	4,493	2,660	68.9%
Multiemployer pension plan withdrawal costs	1,084	1,194	(9.2)%	2,539	2,415	5.1%
Special items:
Acquisition-related costs	—	—	—	—	34,712	*
Lease-related impairment charge	12,736	—	*	12,736	—	*
Adjusted operating profit	$92,166	$76,219	20.9%	$146,141	$137,122	6.6%
Divided by:
Revenue	590,853	555,680	6.3%	1,151,592	1,093,105	5.4%
Operating profit margin	9.4%	9.3%	10 bps	7.3%	5.3%	200 bps
Adjusted operating profit margin	15.6%	13.7%	190 bps	12.7%	12.5%	20 bps
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating costs before depreciation and amortization, severance and multiemployer pension plan withdrawal costs (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change	June 30, 2023	June 26, 2022	% Change
Operating costs	$522,342	$504,019	3.6%	$1,055,181	$1,000,448	5.5%
Less:
Depreciation and amortization	21,858	20,704	5.6%	42,698	39,390	8.4%
Severance	713	2,660	(73.2)%	4,493	2,660	68.9%
Multiemployer pension plan withdrawal costs	1,084	1,194	(9.2)%	2,539	2,415	5.1%
Adjusted operating costs	$498,687	$479,461	4.0%	$1,005,451	$955,983	5.2%
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 30, 2023, we had cash, cash equivalents and short- and long-term marketable securities of $510.4 million. Our cash and marketable securities balances between December 31, 2022, and June 30, 2023, increased primarily due to cash proceeds from operating activities, partially offset by share repurchases, dividend payments and share-based compensation withholding tax payments.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2023, the Board of Directors approved an increase in the quarterly dividend to $0.11 per share, which was paid in April 2023. On June 29, 2023, the Board of Directors declared a quarterly dividend of $0.11 per shares on the Class A and Class B Common Stock, which was paid in July 2023. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the existing $150.0 million authorization approved in February 2022. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of June 30, 2023, and August 4, 2023, repurchases under these authorizations totaled approximately $148.6 million (excluding commissions), respectively, and approximately $251.4 million remained. During the six months ended June 30, 2023, repurchases under these authorizations totaled approximately $43.6 million (excluding commissions).
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. In 2022, our cash from operations decreased approximately $60 million and our net deferred tax assets increased by a similar amount as a result of this legislation. In 2023, we expect a negative impact on our cash from operations of approximately $45 million. The actual impact on fiscal 2023 cash from operations will depend on the amount of research and development costs we incur, on whether Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022	% Change
Operating activities	$119,782	$16,148	*
Investing activities	$(5,030)	$(81,190)	*
Financing activities	$(90,159)	$(92,714)	(2.8)%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first six months of 2023 compared with the same prior-year period primarily due to higher net income (which in 2022 was impacted by a payment related to the acceleration of Athletic stock options in connection with the acquisition) and lower cash payments for incentive compensation.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2023 was primarily related to capital expenditures of $10.8 million, partially offset by $3.5 million in net maturities of marketable securities.

Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first six months of 2023 was primarily related to share repurchases of $43.6 million (excluding commissions), dividend payments of $33.2 million and share-based compensation tax withholding payments of $11.6 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Six Months Ended
(In thousands)	June 30, 2023	June 26, 2022
Net cash provided by operating activities	$119,782	$16,148
Less: Capital expenditures	(10,792)	(19,005)
Free cash flow	$108,990	$(2,857)
Free cash flow in the first six months of 2022 was negatively impacted by a one-time payment related to the acceleration of The Athletic Media Company stock options in connection with the acquisition.
Restricted Cash
We were required to maintain $14.1 million of restricted cash as of June 30, 2023, and $13.8 million as of December 31, 2022, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $11 million and $20 million in the first six months of 2023 and 2022, respectively. The decrease in capital expenditures in 2023 was primarily driven by higher expenditures in the prior year related to improvements in our Company Headquarters. The cash payments related to capital expenditures totaled approximately $11 million and $19 million in the first six months of 2023 and 2022, respectively.
Revolving Credit Facility
On July 27, 2022, we entered into a $350.0 million five-year unsecured revolving credit facility that amended and restated a prior facility (as amended and restated, the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of June 30, 2023, and December 31, 2022, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2023, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 30, 2023, our critical accounting policies have not changed from December 31, 2022.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2022, details our disclosures about market risk. As of June 30, 2023, there were no material changes in our market risks from December 31, 2022.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2023, in addition to the amount remaining under the 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of June 30, 2023, repurchases under these authorizations totaled approximately $148.6 million (excluding commissions) and approximately $251.4 million remained.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
April 1, 2023 - April 30, 2023	—	$—	—	$264,302,000
May 1, 2023 - May 31, 2023	262,288	$36.21	262,288	$251,983,000
June 1, 2023 - June 30, 2023	95,200	$35.60	95,200	$251,438,000
Total for the second quarter of 2023	357,488	$36.00	357,488	$251,438,000
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 8, 2023	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)