Form 10-Q
period 2023-09-30
NEW YORK TIMES CO
filed 2023-11-08
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of November 3, 2023 (exclusive of treasury shares):

Class A Common Stock	163,626,379	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2023 and September 25, 2022	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 30, 2023 and September 25, 2022	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and nine months ended September 30, 2023 and September 25, 2022	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and September 25, 2022	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures About Market Risk	43
Item	4	Controls and Procedures	44

PART II		Other Information	45
Item	1	Legal Proceedings	45
Item	1A	Risk Factors	45
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item	5	Other Information	45
Item	6	Exhibits	46

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$235,566	$221,385
Short-term marketable securities	162,737	125,972
Accounts receivable (net of allowances of $11,583 in 2023 and $12,260 in 2022)	164,038	217,533
Prepaid expenses	56,653	54,859
Other current assets	39,096	35,926
Total current assets	658,090	655,675
Other assets
Long-term marketable securities	189,454	138,917
Property, plant and equipment (less accumulated depreciation and amortization of $862,874 in 2023 and $823,024 in 2022)	523,753	553,698
Goodwill	413,306	414,046
Intangible assets, net	292,819	317,314
Deferred income taxes	116,136	96,363
Miscellaneous assets	352,972	357,739
Total assets	$2,546,530	$2,533,752
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$119,774	$114,646
Accrued payroll and other related liabilities	138,000	164,564
Unexpired subscriptions revenue	156,634	155,945
Accrued expenses and other	139,601	136,055
Total current liabilities	554,009	571,210
Other liabilities
Pension benefits obligation	213,609	225,300
Postretirement benefits obligation	26,239	26,455
Other	97,433	110,815
Total other liabilities	337,281	362,570
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2023 – 176,811,304; 2022 – 176,288,596 (including treasury shares: 2023 – 13,165,882; 2022 – 12,004,865)	17,683	17,629
Class B – convertible – authorized and issued shares: 2022 – 780,724; 2021 – 780,724	78	78
Additional paid-in capital	279,897	255,515
Retained earnings	2,026,304	1,958,859
Common stock held in treasury, at cost	(319,858)	(276,267)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(1,357)	(510)
Funded status of benefit plans	(345,521)	(348,947)
Net unrealized loss on available-for-sale securities	(3,991)	(8,390)
Total accumulated other comprehensive loss, net of income taxes	(350,869)	(357,847)
Total New York Times Company stockholders’ equity	1,653,235	1,597,967
Noncontrolling interest	2,005	2,005
Total stockholders’ equity	1,655,240	1,599,972
Total liabilities and stockholders’ equity	$2,546,530	$2,533,752
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Revenues
Subscription	$418,577	$382,672	$1,225,709	$1,138,270
Advertising	117,113	110,467	341,124	344,116
Other	62,655	54,541	183,104	158,399
Total revenues	598,345	547,680	1,749,937	1,640,785
Operating costs
Cost of revenue (excluding depreciation and amortization)	311,135	294,856	927,910	876,804
Sales and marketing	62,635	64,732	191,910	205,089
Product development	57,433	50,474	170,542	148,729
General and administrative	81,870	71,970	235,194	212,468
Depreciation and amortization	21,475	21,760	64,173	61,150
Acquisition-related costs	—	—	—	34,712
Impairment charges	2,503	—	15,239	—
Multiemployer pension plan liability adjustment	(2,273)	(7,127)	(2,273)	(7,127)
Total operating costs	534,778	496,665	1,602,695	1,531,825
Operating profit	63,567	51,015	147,242	108,960
Other components of net periodic benefit (income)/costs	(684)	1,757	(2,053)	4,903
Interest income and other, net	5,736	1,579	13,426	38,258
Income before income taxes	69,987	50,837	162,721	142,315
Income tax expense	16,372	14,220	40,211	39,196
Net income	$53,615	$36,617	$122,510	$103,119
Average number of common shares outstanding:
Basic	164,568	166,433	164,752	167,290
Diluted	165,406	166,497	165,436	167,418
Basic earnings per share attributable to common stockholders	$0.33	$0.22	$0.74	$0.62
Diluted earnings per share attributable to common stockholders	$0.32	$0.22	$0.74	$0.62
Dividends declared per share	$0.11	$0.09	$0.33	$0.18
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Net income	$53,615	$36,617	$122,510	$103,119
Other comprehensive income/(loss), before tax:
Loss on foreign currency translation adjustments	(2,333)	(7,603)	(1,199)	(13,219)
Pension and postretirement benefits obligation	1,550	5,247	4,656	15,371
Net unrealized gain/(loss) on available-for-sale securities	1,886	(1,631)	5,984	(11,458)
Other comprehensive income/(loss), before tax	1,103	(3,987)	9,441	(9,306)
Income tax expense/(benefit)	290	(983)	2,463	(2,467)
Other comprehensive income/(loss), net of tax	813	(3,004)	6,978	(6,839)
Comprehensive income attributable to common stockholders	$54,428	$33,613	$129,488	$96,280
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 30, 2023 and September 25, 2022
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, June 26, 2022	$17,705	$236,495	$1,896,646	$(225,680)	$(387,037)	$1,538,129	$2,005	$1,540,134
Net income	—	—	36,617	—	—	36,617	—	36,617
Dividends	—	—	(15,111)	—	—	(15,111)	—	(15,111)
Other comprehensive loss	—	—	—	—	(3,004)	(3,004)	—	(3,004)
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 11,655 Class A shares	2	(209)	—	—	—	(207)	—	(207)
Share repurchases – 850,378 Class A shares	—	—	—	(25,334)	—	(25,334)	—	(25,334)
Stock-based compensation	—	9,263	—	—	—	9,263	—	9,263
Balance, September 25, 2022	$17,707	$245,549	$1,918,152	$(251,014)	$(390,041)	$1,540,353	$2,005	$1,542,358

Balance, June 30, 2023	$17,751	$267,975	$1,991,029	$(319,858)	$(351,682)	$1,605,215	$2,005	$1,607,220
Net income	—	—	53,615	—	—	53,615	—	53,615
Dividends	—	—	(18,340)	—	—	(18,340)	—	(18,340)
Other comprehensive income	—	—	—	—	813	813	—	813
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 87,054 Class A shares	10	(2,641)	—	—	—	(2,631)	—	(2,631)
Stock-based compensation	—	14,563	—	—	—	14,563	—	14,563
Balance, September 30, 2023	$17,761	$279,897	$2,026,304	$(319,858)	$(350,869)	$1,653,235	$2,005	$1,655,240

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023 and September 25, 2022
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
Net income	—	—	103,119	—	—	103,119	—	103,119
Dividends	—	—	(30,310)	—	—	(30,310)	—	(30,310)
Other comprehensive loss					(6,839)	(6,839)		(6,839)
Issuance of stock-based awards, net of withholding taxes:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested – 149,874 Class A shares	16	(4,295)	—	—	—	(4,279)	—	(4,279)
Performance-based awards – 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share repurchases – 2,324,708 Class A shares	—	—	—	(79,803)	—	(79,803)	—	(79,803)
Stock-based compensation	—	25,299	—	—	—	25,299	—	25,299
Balance, September 25, 2022	$17,707	$245,549	$1,918,152	$(251,014)	$(390,041)	$1,540,353	$2,005	$1,542,358

Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
Net income	—	—	122,510	—	—	122,510	—	122,510
Dividends	—	—	(55,065)	—	—	(55,065)	—	(55,065)
Other comprehensive income	—	—	—	—	6,978	6,978	—	6,978
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 416,289 Class A shares	44	(11,226)	—	—	—	(11,182)	—	(11,182)
Performance-based awards – 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Share repurchases – 1,161,017 Class A shares	—	—	—	(43,591)	—	(43,591)	—	(43,591)
Stock-based compensation	—	38,716	—	—	—	38,716	—	38,716
Balance, September 30, 2023	$17,761	$279,897	$2,026,304	$(319,858)	$(350,869)	$1,653,235	$2,005	$1,655,240

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 25, 2022
Cash flows from operating activities
Net income	$122,510	$103,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,173	61,150
Amortization of right of use asset	7,184	7,465
Stock-based compensation expense	38,716	25,299
Multiemployer pension plan liability adjustment	(2,273)	(7,127)
Impairment charges	15,239	—
Gain on sale of land	—	(34,227)
Change in long-term retirement benefit obligations	(21,339)	(19,100)
Contingent consideration fair value adjustment	2,813	—
Other – net	2,582	273
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable – net	53,494	74,869
Other assets	9	(25,575)
Accounts payable, accrued payroll and other liabilities	(59,698)	(106,174)
Unexpired subscriptions	690	5,052
Net cash provided by operating activities	224,100	85,024
Cash flows from investing activities
Purchases of marketable securities	(186,018)	(6,650)
Maturities of marketable securities	100,515	469,863
Business acquisitions, net of cash acquired	—	(515,299)
Sales of investments – net	—	(1,886)
Capital expenditures	(16,539)	(27,809)
Other – net	4,754	2,482
Net cash used in investing activities	(97,288)	(79,299)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(51,360)	(41,878)
Payment of contingent consideration	(2,586)	(1,724)
Capital shares:
Proceeds from stock option exercises	—	3
Repurchases	(43,591)	(79,803)
Share-based compensation tax withholding	(14,279)	(9,837)
Net cash used in financing activities	(111,816)	(133,239)
Net increase/(decrease) in cash, cash equivalents and restricted cash	14,996	(127,514)
Effect of exchange rate changes on cash	(310)	(3,074)
Cash, cash equivalents and restricted cash at the beginning of the period	235,173	334,306
Cash, cash equivalents and restricted cash at the end of the period	$249,859	$203,718
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2023, and December 31, 2022, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended September 30, 2023, and September 25, 2022. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The third quarter of 2023 included an additional day compared with the third quarter of 2022 as a result of the change in the Company’s fiscal year to the calendar year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
Reclassification
Beginning with the third quarter of 2023, we have updated our presentation of total operating costs to include operating items that are outside the ordinary course of our operations (“special items”). These items have been previously presented separate from operating costs and included in operating profit. We recast operating costs for the prior periods in order to present comparable financial results. There was no change to consolidated operating profit, net income or cash flows as a result of this change.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2023, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022, have not changed.
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
Advertising revenue is generated principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print in the form of column-inch ads. Advertising revenue is generated primarily from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through open-market programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising as well as preprinted advertising, also known as freestanding inserts. NYTG has revenue from all categories discussed above.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Athletic has revenue from direct-sold display advertising, podcast, email and video advertisements and open-market programmatic advertising. There is no print advertising revenue generated from The Athletic.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), television and film, our live events business, retail commerce and our student subscription sponsorship program.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2023	As % of total	September 25, 2022	As % of total	September 30, 2023	As % of total	September 25, 2022	As % of total
Subscription	$418,577	70.0%	$382,672	69.9%	$1,225,709	70.0%	$1,138,270	69.3%
Advertising	117,113	19.6%	110,467	20.1%	341,124	19.5%	344,116	21.0%
Other (1)	62,655	10.4%	54,541	10.0%	183,104	10.5%	158,399	9.7%
Total	$598,345	100.0%	$547,680	100.0%	$1,749,937	100.0%	$1,640,785	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.8 million and $7.3 million for the third quarters of 2023 and 2022, respectively, and $20.5 million and $21.5 million for the first nine months of 2023 and 2022, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the third quarters and first nine months ended September 30, 2023, and September 25, 2022:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2023	As % of total	September 25, 2022	As % of total	September 30, 2023	As % of total	September 25, 2022	As % of total
Digital-only subscription revenues(1)	$282,228	67.4%	$243,889	63.7%	$810,770	66.1%	$709,378	62.3%
Print subscription revenues(2)	136,349	32.6%	138,783	36.3%	414,939	33.9%	428,892	37.7%
Total subscription revenues	$418,577	100.0%	$382,672	100.0%	$1,225,709	100.0%	$1,138,270	100.0%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and to our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the third quarters and first nine months ended September 30, 2023, and September 25, 2022:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2023	As % of total	September 25, 2022	As % of total	September 30, 2023	As % of total	September 25, 2022	As % of total
Advertising revenues:
Digital	$75,001	64.0%	$70,282	63.6%	$210,076	61.6%	$206,588	60.0%
Print	42,112	36.0%	40,185	36.4%	131,048	38.4%	137,528	40.0%
Total advertising	$117,113	100.0%	$110,467	100.0%	$341,124	100.0%	$344,116	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $194 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $23 million, $74 million and $97 million will be recognized in the remainder of 2023, 2024 and thereafter through 2028, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unexpired Subscriptions
Payments for subscriptions are typically due upfront and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2022, were $155.9 million, of which approximately $149 million was recognized as revenues during the nine months ended September 30, 2023.
Contract Assets
As of September 30, 2023, and December 31, 2022, the Company had $3.7 million in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). Pre-tax net unrealized losses in Accumulated other comprehensive income (“AOCI”) were $5.4 million and $11.4 million as of September 30, 2023, and December 31, 2022, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of September 30, 2023, and December 31, 2022:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$119,854	$—	$(3,089)	$116,765
U.S. Treasury securities	35,673	—	(562)	35,111
U.S. governmental agency securities	11,000	—	(139)	10,861
Total short-term AFS securities	$166,527	$—	$(3,790)	$162,737
Long-term AFS securities
U.S. Treasury securities	$126,739	$5	$(1,026)	$125,718
Corporate debt securities	59,542	7	(525)	59,024
U.S. governmental agency securities	4,828	—	(116)	4,712
Total long-term AFS securities	$191,109	$12	$(1,667)	$189,454

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$52,315	$—	$(1,286)	$51,029
U.S. Treasury securities	45,096	—	(963)	44,133
U.S. governmental agency securities	22,806	—	(722)	22,084
Municipal securities	8,903	—	(177)	8,726
Total short-term AFS securities	$129,120	$—	$(3,148)	$125,972
Long-term AFS securities
U.S. Treasury securities	$25,990	$—	$(1,576)	$24,414
Corporate debt securities	115,207	—	(6,377)	108,830
U.S. governmental agency securities	5,999	—	(326)	5,673
Total long-term AFS securities	$147,196	$—	$(8,279)	$138,917

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of September 30, 2023, and December 31, 2022, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$11,288	$(37)	$105,476	$(3,052)	$116,764	$(3,089)
U.S. Treasury securities	7,361	(6)	33,518	(992)	40,879	(998)
U.S. governmental agency securities	—	—	10,861	(139)	10,861	(139)
Total short-term AFS securities	$18,649	$(43)	$149,855	$(4,183)	$168,504	$(4,226)
Long-term AFS securities
U.S. Treasury securities	$103,039	$(488)	$2,188	$(103)	$105,227	$(591)
Corporate debt securities	48,226	(224)	5,891	(301)	54,117	(525)
U.S. governmental agency securities	3,762	(66)	950	(49)	4,712	(115)
Total long-term AFS securities	$155,027	$(778)	$9,029	$(453)	$164,056	$(1,231)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$3,799	$(11)	$47,230	$(1,275)	$51,029	$(1,286)
U.S. Treasury securities	—	—	44,133	(963)	44,133	(963)
U.S. governmental agency securities	—	—	22,084	(722)	22,084	(722)
Municipal securities	—	—	8,726	(177)	8,726	(177)
Total short-term AFS securities	$3,799	$(11)	$122,173	$(3,137)	$125,972	$(3,148)
Long-term AFS securities
U.S. Treasury securities	$282	$(9)	$24,132	$(1,567)	$24,414	$(1,576)
Corporate debt securities	2,004	(57)	106,826	(6,320)	108,830	(6,377)
U.S. governmental agency securities	—	—	5,673	(326)	5,673	(326)
Total long-term AFS securities	$2,286	$(66)	$136,631	$(8,213)	$138,917	$(8,279)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of September 30, 2023, and December 31, 2022, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 30, 2023, and December 31, 2022, we have recognized no losses or allowance for credit losses related to AFS securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2023, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 25 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
Goodwill and Intangibles
The changes in the carrying amount of goodwill as of September 30, 2023, and since December 26, 2021, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 26, 2021	$166,360	$—	$166,360
Foreign currency translation	(3,674)	—	(3,674)
Acquisition of The Athletic Media Company	—	249,792	249,792
Measurement period adjustments	—	1,568	1,568
Balance as of December 31, 2022	162,686	251,360	414,046
Foreign currency translation	(740)	—	(740)
Balance as of September 30, 2023	$161,946	$251,360	$413,306
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of September 30, 2023, the gross book value and accumulated amortization of the finite-lived intangible assets were as follows:

(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(15,492)	$147,126	18.5
Existing subscriber base	136,500	(20,250)	116,250	10.5
Developed technology	38,401	(13,546)	24,855	3.5
Content archive	5,751	(3,640)	2,111	2.5
Total finite-lived intangibles	$343,270	$(52,928)	$290,342	13.9
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $7.3 million and $7.4 million for the third quarters of 2023 and 2022, respectively, and $22.0 million and $19.7 million for the first nine months of 2023 and 2022, respectively. The estimated aggregate amortization expense for the remainder of 2023 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2023	$7,322
2024	27,487
2025	27,213
2026	26,960
2027	20,171
Thereafter	181,189
Total amortization expense	$290,342
The aggregate carrying amount of intangible assets of $292.8 million, which includes an indefinite-lived intangible of $2.5 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of September 30, 2023.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the quarter ended September 30, 2023, we reduced our long-term advertising and subscription revenue expectations for Serial podcasts. As a result, we performed an interim quantitative impairment test for the Serial indefinite-lived intangible asset as of September 30, 2023. We compared the fair value of the Serial trademark, calculated using a discounted cash flow analysis, to its carrying value and recorded an impairment charge of $2.5 million. This charge is included in Impairment charges in our Condensed Consolidated Statement of Operations.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities revalued, sold or impaired are recognized in Interest income and other, net in our Condensed Consolidated Statements of Operations.
As of September 30, 2023, and December 31, 2022, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $29.7 million and $29.8 million, respectively.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $2.1 million and $2.0 million for the third quarters of 2023 and 2022, respectively, and $5.7 million and $5.9 million for the first nine months of 2023 and 2022, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Interest income	$6,016	$1,817	$14,182	$4,574
Gain on the sale of land (1)	—	—	—	34,227
Interest expense	(280)	(238)	(756)	(543)
Total interest income and other, net	$5,736	$1,579	$13,426	$38,258
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
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 30, 2023, and September 25, 2022, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 30, 2023	September 25, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$235,566	$190,050
Restricted cash included within miscellaneous assets	14,293	13,668
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$249,859	$203,718
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
As of September 30, 2023, and December 31, 2022, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2023, the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized $3.1 million and $2.0 million in severance costs for the third quarters of 2023 and 2022, respectively, and $7.6 million and $4.7 million for the first nine months of 2023 and 2022, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $6.9 million and $4.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, respectively.
Impairment Charges
In September 2023, we recorded a $2.5 million impairment of our Serial podcast indefinite-lived intangible asset. See Note 5 for more details.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022:

(In thousands)	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
Corporate debt securities	$116,765	$—	$116,765	$—	$51,029	$—	$51,029	$—
U.S Treasury securities	35,111	—	35,111	—	44,133	—	44,133	—
U.S. governmental agency securities	10,861	—	10,861	—	22,084	—	22,084	—
Municipal securities	—	—	—	—	8,726	—	8,726	—
Total short-term AFS securities	$162,737	$—	$162,737	$—	$125,972	$—	$125,972	$—
Long-term AFS securities (1)
U.S. Treasury securities	$125,718	$—	$125,718	$—	$24,414	$—	$24,414	$—
Corporate debt securities	59,024	—	59,024	—	108,830	—	108,830	—
U.S. governmental agency securities	4,712	—	4,712	—	5,673	—	5,673	—
Total long-term AFS securities	$189,454	$—	$189,454	$—	$138,917	$—	$138,917	$—
Liabilities:
Deferred compensation (2)(3)	$12,475	$12,475	$—	$—	$14,635	$14,635	$—	$—
Contingent consideration (4)	$5,551	$—	$—	$5,551	$5,324	$—	$—	$5,324
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $50.6 million as of September 30, 2023, and $48.4 million as of December 31, 2022. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
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
The following table presents changes in the contingent consideration balances for the third quarters and nine months ended September 30, 2023, and September 25, 2022:

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Balance at the beginning of the period	$5,464	$5,858	$5,324	$7,450
Payments	(862)	—	(2,586)	(1,724)
Fair value adjustments (1)	949	—	2,813	132
Contingent consideration at the end of the period	$5,551	$5,858	$5,551	$5,858
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
The components of net periodic pension (income)/cost were as follows:

	For the Quarters Ended
	September 30, 2023			September 25, 2022
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,417	$—	$1,417	$2,882	$—	$2,882
Interest cost	14,198	2,296	16,494	8,837	1,284	10,121
Expected return on plan assets	(19,122)	—	(19,122)	(13,807)	—	(13,807)
Amortization of actuarial loss	663	890	1,553	3,266	1,643	4,909
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(3,330)	$3,186	$(144)	$692	$2,927	$3,619

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2023			September 25, 2022
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,252	$—	$4,252	$8,645	$—	$8,645
Interest cost	42,595	6,887	49,482	26,512	3,853	30,365
Expected return on plan assets	(57,367)	—	(57,367)	(41,422)	—	(41,422)
Amortization of actuarial loss	1,991	2,669	4,660	9,799	4,929	14,728
Amortization of prior service credit	(1,459)	—	(1,459)	(1,459)	—	(1,459)
Net periodic pension (income)/cost	$(9,988)	$9,556	$(432)	$2,075	$8,782	$10,857
During the first nine months of 2023 and 2022, we made pension contributions of $7.7 million and $7.5 million, respectively, to the APP. We expect to make contractual contributions in 2023 of approximately $10 million, which more than satisfy minimum funding requirements.
As part of our strategy to reduce the pension obligations and the resulting impact on our overall financial position, we have offered lump-sum payments to certain former employees participating in both our qualified and non-qualified pension plans. In the third quarter of 2023, the Company extended a voluntary offer to certain former employees who participated in The New York Times Companies Pension Plan to elect immediate lump-sum payments. The election period for this voluntary offer closes on November 14, 2023.
Multiemployer Plans
During the third quarters of 2023 and 2022, we recorded favorable adjustments of $2.3 million and $7.1 million, respectively, related to a reduction to our multiemployer pension plan liability. These adjustments were recorded in Multiemployer pension plan liability adjustment in our Condensed Consolidated Statements of Operations.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Service cost	$8	$11	$25	$34
Interest cost	375	183	1,126	548
Amortization of actuarial loss	486	823	1,455	2,470
Amortization of prior service credit	—	—	—	(368)
Net periodic postretirement benefit cost	$869	$1,017	$2,606	$2,684

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The Company had income tax expense of $16.4 million and $40.2 million in the third quarter and first nine months of 2023, respectively. The Company had income tax expense of $14.2 million and $39.2 million in the third quarter and first nine months of 2022, respectively. The Company’s effective tax rates were 23.4% and 24.7% for the third quarter and first nine months of 2023, respectively. The Company’s effective tax rates were 28.0% and 27.5% for the third quarter and first nine months of 2022, respectively. The increase in income tax expense in the third quarter and first nine months of 2023 was primarily due to higher income in both periods. The decrease in the effective tax rate in the third quarter and first nine months of 2023 was primarily due to higher federal tax credits for increasing research and development activities in 2023.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. In 2022, our cash from operations decreased approximately $60 million and our net deferred tax assets increased by a similar amount as a result of this legislation. In 2023, we expect a negative impact on our cash from operations of approximately $31 million. The actual impact on 2023 cash from operations will depend on the amount of research and development costs we incur, on whether Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares was approximately 0.8 million and 0.7 million in the third quarter and first nine months of 2023, respectively, and resulted primarily from the dilutive effect of our stock-based awards. The difference between basic and diluted shares was de minimis in the third quarter and first nine months of 2022, respectively.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.1 million restricted stock units excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2023, because they were anti-dilutive. There were approximately 1.6 million and 1.1 million restricted stock units excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2022, respectively, because they were anti-dilutive. There were no anti-dilutive stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the third quarters and first nine months of 2023 and 2022.
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
As of September 30, 2023, repurchases under these authorizations totaled approximately $148.6 million (excluding commissions) and approximately $251.4 million remained. During the nine months ended September 30, 2023, repurchases under these authorizations totaled approximately $43.6 million (excluding commissions).

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of September 30, 2023:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(510)	$(348,947)	$(8,390)	$(357,847)
Other comprehensive income before reclassifications, before tax	(1,199)	—	5,984	4,785
Amounts reclassified from accumulated other comprehensive loss, before tax	—	4,656	—	4,656
Income tax expense	(352)	1,230	1,585	2,463
Net current-period other comprehensive income, net of tax	(847)	3,426	4,399	6,978
Balance as of September 30, 2023	$(1,357)	$(345,521)	$(3,991)	$(350,869)
The following table summarizes the reclassifications from AOCI for the nine months ended September 30, 2023:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit (1)	$(1,459)	Other components of net periodic benefit (income)/costs
Amortization of actuarial loss (1)	6,115	Other components of net periodic benefit (income)/costs
Total reclassification, before tax (2)	4,656
Income tax expense	1,230	Income tax expense
Total reclassification, net of tax	$3,426
(1) These AOCI components are included in the computation of net periodic benefit (income)/cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended September 30, 2023.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	September 30, 2023	September 25, 2022
Cost of revenue	$3,673	$2,028	$8,970	$5,647
Sales and marketing	350	337	1,214	1,006
Product development	5,554	2,986	14,472	7,586
General and administrative	4,986	3,912	14,060	11,060
Total stock-based compensation expense	$14,563	$9,263	$38,716	$25,299

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
Since the acquisition of The Athletic in the first quarter of 2022, the Company has had two reportable segments: NYTG and The Athletic. These segments are evaluated regularly by the Company’s Chief Operating Decision Maker in assessing performance and allocating resources. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit for NYTG and The Athletic is presented below, along with a reconciliation to consolidated income before taxes. Asset information by segment is not a measure of performance used by the Company’s Chief Operating Decision Maker. Accordingly, we have not disclosed asset information by segment.
Subscription revenues from and expenses associated with our digital subscription package (or “bundle”) are allocated to NYTG and The Athletic. The Athletic was first introduced into our bundle in June 2022. Therefore, The Athletic’s results for the second quarter of 2022 include bundle revenues and expenses for only part of the quarter, whereas the second quarter of 2023 includes bundle revenues and expenses for the entire quarter.
Prior to April 1, 2023, we allocated bundle revenues first to our digital news product based on its standalone list price and then the remaining bundle revenues were allocated to the other products in the bundle, including The Athletic, based on their relative standalone list prices. Starting April 1, 2023, we allocate 10% of bundle revenues to The Athletic based on management’s view of The Athletic’s relative value to the bundle, which is derived based on analysis of various metrics, and allocate the remaining bundle revenues to NYTG.
Prior to April 1, 2023, we allocated to NYTG and The Athletic direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, based on a historical actual percentage of these costs to bundle revenues. Starting April 1, 2023, we allocate 10% of product development, marketing and subscriber servicing expenses (including the direct variable expenses referenced above) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
For comparison purposes, the Company has recast segment results for the quarters following the second quarter of 2022 to reflect the updated allocation methodology. The second quarter of 2022 was not recast as the change was de minimis for that quarter in light of the timing of the introduction of The Athletic to the bundle.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first nine months of 2022 included The Athletic for approximately eight months, while results for the first nine months of 2023 included The Athletic for the full nine months.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present segment information:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022 (1)	% Change	September 30, 2023	September 25, 2022 (1)	% Change
Revenues
NYTG	$563,903	$524,061	7.6%	$1,657,179	$1,585,463	4.5%
The Athletic	34,442	23,619	45.8%	92,758	55,322	67.7%
Total revenues	$598,345	$547,680	9.3%	$1,749,937	$1,640,785	6.7%
Adjusted operating profit (loss)
NYTG	$97,654	$81,030	20.5%	$262,911	$237,572	10.7%
The Athletic	(7,899)	(12,053)	(34.5)%	(27,016)	(31,473)	(14.2)%
Total adjusted operating profit	$89,755	$68,977	30.1%	$235,895	$206,099	14.5%
Less:
Other components of net periodic benefit costs	(684)	1,757	*	(2,053)	4,903	*
Depreciation and amortization	21,475	21,760	(1.3)%	64,173	61,150	4.9%
Severance	3,086	2,010	53.5%	7,578	4,670	62.3%
Multiemployer pension plan withdrawal costs	1,397	1,319	5.9%	3,936	3,734	5.4%
Acquisition-related costs	—	—	—	—	34,712	*
Impairment charges	2,503	—	*	15,239	—	*
Multiemployer pension plan liability adjustment	(2,273)	(7,127)	(68.1)%	(2,273)	(7,127)	(68.1)%
Add:
Interest income and other, net	5,736	1,579	*	13,426	38,258	(64.9)%
Income before income taxes	$69,987	$50,837	37.7%	$162,721	$142,315	14.3%
(1) Recast to reflect updated bundle allocation methodology.
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues detail by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022 (1)	% Change	September 30, 2023	September 25, 2022 (1)	% Change
NYTG
Subscription	$392,937	$361,488	8.7%	$1,152,130	$1,089,710	5.7%
Advertising	108,672	108,134	0.5%	323,091	337,456	(4.3)%
Other	62,294	54,439	14.4%	181,958	158,297	14.9%
Total	$563,903	$524,061	7.6%	$1,657,179	$1,585,463	4.5%
The Athletic
Subscription	$25,640	$21,184	21.0%	$73,579	$48,560	51.5%
Advertising	8,441	2,333	*	18,033	6,660	*
Other	361	102	*	1,146	102	*
Total	$34,442	$23,619	45.8%	$92,758	$55,322	67.7%
The New York Times Company
Subscription	$418,577	$382,672	9.4%	$1,225,709	$1,138,270	7.7%
Advertising	117,113	110,467	6.0%	341,124	344,116	(0.9)%
Other	62,655	54,541	14.9%	183,104	158,399	15.6%
Total	$598,345	$547,680	9.3%	$1,749,937	$1,640,785	6.7%
(1) Recast to reflect updated bundle allocation methodology.
* Represents a change equal to or in excess of 100% or not meaningful.
NOTE 14. CONTINGENT LIABILITIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally have damage claims that are greatly in excess of the payments, if any, that we would be required to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2023, is believed to be reasonably possible.
NOTE 15. SUBSEQUENT EVENTS
During the third quarter of 2023, the Company extended a voluntary offer to certain former employees who participated in The New York Times Companies Pension Plan to elect immediate lump-sum payments. The election period for this voluntary offer closes on November 14, 2023. The Company expects to record a settlement charge in the fourth quarter of 2023 based on the participants’ acceptance rate, which we are not able to estimate as of the filing date of this report for the quarterly period ended September 30, 2023.

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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone subscriptions to our digital products, our digital subscription package (or “bundle”) and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our headquarters (the “Company Headquarters”), television and film, our live events business, retail commerce and our student subscription sponsorship program.
Our main operating costs are employee-related costs.
Beginning with the third quarter of 2023, we have updated our presentation of total operating costs to include operating items that are outside the ordinary course of our operations (“special items”). These items have been previously presented separate from operating costs and included in operating profit. We recast operating costs for the prior periods in order to present comparable financial results. There was no change to consolidated operating profit, net income or cash flows as a result of this change.
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
The third quarter of 2023 included an additional day compared with the third quarter of 2022 as a result of the change in the Company’s fiscal year to the calendar year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first nine months of 2022 included The Athletic for approximately eight months, while results for the first nine months of 2023 included The Athletic for the full nine months.

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
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic, public health and geopolitical conditions. These include economic weakness, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations, including for unionized employees; inflation; supply chain disruptions; rising interest rates; and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results.
We believe the macroeconomic environment has had and may continue to have an adverse impact on both digital and print advertising spending.
We are experiencing a competitive labor market and pressure on compensation and benefit costs for certain employees, mainly in technology roles. In addition, although we have not seen a significant impact from inflation on our recent financial results to date, if inflation remains at current levels, or increases, for an extended period, our employee-related costs are likely to increase. Our printing and distribution costs also have been impacted and may be further impacted by inflation and higher costs, including those associated with raw materials, delivery costs and/or utilities.
The media industry has transitioned from being primarily print-focused to digital, resulting in secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse.
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

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	% Change	September 30, 2023	September 25, 2022	% Change
Revenues
Subscription	$418,577	$382,672	9.4%	$1,225,709	$1,138,270	7.7%
Advertising	117,113	110,467	6.0%	341,124	344,116	(0.9)%
Other	62,655	54,541	14.9%	183,104	158,399	15.6%
Total revenues	598,345	547,680	9.3%	1,749,937	1,640,785	6.7%
Operating costs
Cost of revenue (excluding depreciation and amortization)	311,135	294,856	5.5%	927,910	876,804	5.8%
Sales and marketing	62,635	64,732	(3.2)%	191,910	205,089	(6.4)%
Product development	57,433	50,474	13.8%	170,542	148,729	14.7%
General and administrative	81,870	71,970	13.8%	235,194	212,468	10.7%
Depreciation and amortization	21,475	21,760	(1.3)%	64,173	61,150	4.9%
Acquisition-related costs	—	—	—	—	34,712	*
Impairment charges	2,503	—	*	15,239	—	*
Multiemployer pension plan liability adjustment	(2,273)	(7,127)	(68.1)%	(2,273)	(7,127)	(68.1)%
Total operating costs (1)	534,778	496,665	7.7%	1,602,695	1,531,825	4.6%
Operating profit	63,567	51,015	24.6%	147,242	108,960	35.1%
Other components of net periodic benefit (income)/costs	(684)	1,757	*	(2,053)	4,903	*
Interest income and other, net	5,736	1,579	*	13,426	38,258	(64.9)%
Income before income taxes	69,987	50,837	37.7%	162,721	142,315	14.3%
Income tax expense	16,372	14,220	15.1%	40,211	39,196	2.6%
Net income	$53,615	$36,617	46.4%	$122,510	$103,119	18.8%
(1) Third quarter and nine months of 2022 were recast to conform to the current presentation of total operating costs. See Executive Overview for more details.
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
We offer a bundle that includes access to our digital news product, as well as The Athletic and our Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to our digital news product, as well as to The Athletic, and to our Cooking, Games and Wirecutter products. Access to our new Audio product, which we launched in the second quarter of 2023, is included in bundle subscriptions and subscriptions to our digital and print news products.
Subscription revenues increased $35.9 million, or 9.4%, in the third quarter of 2023 compared with the same prior-year period, primarily due to an increase in digital-only subscription revenues of $38.3 million, or 15.7%, partially offset by a decrease in print subscription revenues of $2.4 million, or 1.8%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $44.1 million and an increase in other single-product subscription revenues of $2.2 million, partially offset by a decrease in news-only subscription revenues of $8.0 million. Bundle and multiproduct average digital-only subscribers increased 1,490,000, or 73.4%, while bundle and multiproduct ARPU decreased $2.96, or 18.8%. Other single-product average digital-only subscribers increased 310,000, or 13.5%, while other single-product ARPU decreased $0.21, or 5.7%. News-only average digital-only subscribers decreased 1,000,000, or 24.1%, while news-only ARPU increased $1.75, or 21.1%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
Subscription revenues increased $87.4 million, or 7.7%, in the first nine months of 2023 compared with the same prior-year period, primarily due to an increase in digital-only subscription revenues of $101.4 million, or 14.3%, partially offset by a decrease in print subscription revenues of $14.0 million, or 3.3%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $112.5 million and an increase in other single-product subscription revenues of $11.4 million, partially offset by a decrease in news-only subscription revenues of $22.5 million. Bundle and multiproduct average digital-only subscribers increased 1,240,000, or 65.4%, while bundle and multiproduct ARPU decreased $2.69, or 16.6%. Other single-product average digital-only subscribers increased 480,000, or 24.0%, while other single-product ARPU decreased $0.27, or 7.1%. News-only average digital-only subscribers decreased 770,000, or 18.1%, while news-only ARPU increased $1.14, or 14.0%. Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the third quarters and first nine months of 2023 and 2022:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	% Change	September 30, 2023	September 25, 2022	% Change
Digital-only subscription revenues (1)	$282,228	$243,889	15.7%	$810,770	$709,378	14.3%
Print subscription revenues (2)	136,349	138,783	(1.8)%	414,939	428,892	(3.3)%
Total subscription revenues	$418,577	$382,672	9.4%	$1,225,709	$1,138,270	7.7%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and to our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended the third quarter of 2023 with approximately 10.08 million subscribers across its print and digital products, including approximately 9.41 million digital-only subscribers.
Compared with the end of the second quarter of 2023, there was a net increase of 210,000 digital-only subscribers. Compared with the end of the third quarter of 2022, there was a net increase of 820,000 digital-only subscribers.

Print domestic home-delivery subscribers totaled approximately 670,000 at the end of the third quarter of 2023, a net decrease of 10,000 subscribers compared with the end of the second quarter of 2023 and a net decrease of 70,000 subscribers compared with the end of the third quarter of 2022. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
Beginning with the second quarter of 2023, we report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to Total digital-only subscribers, as well as the average revenue per user for each of these categories.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 25, 2022
Digital-only subscribers:
Bundle and multiproduct (1)(2)	3,790	3,300	3,020	2,500	2,130
News-only (2)(3)	3,020	3,320	3,580	3,920	4,130
Other single-product (2)(4)	2,600	2,580	2,420	2,410	2,330
Total digital-only subscribers (2)(5)	9,410	9,190	9,020	8,830	8,590
Print subscribers (6)	670	690	710	730	740
Total subscribers	10,080	9,880	9,730	9,550	9,330
(1) Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2) Includes group corporate and group education subscriptions, which collectively represented approximately 5% of total digital-only subscribers as of the end of the third quarter of 2023. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

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
The following table sets forth the subset of subscribers above who have a paid digital-only standalone subscription or a bundle subscription that includes the ability to access The Athletic as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 25, 2022
Digital-only subscribers with The Athletic (1)(2)	4,180	3,640	3,270	2,680	2,290
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

“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 25, 2022
Digital-only ARPU:
Bundle and multiproduct	$12.81	$13.40	$14.33	$15.20	$15.77
News-only	$10.05	$9.29	$8.69	$8.49	$8.30
Other single-product	$3.48	$3.57	$3.67	$3.65	$3.69
Total digital-only ARPU	$9.28	$9.15	$9.04	$8.93	$8.87
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

The following charts illustrate net additions and ARPU metrics relating to our digital-only subscriber categories for the five most recent fiscal quarters:
The sum of the subscriber categories net additions may not always equal total digital-only subscribers net additions due to rounding. Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
Total digital-only ARPU was $9.28 for the third quarter of 2023, an increase of 4.6% compared with the third quarter of 2022 and 1.4% compared with the second quarter of 2023. The quarter-over-quarter increase was driven primarily by subscribers graduating from promotional to higher prices and from the price increases on tenured non-bundle subscribers while the year-over-year increase was driven primarily by the price increases on tenured non-bundle subscribers.

Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video ads, and in print in the form of column-inch ads. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through open-market programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements. Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. NYTG has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising, podcast, video and email advertisements and open-market programmatic advertising. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic.
The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2023 and 2022:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	% Change	September 30, 2023	September 25, 2022	% Change
Advertising revenues:
Digital	$75,001	$70,282	6.7%	$210,076	$206,588	1.7%
Print	42,112	40,185	4.8%	131,048	137,528	(4.7)%
Total advertising	$117,113	$110,467	6.0%	$341,124	$344,116	(0.9)%
Digital advertising revenues, which represented 64.0% of total advertising revenues in the third quarter of 2023, increased $4.7 million, or 6.7%, to $75.0 million compared with $70.3 million in the same prior-year period. The increase was primarily a result of higher revenues in core digital advertising of $4.9 million, partially offset by lower other digital revenues of $0.2 million. Core digital advertising revenues increased due to higher direct-sold display advertising, partially offset by a decrease in podcast advertising revenues. Direct-sold display impressions increased 14%, while the average rate decreased 6%. Other digital advertising revenues decreased primarily due to a decrease in creative services fees as a result of fewer advertising campaigns in 2023, partially offset by an increase in open-market programmatic revenues. Programmatic impressions increased 70%, while the average rate decreased 28%.
Digital advertising revenues, which represented 61.6% of the total advertising revenues in the first nine months of 2023, increased $3.5 million, or 1.7%, to $210.1 million compared with $206.6 million in the same prior-year period. The increase was primarily a result of higher revenues in core digital advertising of $5.0 million, partially offset by lower other digital revenues of $1.5 million. Core digital advertising revenues increased due to higher direct-sold display advertising, partially offset by a decrease in podcast advertising revenues. Direct-sold display impressions increased 19%, while the average rate decreased 4%. Other digital advertising revenue decreased primarily due to a decrease in creative services fees as a result of fewer advertising campaigns in 2023, partially offset by an increase in open-market programmatic advertising revenues. Programmatic impressions increased 50%, while the average rate decreased 25%.
Print advertising revenues, which represented 36.0% of total advertising revenues in the third quarter of 2023, increased $1.9 million, or 4.8%, to $42.1 million compared with $40.2 million in the same prior-year period. The increase in the third quarter of 2023 was primarily due to a 9.1% increase in column-inches, partially offset by a 4.0% decrease in print advertising rate.
Print advertising revenues, which represented 38.4% of total advertising revenues in the first nine months of 2023, decreased $6.5 million, or 4.7%, to $131.0 million compared with $137.5 million in the same prior-year period. The decrease in the first nine months of 2023 was due to a 3.3% decrease in print advertising rate and a 1.5% decrease in column-inches. Print advertising revenues in both the third quarter and the first nine months of 2023 were impacted by secular trends.
In addition, we believe the macroeconomic environment has had and may continue to have an adverse impact on both digital and print advertising spending.

Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, television and film, our live events business, retail commerce and our student subscription sponsorship program. Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue, digital licensing revenue and our student subscription sponsorship program, totaled $37.2 million and $27.2 million in the third quarters of 2023 and 2022, respectively, and $101.3 million and $81.5 million in the first nine months of 2023 and 2022, respectively. Building rental revenue from the leasing of floors in the Company Headquarters totaled $6.8 million and $7.3 million in the third quarters of 2023 and 2022, respectively, and $20.5 million and $21.5 million in the first nine months of 2023 and 2022, respectively.
Other revenues increased $8.1 million, or 14.9% in the third quarter of 2023 compared with the same prior-year period, primarily as a result of growth in Wirecutter revenues of $4.8 million driven by affiliate referral revenues and an increase in content licensing revenues of $3.0 million, primarily related to a Google commercial agreement, partially offset by licensing revenue related to the Facebook News agreement, which ended in the fourth quarter of 2022.
Other revenues increased $24.7 million, or 15.6% in the first nine months of 2023 compared with the same prior-year period, primarily as a result of growth in Wirecutter revenues of $10.4 million driven by affiliate referral revenues, an increase in television and film revenues of $8.1 million and an increase in licensing revenues of $5.8 million, primarily related to a Google commercial agreement, partially offset by licensing revenue related to the Facebook News agreement, which ended in the fourth quarter of 2022.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	% Change	September 30, 2023	September 25, 2022	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization) (1)	$311,135	$294,856	5.5%	$927,910	$876,804	5.8%
Sales and marketing	62,635	64,732	(3.2)%	191,910	205,089	(6.4)%
Product development (1)	57,433	50,474	13.8%	170,542	148,729	14.7%
General and administrative (1)	81,870	71,970	13.8%	235,194	212,468	10.7%
Depreciation and amortization	21,475	21,760	(1.3)%	64,173	61,150	4.9%
Acquisition-related costs	—	—	—	—	34,712	*
Impairment charges	2,503	—	*	15,239	—	*
Multiemployer pension plan liability adjustment	(2,273)	(7,127)	(68.1)%	(2,273)	(7,127)	(68.1)%
Total operating costs (2)	$534,778	$496,665	7.7%	$1,602,695	$1,531,825	4.6%
(1) Technology costs, which include product development costs and certain components of cost of revenue and general and administrative costs as described below, increased 13.4% to $104.4 million compared with $92.1 million in the third quarter of 2022 and increased 13.8% to $310.1 million compared with $272.4 million in the first nine months of 2022.

(2) Third quarter and nine months of 2022 were recast to conform to the current presentation of total operating costs. See Executive Overview for more details

Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain that infrastructure.
Cost of revenue in the third quarter of 2023 increased $16.3 million, or 5.5%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $17.2 million and higher digital content delivery costs of $1.5 million, partially offset by lower print production and distribution costs of $1.4 million and lower advertising servicing costs of $1.2 million. Subscriber servicing costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms and merit increases. The increase in digital content delivery costs was largely due to higher compensation and benefits driven by growth in the number of employees. Advertising servicing costs decreased primarily due to a decrease in the number of employees and fewer live events in 2023. The decrease in print production and distribution costs was primarily due to lower compensation and benefits driven by production staffing efficiencies, as well as fewer print copies produced, partially offset by higher newsprint pricing. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 13.0% to $28.7 million compared with $25.4 million in the same prior-year period, primarily due to growth in the number of employees associated with digital content delivery.
Cost of revenue in the first nine months of 2023 increased $51.1 million, or 5.8%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $48.7 million, higher digital content delivery costs of $7.9 million, higher subscriber servicing costs of $2.5 million, partially offset by lower advertising servicing costs of $7.3 million and lower print production and distribution costs of $0.7 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms, merit increases and higher content creation costs as a result of additional television episodes in 2023. The increase in digital content delivery costs was largely due to higher compensation and benefits driven by growth in the number of employees and higher cloud-related costs. The increase in subscriber servicing costs was largely due to an increase in the number of employees and higher credit card processing fees and third-party commissions due to increased subscriptions, partially offset by lower customer care costs. Advertising servicing costs decreased primarily due to a decrease in the number of employees and fewer live events in 2023. The decrease in print production and distribution costs was primarily due to fewer print copies produced and lower compensation driven by production staffing efficiencies, partially offset by higher distribution costs, higher newsprint consumption due to increased commercial printing activity and higher newsprint pricing. Technology costs in Cost of revenue, which include costs related to content delivery and subscriber technology, increased 14.2% to $86.4 million compared with $75.6 million in the same prior-year period, primarily due to growth in the number of employees associated with digital content delivery and increases in cloud-related costs.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the third quarter of 2023 decreased $2.1 million, or 3.2%, compared with the same prior-year period. The decrease was due to lower marketing costs of $4.7 million offset by higher sales costs of $2.6 million. The decrease in marketing costs was primarily due to lower subscriber acquisition spending, lower agency and production fees and lower brand marketing expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by higher accrued sales commissions and bonuses and an increase in the number of sales employees.
Sales and marketing costs in the first nine months of 2023 decreased $13.2 million, or 6.4%, compared with the same prior-year period. The decrease was due to lower marketing costs of $18.7 million, offset by higher sales costs of $5.5 million. The decrease in marketing costs was primarily due to lower brand marketing expenses. The increase in sales costs was primarily due to higher compensation and benefits, largely driven by an increase in the number of sales employees.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased 14.6% to $26.1 million in the third quarter of 2023 from $30.6 million in the third quarter of 2022, and decreased 20.4% to $85.9 million in the first nine months of 2023 from $107.9 million in the first nine months of 2022. The decreases in the third quarter of 2023 and first nine months of 2023 were largely a result of lower subscriber acquisition spending and lower brand marketing expenses, respectively.

Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the third quarter and first nine months of 2023 increased $7.0 million, or 13.8%, and $21.8 million, or 14.7%, respectively compared with the same prior-year periods. The increase in both periods was largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the third quarter of 2023 increased $9.9 million, or 13.8%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $4.7 million, driven by merit increases and incentive compensation, higher severance costs of $1.1 million and an increase in our contingent consideration liability of $0.9 million. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 13.7% to $18.4 million compared with $16.2 million in the same prior-year period, primarily due to increases in both cost categories above.
General and administrative costs in the first nine months of 2023 increased $22.7 million, or 10.7%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $10.7 million driven by merit increases and incentive compensation, stock price appreciation on stock-based awards of $4.9 million as well as higher severance costs of $3.1 million. Technology costs in general and administrative, which include costs related to enterprise technology and information security, increased 10.7% to $53.3 million compared with $48.1 million in the same prior-year period, primarily due to increases in both cost categories above.
Depreciation and Amortization
Depreciation and amortization costs in the third quarter of 2023 were flat compared with the same prior-year period.
Depreciation and amortization costs in the first nine months of 2023 increased $3.0 million, or 4.9%, compared with the same prior-year period. The increase was due to the impact from the additional month of The Athletic costs in 2023, as well as assets placed in service in connection with the improvements in our Company Headquarters in 2022.
Acquisition-Related Costs
In the second quarter of 2022, the Company recorded $34.7 million of acquisition-related costs, which primarily included expenses paid in connection with the acceleration of The Athletic stock options and legal, accounting, financial advisory and integration planning expenses. There were no such costs recorded in the third quarter or first nine months of 2023.
Impairment Charges
In the third quarter of 2023, the Company recorded a $2.5 million impairment charge related to an indefinite-lived intangible asset.
In the second quarter of 2023, the Company recorded a $12.7 million impairment charge related to excess leased office space that is being marketed for sublet.
There were no impairment charges in the third quarter or first nine months of 2022.
Multiemployer Pension Plan Liability Adjustment
In the third quarters of 2023 and 2022, the Company recorded favorable adjustments related to a reduction in its multiemployer pension plan liability of $2.3 million and $7.1 million, respectively.

Segment Information
Since the acquisition of The Athletic in the first quarter of 2022, we have had two reportable segments: NYTG and The Athletic. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit expressed as a percentage of revenues is referred to as adjusted operating profit margin.
Subscription revenues from and expenses associated with our bundle are allocated to NYTG and The Athletic. The Athletic was first introduced into our bundle in June 2022. Therefore, The Athletic’s results for the second quarter of 2022 include bundle revenues and expenses for only part of the quarter, whereas the second quarter of 2023 includes bundle revenue and expenses for the entire quarter.
Prior to April 1, 2023, we allocated bundle revenues first to our digital news product based on its standalone list price and then the remaining bundle revenues were allocated to the other products in the bundle, including The Athletic, based on their relative standalone list prices. Starting April 1, 2023, we allocate 10% of bundle revenues to The Athletic based on management’s view of The Athletic’s relative value to the bundle, which is derived based on analysis of various metrics, and allocate the remaining bundle revenues to NYTG.
Prior to April 1, 2023, we allocated to NYTG and The Athletic direct variable expenses associated with the bundle, which include credit card fees, third party fees and sales taxes, based on a historical actual percentage of these costs to bundle revenues. Starting April 1, 2023, we allocate 10% of product development, marketing and subscriber servicing expenses (including the direct variable expenses referenced above) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
For comparison purposes, the Company has recast segment results for the quarters following the second quarter of 2022 to reflect the updated allocation methodology. The second quarter of 2022 was not recast as the change was de minimis for that quarter in light of the timing of the introduction of The Athletic to the bundle.
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first nine months of 2022 included The Athletic for approximately eight months, while results for the first nine months of 2023 included the Athletic for the full nine months.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022 (1)(2)	% Change	September 30, 2023	September 25, 2022 (1)(2)	% Change
Revenues
NYTG	$563,903	$524,061	7.6%	$1,657,179	$1,585,463	4.5%
The Athletic	34,442	23,619	45.8%	92,758	55,322	67.7%
Total revenues	$598,345	$547,680	9.3%	$1,749,937	$1,640,785	6.7%
Adjusted operating costs
NYTG	$466,249	$443,031	5.2%	$1,394,268	$1,347,891	3.4%
The Athletic	42,341	35,672	18.7%	119,774	86,795	38.0%
Total adjusted operating costs	$508,590	$478,703	6.2%	$1,514,042	$1,434,686	5.5%
Adjusted operating profit (loss)
NYTG	$97,654	$81,030	20.5%	$262,911	$237,572	10.7%
The Athletic	(7,899)	(12,053)	(34.5)%	(27,016)	(31,473)	(14.2)%
Total adjusted operating profit	$89,755	$68,977	30.1%	$235,895	$206,099	14.5%
AOP margin % - NYTG	17.3%	15.5%	180 bps	15.9%	15.0%	90 bps
(1) Third quarter and nine months of 2022 were recast to conform to the current presentation of total operating costs. See Executive Overview for more details
(2) Recast to reflect updated bundle allocation methodology.
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022 (1)	% Change	September 30, 2023	September 25, 2022 (1)	% Change
NYTG
Subscription	$392,937	$361,488	8.7%	$1,152,130	$1,089,710	5.7%
Advertising	108,672	108,134	0.5%	323,091	337,456	(4.3)%
Other	62,294	54,439	14.4%	181,958	158,297	14.9%
Total	$563,903	$524,061	7.6%	$1,657,179	$1,585,463	4.5%
The Athletic
Subscription	$25,640	$21,184	21.0%	$73,579	$48,560	51.5%
Advertising	8,441	2,333	*	18,033	6,660	*
Other	361	102	*	1,146	102	*
Total	$34,442	$23,619	45.8%	$92,758	$55,322	67.7%
The New York Times Company
Subscription	$418,577	$382,672	9.4%	$1,225,709	$1,138,270	7.7%
Advertising	117,113	110,467	6.0%	341,124	344,116	(0.9)%
Other	62,655	54,541	14.9%	183,104	158,399	15.6%
Total	$598,345	$547,680	9.3%	$1,749,937	$1,640,785	6.7%
(1) Recast to reflect updated bundle allocation methodology.
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) details by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022 (1)	% Change	September 30, 2023	September 25, 2022 (1)	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$288,228	$274,506	5.0%	$860,340	$823,966	4.4%
Sales and marketing	51,956	56,503	(8.0)%	165,135	189,146	(12.7)%
Product development	50,930	45,546	11.8%	151,810	137,498	10.4%
Adjusted general and administrative (2)	75,135	66,476	13.0%	216,983	197,281	10.0%
Total	$466,249	$443,031	5.2%	$1,394,268	$1,347,891	3.4%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$22,907	$20,350	12.6%	$67,570	$52,838	27.9%
Sales and marketing	10,679	8,229	29.8%	26,775	15,943	67.9%
Product development	6,503	4,928	32.0%	18,732	11,231	66.8%
Adjusted general and administrative (3)	2,252	2,165	4.0%	6,697	6,783	(1.3)%
Total	$42,341	$35,672	18.7%	$119,774	$86,795	38.0%
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$311,135	$294,856	5.5%	$927,910	$876,804	5.8%
Sales and marketing	62,635	64,732	(3.2)%	191,910	205,089	(6.4)%
Product development	57,433	50,474	13.8%	170,542	148,729	14.7%
Adjusted general and administrative	77,387	68,641	12.7%	223,680	204,064	9.6%
Total	$508,590	$478,703	6.2%	$1,514,042	$1,434,686	5.5%
(1) Recast to reflect updated bundle allocation methodology.
(2) Excludes severance of $3.1 million and $6.4 million for the third quarter and first nine months of 2023, respectively. Excludes multiemployer pension withdrawal costs of $1.4 million and $3.9 million for the third quarter and first nine months of 2023, respectively. Excludes severance of $2.0 million and $4.5 million for the third quarter and first nine months of 2022, respectively, and multiemployer pension withdrawal costs of $1.3 million and $3.7 million for the third quarter and first nine months of 2022, respectively.

(3) Excludes severance of $1.2 million for the first nine months of 2023. Excludes severance of $0.2 million for the first nine months of 2022.
* Represents a change equal to or in excess of 100% or not meaningful.

The New York Times Group
NYTG revenues increased 7.6% in the third quarter of 2023 to $563.9 million from $524.1 million in the third quarter of 2022 and increased 4.5% in the first nine months of 2023 to $1.7 billion from $1.6 billion in the first nine months of 2022. Subscription revenues increased 8.7% to $392.9 million from $361.5 million in the third quarter of 2022 and increased 5.7% in the first nine months of 2023 to $1.2 billion from $1.1 billion in the first nine months of 2022 due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues increased 0.5% to $108.7 million from $108.1 million in the third quarter of 2022 due to higher print advertising revenues, offset by lower digital advertising revenues. Print advertising revenues increased primarily due to an increase in column-inches, partially offset by a decrease in print advertising rate. Digital advertising revenues decreased due to lower revenues from creative services and podcasts, which were partially offset by higher revenues from direct-sold and programmatic display advertising. Advertising revenues decreased 4.3% to $323.1 million from $337.5 million in the first nine months of 2022 due to lower digital advertising revenues, primarily a result of lower revenues from podcasts and creative services, which were partially offset by higher programmatic and direct-sold display advertising. Print advertising revenue was impacted by secular trends. In addition, we believe the macroeconomic environment adversely impacted both digital and print advertising spending.
NYTG adjusted operating costs increased 5.2% in the third quarter of 2023 to $466.2 million from $443.0 million in the third quarter of 2022 and increased 3.4% in the first nine months of 2023 to $1.4 billion from $1.3 billion in the first nine months of 2022. The increase in costs in both periods was primarily related to growth in the numbers of employees who work in the newsroom as well as higher general and administrative and product development costs, partially offset by lower sales and marketing costs.
NYTG adjusted operating profit increased 20.5% in the third quarter of 2023 to $97.7 million from $81.0 million in the third quarter of 2022 and increased 10.7% in the first nine months of 2023 to $262.9 million from $237.6 million in the first nine months of 2022. The increase in the third quarter of 2023 was primarily as a result of higher digital subscription, other and advertising revenues, partially offset by higher adjusted operating costs. The increase in the first nine months of 2023 was primarily as a result of higher digital subscription and other revenues, partially offset by higher adjusted operating costs and lower advertising revenues.
The Athletic
The results of The Athletic have been included in our Condensed Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the first nine months of 2022 included The Athletic for approximately eight months, while results for the first nine months of 2023 included the Athletic for the full nine months.
The Athletic revenues increased 45.8% in the third quarter of 2023 to $34.4 million from $23.6 million in the third quarter of 2022 and increased 67.7% in the first nine months of 2023 to $92.8 million from $55.3 million in the first nine months of 2022. Subscription revenues increased 21.0% to $25.6 million from $21.2 million in the third quarter of 2022, primarily due to growth in digital-only subscribers with The Athletic, and increased 51.5% in the first nine months of 2023 to $73.6 million from $48.6 million in the first nine months of 2022, primarily due to the impact from the additional month of revenues in 2023, as well as the impact of additional months of bundle-related revenues in 2023 and growth in digital-only subscribers with The Athletic. Advertising revenues increased to $8.4 million from $2.3 million in the third quarter of 2022 and increased to $18.0 million from $6.7 million in the first nine months of 2022, primarily due to the launch of display advertising in the third quarter of 2022.
The Athletic adjusted operating costs increased 18.7% in the third quarter of 2023 to $42.3 million from $35.7 million in the third quarter of 2022 and increased 38.0% in the first nine months of 2023 to $119.8 million from $86.8 million in the first nine months of 2022. The increase in costs in the third quarter of 2023 was primarily due to higher sales and marketing costs and product development costs, as well as growth in the number of employees who work in the newsroom. The increase in costs in the first nine months of 2023 was primarily due to higher sales and marketing costs, journalism costs and product development costs, primarily due to the impact from the additional month of costs in 2023, as well as the impact of the additional months of bundle-related costs.
The Athletic adjusted operating loss decreased 34.5% to $7.9 million in the third quarter of 2023 from $12.1 million in the third quarter of 2022 and decreased 14.2% to $27.0 million in the first nine months of 2023 from $31.5 million in the first nine months of 2022, primarily as a result of higher digital subscription and advertising revenues partially offset by higher adjusted operating costs.

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
•operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs); and
•free cash flow (defined as net cash provided by operating activities less capital expenditures).
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

Reconciliation of diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (or adjusted diluted earnings per share)
	For the Quarters Ended			For the Nine Months Ended
	September 30, 2023	September 25, 2022	% Change	September 30, 2023	September 25, 2022	% Change
Diluted earnings per share	$0.32	$0.22	45.5%	$0.74	$0.62	19.4%
Add:
Amortization of acquired intangible assets	0.04	0.04	—	0.13	0.12	8.3%
Severance	0.02	0.01	*	0.05	0.03	66.7%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.02	—
Other components of net periodic benefit costs/(income)	—	0.01	*	(0.01)	0.03	*
Special items:
Acquisition-related costs	—	—	—	—	0.21	*
Impairment charges	0.02	—	*	0.10	—	*
Gain on the sale of land	—	—	—	—	(0.20)	*
Multiemployer pension plan liability adjustment	(0.01)	(0.04)	(75.0)%	(0.01)	(0.04)	(75.0)%
Income tax expense of adjustments	(0.02)	(0.01)	*	(0.07)	(0.04)	75.0%
Adjusted diluted earnings per share (1)	$0.37	$0.24	54.2%	$0.94	$0.73	28.8%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022 (1)	% Change	September 30, 2023	September 25, 2022 (1)	% Change
Operating profit	$63,567	$51,015	24.6%	$147,242	$108,960	35.1%
Add:
Depreciation and amortization	21,475	21,760	(1.3)%	64,173	61,150	4.9%
Severance	3,086	2,010	53.5%	7,578	4,670	62.3%
Multiemployer pension plan withdrawal costs	1,397	1,319	5.9%	3,936	3,734	5.4%
Acquisition-related costs	—	—	—	—	34,712	*
Impairment charges	2,503	—	*	15,239	—	*
Multiemployer pension plan liability adjustment	(2,273)	(7,127)	(68.1)%	(2,273)	(7,127)	(68.1)%
Adjusted operating profit	$89,755	$68,977	30.1%	$235,895	$206,099	14.5%
Divided by:
Revenue	598,345	547,680	9.3%	1,749,937	1,640,785	6.7%
Operating profit margin	10.6%	9.3%	130 bps	8.4%	6.6%	180 bps
Adjusted operating profit margin	15.0%	12.6%	240 bps	13.5%	12.6%	90 bps
(1) Recast to reflect updated bundle allocation methodology.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022 (1)(2)	% Change	September 30, 2023	September 25, 2022 (1)(2)	% Change
Total operating costs	$534,778	$496,665	7.7%	$1,602,695	$1,531,825	4.6%
Less:
Depreciation and amortization	21,475	21,760	(1.3)%	64,173	61,150	4.9%
Severance	3,086	2,010	53.5%	7,578	4,670	62.3%
Multiemployer pension plan withdrawal costs	1,397	1,319	5.9%	3,936	3,734	5.4%
Acquisition-related costs	—	—	—	—	34,712	*
Impairment charges	2,503	—	*	15,239	—	*
Multiemployer pension plan liability adjustment	(2,273)	(7,127)	(68.1)%	(2,273)	(7,127)	(68.1)%
Adjusted operating costs	$508,590	$478,703	6.2%	$1,514,042	$1,434,686	5.5%

Adjusted operating costs by segment
NYTG	466,249	443,031	5.2%	1,394,268	1,347,891	3.4%
The Athletic	42,341	35,672	18.7%	119,774	86,795	38.0%
Total adjusted operating costs	$508,590	$478,703	6.2%	$1,514,042	$1,434,686	5.5%
(1) Recast to reflect updated bundle allocation methodology.
(2) Third quarter and nine months of 2022 were recast to conform to the current presentation of total operating costs. See Executive Overview for more details
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 30, 2023, we had cash, cash equivalents and short- and long-term marketable securities of $587.8 million. Our cash and marketable securities balances between December 31, 2022, and September 30, 2023, increased primarily due to cash proceeds from operating activities, partially offset by dividend payments, share repurchases, capital expenditures and share-based compensation withholding tax payments.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2023, the Board of Directors approved an increase in the quarterly dividend to $0.11 per share, which was paid in April 2023. In June and September 2023, the Board of Directors declared a quarterly dividend of $0.11 per share on the Class A and Class B Common Stock, which was paid in July and October 2023. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the existing $150.0 million authorization approved in February 2022. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of September 30, 2023, repurchases under these authorizations totaled approximately $148.6 million (excluding commissions), and approximately $251.4 million remained. As of November 3, 2023, repurchases under these authorization totaled approximately $149.5 million (excluding commissions), and approximately $250.5 million remained. During the nine months ended September 30, 2023, repurchases under these authorizations totaled approximately $43.6 million (excluding commissions).
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. In 2022, our cash from operations decreased approximately $60 million and our net deferred tax assets increased by a similar amount as a result of this legislation. In 2023, we expect a negative impact on our cash from operations of approximately $31 million. The actual impact on 2023 cash from operations will depend on the amount of research and development costs we incur, on whether Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022	% Change
Operating activities	$224,100	$85,024	*
Investing activities	$(97,288)	$(79,299)	22.7%
Financing activities	$(111,816)	$(133,239)	(16.1)%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first nine months of 2023 compared with the same prior-year period primarily due to higher net income (which in 2022 was impacted by a payment related to the acceleration of Athletic stock options in connection with the acquisition), lower tax payments and lower cash payments for incentive compensation.

Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2023 was primarily related to $85.5 million in net purchases of marketable securities and capital expenditures of $16.5 million.
Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first nine months of 2023 was primarily related to dividend payments of $51.4 million, share repurchases of $43.6 million (excluding commissions) and share-based compensation tax withholding payments of $14.3 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Nine Months Ended
(In thousands)	September 30, 2023	September 25, 2022
Net cash provided by operating activities	$224,100	$85,024
Less: Capital expenditures	(16,539)	(27,809)
Free cash flow	$207,561	$57,215
Free cash flow in the first nine months of 2022 was negatively impacted by a one-time payment related to the acceleration of The Athletic Media Company stock options in connection with the acquisition.
Restricted Cash
We were required to maintain $14.3 million of restricted cash as of September 30, 2023, and $13.8 million as of December 31, 2022, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $17 million and $29 million in the first nine months of 2023 and 2022, respectively. The decrease in capital expenditures in 2023 was primarily driven by higher expenditures in the prior year related to improvements in our Company Headquarters. The cash payments related to capital expenditures totaled approximately $17 million and $28 million in the first nine months of 2023 and 2022, respectively.
Revolving Credit Facility
On July 27, 2022, we entered into a $350.0 million five-year unsecured revolving credit facility that amended and restated a prior facility (as amended and restated, the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of September 30, 2023, and December 31, 2022, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2023, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 30, 2023, our critical accounting policies have not changed from December 31, 2022.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2022, details our disclosures about market risk. As of September 30, 2023, there were no material changes in our market risks from December 31, 2022.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally have damage claims that are greatly in excess of the payments, if any, that we would be required to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2023, is believed to be reasonably possible.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
In February 2023, in addition to the amount remaining under the 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of September 30, 2023, repurchases under these authorizations totaled approximately $148.6 million (excluding commissions) and approximately $251.4 million remained.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	—	$—	—	$251,438,000
August 1, 2023 - August 31, 2023	—	$—	—	$251,438,000
September 1, 2023 - September 30, 2023	—	$—	—	$251,438,000
Total for the third quarter of 2023	—	$—	—	$251,438,000
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 8, 2023	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)