Form 10-K
period 2023-12-31
NEW YORK TIMES CO
filed 2024-02-20
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $6.3 billion. As of such date, non-affiliates held 36,758 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 14, 2024 (exclusive of treasury shares) was as follows: 163,318,468 shares of Class A Common Stock and 780,724 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be held on April 24, 2024, are incorporated by reference into Part III of this report.

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
We are a global media organization focused on creating and distributing high-quality news and information that helps our audience understand and engage with the world, and this mission has contributed to our success. We believe that The Times’s original, independent and high-quality reporting, storytelling, expertise and journalistic excellence set us apart from other news organizations and are at the heart of what makes our journalism worth paying for. The quality of our coverage has been widely recognized with many industry and peer accolades, including more Pulitzer Prizes and citations than any other news organization.
The Company includes our digital and print products and related businesses, including:
•our core news product, The New York Times (“The Times”), which is available on our mobile applications, on our website (NYTimes.com) and as a printed newspaper, and associated content such as our podcasts;
•our other interest-specific products, including The Athletic (our sports media product acquired on February 1, 2022), Cooking (our recipes product), Games (our puzzle games product) and Audio (our new audio product, launched in the second quarter of 2023), which are available on mobile applications and websites, and Wirecutter (our product review and recommendation offering); and
•our related businesses, such as our licensing operations; our commercial printing operations; and other products and services under The Times brand.
As of December 31, 2023, we had approximately 10.36 million subscribers, more than at any point in our history.
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
•being the world’s best general-interest news destination;
•becoming more valuable to more people by helping them make the most of their lives and engage with their passions; and
•creating a more expansive and connected product experience that makes our products indispensable.
Our latest audience research suggests that there are at least 135 million adults worldwide who are willing to pay for one or more subscriptions to English-language news, sports coverage, puzzles, recipes, expert shopping advice or audio journalism. Our current aim is to reach 15 million total subscribers by year-end 2027, up from approximately 10.36 million at the end of 2023. We believe that focusing on the following priorities will enable us to become an essential subscription for our addressable market and drive long-term, profitable growth for the Company and our stockholders.
Producing the best journalism
We believe that our original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and are at the heart of what makes our journalism worth paying for. The impact of our journalism and its breadth is evident as we continue to break stories, produce investigative reports and help our audience understand a wide range of topics. Producing the best journalism also makes us a more attractive destination for the talented individuals who are vital to the continued success of our business.
We seek to extend our leadership in news by continuing to focus on four major areas — providing expert beat reporting on a broad array of important subjects, offering leading coverage of breaking news, producing signature journalism projects and excelling at ideas-based commentary and criticism.
While general-interest news is and will remain our primary value proposition, we are working to build leadership positions in a handful of areas that occupy a prominent place in global culture alongside general-interest news — including sports, cooking guidance, puzzle gaming and expert shopping recommendations. Our 2022 acquisitions of The Athletic and Wordle (a daily digital word game) were two investments toward expanding our offerings to build that leadership.
In 2024, we plan to continue investing in our journalism and remain committed to providing a multimedia report of depth, breadth, authority, creativity and excellence, produced with a focus on independence and integrity.
Growing audience and engagement with our products
Our ability to attract, retain and grow our digital subscriber base depends on the size of our audience and its sustained engagement directly with our products. We will continue to focus on reaching a large non-paying audience while also creating a subscription experience aimed at building valuable daily habits that draw people into lifelong relationships worth paying for. Central to our strategy is our offering of a high-value subscription package — or “bundle” — of interconnected digital products that helps subscribers engage with everything we offer and provides multiple reasons to engage with our products each day.
Across all of our products, we have invested in bringing readers back to our content, exposing them to more of our offerings and providing an integrated product experience. Within news, for example, our live briefings keep users up to date on the latest developments across important storylines. Our suite of email newsletters reaches the inboxes of millions globally and plays a central role in engaging potential subscribers. Our news mobile applications provide users with a seamless way to experience the breadth of the products we offer.
We plan to continue to invest in engaging content and product features across our news, Cooking, Games and Wirecutter products; to help The Athletic reach more sports fans; and to develop new audio programming and features for the audio product we launched in 2023. We see all of these products and investments as increasing the value of our bundle and contributing to our essential subscription strategy.
P. 2 – THE NEW YORK TIMES COMPANY

Growing subscribers, revenue and profit
We believe we are still in the early days of penetrating the global subscription journalism market and we aspire to be the leader in that market. In this context, we view a large and growing subscriber base as our best lever for long-term value creation because it generates recurring consumer revenue; has the potential to generate more advertising, affiliate and other future revenue opportunities; and contributes to higher marketing efficiency.
We plan to continue our emphasis on growing subscribers through our focus on promoting our bundle of interconnected products, which we believe provides the most value to our users and represents the best opportunity to monetize our digital products. While we aim to expose more of our subscribers to everything that we offer through the bundle, we continue to offer subscriptions to standalone products as well to attract the widest number of subscribers.
Revenue from premium digital advertising remains an important part of our business. We believe our journalism and other products attract valuable audiences and that we provide a trusted platform for advertisers’ brands. We continue to innovate advertising offerings that integrate well with the user experience, including solutions that use proprietary first-party data to help inform our clients’ advertising strategies.
We believe we can apply disciplined cost-management while continuing to invest in journalism and product development in support of long-term profitable growth. Given that our investments in our journalism and digital product experience have yielded strong organic subscriber growth, we expect that we’ll be able to maintain the improved efficiency of our marketing spend for our core products that we demonstrated in 2023. We also aim to continue to maximize the efficiency and profitability of our print products and services, which remain a significant part of our business.
Using technology and data to propel our growth
Achieving our ambition will require products and technology that match the quality of our journalism. Over the past several years, we have invested substantially in the back-end technology and underlying capabilities that enrich the digital experience for users and empower our journalists and business operators. In 2024, we plan to continue prioritizing these areas, with a focus on strengthening our data management infrastructure, enhancing the platforms that power our multi-product digital bundle, and advancing machine-learning applications across our business. We have already seen and expect to see further benefits from these investments as they help us better engage, habituate, convert and retain more subscribers.
THE NEW YORK TIMES COMPANY – P. 3

PRODUCTS
The Company’s principal business consists of distributing content through our digital and print platforms. In addition, we distribute selected content on third-party platforms.
We offer a bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile and Audio applications), The Athletic, and our Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to our digital news product, as well as to The Athletic, and to our Cooking, Games and Wirecutter products. Digital subscriptions can be purchased by individual consumers or as part of group education or group corporate subscriptions.
Our access model for our news, Cooking, Games and Wirecutter products and The Athletic generally offers users who have registered free access to a limited number of articles or pieces of content before requiring users to subscribe for access to additional content. We make the choice at times to suspend limits on registered users’ free access to particularly important news coverage. We also make some of our content free as a way to generate large audiences that we monetize through advertising or by eventually converting them into subscribers; this includes Wordle and Connections (daily digital word games) and a portion of our audio journalism (which is distributed both on our digital platforms and on third-party platforms).
The Times’s print newspaper, which commenced publication in 1851, is published seven days a week in the United States. The Times also has an international edition of our print newspaper that is tailored for global audiences and is the successor to the International Herald Tribune, which commenced publication in Paris in 1887. Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (primarily by schools and hotels) and single-copy sales. Print home-delivery subscribers are entitled to receive free access to our digital news product, The Athletic, and our Cooking, Games, Wirecutter and Audio products.

SUBSCRIBERS AND AUDIENCE
Our content reaches a broad audience through both digital and print platforms. As of December 31, 2023, we had approximately 10.36 million subscribers across 233 countries and territories.
Paid digital-only subscribers totaled approximately 9.70 million as of December 31, 2023. This includes subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Cooking, Games and Wirecutter products. The international portion of subscribers with a paid digital-only subscription represented approximately 21% as of December 31, 2023.
The number of paid digital-only subscribers also includes estimated group corporate and group education subscriptions (which collectively represented approximately 6% of total paid digital subscribers as of December 31, 2023). The number of paid group subscribers is derived using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group sales is substantially higher.
According to comScore Media Metrix, an online audience-measurement service, in 2023, our websites and mobile applications had a monthly average of approximately 90 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, our websites and mobile applications had a monthly average of approximately 131 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the six-month period ended September 30, 2023, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines.
For the year ended December 31, 2023, The Times’s average circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 279,000 for weekday (Monday to Friday) and 677,000 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
THE NEW YORK TIMES COMPANY – P. 4

ADVERTISING
We offer a comprehensive portfolio of advertising products and services principally to advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, in print in the form of column-inch ads and at live events.
The majority of our advertising revenue is derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party advertising exchanges.
Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising includes direct-sold website, mobile application, podcast, email and video advertisements (including direct-sold programmatic advertising). Our digital advertising offerings include solutions that use proprietary first-party data to generate predictive insights and help inform our clients’ advertising strategies. Other digital advertising includes advertising revenues generated by open-market programmatic advertising, creative services associated with branded content, advertisements appearing on our Wirecutter product and classified advertising. In 2023, digital advertising represented approximately 63% of our advertising revenues.
The Athletic has revenue from direct-sold display advertising (including direct-sold programmatic advertising), podcast, email and video advertisements and open-market programmatic advertising. There is no print advertising revenue generated from The Athletic, which does not have a print product.
Print advertising for The Times includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts. Column-inch ads are priced according to established rates, with premiums for color and positioning, and classified advertising is paid for on a per-line basis. In 2023, print advertising represented approximately 37% of our advertising revenues.
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.

OTHER BUSINESSES
We also derive revenue from other businesses, which primarily include:
•The Company’s licensing of our intellectual property. We license content to digital aggregators in the business, professional, academic and library markets, in addition to licensing select content to third-party digital platforms for access by their users and for other purposes. As part of our news and syndication services, we license articles, graphics and photographs to over 1,200 clients, including newspapers, magazines and websites in over 80 countries and territories worldwide. We also license content for use in television, films and books; provide rights to reprint articles; and create and sell news digests based on our content;
•Our Wirecutter product’s affiliate referrals (which generate revenue by offering direct links to merchants in exchange for a portion of the sale price upon completion of a transaction); and
•The Company’s commercial printing operations, which utilize excess capacity at our facility in College Point, N.Y., to print and distribute products for third parties.
Our affiliate referral revenue is affected in part by seasonal patterns in consumer spending, with generally higher affiliate referral revenue in the fourth quarter due to higher consumer spending.

COMPETITION
We operate in a highly competitive environment that is subject to rapid change and face significant competition in all aspects of our business. We compete for audience, subscribers and advertising against a wide variety of digital and print media companies, including digital and traditional print content providers, news aggregators, search engines, social media platforms and streaming services, any of which might attract audiences and/or advertisers to their platforms and away from ours. Our news product most directly competes for audience, subscriptions and advertising with other U.S. and global news and information digital and print products, including The Washington Post, The Wall Street Journal, CNN, BBC News, Vox, The Guardian and Financial Times. Our digital news product
THE NEW YORK TIMES COMPANY – P. 5

also competes with customized news feeds, news aggregators and social media products of companies such as Apple, Alphabet, Meta Platforms and X (formerly Twitter), as well as with emerging products and tools powered by generative artificial intelligence (“AI”). Our other digital products compete with comparable content providers, as well as other digital media of general interest. In addition, we compete for advertising on digital advertising networks and exchanges with real-time bidding and other programmatic buying channels.
Competition for subscription revenue and audience is generally based upon content breadth, depth, originality, quality and timeliness; product experience; format; our products’ pricing and subscription plans and access models; visibility on search engines and social media platforms and in mobile application stores; and service. Competition for advertising revenue is generally based upon the content and format of our products; audience levels and demographics; advertising rates; service; targeting capabilities; results observed by advertisers; and perceived effectiveness of advertising offerings. We believe that our original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and is at the heart of what makes our journalism worth paying for, and we believe our journalism attracts valuable audiences and provides a safe and trusted platform for advertisers’ brands.

PRINT PRODUCTION AND DISTRIBUTION
The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 23 remote print sites across the United States. We also utilize excess capacity at our College Point facility for commercial printing and distribution for third parties. The Times is delivered in the New York metropolitan area through a combination of our own drivers and agreements with other newspapers and third-party delivery agents. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.
The international edition of The Times is printed under contract at 25 sites throughout the world and is sold in approximately 65 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a large global manufacturer of paper, market pulp and wood products.
In 2023 and 2022, we used the following types and quantities of paper:

(In metric tons)	2023	2022
Newsprint(1)	59,000	65,000
Coated and Supercalendered Paper(2)	8,900	9,700
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
Our Board of Directors reviews and discusses with management a wide range of human capital management matters, including succession planning, talent development and workplace culture. In addition, our Compensation Committee oversees matters related to human capital management, including with respect to compensation structure, pay equity and diversity, equity and inclusion.
As of December 31, 2023, we had approximately 5,900 full-time equivalent employees, which includes more than 2,700 involved in our journalism operation. While we have employees located throughout the world, our employees are primarily located in the United States.
Building a more diverse, equitable and inclusive workplace
Each year, we prepare an in-depth report on diversity and inclusion to promote accountability over time.
Steps to advance our diversity, equity and inclusion goals include:
•Investing in dedicated tools and resources. We have a dedicated team to lead and support our diversity, equity and inclusion initiatives.
•Promoting an equitable and respectful workplace culture. This includes a rigorous and transparent process for investigating workplace complaints and concerns, as well as expectations for our employees on how to approach their work and engage with, manage and lead each other.
•Focusing on pay equity. Every two years, including in 2023, we perform a pay-equity study, an in-depth review of our compensation practices conducted with an outside expert to identify, assess and address any inconsistencies in pay. We analyze average differences across race and gender of our U.S. employees performing similar work, taking into account factors that explain legitimate differences in pay, such as tenure and performance, and also perform a thorough analysis of individual pay.
•Investing in diversifying the employee pipeline. We seek to continuously improve our talent attraction programs and practices, including by building diverse candidate pools and pipelines, using inclusive and accessible job descriptions and promoting equitable recruitment and hiring processes. We invest in programs like The New York Times Fellowship Program (a one-year work program for up-and-coming journalists), The New York Times Corps (a talent-pipeline and career-mentorship program for college students), the Editing Residency Program (a two-year training program for editors) and the Local Investigations Fellowship (a one-year investigative reporting opportunity that aims to help train local investigative journalists around the country), and support many outside organizations dedicated to increasing diversity in journalism, technology and media.
•Evolving opportunities for identity-based connection. We currently have 13 active employee resource groups, which help create a more inclusive environment for all employees; allow space to connect on shared experiences; serve as a channel for communication with leadership; and provide mentoring, career development and volunteering opportunities.
Our annual diversity reports, and more information on our approach to diversity, equity and inclusion, can be found at www.nytco.com/company/diversity-and-inclusion. The contents of our diversity reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
THE NEW YORK TIMES COMPANY – P. 7

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
We value ongoing development and continuous learning throughout the organization. We strive to support and provide enriching opportunities to our employees, including through a range of training, professional development resources, and programs such as our employee mentorship program. We also continue to work to further elevate how we lead, manage and promote people, including bolstering feedback, support and performance enablement systems. We conduct periodic engagement surveys to gauge the experiences, concerns and sentiments of employees in areas such as career development, manager performance and inclusivity.
Providing equitable and competitive total rewards
We offer comprehensive total rewards, which are designed to meet the needs of our current and future employees; support the Company’s strategic goals, mission and values; drive a high-performance culture; and offer competitive and equitable pay. In line with our business goals, our total rewards philosophy links compensation to performance. We offer comprehensive benefits to eligible employees and their dependents, including defined contribution (401(k)) plans with a company match, as well as an employee stock purchase program, which provides eligible employees the opportunity to purchase our Class A Common Stock at a discount. Along with the compensation and benefits we provide, our reputation, workplace culture and focus on equity and inclusion are all factors that help us attract and retain highly skilled people of diverse backgrounds.
Supporting employees’ health, safety and well-being
Our employees’ well-being is vital to our success, and their physical, mental and financial health is a top priority. We have invested in a variety of programs based on region that help support their day-to-day wellness needs and goals, including, but not limited to, health benefits, family building support, access to licensed professional counselors (including therapists trained in journalist occupational culture, stressors and resilience factors), health coaching and advocacy services, fitness resources, child and elder care help, financial wellness programs, work/life support resources and more.
We operate in a hybrid work environment, with many of our employees having the flexibility to work both from our offices and remotely, depending on the nature of their role. To support hybrid work, we have invested in our offices as well as in technological tools, and we continue to focus on building workplace experience capabilities to support a variety of work styles where individuals, teams and our business can be successful.
Labor Relations
Approximately 43% of our full-time equivalent employees were represented by unions as of December 31, 2023.
The following is a list of collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. In addition, certain of our technology employees formed a union in 2022, and we are in the process of negotiating an initial collective bargaining agreement with those employees. As indicated below, our collective bargaining agreement with the Mailers Union has expired and negotiations for a new contract are ongoing. As further indicated below, our collective bargaining agreement with NewsGuild of New York (Wirecutter) will expire on February 28, 2024, and negotiations for a new contract are ongoing. We cannot predict the timing or the outcome of these negotiations.
P. 8 – THE NEW YORK TIMES COMPANY

Employee Category	Expiration Date
Mailers	November 30, 2023
NewsGuild of New York (Wirecutter)	February 28, 2024
Typographers	March 30, 2025
Voice Actors	October 31, 2025
NewsGuild of New York (The New York Times)	February 28, 2026
Drivers	March 30, 2026
Machinists	March 30, 2026
Paperhandlers	March 30, 2026
Stereotypers	March 30, 2026
Pressmen	March 30, 2027

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
We operate in a highly competitive environment that is subject to rapid change. We compete for audience share and subscribers, as well as subscription, advertising and other revenues such as licensing and affiliate referral revenues. Our competitors include content providers and distributors, as well as news aggregators, search engines, social media platforms and emerging products and tools powered by generative AI. Competition among these companies is robust, and new competitors can quickly emerge.
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
•our ability to effectively protect our intellectual property, including from unauthorized use by generative AI developers in ways that may harm our brand and promote the spread of misinformation;
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
Some of our current and potential competitors provide free and/or lower-priced alternatives to our products, and/or have greater resources than we do, which may allow them to compete more effectively than us. Developments in generative AI are increasing such competition. In addition, several companies with competing news destinations, subscriptions and other products, such as Apple and Alphabet, control how content is discovered, displayed and monetized in some of the primary environments in which we develop relationships with users, and therefore can affect our ability to compete effectively. Some of these companies encourage their large audiences to access our content, or derivations thereof, within their products, impacting our ability to attract, engage and monetize users directly.
Our ability to grow the size and profitability of our subscriber base depends on many factors, both within and beyond our control, and a failure to do so could adversely affect our results of operations and business.
Revenue from subscriptions to our digital and print products makes up a majority of our total revenue. Our future growth and profitability depend upon our ability to retain, grow and effectively monetize our audience and subscriber base in the United States and abroad, for our news product as well as The Athletic and our other products
P. 10 – THE NEW YORK TIMES COMPANY

(including our Cooking, Games and Wirecutter products). We have invested and will continue to invest significant resources in our efforts to do so, including our investments in cross-product integrations such as our multi-product digital bundle subscription package, but there is no assurance that we will be able to successfully grow our subscriber base in line with our expectations, or that we will be able to do so without taking steps such as adjusting our pricing or incurring subscription acquisition costs that could adversely affect our subscription revenues, margin and/or profitability.
Our ability to attract and grow our digital subscriber base depends on the size of our audience and its sustained engagement directly with our products, including the breadth, depth and frequency of use. The size and engagement of our audience depends on many factors both within and beyond our control, including the size and speed of development of the markets for high-quality, English-language news, sports information, puzzles/games, recipes, shopping advice and/or audio journalism; significant news, sports and other events; user sentiment about the quality of our content and products; the free access we provide to our content; the format and breadth of our offerings; varied and changing consumer expectations and behaviors (including consumers’ interest in or avoidance of news content); and our ability to successfully manage changes implemented by search engines and social media platforms or potential changes in the digital information ecosystem, including related to generative AI, that affect or could affect the visibility of and traffic to our content, among other factors.
The size and engagement of our audience also depends in part on referrals from third-party platforms, including social media platforms and search engines, that direct consumers to our content. These third-party platforms increasingly prioritize formats and content that are outside of our primary offerings and may vary their emphasis on what content to highlight for users. This has caused, and may continue to cause, referrals from these platforms to our content to diminish. Additionally, search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, without notice or explanation. Any failure to successfully manage and adapt to changes in how our content, apps, products and services are discovered, prioritized, displayed and monetized could significantly decrease our traffic.
Consumers’ willingness to subscribe to our products may depend on a variety of factors, including our subscription plans and pricing, the perceived differentiated value of being a subscriber, consumers’ discretionary spending habits, and our marketing expenditures and effectiveness, as well as the factors described above that impact the size and engagement of our audience and other factors within and outside our control. Our continued expansion will depend on our ability to adapt, on a cost-effective basis, our content, products, pricing, marketing and payment processing systems for new audiences. As we increase the size of our subscriber base, we expect it will become increasingly difficult to maintain our rate of growth.
We must also manage the rate at which subscriptions to our products are canceled — what we refer to as our “churn.” Subscriptions are canceled for a variety of reasons, including the factors described above that impact the size and engagement of our audience and consumers’ willingness to subscribe to our products as well as: subscribers’ perception that they do not engage with our content sufficiently, the end of promotional pricing (which is an important aspect of our strategy) or other adjustments in our subscription pricing, changes in the payment industry (such as changes in payment regulations, standards or policies, including related to renewal and cancellation notice requirements, and the introduction of new subscription management tools), and the expiration or replacement of subscribers’ credit cards. New subscriber cohorts may not retain at the same rate as prior cohorts of subscribers, particularly as we endeavor to encourage users who may spend less time with our products to subscribe.
The future growth of our business and profitability also depends on our ability to successfully monetize our subscriber relationships. We are investing in efforts to encourage subscribers to use and pay for multiple products, primarily through our multi-product digital bundle, but there can be no assurance that such efforts will continue to be successful in attracting and retaining subscribers. We have also invested in efforts to align our pricing model with users’ willingness to pay, and may continue to implement changes in our pricing, subscription plans or pricing model that could have an adverse impact on our ability to attract, engage and retain subscribers and/or on our subscription revenues and profitability.
The number of print subscribers continues to decline as the media industry has transitioned from being primarily print-focused to digital and we do not expect this trend to reverse. We will be limited in our ability to offset the resulting print revenue declines with revenue from home-delivery price increases, particularly as our print products become more expensive relative to other media alternatives, including our digital products. If we are unable to offset and ultimately replace continued print subscription revenue declines with other sources of revenue, such as
THE NEW YORK TIMES COMPANY – P. 11

digital subscriptions, or if print subscription revenue declines at a faster rate than we anticipate, our operating results will be adversely affected.
Our user and other metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and our business.
We track certain metrics, such as registered users, subscribers and average revenue per subscriber (which we refer to as “average revenue per user” or “ARPU”), which are used to measure our performance and which we use to evaluate growth trends and make strategic decisions. These metrics are calculated using internal Company data as well as information we receive from third parties and are subject to inherent challenges in measurement. For example, there may be individuals who have multiple Times subscriptions or registrations, which we treat as multiple subscribers or registrations, as well as single subscriptions and registrations that are used by more than one person. In addition, we rely on estimates in calculating subscriber and subscription metrics in connection with group corporate and educational subscriptions. The complex systems, processes and methodologies used to measure these metrics require significant effort, judgment and design inputs, and are susceptible to human error, technical and coding errors and other vulnerabilities, including those in hardware devices, operating systems and other third-party products or services on which we rely. We also depend on accurate reporting by third parties such as Apple and Alphabet, as some of our subscribers purchase their subscriptions through these intermediaries, and our control over the information available to us from these third parties is limited. Accordingly, our metrics may not reflect the actual number of people using our products.
Inaccuracies or limitations in these metrics may affect our understanding of certain details of our business, which could result in suboptimal business decisions and/or affect our longer-term strategies. In addition, we are continually seeking to improve our estimates of these metrics, which requires continued investment, and, as our tools and methodologies for measuring these metrics evolve, there may be unexpected changes to our metrics. Real or perceived inaccuracies in our reported metrics could harm our reputation and/or subject us to legal or regulatory actions and/or adversely affect our operating and financial results.
Our advertising revenues are affected by numerous factors, including market dynamics, evolving digital advertising trends and the evolution of our strategy.
We derive substantial revenues from the sale of advertising in our products. Our advertising business is sensitive to the macroeconomic environment, as advertiser budgets can fluctuate substantially in response to changing economic conditions. Within the digital and audio advertising markets, our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow digital and audio audiences, collect and leverage data, and demonstrate the value of our advertising and the effectiveness of our products to advertisers. In determining whether to buy advertising with us, advertisers may consider factors such as the demand for our products, the focus of our coverage (including reluctance to appear adjacent to some news topics), size and demographics of our audience, advertising rates, targeting capabilities, results observed by advertisers, and perceived effectiveness of advertising offerings and alternative advertising options.
Companies with large digital platforms, which have greater audience reach, audience data and targeting capabilities than we do, command a large share of the digital advertising market, and we anticipate that this will continue. In addition, there is increasing demand for digital advertising in formats that are dominated by these platforms, particularly vertical short-form video and streaming, and we may not be able to compete effectively in these formats. The remaining market is subject to significant competition among publishers and other content providers, and audience fragmentation. These dynamics have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates.
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
The evolving standards for delivery of digital advertising, as well as the development and implementation of technology, regulations, policies, practices and consumer expectations that adversely affect our ability to deliver, target or measure the effectiveness of advertising (including blocking the display of advertising, the phase-out of browser support for third-party cookies and of mobile operating systems for advertising identifiers, rapidly evolving
P. 12 – THE NEW YORK TIMES COMPANY

privacy regulations and platform requirements providing for additional consumer rights), may also adversely affect our advertising revenues if we are unable to develop effective solutions to mitigate their impact.
Our digital advertising offerings include products that use proprietary first-party data to target and generate predictive insights and help inform our clients’ advertising strategies. Our ability to quickly and effectively evolve these products; the volume, quality, and price of competitive products; and continued changes to industry regulation all have the potential to impact the success of this strategy.
Our digital advertising operations also rely on technologies (particularly ad servers) that, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could have an adverse impact on our advertising revenues, operating costs and/or operating results. The relative proportions of digital traffic we receive from different platforms, such as apps, desktop web and mobile web, have changed over time and may continue to change, in part as a result of changes to the algorithms of digital platforms over which we have no control. If we do not adapt to differences in traffic and yield among these platforms, this could adversely affect our advertising revenues.
Although print advertising revenue represents a significant portion of our total advertising revenue, our revenues from print advertising continue to decline over time and we do not expect this trend to reverse. Print advertising revenue may decline more quickly than we anticipate, which could create additional pressure on our profitability.
Our brand and reputation are key assets of the Company. Negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
We believe The New York Times brand is a powerful and trusted brand with a reputation for high-quality independent journalism and content, and this brand is a key element of our business. Our brands, including The New York Times, The Athletic and Cooking, Games and Wirecutter, might be damaged by incidents that erode consumer trust (such as negative publicity), a perception that our journalism is unreliable, or a decline in the perceived value of independent journalism or general trust in the media, which may be in part as a result of changing political and cultural environments in the United States and abroad or active campaigns by domestic and international political and commercial actors. We may introduce new products or services that are not well received and that may negatively affect our brand. Our brand and reputation could also be adversely impacted by negative claims or publicity regarding the Company or its operations, products, employees, practices (including social, data privacy and environmental practices) or business affiliates (including advertisers), as well as our potential inability to adequately respond to such negative claims or publicity, even if such claims are untrue. Our brand and reputation could also be damaged if we fail to provide adequate customer service, or by failures of third-party vendors we rely on in many contexts. We invest in defining and enhancing our brands. These investments are considerable and may not be successful. To the extent our brand and reputation are damaged, our ability to attract and retain readers, subscribers, advertisers and/or employees could be adversely affected, which could in turn have an adverse impact on our business, revenues and operating results.
Generative AI technology may negatively impact our ability to attract, engage, and retain audience and subscribers; protect and monetize our intellectual property; maintain and grow other revenue streams; and retain and grow trust in our brand and journalism.
Recent advances and continued rapid development in generative AI technology may alter the market for our services. Generative AI tools powered by models that have been trained on our content, or that are able to display and produce output that contains, is similar to, or is based on, our content, without our permission, fair compensation, or proper attribution, may reduce our online traffic, decrease our audience size and subscriber demand, infringe our intellectual property rights, impair our ability to attract new subscribers, harm existing and potential revenue streams, and adversely affect our business, revenues and results of operations. Additionally, such tools may also misattribute incorrect information to us, which could damage our brand and reputation.
Protecting and enforcing our intellectual property rights against generative AI developers that have used and may continue to use our journalism, other content and trademarks without authorization may be costly and time consuming. The legal landscape for generative AI remains uncertain and the development of the law in this area could impact our ability to protect our intellectual property from infringing and competitive uses. In December 2023, we filed a lawsuit against Microsoft Corporation and various OpenAI defendants that included claims related to their unlawful and unauthorized copying and use of our journalism and other content. See “Item 3 — Legal Proceedings” for additional information. There can be no assurance that we will be successful in this litigation, or in preventing
THE NEW YORK TIMES COMPANY – P. 13

other generative AI developers from using our content without authorization or fair compensation. Our business, brand, financial condition and results of operations may suffer as a result.
We are also using and may continue to use certain generative AI tools in our business. If the content, analyses, or recommendations that these tools assist in producing are or are alleged to be deficient, inaccurate, biased or otherwise problematic, our reputation may be adversely affected. In addition, the introduction of generative AI tools into our business may negatively impact our workplace culture and ability to attract and retain employees if generative AI tools are viewed as displacing workers. Generative AI also presents emerging legal and ethical issues, and terms governing the use of generative AI are subject to change. Accordingly, our use of, or perceptions of the way that we use, generative AI could adversely affect our business, brand, financial condition or results of operations.
Our business and financial results may be adversely impacted by economic, market, geopolitical and public health conditions or other events causing significant disruption.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic, geopolitical and public health conditions. These include economic weakness, instability, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations (including for unionized employees); inflation; supply chain disruptions; rising interest rates; and political and sociopolitical uncertainties and conflicts (including the war in Ukraine and the Israel-Hamas war).
These factors may result in declines and/or volatility in our results. For example, advertising spending is sensitive to economic, geopolitical and public health conditions, and our advertising revenues have been and could be further adversely affected as advertisers respond to such conditions by reducing their budgets or shifting spending patterns or priorities. In addition, economic, geopolitical and public health conditions may lead to fluctuations in the size and engagement of our audience, which can impact our ability to attract, engage and retain audience and subscribers.
To the extent economic conditions lead consumers to reduce spending on discretionary activities, subscribers may increasingly shift to lower-priced subscription options and/or our ability to retain current and obtain new subscribers or implement price increases could be hindered, which would adversely impact our subscription revenue. Additionally, consumers may reduce the product purchases through which we generate affiliate referral revenues.
Macroeconomic pressures and shifts in the broader consumer and regulatory environment could cause large-scale platforms to make changes that adversely impact our business. We depend on these platforms for traffic, affiliate referral revenue share agreements and content licensing revenue. While we have agreements with large platforms pursuant to which we license our content for use on such platforms in exchange for payments, there is no guarantee that these content license agreements will be renewed on terms favorable to us or at all.
Our costs may also be adversely affected by economic and/or geopolitical conditions. For example, if inflation increases for an extended period, our employee-related costs are likely to increase. Our printing and distribution costs have been impacted in the past and may be impacted in the future by inflation and higher costs, including those associated with raw materials, delivery costs and/or utilities. Inflation and market volatility may also adversely impact our investment portfolio and our pension plan obligations. Additionally, we own and lease commercial real estate and are subject to associated risks, including that the size of our real estate portfolio becomes unsuited to our needs, that we are unable to secure subleases for owned or leased property, counterparty risk associated with subleases and liquidity risk associated with our owned properties, all of which are sensitive to macroeconomic conditions, changes in the real estate market and demographic trends.
Any events causing significant disruption or distraction to the public or to our workforce, or impacting overall macroeconomic conditions, such as supply chain disruptions, political instability or crises, economic instability, war, public health crises, social unrest, terrorist attacks, natural disasters and other adverse weather and climate conditions, or other unexpected events, could also disrupt our operations or the operations of one or more of the third parties on which we rely. If a significant portion of our workforce or the workforces of the third parties with which we do business (including our advertisers, newsprint suppliers or print and distribution partners) is unable to work due to power outages, connectivity issues, illness or other causes that impact individuals’ ability to work, our operations and financial performance may be negatively impacted.
The future impact that economic, geopolitical and public health conditions will have on our business, operations and financial results is uncertain and will depend on numerous evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may accelerate or worsen the
P. 14 – THE NEW YORK TIMES COMPANY

other risks discussed in this section.
The international scope of our business exposes us to risks inherent in foreign operations.
We have news bureaus and other offices around the world, and our digital and print products are generally offered globally. We are focused on further expanding the international scope of our business and face the inherent risks associated with doing business abroad, including:
•government policies and regulations that restrict our products and operations, including restrictions on access to our content and products, the expulsion or detention of journalists or other employees or other restrictive or retaliatory actions or behavior;
•effectively staffing and managing foreign operations;
•providing for the health and safety of our journalists and other employees and affiliates around the world;
•potential legal, political or social uncertainty and volatility or catastrophic events, including wars and terrorist events, that could restrict our journalists’ travel or otherwise adversely impact our operations and business and/or those of the companies with which we do business;
•navigating local customs and practices;
•protecting and enforcing our intellectual property and other rights under varying legal regimes;
•complying with applicable laws and regulations, including those governing intellectual property; defamation; publishing certain types of information; labor, employment and immigration; tax; payment processing; the processing (including the collection, use, retention and sharing), privacy and security of consumer and staff data; and U.S. and foreign anti-corruption laws and economic sanctions;
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
Financial pressures, newspaper industry trends or economics, labor shortages or unrest, changing legal obligations regarding classification of workers or other circumstances that affect our print and distribution partners and/or lead to reduced operations or consolidations or closures of print sites, newsprint mills and/or distribution routes may increase the cost of printing and distributing our newspapers, decrease our revenues if printing and distribution are disrupted and/or impact the quality of our printing and distribution. Some of our print and distribution partners have taken steps to reduce their geographic scope and/or the frequency with which newspapers are printed and distributed, and additional partners may take similar steps. The geographic scope and frequency with which newspapers are printed and distributed by our partners at times affects our ability to print and distribute our newspaper and can adversely affect our operating results.
THE NEW YORK TIMES COMPANY – P. 15

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
Environmental, social and governance matters, and any related reporting obligations, may impact our businesses.
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance, or “ESG,” matters. New domestic and international laws and regulations relating to ESG matters, including environmental sustainability and climate change, human capital management, privacy and cybersecurity, are under consideration or have recently been adopted. These laws and regulations include specific, target-driven disclosure requirements or obligations. Our response to such requirements or obligations requires additional investments, increased attention from management and the implementation of new practices and reporting processes, and involves additional compliance risk. In addition, we have undertaken or announced a number of related actions and goals that will require changes to operations and ongoing investment. There is no assurance that our initiatives will achieve their intended outcomes or that we will achieve any of these goals. Perceptions of our initiatives may differ widely, including in different jurisdictions, and present risks to our brand and reputation. In addition, our ability to implement some initiatives is dependent on external factors. For example, our ability to carry out our sustainability initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale. Furthermore, factors such as changes in methodologies and processes for reporting ESG data, improvements in third-party data and the evolving standards for identifying, measuring and reporting ESG metrics, including disclosures that may be required by regulators, could impact our reporting of and progress toward our own ESG goals and/or commitments. Any failure, or perceived failure, by us to comply with complex, technical, and rapidly evolving ESG-related laws and regulations, or to meet our own ESG targets and/or commitments, may negatively impact our reputation and result in penalties or fines.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged defamation, consumer class actions and labor and employment-related matters, as well as regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of the attention of management and other personnel, harm to our reputation, and other factors.
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
Acquisitions may involve significant risks and uncertainties, including difficulties in integrating acquired businesses (including cultural challenges associated with transitioning employees from the acquired company into our organization); failure to correctly anticipate liabilities, deficiencies, or other claims and/or other costs; diversion of management attention from other business concerns or resources; use of resources that are needed in other parts of our business; possible dilution of our brand or harm to our reputation; the potential loss of key employees; risks associated with strategic relationships; risks associated with integrating operations and systems, such as financial reporting, internal control, compliance and information technology (including cybersecurity and data privacy controls) systems, in an efficient and effective manner; and other unanticipated problems and liabilities.
P. 16 – THE NEW YORK TIMES COMPANY

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
We completed our acquisition of The Athletic Media Company in early 2022. We have invested and intend to invest additional amounts in an effort to scale The Athletic’s subscription business and audience, build its advertising business and make The Athletic, which operated at a loss prior to the acquisition, accretive to our overall profitability. The success of the acquisition will depend, in part, on our ability to successfully apply our journalistic, subscription, advertising, marketing and operational expertise, and to create a seamless product and commercial experience and value proposition for our and The Athletic’s users and advertisers, to help grow The Athletic in an effective, efficient and profitable manner. The success of the acquisition also depends, in part, on factors outside of our control, such as the market for paid sports journalism. We may not be able to achieve our intended strategy or manage The Athletic successfully, or doing so may be costlier than we anticipate, and we may experience difficulty in realizing the expected benefits of this acquisition.
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
Finally, we have made minority investments in companies, and we may make similar investments in the future. Such investments subject us to the operating and financial risks of these businesses and to the risk that we do not have sole control over the operations of these businesses. Our investments are generally illiquid, and the absence of a market may inhibit our ability to dispose of them. In addition, if the book value of an investment were to exceed its fair value, we would be required to recognize an impairment charge related to the investment.
Investments we make in new and existing products and services expose us to risks and challenges that could adversely affect our operations and profitability.
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to acquire and develop new products and services. These investments have included, among others, improvements to our digital news product, The Athletic, Games, Audio and our other products, including the enhancement of our users’ experiences of our products and the integration of our products into our multi-product digital bundle subscription package; various audio and film and television initiatives; and investments in our commercial printing and other ancillary operations. These efforts present numerous risks and challenges, including the need for us to appeal to new audiences, develop additional expertise in certain areas, overcome technological and operational challenges and effectively allocate capital resources; new and/or increased costs (including marketing and compliance costs and costs to recruit, integrate and retain talented employees); risks associated with strategic relationships such as content licensing; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
Although we believe we have a strong and well-established reputation as a global media company, our ability to market our products effectively, and to gain and maintain an audience, particularly for some of our newer digital products, is not certain, and, if they are not favorably received, our brand may be adversely affected. Even if our new products and services, or enhancements to existing products and services, are favorably received, they may not advance our business strategy as expected, may result in unanticipated costs or liabilities and may fall short of expected return on investment targets or fail to generate sufficient revenue to justify our investments, which could result in write-offs of impaired assets and/or adversely affect our business, reputation, results of operations and financial condition.
THE NEW YORK TIMES COMPANY – P. 17

Risks Related to Our Employees and Pension Obligations
Attracting and maintaining a talented and diverse workforce, which is vital to our success, is challenging and costly; failure to do so could have a negative impact on our competitive position, reputation, business, financial condition and results of operations.
Our ability to attract, develop, retain and maximize the contributions of world-class talent from diverse backgrounds, and to create the conditions for our people to do their best work, is vital to the continued success of our business and central to our long-term strategy. Our employees and the individuals we seek to hire (particularly journalists and people working in digital product development disciplines) are highly sought after by our competitors and other companies, some of which have greater resources than we have and may offer compensation and benefits packages that are perceived to be better than ours. As a result, we may incur significant costs to attract new employees and retain our existing employees and we may lose talent through attrition and/or be unable to hire new employees quickly enough to meet our needs.
Our continued ability to attract and retain highly skilled talent from diverse backgrounds for all areas of our organization depends on many factors, including the compensation and benefits we provide; career development opportunities that we provide; our reputation; workplace culture; and progress with respect to diversity, equity and inclusion efforts. Our employee-related costs have grown in recent years, and they may further increase, including as a result of a competitive labor market, evolving workforce expectations (including for unionized employees) and inflation. In addition, stock-based compensation is an increasing component of our overall compensation, and if the perceived value of our equity awards relative to those of our competitors declines, including as a result of declines in the market price of our Class A Common Stock or changes in perception about our prospects, that may adversely affect our ability to recruit and retain talent. We must also continue to adapt to ever-changing workplace and workforce dynamics and other changes in the business and cultural landscape, including, for example, as they relate to in-office, hybrid and remote work. Additionally, we are subject to complex, technical and rapidly evolving federal, state, local and international laws and regulations related to labor, employment and benefits, and any non-compliance, or alleged noncompliance, could cause us reputational harm and adversely impact our ability to attract and retain a talented and diverse workforce.
If we were unable to attract and retain a talented and diverse workforce, it would disrupt our operations and our ability to complete ongoing projects; would impact our competitive position and reputation; and could adversely affect our business, financial condition or results of operations. Effective succession planning is also important to our long-term success, and a failure to effectively ensure train and integrate new employees could hinder our strategic planning and execution.
A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to increase our costs or further restrict our ability to maximize the efficiency of our operations.
Approximately 43% of our full-time equivalent employees were represented by unions as of December 31, 2023. As a result, we are required to negotiate the wages, benefits and other terms and conditions of employment with many of our employees collectively. We are in the process of negotiating renewals of our collective bargaining agreements involving our Wirecutter employees and certain employees at our College Point production and distribution facility, and a new collective bargaining agreement involving technology employees.
Labor unrest or campaigns by labor organizations have resulted in and may continue to result in negative publicity, which can adversely impact our reputation, our workplace culture and our ability to recruit, retain and motivate talent, as well as divert management’s attention, any of which could adversely impact our business. We may experience significant labor unrest if negotiations to renew expiring collective bargaining agreements, or enter into new agreements, are not successful or become unproductive, or for other reasons. Our employees have taken and could take further actions such as strikes, work slowdowns or work stoppages. Such actions could impair our ability to produce and deliver our products or cause other business interruptions, which may adversely affect our business, financial results and/or our reputation. We could also incur higher costs from such actions, and/or enter into new collective bargaining agreements or renew collective bargaining agreements on unfavorable terms. If more of our employees were to unionize, or if future labor agreements were to increase our costs or further restrict our ability to change our strategy, maximize the efficiency of our operations (including our ability to make adjustments to control compensation and benefits costs) or otherwise adapt to changing business needs, our business and results could be adversely affected.
P. 18 – THE NEW YORK TIMES COMPANY

The nature of significant portions of our expenses may limit our operating flexibility and could adversely affect our results of operations.
Our main operating costs are employee-related costs, which have been increasing in recent years, are sensitive to inflationary pressures, and are likely to continue increasing. Employee-related costs generally do not decrease proportionately with revenues, and our ability to make short-term adjustments to manage our costs or to make changes to our business strategy is limited by certain of our collective bargaining agreements and may be constrained by labor market conditions. Furthermore, as print-related revenues decline, we cannot always make proportional reductions in the costs associated with the printing and distribution of our newspaper and our commercial printing business. If we were unable to implement cost-control efforts effectively or reduce our operating costs sufficiently in response to a decline in our revenues, our profitability would be adversely affected. Additionally, it is possible that future cost control efforts may affect the quality of our products and our ability to generate future revenues.
The size and volatility of our pension plan obligations may adversely affect our operations, financial condition and liquidity.
We sponsor a frozen single-employer defined benefit pension plan. Although we have frozen participation and benefits under this plan and have taken other steps to reduce the size and volatility of our pension plan obligations, our results of operations will be affected by the amount of income or expense we record for, and the contributions we are required to make to this plan.
In addition, the Company and the NewsGuild of New York jointly sponsor a defined benefit plan that continues to accrue active benefits for certain employees represented by the NewsGuild.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. Although as of December 31, 2023, our qualified defined benefit pension plans had plan assets that were approximately $83 million above the present value of future benefit obligations, our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include legislative changes; demographic changes and assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and debt markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, the Company sponsors several non-qualified pension plans, with unfunded obligations totaling approximately $181 million as of December 31, 2023. Although we have frozen participation and benefits under all but one of these plans and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our results of operations, financial condition and cash flows.
We participate in, and make periodic contributions to, various multiemployer pension plans. Our required contributions to certain plans have been impacted and may be further impacted by changes in our production, distribution and commercial printing operations.
The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we withdraw from a multiemployer plan, we may be required to pay the plan an amount based on the plan’s underfunded status, referred to as withdrawal liability. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits. In addition, under federal pension law, when a multiemployer pension plan is classified as “endangered,” “critical” or “critical and declining,” we can be required to make additional contributions and/or benefit reductions may apply. Currently, two of the significant multiemployer plans in which we participate are classified as “critical and declining.”
THE NEW YORK TIMES COMPANY – P. 19

We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated and with respect to partial withdrawals from several plans in which we continue to participate, and may record additional liabilities in the future, including as a result of a mass withdrawal declaration by trustees. Additional liabilities in excess of the amounts we have recorded could have an adverse effect on our results of operations, financial condition and cash flows. All of the significant multiemployer plans in which we participate are specific to the newspaper and broader printing and publishing industries, which continue to undergo significant pressure.
If, in the future, we elect to withdraw from additional plans in which we participate or if we trigger a partial withdrawal due to declines in contribution base units or a partial cessation of our obligation to contribute, additional liabilities would need to be recorded that could have an adverse effect on our business, results of operations, financial condition or cash flows. Legislative changes could also affect our funding obligations or the amount of withdrawal liability we incur if a withdrawal were to occur.
Risks Related to Our Data Platform, Information Systems and Other Technology
Our success depends on our ability to effectively improve and scale our technical and data infrastructure.
Our ability to attract and retain our users is dependent upon the reliable performance and increasing capabilities and integration of our products and our underlying technical and data infrastructure. As our business grows in size, scope and complexity, and as legal requirements and consumer expectations continue to evolve, we must continue to invest significant resources to maintain, integrate, improve, upgrade, scale and protect our products and technical and data infrastructure, including some legacy systems. Our failure to do so quickly and effectively, or any significant disruption in our service, could damage our reputation, result in a potential loss of users or ineffective monetization of products or other missed opportunities, subject us to fines and civil liability and/or adversely affect our financial results.
As we periodically augment and enhance our financial systems (including implementation in 2024 of a new financial system related to digital subscriptions), we may experience disruptions or difficulties that could adversely affect our operations, the management of our finances and the effectiveness of our internal control over financial reporting, which in turn may negatively impact our ability to manage our business and to accurately forecast and report our results, which could harm our business.
Security incidents and other network and information systems disruptions could affect our ability to conduct our business effectively and damage our reputation.
Our systems store and process confidential subscriber, user, employee and other sensitive personal and Company data, and therefore maintaining our network security is of critical importance. In addition, we rely on the technology, systems, and services provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery, administrative functions (including payroll processing and certain finance and accounting functions) and other operations.
We regularly face attempts by malicious actors to breach our security and compromise our information technology systems. These actors, whether internal or external to the Company, may use a blend of technology and social engineering techniques (including denial of service attacks, phishing or business email compromise attempts intended to induce our employees, business affiliates and users to disclose information or unwittingly provide access to systems or data, ransomware, and other techniques) to disrupt service or exfiltrate data. Information security threats are constantly evolving in sophistication and volume and attackers have used generative AI and machine learning to launch more automated, targeted, sophisticated and coordinated attacks against targets, increasing the difficulty of detecting and successfully defending against them. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of factors such as the high-profile nature of the Company’s business operations and the various jurisdictions in which we and our third-party providers operate; significant increases in remote and hybrid working; employee use of personal devices, which may not have the same level of protection as Company devices and networks; and use of legacy software systems, among others. To date, no incidents have had a material adverse effect on our business, financial condition or results of operations.
In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of power, systems or internet outages; natural
P. 20 – THE NEW YORK TIMES COMPANY

disasters (including increased storm severity and flooding), which may occur more frequently or with more severity as a result of climate change; fires; rogue employees; public health conditions; acts of terrorism; or other similar events.
We have implemented controls and taken other preventative measures designed to strengthen our systems and to improve the resiliency of our business against such incidents and attacks, including measures designed to reduce the impact of a security incident at our third-party vendors. Efforts to prevent malicious actors from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and as efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to and recover from a security incident and/or to mitigate any security vulnerabilities that may be identified in the future could be significant.
There can also be no assurance that the actions, measures and controls we have implemented will be effective against future attacks or that they will be sufficient to prevent a future security incident or other disruption to our network or information systems, or those of our third-party vendors, and our disaster recovery planning cannot account for all eventualities. Such an event could result in a disruption of our services, unauthorized access to or improper disclosure of personal data or other confidential information, or theft or misuse of our intellectual property, all of which could harm our reputation, require us to expend resources to respond to and recover from such a security incident or defend against further attacks, divert management’s attention or subject us to liability, or otherwise adversely affect our business. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems.
Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing and subscriptions practices could adversely affect our business.
Our business is subject to various laws and regulations with respect to the processing, privacy and security of personal data, as well our consumer marketing and subscriptions practices.
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the processing, privacy and security of the data we receive from and about individuals, including the European General Data Protection Regulation and ePrivacy Directive; California’s Consumer Privacy Act and Consumer Privacy Rights Act; new privacy laws in more than a dozen states; and others. Failure to protect personal data in accordance with these requirements, provide individuals with adequate notice of our privacy policies, respond to consumer-rights related requests or obtain required valid consent where applicable, for example, could subject us to liabilities imposed by these jurisdictions.
In addition, various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the manner in which we market our subscription products, including with respect to subscriptions, billing, automatic renewals and cancellation. These laws and regulations differ across jurisdictions and continue to evolve. These laws, as well as any changes in these laws or how they are interpreted, could adversely affect our ability to attract and retain subscribers and the rate with which consumers cancel subscriptions.
There has been increased focus on and regulatory scrutiny related to laws and regulations governing privacy, data protection, consumer marketing and subscriptions practices. These laws continue to evolve and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand such current laws or enact new laws in these areas. Existing and newly adopted laws and regulations with respect to the processing, privacy and security of personal data, and consumer marketing practices (or new interpretations of existing laws and regulations), have imposed and may continue to impose obligations that affect our business, place increasing demands on our technical infrastructure and resources, require us to incur increased compliance costs and cause us to further adjust our advertising, marketing, security or other business practices. For example, we launched several significant privacy engineering projects in 2023 and are undertaking significant work to integrate a number of internal systems, including our data platform, with third-party software to centralize and enhance our privacy compliance capabilities. As we continue these projects over the next several years, we may experience disruptions or difficulties that could adversely affect our business.
THE NEW YORK TIMES COMPANY – P. 21

Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations and/or our policies, could expose us to penalties and/or civil or criminal liability and result in claims against us by governmental entities, classes of litigants or others, regulatory inquiries, negative publicity and a loss of confidence in us by our users and advertisers. Each of these consequences could adversely affect our business and results of operations. From time to time, we are party to litigation and regulatory inquiry relating to these laws.
We are subject to payment processing risk.
We accept payments through third parties using a variety of different payment methods, including credit and debit cards and direct debit, as well as alternative payment methods such as PayPal. We rely on third parties’ and our own internal systems to process payments. Acceptance and processing of these payment methods are subject to differing domestic and foreign certifications, rules, regulations, industry standards (including credit card and banking policies), and laws concerning subscriptions, billing and automatic renewals, which continue to evolve. To the extent there are disruptions in our or third-party payment processing systems; errors in charges made to subscribers; material changes in the payment ecosystem such as large reissuances of payment cards by credit card issuers and the introduction of new subscription management tools; or significant changes to certifications, rules, regulations, industry standards or laws concerning payment processing, our ability to accept payments could be hindered, we could experience increased costs and/or be subject to fines and/or civil liability, which could harm our reputation and adversely impact our revenues, operating expenses and/or results of operations.
In addition, we have experienced, and from time to time may continue to experience, fraudulent use of payment methods for subscriptions to our digital products. If we are unable to adequately control and manage this practice, it could result in inaccurately inflated subscriber figures used for internal planning purposes and public reporting, which could adversely affect our ability to manage our business and harm our reputation. If we are unable to maintain our fraud and chargeback rate at acceptable levels, our card approval rate may be impacted, and card networks could impose fines and additional card authentication requirements or terminate our ability to process payments, which would impact our business and results of operations as well as result in negative consumer perceptions of our brand. We have taken measures to detect and reduce fraud, but these measures may not be or remain effective and may need to be continually improved as fraudulent schemes become more sophisticated. These measures may add friction to our subscription processes, which could adversely affect our ability to add and retain subscribers.
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
We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services could result in interruptions in service to our subscribers, users, advertisers and/or the Company’s critical business functions, notwithstanding business continuity or disaster recovery plans or agreements that may currently be in place with these providers. This could result in unanticipated downtime and/or harm to our operations, reputation and operating results. A transition of these services to different cloud providers would be difficult, time consuming and costly to implement. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.
Risks Related to Intellectual Property
Our business may suffer if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable trademarks, copyrighted content and internally developed technology. We believe the protection and monetization of our proprietary trademarks, copyrighted content and patented technology, as well as other intellectual property, is critical to our continued success and our competitive position. Our ability to do so is subject to the inherent limitation in protections available under intellectual property laws in the United States and other applicable jurisdictions. Unauthorized parties have unlawfully misappropriated our brand, content, technology and other intellectual property and may continue to do
P. 22 – THE NEW YORK TIMES COMPANY

so, and the measures we have taken to protect and enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
Advancements in technology, including advancements in generative AI technology, have made unauthorized copying and wide dissemination of unlicensed content easier, including by anonymous foreign actors. At the same time, detection of unauthorized use of our intellectual property and enforcement of our intellectual property rights have become more challenging, in part due to the increasing volume and sophistication of attempts at unauthorized use of our intellectual property, including from generative AI developers. As our business and the presence and impact of bad actors become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in other jurisdictions. In addition, intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet.
If we are unable to protect and enforce our intellectual property rights, we may not succeed in realizing the full value of our assets, our business and profitability may suffer, and our brand may be tarnished by misuse of our intellectual property. In addition, we are currently engaged in litigation in the United States to enforce our intellectual property rights, and we may in the future be required to do so in the United States or elsewhere, and such litigation may be costly and time consuming. See “Item 3 — Legal Proceedings” for additional information.
We have been, and may be in the future, subject to claims of intellectual property infringement that could adversely affect our business.
We periodically receive claims from third parties alleging violations of their intellectual property rights. As the Company publishes more content in a variety of media both on its own platforms and third-party platforms (such as social media), the likelihood of receiving claims of infringement may rise. Defending against intellectual property infringement claims can be time consuming, expensive to litigate and/or settle, and a diversion of management and newsroom attention. In addition, litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
If we are unsuccessful in defending against third-party intellectual property infringement claims, these claims may require us to enter into royalty or licensing agreements on unfavorable terms, alter how we present content to our readers, alter certain of our operations and/or otherwise incur substantial monetary liability. The occurrence of any of these events as a result of these claims could result in substantially increased costs or otherwise adversely affect our business. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
Risks Related to Common Stock and Debt
We may fail to meet our publicly announced guidance and/or targets, which could cause the trading price of our Class A Common Stock to decline.
From time to time, we publicly announce guidance and targets, including in connection with the number of our subscribers, revenues, costs, profit, capital expenditures and capital return strategy. Our publicly announced guidance and targets are based upon assumptions and estimates that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control, and which may change. Given the dynamic nature of our business, and the inherent limitations in predicting future performance, it is possible that some or all of our assumptions and expectations may turn out not to be correct and actual results may vary significantly. In addition, any failure to successfully implement our strategy or the occurrence of any of the other risks and uncertainties described herein could cause our results to differ from our guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from that consensus due to a number of factors, many of which are outside of our control. Such discrepancies, or the unfavorable reception of our guidance and targets, can cause a decline in the trading price of our Class A Common Stock.
The terms of our credit facility impose restrictions on our operations that could limit our ability to undertake certain actions.
We are party to a revolving credit agreement that provides for a $350 million unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 31, 2023, there were no outstanding borrowings under the Credit Facility. See Note 7 of the Notes to the Consolidated Financial Statements for a description of the Credit Facility.
THE NEW YORK TIMES COMPANY – P. 23

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
From time to time the Company may need or desire to access the long-term and short-term capital markets to obtain financing. The Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to, the Company’s financial performance, its credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that the Company will continue to have access to the capital markets on terms acceptable to it. In addition, economic conditions, such as volatility or disruption in the credit markets, could adversely affect our ability to obtain financing to support operations or to fund acquisitions or other capital-intensive initiatives.
Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, through a family trust, and this control could create conflicts of interest or inhibit potential changes of control.
We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with holders of Class B Common Stock, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of our auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds approximately 95% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board and to direct the outcome of any matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, the trustees are directed to retain the Class B Common Stock held in trust and to vote such stock against any merger, sale of assets or other transaction pursuant to which control of The Times passes from the trustees, unless they determine that the primary objective of the trust can be achieved better by the implementation of such transaction. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common Stock could be adversely affected.
P. 24 – THE NEW YORK TIMES COMPANY

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Trust underpins our mission and values and we believe that cybersecurity is important to our success. We are susceptible to a number of cybersecurity threats, including those common to most industries as well as those we face as a global media organization whose systems store and process subscriber, user, employee and other personal and Company data. We, and third parties with which we work and on which we rely, regularly face attempts by malicious actors to breach our security and compromise our information technology systems, and a cybersecurity incident impacting us or any such third party could harm our reputation; require us to expend resources to respond to and recover from such a security incident or defend against further attacks; divert management’s attention; subject us to liability; or otherwise adversely affect our business. Because of these risks, we take cybersecurity seriously.
Under the oversight of our Board of Directors, and the Audit Committee of the Board, we have developed and maintain an information security program that includes technical, administrative and physical measures designed to safeguard our information and information systems. Cybersecurity risk management is integrated into our broader risk management framework. Our approach includes elements that are proactive and adaptive, using security assessments, employee training and continuous improvement of our cybersecurity infrastructure. We work to align our practices with industry and regulatory standards. Our information security program includes response procedures to be followed in the event of a cybersecurity incident that outline steps to be followed from detection to assessment to notification and recovery, including internal notifications to management, the Audit Committee and the Board, as appropriate. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption to systems or processes we rely on.
Our Board of Directors recognizes the importance of managing risks associated with cybersecurity threats and provides oversight of the Company’s information security program. Risk is an integral part of the Board’s deliberations throughout the year and the Board exercises its oversight responsibility both directly and through its committees. In particular, the Audit Committee oversees risks relating to information security, including cybersecurity risks. Members of management, including the Company’s Chief Information Security Officer (“CISO”), provide the Audit Committee with updates on cybersecurity and information technology matters at least twice a year, and the Audit Committee and management also provide updates to the Board. In addition to reporting to the Audit Committee and Board, the CISO provides periodic reports to our Chief Executive Officer and other members of our senior management as appropriate. The Audit Committee, or the Board, is notified by the CISO of cybersecurity incidents, as appropriate, in accordance with the Company’s incident response processes.
The Board’s risk oversight is enabled by an enterprise risk management program designed to identify, prioritize and assess a broad range of risks, including risks related to cybersecurity, that may affect the Company’s ability to execute its corporate strategy and fulfill its business objectives, and to formulate plans to mitigate their effects.
Our cybersecurity department, led by our CISO, has primary responsibility for our enterprise-wide information security program and our risk management team works closely with our cybersecurity department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs on an ongoing basis. Our current CISO has been in that position since October 2022 and has broad information technology experience as a result of that role and past work experience. Our CISO manages a team with broad cybersecurity experience, including in cybersecurity threat management, cybersecurity training and education, incident response, cyber forensics, insider threats, business continuity and disaster recovery, and regulatory compliance. The cybersecurity department receives support to maintain the information security program from other functions, such as information technology, corporate security, internal audit and legal. Our CISO is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from the internal team. We also engage and rely on third parties to support our information security program, such as assessors, consultants, contractors, auditors and other third-party service providers. In addition, we maintain policies and processes to assess and manage risks relating to third-party service providers, based on the nature of the engagement with the third party and based on the information and information systems to which the third party will have access. We maintain policies to conduct due diligence before onboarding new service providers and maintain ongoing evaluations to ensure compliance with our security standards.
THE NEW YORK TIMES COMPANY – P. 25

As of the date of this report, no cybersecurity incidents have had a material adverse effect on our business, financial condition or results of operations. Notwithstanding our ongoing investments in our cybersecurity program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover all losses related to any future incidents involving our data or systems.
See Item 1A. “Risk Factors — Risks Related to our Data Platform, Information Systems and Other Technology — Security incidents and other network and information systems disruptions could affect our ability to conduct our business effectively and damage our reputation” and “— Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing and subscriptions practices could adversely affect our business” for a discussion of cybersecurity risks that may impact us.

ITEM 2. PROPERTIES
We own and lease various real properties in the U.S. and around the world, including in Europe and Asia. Our principal executive offices are located at 620 Eighth Avenue, New York, N.Y., in our headquarters building (the “Company Headquarters”), which was completed in 2007 and consists of approximately 1.54 million gross square feet. We own a leasehold condominium interest representing approximately 828,000 gross square feet in the building. As of December 31, 2023, we had leased approximately 296,000 gross square feet to third parties.
In addition, we own a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site. In 2020, we entered into an agreement to lease, beginning in the second quarter of 2022, and subsequently sell in February 2025, excess land at this location representing approximately four of our 31 acres.
We believe our facilities are sufficient for our current needs and that suitable additional space will be available to accommodate any expansion of our operations if needed in the future.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of December 31, 2023, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York, alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act, related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

P. 26 – THE NEW YORK TIMES COMPANY

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 20, 2024
A.G. Sulzberger	43	2009	Chairman (since 2021) and Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015 to 2016); Assistant Editor (2012 to 2015)
Meredith Kopit Levien	52	2013	President and Chief Executive Officer (since 2020); Executive Vice President and Chief Operating Officer (2017 to 2020); Executive Vice President and Chief Revenue Officer (2015 to 2017); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013)
William Bardeen	49	2004	Executive Vice President and Chief Financial Officer (since July 2023); Chief Strategy Officer (2018 to 2023); Senior Vice President, Strategy and Development (2013 to 2018); Corporate Development, Business Development and Strategic Planning roles (2004 to 2013)
R. Anthony Benten	60	1989	Senior Vice President, Treasurer (since 2016) and Chief Accounting Officer (since 2019); Corporate Controller (2007 to 2019); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	55	2004	Executive Vice President and General Counsel (since 2017); Secretary (2011 to 2023); Interim Executive Vice President, Talent & Inclusion (2020 to 2021); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)
Jacqueline Welch	53	2021	Executive Vice President and Chief Human Resources Officer (since 2021); Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer, Freddie Mac (2016 to 2020); independent consultant (2014 to 2016); Senior Vice President, Human Resources – International (2010 to 2013) and Senior Vice President, Talent Management and Diversity (2008 to 2010), Turner Broadcasting

THE NEW YORK TIMES COMPANY – P. 27

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “NYT.” The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 14, 2024, was as follows: Class A Common Stock: 4,427; Class B Common Stock: 25.
In February 2024, the Board of Directors approved a quarterly dividend of $0.13 per share, an increase of $0.02 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
October 1, 2023 - October 31, 2023	19,043	$39.96	19,043	$250,677,000
November 1, 2023 - November 30, 2023	5,000	$39.97	5,000	$250,478,000
December 1, 2023 - December 31, 2023	—	$—	—	$250,478,000
Total for the fourth quarter of 2023	24,043	$39.98	24,043	$250,478,000
(1)In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the 2022 authorization. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. Through February 14, 2024, the aggregate purchase price of repurchases under these programs totaled approximately $170.5 million (excluding commissions), fully utilizing the 2022 authorization and leaving approximately $229.5 million remaining under the 2023 authorization. There is no expiration date with respect to these authorizations.
P. 28 – THE NEW YORK TIMES COMPANY

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 31, 2023, on an assumed investment of $100 on December 31, 2018, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Media & Entertainment Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index,
S&P 1500 Media & Entertainment Index and The New York Times Company’s Class A Common Stock

ITEM 6. [RESERVED]

THE NEW YORK TIMES COMPANY – P. 29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 31, 2023, and results of operations for the two years ended December 31, 2023. Please read this item together with our Consolidated Financial Statements and the related Notes included in this Annual Report. For comparison of results of operations for the fiscal years ended December 31, 2022 and December 26, 2021, see Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the SEC on February 28, 2023.
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
In 2022, the Company adopted a change to its fiscal calendar and as a result, there were five fewer days in fiscal year 2023 compared with 2022.
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		PAGE
Executive Overview:	The executive overview section provides a summary of The New York Times Company and our business.	30
Results of Operations:	The results of operations section provides an analysis of our results on a consolidated basis and segment information.	34
Non-Operating and Non-GAAP Items:	The non-operating and non-GAAP items section provides a comparison of our non-GAAP financial measures to the most directly comparable GAAP measures for the two years ended December 31, 2023, and December 31, 2022.	45
Liquidity and Capital Resources:	The liquidity and capital resources section provides a discussion of our cash flows for the two years ended December 31, 2023, and December 31, 2022, and restricted cash, capital expenditures and third-party financing, commitments and contingencies existing as of December 31, 2023.	50
Critical Accounting Estimates:	The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	54
EXECUTIVE OVERVIEW
We are a global media organization focused on creating and distributing high-quality news and information that helps our audience understand and engage with the world. We believe that our original, independent and high-quality reporting, storytelling, expertise and journalistic excellence set us apart from other news organizations and are at the heart of what makes our journalism worth paying for. For further information, see “Item 1 — Business – Overview” and “– Our Strategy.”
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multi-product bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in our Company Headquarters, television and film, retail commerce, our live events business and our student subscription sponsorship program. Our main operating costs are employee-related costs.
P. 30 – THE NEW YORK TIMES COMPANY

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
This report includes a discussion of the estimated impact of the five fewer days on our year-over-year comparison of revenues where meaningful. Management believes that estimating the impact of the five fewer days on the Company’s operating costs and operating profit presents challenges and, therefore, no such estimate is made with respect to these items. For further detail on the impact of the five fewer days on our results, see the discussion below and “— Results of Operations-Non-GAAP Financial Measures.”
2023 Financial Highlights
•The Company added approximately 880,000 net digital-only subscribers compared with the end of 2022, fueled by bundle and multi-product subscriber additions.
•Total digital-only average revenue per user (“ARPU”) grew 2.6% year-over-year to $9.18 driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
•Operating profit increased 36.8% to $276.3 million in 2023 from $202.0 million in 2022. Operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted operating profit,” a non-GAAP measure) increased 12.0% to $389.9 million in 2023 from $347.9 million in 2022. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 11.4% in 2023, compared with 8.7% in 2022. Adjusted operating profit margin (adjusted operating profit expressed as a percentage of revenues) increased to 16.1% in 2023, compared with 15.1% in 2022.
•Total revenues increased 5.1% to $2.43 billion in 2023 from $2.31 billion in 2022.
•Total subscription revenues increased 6.7% to $1.66 billion in 2023 from $1.55 billion in 2022. Digital-only subscription revenues increased 12.4% to $1,099.4 million in 2023 from $978.6 million in 2022. The Company ended 2023 with approximately 10.36 million subscribers across its print and digital products, including approximately 9.70 million digital-only subscribers. Of the 9.70 million digital-only subscribers, approximately 4.22 million were bundle and multiproduct subscribers. Compared with the end of 2022, there was a net increase of 880,000 digital-only subscribers.
•Total advertising revenues decreased 3.5% to $505.2 million in 2023 from $523.3 million in 2022, due to a decrease of 8.5% in print advertising revenues and a decrease of 0.2% in digital advertising revenues.
•Other revenue increased 13.8% year-over-year as a result of continued strength in licensing and Wirecutter affiliate referral revenues.
•Operating costs increased 2.1% to $2.15 billion in 2023 from $2.11 billion in 2022. Operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or “adjusted operating costs,” a non-GAAP measure) increased 3.9% to $2.04 billion in 2023 from $1.96 billion in 2022.
THE NEW YORK TIMES COMPANY – P. 31

•Diluted earnings per share were $1.40 and $1.04 for 2023 and 2022, respectively. Diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items discussed below under “Non-GAAP Financial Measures” (or “adjusted diluted earnings per share,” a non-GAAP measure) were $1.63 and $1.32 for 2023 and 2022, respectively.
•Net cash from operating activities for 2023 was $360.6 million and free cash flow (net cash provided by operating activities less capital expenditures, a non-GAAP measure) was $337.9 million compared with $113.7 million in 2022.
Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. Companies shaping our competitive environment include content providers and distributors, as well as news aggregators, search engines, social media platforms and emerging products and tools powered by generative AI. Competition among these companies is robust, and new competitors can quickly emerge. We have designed our strategy to take advantage of both the challenges and opportunities presented by this period of transformation in our industry.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic, geopolitical and public health conditions. These include economic weakness, instability, uncertainty and volatility, including the potential for a recession; a competitive labor market and evolving workforce expectations, including for unionized employees; inflation; supply chain disruptions; rising interest rates; and political and sociopolitical uncertainties and conflicts (including the war in Ukraine and the Israel-Hamas war). These factors may result in declines and/or volatility in our results.
We believe the macroeconomic environment has had and may in the future have an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
We are experiencing a competitive labor market and pressure on compensation and benefit costs for certain employees, mainly in technology roles. In addition, although we have not seen a significant impact from inflation on our recent financial results to date, if inflation increases for an extended period, our employee-related costs are likely to increase. Our printing and distribution costs also have been impacted in the past and may be further impacted in the future by inflation and higher costs, including those associated with raw materials, delivery costs and/or utilities.
The media industry has transitioned from being primarily print focused to digital, resulting in secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse. We actively monitor industry trends, economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors.”
Liquidity
Throughout 2023, we returned capital to shareholders through dividends and share repurchases and continued to manage our pension liability as discussed below. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of approximately $709 million and was debt-free.
P. 32 – THE NEW YORK TIMES COMPANY

Capital Return
The Company aims to return at least 50% of free cash flow to stockholders in the form of dividends and share repurchases over the next three to five years.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2024, The Board of Directors approved a quarterly dividend of $0.13 per share, an increase of $0.02 per share from the previous quarter. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A share repurchase program. In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the 2022 authorization. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. Through February 14, 2024, we repurchased 4,761,893 shares under these authorizations for an aggregate purchase price of approximately $170.5 million (excluding commissions), fully utilizing the 2022 authorization and leaving approximately $229.5 million remaining under the 2023 authorization. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
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
As of December 31, 2023, our qualified pension plans had plan assets that were approximately $83 million above the present value of future benefits obligations, compared with approximately $70 million as of December 31, 2022. We made contributions of approximately $10 million and $11 million to certain qualified pension plans in 2023 and 2022, respectively. We expect to make contributions in 2024 to satisfy minimum funding requirements of approximately $13 million. We will continue to look for ways to reduce the size and volatility of our pension obligations.
While we have made significant progress in our liability-driven investment strategy to reduce the funding volatility of our qualified pension plans, the size of our pension plan obligations relative to the size of our current operations will continue to have an impact on our reported financial results. We expect to continue to experience volatility in our pension costs, particularly due to the impact of changing discount rates, long-term return on plan assets and mortality assumptions on our qualified and non-qualified pension plans. We may also incur additional withdrawal obligations related to multiemployer plans in which we participate, as well as multiemployer plans from which we previously withdrew.
THE NEW YORK TIMES COMPANY – P. 33

RESULTS OF OPERATIONS
Overview
Fiscal year 2023 was composed of 52 weeks, and fiscal year 2022 was composed of 52 weeks and an additional five days. The following table presents our consolidated financial results:

	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)
Revenues
Digital	$1,099,439	$978,574	12.4
Print	556,714	573,788	(3.0)
Subscription revenues	1,656,153	1,552,362	6.7
Digital	317,744	318,440	(0.2)
Print	187,462	204,848	(8.5)
Advertising revenues	505,206	523,288	(3.5)
Other	264,793	232,671	13.8
Total revenues	2,426,152	2,308,321	5.1
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,249,061	1,208,933	3.3
Sales and marketing	260,227	267,553	(2.7)
Product development	228,804	204,185	12.1
General and administrative	311,039	289,259	7.5
Depreciation and amortization	86,115	82,654	4.2
Acquisition-related costs	—	34,712	*
Impairment charges	15,239	4,069	*
Multiemployer pension plan liability adjustment	(605)	14,989	*
Total operating costs(1)	2,149,880	2,106,354	2.1
Operating profit	276,272	201,967	36.8
Other components of net periodic benefit (income)/costs	(2,737)	6,659	*
Gain from joint ventures	2,477	—	*
Interest income and other, net	21,102	40,691	(48.1)
Income before income taxes	302,588	235,999	28.2
Income tax expense	69,836	62,094	12.5
Net income	232,752	173,905	33.8
Net income attributable to the noncontrolling interest	(365)	—	—
Net income attributable to The New York Times Company common stockholders	$232,387	$173,905	33.6
(1) The year ended December 31, 2022 was recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
* Represents a change equal to or in excess of 100% or one that is not meaningful.

P. 34 – THE NEW YORK TIMES COMPANY

Revenues
Subscription, advertising and other revenues were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)
Subscription	$1,656,153	$1,552,362	6.7
Advertising	505,206	523,288	(3.5)
Other	264,793	232,671	13.8
Total	$2,426,152	$2,308,321	5.1
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represent less than 5% of these revenues). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile and Audio applications), as well as The Athletic and our Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to our digital news product, as well as to The Athletic, and to our Cooking, Games and Wirecutter products.
Subscription revenues increased $103.8 million, or 6.7%, in 2023 compared with 2022, primarily due to an increase in digital-only subscription revenues of $120.9 million, or 12.4%, partially offset by a decrease in print subscription revenues of $17.1 million, or 3.0% and the impact of five fewer days in the year. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $151.5 million and an increase in other single-product subscription revenues of $12.3 million, partially offset by a decrease in news-only subscription revenues of $42.9 million and the impact of five fewer days in the year. Bundle and multiproduct average digital-only subscribers increased 1,350,000, or 67.8%, while bundle and multiproduct ARPU decreased $2.80, or 17.7%. Other single-product average digital-only subscribers increased 420,000, or 20.1%, while other single-product ARPU decreased $0.22, or 5.8%. News-only average digital-only subscribers decreased 860,000, or 20.6%, while news-only ARPU increased $1.30, or 15.8%. Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends and the impact of five fewer days in the year, partially offset by an increase in domestic home-delivery prices.
THE NEW YORK TIMES COMPANY – P. 35

The following table summarizes digital and print subscription revenues for the years ended December 31, 2023, and December 31, 2022:

	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)
Digital-only subscription revenues(1)	$1,099,439	$978,574	12.4
Print subscription revenues(2)	556,714	573,788	(3.0)
Total subscription revenues	$1,656,153	$1,552,362	6.7
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as The Athletic and our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended 2023 with approximately 10.36 million subscribers to its print and digital products, including approximately 9.70 million digital-only subscribers. Compared with 2022, there was a net increase of 880,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 660,000 at the end of 2023, a net decrease of 70,000 subscribers compared with the end of 2022. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
Beginning with the second quarter of 2023, we report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to Total digital-only subscribers, as well as the ARPU for each of these categories.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Digital-only subscribers:
Bundle and multiproduct (1)(2)	4,220	3,790	3,300	3,020	2,500
News-only (2)(3)	2,740	3,020	3,320	3,580	3,920
Other single-product (2)(4)	2,740	2,600	2,580	2,420	2,410
Total digital-only subscribers (2)(5)	9,700	9,410	9,190	9,020	8,830
Print subscribers(6)	660	670	690	710	730
Total subscribers	10,360	10,080	9,880	9,730	9,550
(1) Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2) Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the fourth quarter of 2023. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

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
P. 36 – THE NEW YORK TIMES COMPANY

The following table sets forth the subset of subscribers above who have a paid digital-only standalone subscription or a bundle subscription that includes the ability to access The Athletic as of the end of the five most recent fiscal quarters:

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Digital-only subscribers with The Athletic (1)(2)	4,650	4,180	3,640	3,270	2,680
(1) In June 2022, we provided all bundle subscribers with the ability to access The Athletic and all bundle subscribers are included in this metric.
(2) Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
ARPU, a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per subscriber over a 28-day billing cycle during the applicable period. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the two most recent fiscal years:

	December 31, 2023	December 31, 2022
Digital-only ARPU:
Bundle and multiproduct	$13.05	$15.85
News-only	$9.54	$8.24
Other single-product	$3.57	$3.79
Total digital-only ARPU	$9.18	$8.95
ARPU metrics are calculated by dividing the digital subscription revenue in the year by the average number of digital-only subscribers divided by the number of days in the year multiplied by 28 to reflect a 28-day billing cycle. In calculating ARPU metrics, for our subscriber categories (Bundle and multiproduct, News-only and Other single-product), we use the weighted average of monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two) and for Total digital-only ARPU, we use the weighted average daily average number of digital-only subscribers.

Total digital-only ARPU was $9.18 for December 31, 2023, an increase of 2.6% compared with December 31, 2022. The year-over-year increase was driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video ads, in print in the form of column-inch ads and at live events. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through open-market programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements (including direct-sold programmatic advertising). Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. NYTG has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising (including direct-sold programmatic advertising), podcast, email and video advertisements and open-market programmatic advertising. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
THE NEW YORK TIMES COMPANY – P. 37

The following table summarizes digital and print advertising revenues for the years ended December 31, 2023, and December 31, 2022:

	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)
Advertising revenues
Digital	$317,744	$318,440	(0.2)%
Print	187,462	204,848	(8.5)%
Total advertising	$505,206	$523,288	(3.5)%
Digital advertising revenues, which represented 62.9% of the total advertising revenues in 2023, decreased $0.7 million, or 0.2%, to $317.7 million compared with $318.4 million in 2022. The decrease was primarily a result of the impact of five fewer days in the year and lower other digital revenues of $1.4 million, partially offset by higher revenues in core digital advertising of $6.3 million. Core digital advertising revenues increased due to higher direct-sold display advertising, partially offset by a decrease in podcast advertising revenues and the impact of five fewer days in the year. Direct-sold display impressions increased 17%, while the average rate decrease was de minimis. Other digital advertising revenue decreased primarily due to a decrease in creative services fees as a result of fewer advertising campaigns in 2023, partially offset by an increase in open-market programmatic advertising revenues. Programmatic impressions increased 54%, while the average rate decreased 28%.
Print advertising revenues, which represented 37.1% of total advertising revenues in 2023, decreased $17.4 million, or 8.5%, to $187.5 million compared with $204.8 million in 2022. The decrease in 2023 was due to a 6.3% decrease in print advertising rate and a 2.4% decrease in column-inches. Print advertising revenue in 2023 continues to be impacted by secular trends.
In addition, we believe the macroeconomic environment has had and may in the future have an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
Other Revenues
Other revenues primarily consist of revenues from Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in our Company Headquarters, television and film, retail commerce, our live events business and our student subscription sponsorship program. Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue, digital licensing revenue and our student subscription sponsorship program, totaled $152.0 million and $114.6 million in 2023 and 2022, respectively. Building rental revenue from the leasing of floors in the Company Headquarters totaled $27.2 million and $28.5 million in 2023 and 2022, respectively.
Other revenues increased $32.1 million, or 13.8% in 2023 compared with 2022, primarily as a result of an increase in licensing revenues of $16.0 million, primarily related to a Google commercial agreement, partially offset by licensing revenue related to the Facebook News agreement, which ended in the fourth quarter of 2022; growth in Wirecutter revenues of $15.8 million driven by affiliate referral revenues, and an increase in books; television and film revenues of $5.4 million, partially offset by the impact of five fewer days in the year.
P. 38 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)(1)
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$1,249,061	$1,208,933	3.3
Sales and marketing	260,227	267,553	(2.7)
Product development	228,804	204,185	12.1
General and administrative	311,039	289,259	7.5
Depreciation and amortization	86,115	82,654	4.2
Acquisition-related costs	—	34,712	*
Impairment charges	15,239	4,069	*
Multiemployer pension plan liability adjustment	(605)	14,989	*
Total operating costs	$2,149,880	$2,106,354	2.1
(1) Recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 31, 2023	December 31, 2022
	(52 weeks)	(52 weeks and five days)(1)
Components of operating costs as a percentage of total operating costs
Cost of revenue (excluding depreciation and amortization)	58%	57%
Sales and marketing	12%	13%
Product development	11%	10%
General and administrative	14%	14%
Depreciation and amortization	4%	4%
Acquisition-related costs	—%	1%
Impairment charges	1%	1%
Multiemployer pension plan liability adjustment	—%	—%
Total	100%	100%
(1) Recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
THE NEW YORK TIMES COMPANY – P. 39

The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 31, 2023	December 31, 2022
	(52 weeks)	(52 weeks and five days)(1)
Components of operating costs as a percentage of total revenues
Cost of revenue (excluding depreciation and amortization)	51%	52%
Sales and marketing	11%	12%
Product development	9%	9%
General and administrative	13%	13%
Depreciation and amortization	4%	4%
Acquisition-related costs	—%	2%
Impairment charges	1%	—%
Multiemployer pension plan liability adjustment	—%	1%
Total	89%	93%
(1) Recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
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
Cost of revenue in 2023 increased $40.1 million, or 3.3%, compared with 2022, largely due to higher journalism costs of $54.4 million, higher digital content delivery costs of $6.5 million, and higher subscriber servicing costs of $3.1 million, partially offset by lower advertising servicing costs of $14.7 million and lower print production and distribution costs of $9.2 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms, merit increases and higher content creation costs as a result of additional television episodes in 2023. The increase in digital content delivery costs was largely due to higher compensation and benefits driven by growth in the number of employees and higher cloud-related costs. The increase in subscriber servicing costs was largely due to higher credit card processing fees and third-party commissions due to increased subscriptions and an increase in the number of employees, partially offset by lower customer care costs. Advertising servicing costs decreased primarily due to fewer live events in 2023 and a decrease in the number of employees. The decrease in print production and distribution costs was primarily due to fewer print copies produced and lower compensation driven by production staffing efficiencies, partially offset by higher paper pricing.
Sales and Marketing
Sales and marketing include costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in 2023 decreased $7.3 million, or 2.7%, compared with 2022, primarily due to lower marketing costs of $14.9 million, offset by higher sales costs of $7.6 million. The decrease in marketing costs was primarily due to lower media expenses. The increase in sales costs was primarily due to higher compensation and benefits, largely driven by an increase in the number of sales employees.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased 12.3% to $117.7 million in 2023 from $134.1 million in 2022. The decrease was largely a result of lower brand marketing expenses.
P. 40 – THE NEW YORK TIMES COMPANY

Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
Product development costs in 2023 increased $24.6 million, or 12.1%, compared with 2022, largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in 2023 increased $21.8 million, or 7.5%, compared with 2022, primarily due to higher compensation and benefits of $14.1 million driven by merit increases and incentive compensation, stock price appreciation on stock-based awards of $4.6 million as well as higher cybersecurity costs and software licenses of $3.1 million.
Depreciation and Amortization
Depreciation and amortization costs in 2023 increased $3.5 million, or 4.2%, compared with 2022. The increase was due to the impact from the additional month of The Athletic costs in 2023, as well as assets placed in service in connection with the improvements in our Company Headquarters in 2022.
Acquisition-Related Costs
In the second quarter of 2022, the Company recorded $34.7 million of acquisition-related costs, which primarily included expenses paid in connection with the acceleration of The Athletic stock options and legal, accounting, financial advisory and integration planning expenses. There were no such costs recorded in 2023.
Impairment Charges
In 2023, the Company recorded a $12.7 million impairment charge related to excess leased office space that is being marketed for sublet (the “lease-related impairment”).
In 2023 and 2022, the Company recorded impairment charges of $2.5 million and $4.1 million, respectively, related to an indefinite-lived intangible asset.
Multiemployer Pension Plan Liability Adjustment
In 2023 and 2022, the Company recorded favorable adjustments related to a reduction in its multiemployer pension plan liability of $2.3 million and $7.1 million, respectively.
In 2023 and 2022, the Company recorded charges of $1.7 million and $22.1 million, respectively, in connection with its withdrawal from multiemployer pension plans.
Segment Information
Since the acquisition of The Athletic in the first quarter of 2022, we have had two reportable segments: The New York Times Group (“NYTG”) and The Athletic. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit expressed as a percentage of revenues is referred to as adjusted operating profit margin.
Subscription revenues from and expenses associated with our bundle are allocated to NYTG and The Athletic. The Athletic was first introduced into our bundle in June 2022. Therefore, The Athletic’s results for 2022 include bundle revenues and expenses for only six months of the year, whereas 2023 includes bundle revenue and expenses for the entire year.
THE NEW YORK TIMES COMPANY – P. 41

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
Prior to April 1, 2023, we allocated to NYTG and The Athletic direct variable expenses associated with the bundle, which include credit card fees, third-party fees and sales taxes, based on a historical actual percentage of these costs to bundle revenues. Starting April 1, 2023, we allocate 10% of product development, marketing and subscriber servicing expenses (including the direct variable expenses referenced above) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
For comparison purposes, the Company has recast segment results for 2022 to reflect the updated allocation methodology.
The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the 12 months of 2022 included The Athletic for approximately 11 months, while results for the 12 months of 2023 included the Athletic for the full 12 months.

	Years Ended		% Change
(in thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)(1)(2)
Revenues
NYTG	$2,295,537	$2,223,676	3.2%
The Athletic	131,271	84,645	55.1%
Intersegment eliminations(3)	(656)	—	*
Total revenues	$2,426,152	$2,308,321	5.1%
Adjusted operating costs
NYTG	$1,874,256	$1,834,627	2.2%
The Athletic	162,701	125,763	29.4%
Intersegment eliminations(3)	(656)	—	*
Total adjusted operating costs	$2,036,301	$1,960,390	3.9%
Adjusted operating profit
NYTG	$421,281	$389,049	8.3%
The Athletic	(31,430)	(41,118)	(23.6)%
Total adjusted operating profit	$389,851	$347,931	12.0%
Adjusted operating profit margin % - NYTG	18.4%	17.5%	90 bps
(1) Recast to reflect updated bundle allocation methodology.
(2) Recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
(3) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.
P. 42 – THE NEW YORK TIMES COMPANY

Revenues detail by segment
	Years Ended		% Change
(in thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)(1)
NYTG
Subscription	$1,555,705	$1,480,295	5.1%
Advertising	477,261	511,321	(6.7)%
Other	262,571	232,060	13.1%
Total	$2,295,537	$2,223,676	3.2%
The Athletic
Subscription	$100,448	$72,067	39.4%
Advertising	27,945	11,967	*
Other	2,878	611	*
Total	$131,271	$84,645	55.1%
I/E(2)	$(656)	$—	*
The New York Times Company
Subscription	$1,656,153	$1,552,362	6.7%
Advertising	505,206	523,288	(3.5)%
Other	264,793	232,671	13.8%
Total	$2,426,152	$2,308,321	5.1%
(1) Recast to reflect updated bundle allocation methodology.
(2) I/E related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.
THE NEW YORK TIMES COMPANY – P. 43

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) detail by segment
	Years Ended		% Change
(in thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)(1)
NYTG
Cost of revenue (excluding depreciation and amortization)	$1,157,527	$1,134,553	2.0%
Sales and marketing	223,464	242,333	(7.8)%
Product development	203,813	187,434	8.7%
Adjusted general and administrative(2)	289,452	270,307	7.1%
Total	$1,874,256	$1,834,627	2.2%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$92,190	$74,380	23.9%
Sales and marketing	36,763	25,220	45.8%
Product development	24,991	16,751	49.2%
Adjusted general and administrative(3)	8,757	9,412	(7.0)%
Total	$162,701	$125,763	29.4%
I/E(4)	(656)	—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$1,249,061	$1,208,933	3.3%
Sales and marketing	260,227	267,553	(2.7)%
Product development	228,804	204,185	12.1%
Adjusted general and administrative	298,209	279,719	6.6%
Total	$2,036,301	$1,960,390	3.9%
(1) Recast to reflect updated bundle allocation methodology.
(2) Excludes severance of $6.4 million and $4.5 million for the 12 months of 2023 and 2022, respectively. Excludes multiemployer pension withdrawal costs of $5.2 million and $4.9 million for the 12 months of 2023 and 2022, respectively.

(3) Excludes severance of $1.2 million and $0.2 million for the 12 months of 2023 and 2022, respectively.
(4) I/E related to content licensing recorded in Cost of revenue (excluding depreciation and amortization).
* Represents a change equal to or in excess of 100% or not meaningful.
The New York Times Group
NYTG revenues increased in 2023 to $2.3 billion from $2.2 billion in 2022. Subscription revenues increased 5.1% in 2023 to $1.6 billion from $1.5 billion in 2022 due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Both digital and print subscription revenues were impacted by the five fewer days in 2023. Advertising revenues decreased 6.7% in 2023 to $477.3 million from $511.3 million in 2022 due to lower print advertising revenue, as well as lower digital advertising revenues, primarily as a result of lower revenues from podcasts, creative services and the impact of five fewer days in the year, which were partially offset by higher programmatic advertising. Print advertising revenue was impacted by secular trends. In addition, we believe the macroeconomic environment adversely impacted both digital and print advertising spending.
P. 44 – THE NEW YORK TIMES COMPANY

NYTG adjusted operating costs increased 2.2% in 2023 to $1.9 billion from $1.8 billion in 2022. The increase in costs in both periods was primarily related to growth in the numbers of employees who work in the newsroom as well as higher general and administrative and product development costs, partially offset by lower sales and marketing costs as well as advertising servicing costs.
NYTG adjusted operating profit increased 8.3% in 2023 to $421.3 million from $389.0 million in 2022. The increase in 2023 was primarily as a result of higher digital subscription and other revenues, partially offset by higher adjusted operating costs and lower advertising revenues.
The Athletic
The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for 2022 included The Athletic for approximately 11 months, while results for 2023 included the Athletic for the full 12 months.
The Athletic’s revenues increased 55.1% in 2023 to $131.3 million from $84.6 million in 2022. Subscription revenues increased 39.4% in 2023 to $100.4 million from $72.1 million in 2022, primarily due to the impact from the additional month of revenues in 2023, as well as the impact of additional months of bundle-related revenues in 2023 and growth in digital-only subscribers with The Athletic. Advertising revenues increased to $27.9 million from $12.0 million in 2022, primarily due to the launch of display advertising in the third quarter of 2022.
The Athletic’s adjusted operating costs increased 29.4% in 2023 to $162.7 million from $125.8 million in 2022. The increase in costs in 2023 was primarily due to higher sales and marketing costs, journalism costs and product development costs, primarily due to the impact from the additional month of costs in 2023, as well as the impact of the additional months of bundle-related costs.
The Athletic’s adjusted operating loss decreased 23.6% to $31.4 million in 2023 from $41.1 million in 2022, primarily as a result of higher digital subscription and advertising revenues partially offset by higher adjusted operating costs.
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
Non-GAAP Financial Measures
We have included in this report certain supplemental financial information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Specifically, we have referred to the following non-GAAP financial measures in this report:
•diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and the impact of special items (or adjusted diluted earnings per share);
•operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit, and as a percentage of revenues, adjusted operating profit margin);
•operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs); and
THE NEW YORK TIMES COMPANY – P. 45

•free cash flow (defined as net cash provided by operating activities less capital expenditures).
The special items in 2023 consisted of:
•a $12.7 million impairment charge ($9.3 million or $0.06 per share after tax) related to excess leased office space that is being marketed for sublet (the “lease-related impairment”);
•a $2.5 million charge ($1.8 million or $0.01 per share after tax) related to an impairment of an indefinite-lived intangible asset;
•a $1.7 million charge ($1.2 million or $0.01 per share after tax) in connection with the Company’s withdrawal from a multiemployer pension plan;
•a $2.3 million favorable adjustment ($1.7 million or $0.01 per share after tax) related to a reduction in a multiemployer pension plan liability; and
•a $2.5 million gain ($1.8 million or $0.01 per share after tax) reflecting our proportionate share of a distribution from the liquidation of Madison Paper Industries (“Madison”), a partnership that previously operated a paper mill, in which the Company had an investment through a subsidiary.
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
•a $34.2 million gain ($24.9 million or $0.15 per share after tax) related to an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y. The gain is included in Interest income and other, net in our Consolidated Statements of Operations; and
•a $34.7 million of pre-tax costs ($25.4 million or $0.15 per share after tax) related to the acquisition of The Athletic Media Company. Acquisition-related costs primarily include expenses paid in connection with the acceleration of The Athletic Media Company stock options, and legal, accounting, financial advisory and integration planning expenses.
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
Adjusted diluted earnings per share provides useful information in evaluating the Company’s period-to-period performance because it eliminates items that the Company does not consider to be indicative of earnings from ongoing operating activities. Adjusted operating profit and adjusted operating profit margin are useful in evaluating the ongoing performance of the Company’s businesses as they exclude the significant non-cash impact of depreciation and amortization, as well as items not indicative of ongoing operating activities. Total operating costs include depreciation, amortization, severance and multiemployer pension plan withdrawal costs and special items. Total operating costs, excluding these items, provide investors with helpful supplemental information on the Company’s underlying operating costs that is used by management in its financial and operational decision-making.
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
P. 46 – THE NEW YORK TIMES COMPANY

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
In addition, the Company adopted a change to its fiscal calendar and as a result, its 2023 fiscal year included five fewer days compared with 2022. Included below is the estimated impact of the five fewer days on fiscal year revenue. Management believes that estimating the impact of the five fewer days on the Company’s operating costs and operating profit presents challenges and, therefore, no such estimate is made with respect to these items.

Reconciliation of diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (or adjusted diluted earnings per share)
	Years Ended		% Change
	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)
Diluted earnings per share	$1.40	$1.04	34.6%
Add:
Amortization of acquired intangible assets	0.18	0.16	12.5%
Severance	0.05	0.03	66.7%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.03	0.03	*
Other components of net periodic benefit costs	(0.02)	0.04	*
Special items:
Acquisition-related costs	—	0.21	*
Impairment charges	0.10	0.02	*
Gain on the sale of land	—	(0.20)	*
Multiemployer pension plan liability adjustment (1)	—	0.09	*
Gain from joint venture, net of noncontrolling interest	(0.01)	—	*
Income tax expense of adjustments	(0.08)	(0.10)	(20.0)%
Adjusted diluted earnings per share (2)	$1.63	$1.32	23.5%
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
	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)
Operating profit	$276,272	$201,967	36.8%
Add:
Depreciation and amortization	86,115	82,654	4.2%
Severance	7,582	4,669	62.4%
Multiemployer pension plan withdrawal costs	5,248	4,871	7.7%
Acquisition-related costs	—	34,712	*
Impairment charge	15,239	4,069	*
Multiemployer pension plan liability adjustment	(605)	14,989	*
Adjusted operating profit	$389,851	$347,931	12.0%
Divided by:
Revenue	2,426,152	2,308,321	5.1%
Operating profit margin	11.4%	8.7%	270 bps
Adjusted operating profit margin	16.1%	15.1%	100 bps
* Represents a change equal to or in excess of 100% or one that is not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)
	Years Ended
(In thousands)	December 31, 2023				December 31, 2022			% Change
	(52 weeks)				(52 weeks and five days)
	NYTG	The Athletic	I/E	Total	NYTG	The Athletic	Total
Operating costs	$1,959,191	$191,345	$(656)	$2,149,880	$1,955,169	$151,185	$2,106,354	2.1%
Less:
Depreciation and amortization	58,637	27,478	—	86,115	57,392	25,262	82,654	4.2%
Severance	6,416	1,166	—	7,582	4,509	160	4,669	62.4%
Multiemployer pension plan withdrawal costs	5,248	—	—	5,248	4,871	—	4,871	7.7%
Acquisition-related costs	—	—	—	—	34,712	—	34,712	*
Impairment charges	15,239	—	—	15,239	4,069	—	4,069	*
Multiemployer pension plan liability adjustment	(605)	—	—	(605)	14,989	—	14,989	*
Adjusted operating costs	$1,874,256	$162,701	$(656)	$2,036,301	$1,834,627	$125,763	$1,960,390	3.9%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
P. 48 – THE NEW YORK TIMES COMPANY

Reconciliation of revenues excluding the estimated impact of the five fewer days in 2023
	Years Ended				% Change
(In thousands)	December 31, 2023	December 31, 2022 As Reported	Five Days(1)	December 31, 2022 Adjusted	2023 vs. 2022
Digital subscription revenue	$1,099,439	$978,574	$(11,724)	$966,850	13.7%
Print subscription revenue	556,714	573,788	(4,266)	569,522	(2.2)%
Total subscription revenue	1,656,153	1,552,362	(15,990)	1,536,372	7.8%

Digital advertising revenue	317,744	318,440	(5,628)	312,812	1.6%
Print advertising revenue	187,462	204,848	(1,092)	203,756	(8.0)%
Total advertising revenues	505,206	523,288	(6,720)	516,568	(2.2)%

Other revenue	264,793	232,671	(1,503)	231,168	14.5%
Total revenues	$2,426,152	$2,308,321	$(24,213)	$2,284,108	6.2%
(1) Represents the five-day period included in fiscal 2022 between December 27, 2021, and December 31, 2021.
THE NEW YORK TIMES COMPANY – P. 49

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position:
Financial Position Summary

	Years Ended		% Change
(In thousands, except ratios)	December 31, 2023	December 31, 2022	2023 vs. 2022
Cash and cash equivalents	$289,472	$221,385	30.8
Marketable securities	419,727	264,889	58.5
Total cash and cash equivalents and marketable securities (1)	709,199	486,274	45.8
Total New York Times Company stockholders’ equity	1,763,219	1,597,967	10.3
Ratios:
Current assets to current liabilities	1.28	1.15
(1) Approximately $550.0 million of cash and marketable securities were used in February 2022 to fund the purchase price of The Athletic Media Company (refer to commentary below).
Our primary sources of cash from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided about 68% and 21%, respectively, of total revenues in 2023. The remaining cash inflows were primarily from other revenue sources such as Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in the Company Headquarters, books, television and film, retail commerce, our live events business, and our student subscription sponsorship program.
Our primary uses of cash from operations were for employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months and beyond.
As of December 31, 2023, we had cash and cash equivalents and marketable securities of $709.2 million and approximately $350 million in available borrowings, and no amounts were outstanding under the Credit Facility. Our cash and cash equivalents and marketable securities balances increased in 2023, primarily due to cash proceeds from operating activities, partially offset by cash used for dividend payments, share repurchases, capital expenditures, and taxes paid on behalf of employees resulting from share-based compensation tax withholding.
We have paid quarterly dividends on the Class A and Class B Common Stock since late 2013. In February 2024, the Board of Directors approved a quarterly dividend of $0.13 per share, an increase of $0.02 per share from the previous quarter (see Note 19 of the Notes to the Consolidated Financial Statements for additional information). We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2022, the Board of Directors approved a $150.0 million Class A share repurchase program. In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the 2022 authorization. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. Through February 14, 2024, the aggregate purchase price of repurchases under these programs totaled approximately $170.5 million (excluding commissions), fully utilizing the 2022 authorization and leaving approximately $229.5 million remaining under the 2023 authorization. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
P. 50 – THE NEW YORK TIMES COMPANY

During 2023, we made contributions of $10.5 million to certain qualified pension plans funded by cash on hand. As of December 31, 2023, our qualified pension plans had plan assets that were $83.0 million above the present value of future benefits obligations, an increase of $13.5 million from $69.5 million as of December 31, 2022. We expect contributions made to satisfy minimum funding requirements to total approximately $13 million in 2023.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. In 2023 and 2022, our cash from operations decreased by approximately $12 million and $60 million, respectively, and our net deferred tax assets increased by similar amounts as a result of this legislation.
The Inflation Reduction Act of 2022 was signed into law in August 2022. The tax-related provisions of this legislation did not have a material impact on our consolidated financial statements.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
Operating activities	$360,618	$150,687	*
Investing activities	$(159,690)	$(73,561)	*
Financing activities	$(132,710)	$(174,306)	(23.9)
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, retirement and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in 2023 compared with 2022 due to higher net income (which in 2022 was impacted by a payment related to the acceleration of The Athletic stock options in connection with the acquisition), lower tax payments and lower cash payments for incentive compensation, partially offset by lower cash collections from accounts receivable.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in 2023 was primarily related to $144.3 million in net purchases of marketable securities and $22.7 million in capital expenditures payments.
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
Net cash used in financing activities in 2023 was primarily related to dividend payments of $69.5 million, share repurchases of $44.6 million (excluding commissions) and share-based compensation tax withholding payments of $14.9 million.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
THE NEW YORK TIMES COMPANY – P. 51

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
The Company aims to return at least 50% of free cash flow to stockholders in the form of dividends and share repurchases over the next three to five years.
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$360,618	$150,687
Less: Capital expenditures	(22,669)	(36,961)
Free cash flow	$337,949	$113,726
Free cash flow for 2023 was $337.9 million compared with $113.7 million in 2022. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $13.7 million of restricted cash as of December 31, 2023, and $13.8 million as of December 31, 2022, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $23 million and $36 million in 2023 and 2022, respectively. The decrease in capital expenditures in 2023 was primarily driven by higher expenditures in the prior year related to improvements in our Company Headquarters. The expenditures in 2022 were intended to address growth in the number of employees and support hybrid work. The cash payments related to the capital expenditures totaled approximately $23 million and $27 million in 2023 and 2022, respectively, due to the timing of the payments. In 2024, we expect capital expenditures of approximately $50 million, which will be funded from cash on hand. The capital expenditures will be primarily driven by expenditures related to our College Point, N.Y., printing and distribution facility, investments in technology to support our strategic initiatives and improvements in our Company Headquarters.
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
Third-Party Financing
On July 27, 2022, we entered into a $350.0 million five-year unsecured Credit Facility that amended and restated a prior facility. Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 31, 2023, there was approximately $0.6 million in outstanding letters of credit and the remaining committed amount remains available. As of December 31, 2023, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility. See Note 7 of the Notes to the Consolidated Financial Statements for information regarding the Credit Facility.
P. 52 – THE NEW YORK TIMES COMPANY

Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 31, 2023. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2024	2025-2026	2027-2028	Later Years
Operating leases(1)	$62,644	$12,279	$17,794	$14,559	$18,012
Purchase commitment(2)	68,074	15,329	30,808	21,937	—
Benefit plans(3)	292,018	42,657	83,939	67,095	98,327
Total	$422,736	$70,265	$132,541	$103,591	$116,339
(1) See Note 17 of the Notes to the Consolidated Financial Statements for additional information related to our operating leases.
(2) Represents purchase commitments for the use of digital content delivery services from August 1, 2023 through July 31, 2028.
(3) The Company’s general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations and Guild contracts. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2029-2033. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans’ investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2033, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.
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
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. The fair value of deferred compensation was $13.8 million as of December 31, 2023. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on Other Liabilities — Other.
Our liability for uncertain tax positions was approximately $9 million, including approximately $2 million of accrued interest as of December 31, 2023. Until formal resolutions are reached between us and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
The contingent consideration represents contingent payments in connection with the acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. The contingent consideration balance of $5.0 million as of December 31, 2023, is included in Accrued expenses and other, for the current portion of the liability, and Other Liabilities — Other, for the long-term portion of the liability, in our Consolidated Balance Sheets. See Note 8 of the Notes to the Consolidated Financial Statements for more information.
THE NEW YORK TIMES COMPANY – P. 53

We have a contract through the end of 2025 with Resolute FP US Inc., a subsidiary of Resolute Forest Products Inc., a major paper supplier, to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm’s-length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
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

(In thousands)	December 31, 2023	December 31, 2022
Goodwill	$416,098	$414,046
Intangibles	$285,490	$317,314
Total assets	$2,714,595	$2,533,752
Percentage of goodwill and intangibles to total assets	26%	29%
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
P. 54 – THE NEW YORK TIMES COMPANY

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
In September 2023, we performed a quantitative assessment of our indefinite-lived intangible asset and recorded a $2.5 million impairment. See Notes 2 and 5 of the Notes to the Consolidated Financial Statements for more information regarding our impairment testing. In our 2023 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired. In 2023, we did not identify any impairment related to intangible assets with definite lives.
Pension Benefits
We sponsor a frozen single-employer defined benefit pension plan. The Company and The NewsGuild of New York (the “Guild”) jointly sponsor the Guild-Times Adjustable Pension Plan (the “APP”), which continues to accrue active benefits. Our pension liability also includes our multiemployer pension plan withdrawal obligations.
The table below includes the liability for all of our pension plans.

(In thousands)	December 31, 2023	December 31, 2022
Pension liabilities (includes current portion)	$248,151	$253,764
Total liabilities	$951,376	$933,780
Percentage of pension liabilities to total liabilities	26%	27%
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
THE NEW YORK TIMES COMPANY – P. 55

The funded status of our qualified and non-qualified pension plans as of December 31, 2023, is as follows:

	December 31, 2023
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,068,489	$180,556	$1,249,045
Fair value of plan assets	1,151,505	—	1,151,505
Pension asset/(obligation), net	$83,016	$(180,556)	$(97,540)
We made contributions of approximately $10 million to the APP in 2023. We expect contributions made to satisfy minimum funding requirements to total approximately $13 million in 2024.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 5.60% at the beginning of 2023. Our plan assets had an average rate of return of approximately 9.92% in 2023 and an average annual return of approximately -4.37% over the three-year period 2021–2023. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2024 expected long-term rate of return to be 5.90%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2023, pension expense would have increased by approximately $7 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 5.25% for our qualified plans and 5.21% for our non-qualified plans as of December 31, 2023.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2023, pension expense would have increased by approximately $0.6 million and our pension obligation would have increased by approximately $63 million as of December 31, 2023.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
P. 56 – THE NEW YORK TIMES COMPANY

We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $68 million as of December 31, 2023. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:
•Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100-basis-point increase in interest rates would have resulted in a decrease of approximately $4.5 million in the market value of our marketable debt securities as of December 31, 2023. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
See Notes 4, 9 and 10 of the Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 57

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE NEW YORK TIMES COMPANY 2023 FINANCIAL REPORT
P. 58 – THE NEW YORK TIMES COMPANY

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2023, 2022 and 2021. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 60.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report on the Company’s internal control over financial reporting is included on Page 62 in this Annual Report on Form 10-K.
THE NEW YORK TIMES COMPANY – P. 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2023 Annual Report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

P. 60 – THE NEW YORK TIMES COMPANY

Valuation of the pension benefit obligation
Description of the matter
At December 31, 2023, the aggregate defined pension benefit obligation was $1,249 million which exceeded the fair value of pension plan assets of $1,151 million, resulting in an unfunded defined benefit pension obligation of $98 million. As discussed in Note 2, the Company makes significant subjective judgments about a number of assumptions, which include discount rates and long-term return on plan assets.
Auditing management’s estimate of the defined benefit pension obligation involves especially challenging and complex judgments because of the highly subjective nature of the assumptions (e.g., discount rates and long-term return on plan assets) used in the measurement of the defined benefit pension obligation and the impact small changes in these assumptions would have on the measurement of the defined benefit pension obligation and expense.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of the defined benefit pension obligation. Specifically, we tested controls over management’s review of the defined benefit pension obligation, the significant assumptions including the discount rates and long-term return on plan assets, and the data inputs provided to the actuary.
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used and the significant assumptions discussed above. We compared the assumptions used by management to historical trends and evaluated the change in the components of the defined benefit pension obligation from prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, and other. In addition, we involved actuarial specialists to assist in evaluating the key assumptions. To evaluate the discount rates, we independently developed yield curves reflecting an independently selected subset of bonds. In addition, we discounted the plans’ projected benefit cash outlays with independently developed yield curves and compared these results to the defined benefit pension obligation. To evaluate the long-term return on plan assets, we independently calculated a range of returns for each class of plan investments and based on the investment allocations compared the results to the Company’s selected long-term rate of return.

/s/ Ernst & Young LLP
We have served as The New York Times Company’s auditor since 2007.

New York, New York
February 20, 2024

THE NEW YORK TIMES COMPANY – P. 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The New York Times Company
Opinion on Internal Control Over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed at Item 15(A)(2) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
P. 62 – THE NEW YORK TIMES COMPANY

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 20, 2024
THE NEW YORK TIMES COMPANY – P. 63

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$289,472	$221,385
Short-term marketable securities	162,094	125,972
Accounts receivable (net of allowances of $12,800 in 2023 and $12,260 in 2022)	242,488	217,533
Prepaid expenses	59,712	54,859
Other current assets	27,887	35,926
Total current assets	781,653	655,675
Long-term marketable securities	257,633	138,917
Property, plant and equipment:
Equipment	447,324	441,940
Buildings, building equipment and improvements	729,559	730,119
Software	80,710	74,196
Land	106,648	106,275
Assets in progress	20,333	24,192
Total, at cost	1,384,574	1,376,722
Less: accumulated depreciation and amortization	(870,329)	(823,024)
Property, plant and equipment, net	514,245	553,698
Goodwill	416,098	414,046
Intangible assets, net	285,490	317,314
Deferred income taxes	114,505	96,363
Right of use assets	35,374	57,600
Pension assets	83,016	69,521
Miscellaneous assets	226,581	230,618
Total assets	$2,714,595	$2,533,752
See Notes to the Consolidated Financial Statements.
P. 64 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 31, 2023	December 31, 2022
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$116,942	$114,646
Accrued payroll and other related liabilities	174,316	164,564
Unexpired subscriptions revenue	172,772	155,945
Accrued expenses and other	147,529	136,055
Total current liabilities	611,559	571,210
Other liabilities
Pension benefits obligation	219,451	225,300
Postretirement benefits obligation	19,402	26,455
Other	100,964	110,815
Total other liabilities	339,817	362,570
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2023 – 176,951,162; 2022 – 176,288,596 (including treasury shares: 2023 – 13,189,925; 2022 – 12,004,865)	17,697	17,629
Class B – convertible – authorized and issued shares: 2023 – 780,724; 2022 – 780,724 (including treasury shares: 2023 – none; 2022 – none)	78	78
Additional paid-in capital	301,287	255,515
Retained earnings	2,117,839	1,958,859
Common stock held in treasury, at cost	(320,820)	(276,267)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	910	(510)
Funded status of benefit plans	(353,286)	(348,947)
Unrealized (loss) on available-for-sale securities	(486)	(8,390)
Total accumulated other comprehensive loss, net of income taxes	(352,862)	(357,847)
Total New York Times Company stockholders’ equity	1,763,219	1,597,967
Noncontrolling interest	—	2,005
Total stockholders’ equity	1,763,219	1,599,972
Total liabilities and stockholders’ equity	$2,714,595	$2,533,752
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 65

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
	(52 weeks)	(52 weeks and five days)	(52 weeks)
Revenues
Subscription	$1,656,153	$1,552,362	$1,362,115
Advertising	505,206	523,288	497,536
Other	264,793	232,671	215,226
Total revenues	2,426,152	2,308,321	2,074,877
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,249,061	1,208,933	1,039,568
Sales and marketing	260,227	267,553	294,947
Product development	228,804	204,185	160,871
General and administrative	311,039	289,259	250,124
Depreciation and amortization	86,115	82,654	57,502
Acquisition-related costs	—	34,712	—
Impairment charges	15,239	4,069	—
Multiemployer pension plan liability adjustment	(605)	14,989	—
Lease termination charge	—	—	3,831
Total operating costs(1)	2,149,880	2,106,354	1,806,843
Operating profit	276,272	201,967	268,034
Other components of net periodic benefit (income)/costs	(2,737)	6,659	10,478
Gain from joint ventures	2,477	—	—
Interest income and other, net	21,102	40,691	32,945
Income before income taxes	302,588	235,999	290,501
Income tax expense	69,836	62,094	70,530
Net income	232,752	173,905	219,971
Net income attributable to the noncontrolling interest	(365)	—	—
Net income attributable to The New York Times Company common stockholders	$232,387	$173,905	$219,971
(1) Years ended December 31, 2022, and December 26, 2021 were recast to conform to the current presentation of total operating costs.
See Notes to the Consolidated Financial Statements.
P. 66 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 31, 2023	December 31, 2022	December 26, 2021
	(52 weeks)	(52 weeks and five days)	(52 weeks)
Average number of common shares outstanding:
Basic	164,721	166,871	167,929
Diluted	165,663	167,141	168,533
Basic earnings per share attributable to The New York Times Company common stockholders	$1.41	$1.04	$1.31
Diluted earnings per share attributable to The New York Times Company common stockholders	$1.40	$1.04	$1.31
Dividends declared per share	$0.44	$0.36	$0.28
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 67

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
	(52 weeks)	(52 weeks and five days)	(52 weeks)
Net income	$232,752	$173,905	$219,971
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments income/(loss)	1,885	(5,759)	(6,328)
Pension and postretirement benefits obligation (loss)/gain	(5,908)	49,966	49,250
Net unrealized gain/(loss) on available-for-sale securities	10,754	(9,675)	(6,025)
Other comprehensive income, before tax	6,731	34,532	36,897
Income tax expense	1,746	9,177	9,918
Other comprehensive income, net of tax	4,985	25,355	26,979
Comprehensive income	237,737	199,260	246,950
Comprehensive income attributable to the noncontrolling interest	(365)	—	—
Comprehensive income attributable to The New York Times Company common stockholders	$237,372	$199,260	$246,950
See Notes to the Consolidated Financial Statements.
P. 68 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 27, 2020	$17,609	$216,714	$1,672,586	$(171,211)	$(410,181)	$1,325,517	$2,594	$1,328,111
Net income	—	—	219,971	—	—	219,971	—	219,971
Dividends	—	—	(47,214)	—	—	(47,214)	—	(47,214)
Other comprehensive income	—	—	—	—	26,979	26,979	—	26,979
Issuance of shares:
Stock options – 324,460 Class A shares	33	2,421	—	—	—	2,454	—	2,454
Restricted stock units vested – 196,416 Class A shares	19	(5,288)	—	—	—	(5,269)	—	(5,269)
Performance-based awards – 142.253 Class A shares	14	(5,947)	—	—	—	(5,933)	—	(5,933)
Stock-based compensation	—	22,215	—	—	—	22,215	—	22,215
Distributions	—	—	—	—	—	—	(589)	(589)
Balance, December 26, 2021	17,675	230,115	1,845,343	(171,211)	(383,202)	1,538,720	2,005	1,540,725
Net income	—	—	173,905	—	—	173,905	—	173,905
Dividends	—	—	(60,389)	—	—	(60,389)	—	(60,389)
Other comprehensive income	—	—	—	—	25,355	25,355	—	25,355
Issuance of shares:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested – 151,877 Class A shares	16	(4,336)	—	—	—	(4,320)	—	(4,320)
Performance-based awards – 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share Repurchases – 3,134,064 Class A shares	—	—	—	(105,056)	—	(105,056)	—	(105,056)
Stock-based compensation	—	35,306	—	—	—	35,306	—	35,306
Balance, December 31, 2022	17,707	255,515	1,958,859	(276,267)	(357,847)	1,597,967	2,005	1,599,972
Net income	—	—	232,387	—	—	232,387	365	232,752
Dividends	—	—	(73,407)	—	—	(73,407)	—	(73,407)
Other comprehensive income	—	—	—	—	4,985	4,985	—	4,985
Issuance of shares:
Restricted stock units vested – 439,421 Class A shares	46	(11,849)	—	—	—	(11,803)	—	(11,803)
Performance-based awards – 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Employee stock purchase plan – 116,726 Class A shares	12	3,938	—	—	—	3,950	—	3,950
Share repurchases - 1,185,060 Class A shares	—	—	—	(44,553)	—	(44,553)	—	(44,553)
Stock-based compensation	—	54,776	—	—	—	54,776	—	54,776
Purchase of noncontrolling interest	—	2,015	—	—	—	2,015	(2,370)	(355)
Balance, December 31, 2023	$17,775	$301,287	$2,117,839	$(320,820)	$(352,862)	$1,763,219	$—	$1,763,219
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 69

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Cash flows from operating activities
Net income	$232,752	$173,905	$219,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,115	82,654	57,502
Lease termination charge	—	—	3,831
Amortization of right of use asset	9,232	9,923	9,488
Stock-based compensation expense	54,776	35,306	22,215
Multiemployer pension plan liability adjustment	(605)	14,989	—
Impairment charges	15,239	4,069	—
Gain on the sale of land	—	(34,227)	—
Gain from joint ventures	(2,477)	—	—
Gain on non-marketable equity investment	—	—	(27,156)
Change in long-term retirement benefit obligations	(29,528)	(29,049)	(19,222)
Fair market value adjustment on life insurance products	(1,648)	1,081	118
Other – net	3,932	2,739	2,902
Changes in operating assets and liabilities:
Accounts receivable – net	(24,955)	20,889	(49,216)
Other current assets	(2,154)	(23,220)	(5,289)
Accounts payable, accrued payroll and other liabilities	(7,321)	(111,216)	39,696
Unexpired subscriptions	16,827	8,588	13,950
Other noncurrent assets and liabilities	10,433	(5,744)	308
Net cash provided by operating activities	360,618	150,687	269,098
Cash flows from investing activities
Purchases of marketable securities	(286,448)	(6,648)	(763,425)
Maturities/disposals of marketable securities	142,161	484,984	593,465
Business acquisitions	—	(515,586)	—
Proceeds/(purchases) from investments	2,512	(1,832)	20,074
Capital expenditures	(22,669)	(36,961)	(34,637)
Other - net	4,754	2,482	3,716
Net cash used in investing activities	(159,690)	(73,561)	(180,807)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(69,464)	(56,790)	(45,337)
Payment of contingent consideration	(3,448)	(2,586)	(862)
Purchase of noncontrolling interest	(356)	—	—
Capital shares:
Stock issuances	—	3	2,454
Repurchases	(44,553)	(105,056)	—
Share-based compensation tax withholding	(14,889)	(9,877)	(11,202)
Net cash used in financing activities	(132,710)	(174,306)	(54,947)
Net increase/(decrease) in cash, cash equivalents and restricted cash	68,218	(97,180)	33,344
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(219)	(1,953)	(1,002)
Cash, cash equivalents and restricted cash at the beginning of the year	235,173	334,306	301,964
Cash, cash equivalents and restricted cash at the end of the year	$303,172	$235,173	$334,306
See Notes to the Consolidated Financial Statements.
P. 70 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Cash payments
Interest, net of capitalized interest	$708	$1,583	$546
Income tax payments – net	$71,814	$110,161	$66,443
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
Fiscal Year
Fiscal year 2022 was composed of 52 weeks and five additional days and ended as of December 31, 2022, while fiscal years 2023 and 2021 each comprised 52 weeks, and ended as of December 31, 2023, and December 26, 2021, respectively.
In December 2021, the Board of Directors approved a change in the Company’s fiscal year from a 52/53 week fiscal year ending the last Sunday of December to a calendar year. Accordingly, the Company’s 2022 fiscal year, which commenced December 27, 2021, was extended from December 25, 2022, to December 31, 2022, and subsequent fiscal years begin on January 1 and end on December 31 of each year. The change was made on a prospective basis and prior periods were not adjusted. This change was not considered a change in a fiscal year under the rules of the Securities and Exchange Commission as the new fiscal year commenced within seven days of the prior fiscal year-end and the new fiscal year commenced with the end of the prior fiscal year. As a result, a transition report is not required.
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
P. 72 – THE NEW YORK TIMES COMPANY

Reclassifications
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
Certain other amounts in prior periods have been reclassified to conform with the current period presentation.
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
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 31, 2023, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
Our marketable securities portfolio consists of investment-grade securities diversified among security types, issuers and industries. Our cash equivalents and marketable securities are primarily managed by third-party investment managers who are required to adhere to investment policies designed to mitigate risk and approved by our Board of Directors.
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
THE NEW YORK TIMES COMPANY – P. 73

Investments
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements—10 to 40 years; equipment—three to 30 years; and software—two to five years. We capitalize certain staffing costs as part of the cost of major projects.
We evaluate whether there has been an impairment of long-lived assets, primarily property, plant and equipment, if certain circumstances indicate that a possible impairment may exist. These assets are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (ii) is greater than its fair value. See Note 17 for more information regarding material impairments of property, plant and equipment in 2023.
Leases
Lessee activities
We enter into operating leases for office space and equipment. We determine if an arrangement is a lease at inception. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs. Options to extend the term of operating leases are not recognized as part of the right-of-use asset until we are reasonably certain that the option will be exercised. We may terminate our leases with the notice required under the lease and upon the payment of a termination fee, if required. Our leases do not include substantial variable payments based on index or rate. We have elected the practical expedient not to separate the lease and non-lease components in the contract for our office space and equipment leases.
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
We evaluate right-of-use assets for impairment consistent with our property, plant and equipment policy. See Note 17 for more information regarding material impairments of right-of-use assets in 2023.
Lessor activities
Our leases to third parties predominantly relate to office space in our leasehold condominium interest in our headquarters building located at 620 Eighth Avenue, New York, N.Y. (the “Company Headquarters”). We determine if an arrangement is a lease at inception. Office space leases are operating leases and generally include options to extend the term of the lease. Our leases do not include variable payments based on index or rate. We do not separate the lease and non-lease components in a contract. The non-lease components predominantly include charges for utilities usage and other operating expenses estimated based on the proportionate share of the rental space of each lease. We have elected the practical expedient not to separate the lease and non-lease components in the contract for for office space we lease to third parties.
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
P. 74 – THE NEW YORK TIMES COMPANY

We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy. There were no impairments of assets leased to third parties in 2023.
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
THE NEW YORK TIMES COMPANY – P. 75

results or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels; (2) a significant adverse change in the business climate, whether structural or technological; (3) significant impairments; and (4) a decline in our stock price and market capitalization.
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $28 million and $25 million as of December 31, 2023, and December 31, 2022, respectively.
Pension and Other Postretirement Benefits
Our single-employer pension and other postretirement benefit costs are accounted for using actuarial valuations. We recognize the funded status of these plans—measured as the difference between plan assets, if funded, and the benefit obligation—on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income/(loss), net of income taxes. The service cost component of net periodic pension cost is recognized in Total operating costs while the other components are recognized within Other components of net periodic benefit costs in our Consolidated Statements of Operations below Operating profit.
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
When our subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. We are considered a principal if we control a promised good or service before transferring that good or service to the customer. The Company considers several factors to determine if it controls the good or service and therefore is the principal. These factors include (1) if we have primary responsibility for fulfilling the promise; and (2) if we have discretion in establishing price for the specified good or service.
P. 76 – THE NEW YORK TIMES COMPANY

Advertising revenues are recognized when advertisements are published in newspapers or placed on digital platforms when impressions are delivered or when the ad is displayed over the contractual fixed period of time with respect to certain digital advertising or, each time a user clicks on certain advertisements, net of provisions for estimated rebates and rate adjustments. Creative services fees, including those associated with our branded content studio, are recognized as revenue based on the nature of the services provided.
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
In the case of our advertising contracts, we may have performance obligations for future services that have not been recognized in our financial statements. The performance obligations are satisfied over time with revenue recognized over the contract term as the advertising services are provided to the customer.
Contract Assets
We record revenue from customers when performance obligations are satisfied. For our digital archive licensing revenue, we record revenue related to the portion of performance obligation (i) satisfied at the commencement of the contract when the customer obtains control of the archival content and (ii) when the updated content is transferred. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in Other current assets for short-term contract assets and Miscellaneous assets for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
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
THE NEW YORK TIMES COMPANY – P. 77

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
Stock-Based Compensation
We establish fair value based on market data for our stock-based awards to determine our cost and recognize the related expense over the appropriate vesting period. We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards, restricted stock units and our Company’s Employee Stock Purchase Plan (“ESPP”), net of estimated forfeitures. See Note 14 for additional information related to stock-based compensation expense.
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
Basic earnings/(loss) per share is calculated by dividing net earnings/(loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities and the effect of shares issuable under our Company’s stock-based incentive plans if such effect is dilutive.
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
P. 78 – THE NEW YORK TIMES COMPANY

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board issued authoritative guidance on the following topics:

Accounting Standard Update(s)	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal years, beginning after December 15, 2025. Early adoption is permitted.	Requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Fiscal years, beginning after December 15, 2023. Early adoption is permitted.	Requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or not expected to have a material effect on our financial condition or results of operations.
3. Revenue
We generate revenues principally from subscriptions and advertising.
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
Advertising revenue is generated principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print in the form of column-inch ads. Advertising revenue is generated primarily from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through open-market programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements (including direct-sold programmatic advertising). Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising as well as preprinted advertising, also known as freestanding inserts. NYTG has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising (including direct-sold programmatic advertising), podcast, email and video advertisements and open-market programmatic advertising. There is no print advertising revenue generated from The Athletic.
Other revenues primarily consist of revenues from Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in our Company Headquarters, television and film, retail commerce, our live events business and our student subscription sponsorship program.
THE NEW YORK TIMES COMPANY – P. 79

Subscription, advertising and other revenues were as follows:

	Years Ended
(In thousands)	December 31, 2023	As % of total	December 31, 2022	As % of total	December 26, 2021	As % of total
Subscription	$1,656,153	68.3%	$1,552,362	67.3%	$1,362,115	65.6%
Advertising	505,206	20.8%	523,288	22.7%	497,536	24.0%
Other (1)	264,793	10.9%	232,671	10.0%	215,226	10.4%
Total	$2,426,152	100.0%	$2,308,321	100.0%	$2,074,877	100.0%
(1) Other revenue includes building rental revenue, which is not under the scope of Topic 606. Building rental revenue was approximately $27 million, $29 million and $27 million for the years ended December 31, 2023, December 31, 2022, and December 26, 2021, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the years ended December 31, 2023, December 31, 2022, and December 26, 2021:

	Years Ended
(In thousands)	December 31, 2023	As % of total	December 31, 2022	As % of total	December 26, 2021	As % of total
Digital-only subscription revenues (1)	$1,099,439	66.4%	$978,574	63.0%	$773,882	56.8%
Print subscription revenues (2)	556,714	33.6%	573,788	37.0%	588,233	43.2%
Total subscription revenues	$1,656,153	100.0%	$1,552,362	100.0%	$1,362,115	100.0%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as The Athletic and our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
The following table summarizes digital and print advertising revenues for the years ended December 31, 2023, December 31, 2022, and December 26, 2021:

	Years Ended
(In thousands)	December 31, 2023	As % of total	December 31, 2022	As % of total	December 26, 2021	As % of total
Advertising revenues
Digital	$317,744	62.9%	$318,440	60.9%	$308,616	62.0%
Print	187,462	37.1%	204,848	39.1%	188,920	38.0%
Total advertising	$505,206	100.0%	$523,288	100.0%	$497,536	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $193 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $95 million, $67 million, and $31 million will be recognized in 2024, 2025 and thereafter through 2028, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2022 were $155.9 million, of which approximately $152.3 million was recognized as revenues during the year ended December 31, 2023.
P. 80 – THE NEW YORK TIMES COMPANY

Contract Assets
As of December 31, 2023, and December 31, 2022, the Company had $3.5 million and $3.8 million, respectively, in contract assets recorded in the Consolidated Balance Sheets related to digital archive licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $0.7 million and $11.4 million of net unrealized losses, respectively, in Accumulated Other Comprehensive Income (“AOCI”) as of December 31, 2023, and December 31, 2022, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 31, 2023, and December 31, 2022:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$109,891	$6	$(1,828)	$108,069
U.S. Treasury securities	48,721	55	(667)	48,109
U.S. governmental agency securities	6,000	—	(84)	5,916
Total short-term AFS securities	$164,612	$61	$(2,579)	$162,094
Long-term AFS securities
U.S. Treasury securities	$148,878	$1,023	$(42)	$149,859
Corporate debt securities	103,061	886	(5)	103,942
U.S. governmental agency securities	3,857	—	(25)	3,832
Total long-term AFS securities	$255,796	$1,909	$(72)	$257,633

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$52,315	$—	$(1,286)	$51,029
U.S. Treasury securities	45,096	—	(963)	44,133
U.S. governmental agency securities	22,806	—	(722)	22,084
Municipal securities	8,903	—	(177)	8,726
Total short-term AFS securities	$129,120	$—	$(3,148)	$125,972
Long-term AFS securities
U.S. Treasury securities	$25,990	$—	$(1,576)	$24,414
Corporate debt securities	115,207	—	(6,377)	108,830
U.S. governmental agency securities	5,999	—	(326)	5,673
Total long-term AFS securities	$147,196	$—	$(8,279)	$138,917
THE NEW YORK TIMES COMPANY – P. 81

The following tables present the AFS securities as of December 31, 2023, and December 31, 2022, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$5,819	$(5)	$99,504	$(1,823)	$105,323	$(1,828)
U.S. Treasury securities	995	(1)	24,978	(666)	25,973	(667)
U.S. governmental agency securities	—	—	5,916	(84)	5,916	(84)
Total short-term AFS securities	$6,814	$(6)	$130,398	$(2,573)	$137,212	$(2,579)
Long-term AFS securities
U.S. Treasury securities	$14,792	$(36)	$290	$(6)	$15,082	$(42)
Corporate debt securities	2,451	—	245	(5)	2,696	(5)
U.S. governmental agency securities	3,832	(25)	—	—	3,832	(25)
Total long-term AFS securities	$21,075	$(61)	$535	$(11)	$21,610	$(72)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$3,799	$(11)	$47,230	$(1,275)	$51,029	$(1,286)
U.S. Treasury securities	—	—	44,133	(963)	44,133	(963)
U.S. governmental agency securities	—	—	22,084	(722)	22,084	(722)
Municipal securities	—	—	8,726	(177)	8,726	(177)
Total short-term AFS securities	$3,799	$(11)	$122,173	$(3,137)	$125,972	$(3,148)
Long-term AFS securities
Corporate debt securities	$2,004	$(57)	$106,826	$(6,320)	$108,830	$(6,377)
U.S. Treasury securities	282	(9)	24,132	(1,567)	24,414	(1,576)
U.S. governmental agency securities	—	—	5,673	(326)	5,673	(326)
Total long-term AFS securities	$2,286	$(66)	$136,631	$(8,213)	$138,917	$(8,279)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs. See Note 2 for factors we consider when assessing AFS securities for recognition of losses or allowance for credit losses.
As of December 31, 2023, and December 31, 2022, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 31, 2023, and December 31, 2022, we have no realized losses or allowance for credit losses related to AFS securities.
As of December 31, 2023, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months, and 13 months to 26 months, respectively. See Note 8 for additional information regarding the fair value hierarchy of our marketable securities.
P. 82 – THE NEW YORK TIMES COMPANY

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
On February 1, 2022, the Company acquired The Athletic in an all-cash transaction. The consideration paid of approximately $550.0 million was funded from cash on hand and included $523.5 million, which we determined to be the purchase price for assets acquired and liabilities assumed, and $26.7 million paid in connection with the acceleration of The Athletic stock options. The stock options acceleration is included in Acquisition-related costs in our Consolidated Statements of Operations for the year ended December 31, 2022. The Company finalized the valuation of assets acquired and liabilities assumed for the acquisition of The Athletic within the required measurement period of one year.
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
THE NEW YORK TIMES COMPANY – P. 83

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
Goodwill and Intangibles
The changes in the carrying amount of goodwill as of December 31, 2023, and since December 26, 2021, were as follows:

(In thousands)	The New York Times Group	The Athletic	Total Company
Balance as of December 26, 2021	$166,360	$—	$166,360
Foreign currency translation	(3,674)	—	(3,674)
Acquisition of The Athletic Media Company	—	249,792	249,792
Measurement period adjustments(1)	—	1,568	1,568
Balance as of December 31, 2022	162,686	251,360	414,046
Foreign currency translation	2,052	—	2,052
Balance as of December 31, 2023	$164,738	$251,360	$416,098
(1) Includes measurement period adjustment related to deferred tax asset and working capital adjustments in connection with The Athletic Media Company acquisition.
The foreign currency translation line item in AOCI reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
For the 2023 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired. For the 2022 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
During the quarter ended September 30, 2023, we reduced our long-term advertising and subscription revenue expectations for our Serial podcasts. As a result, we performed an interim quantitative impairment test for the Serial indefinite-lived intangible asset. We compared the fair value of the Serial trademark, calculated using a discounted cash flow analysis, to its carrying value and recorded an impairment charge of approximately $2.5 million. This charge is included in Impairment charges in our Consolidated Statement of Operations within the New York Times Group operating segment. As of December 31, 2023, and December 31, 2022, the carrying value of the indefinite-lived intangible asset included in Intangible assets, net in our Consolidated Balance Sheets was $2.5 million and $5.0 million, respectively. See Note 2 for factors the Company considers when assessing indefinite-lived intangible assets for impairment. The 2023 annual impairment test did not identify any further impairments.
P. 84 – THE NEW YORK TIMES COMPANY

In our 2022 annual impairment testing, we performed a quantitative assessment of our indefinite-lived intangible asset relating to our Serial podcast. We reassessed the fair value of the asset and, due to a decrease in advertiser demand, slower production of shows for our Serial podcast as well as the macroeconomic environment, recorded an impairment charge of $4.1 million during the year ended December 31, 2022. This charge is included in Impairment charges in our Consolidated Statements of Operations within the New York Times Group operating segment.
As of December 31, 2023, and December 31, 2022, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	December 31, 2023
(In thousands)	Gross book value	Accumulated amortization	Net book value	Weighted-Average Useful Life (Years)
Trademark	$162,618	$(17,767)	$144,851	18.3
Existing subscriber base	136,500	(23,062)	113,438	10.2
Developed technology	38,401	(15,381)	23,020	3.2
Content archive	5,751	(4,047)	1,704	2.5
Total	$343,270	$(60,257)	$283,013	13.7

	December 31, 2022
(In thousands)	Gross book value	Accumulated amortization	Net book value	Weighted-Average Useful Life (Years)
Trademark	$162,618	$(8,661)	$153,957	19.2
Existing subscriber base	136,500	(11,812)	124,688	11.2
Developed technology	38,401	(8,043)	30,358	4.2
Content archive	5,751	(2,420)	3,331	2.8
Total	$343,270	$(30,936)	$312,334	14.4
Amortization expense for intangible assets included in Depreciation and amortization in our Consolidated Statements of Operations for the years ended December 31, 2023, and December 31, 2022, were $29.3 million and $27.1 million, respectively.
In 2023 and 2022, we did not identify any impairments related to intangible assets with definite lives.
The estimated aggregate amortization expense for each of the following fiscal years ending December 31 is presented below:

(In thousands)
2024	$27,479
2025	27,213
2026	26,960
2027	20,171
2028	19,335
Thereafter	161,855
Total amortization expense	$283,013
As of December 31, 2023, the aggregate carrying amount of intangible assets of $285.5 million, which includes an indefinite-lived intangible of $2.5 million, is recorded in Intangible Assets, net in our Consolidated Balance Sheets.
THE NEW YORK TIMES COMPANY – P. 85

6. Investments
Investments in Joint Ventures
As of December 31, 2023, and December 31, 2022, the value of our investments in joint ventures was zero. Our proportionate shares of the operating results of our investments are recorded in Gain from joint ventures in our Consolidated Statements of Operations.
Madison
The Company and UPM-Kymmene Corporation (“UPM”), a Finnish paper manufacturing company, were partners through subsidiary companies in Madison. The Company’s 40% ownership of Madison was through an 80%-owned consolidated subsidiary that owned 50% of Madison. UPM owned 60% of Madison, including a 10% interest through a 20% noncontrolling interest in the consolidated subsidiary of the Company. In 2016, the paper mill closed and the Company’s joint venture in Madison was fully liquidated in December 2023.
In the fourth quarter of 2023, we had a gain from joint ventures of $2.5 million. The gain was due to our proportionate share of a distribution received from the final liquidation of Madison. In conjunction with this distribution, the Company purchased UPM’s 20% noncontrolling interest in the Company’s consolidated subsidiary and the Madison joint venture was dissolved. In 2022 and 2021, we had no gain/(loss) or distributions from joint ventures.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable securities sold or impaired are recognized in Interest income and other, net.
As of December 31, 2023, and December 31, 2022, non-marketable equity securities included in Miscellaneous assets in our Consolidated Balance Sheets had a carrying value of $29.7 million and $29.8 million, respectively. The carrying value includes $15.3 million of unrealized gains as of December 31, 2023.
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
7. Other
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Consolidated Statements of Operations was $7.8 million, $7.9 million and $9.1 million for the fiscal years ended December 31, 2023, December 31, 2022, and December 26, 2021, respectively. The unamortized computer software costs were $13.4 million and $11.2 million as of December 31, 2023, and December 31, 2022, respectively.
Marketing Expenses
Marketing expense, the cost to promote our brand and our products, was $138.3 million, $151.1 million and $199.7 million for the fiscal years ended December 31, 2023, December 31, 2022, and December 26, 2021, respectively. Media expense, the primary component of marketing expense, which represents the cost to promote our subscription business was $117.7 million, $134.1 million and $187.3 million for the fiscal years ended December 31, 2023, December 31, 2022, and December 26, 2021, respectively. We expense these costs as incurred.
P. 86 – THE NEW YORK TIMES COMPANY

Interest income and other, net
Interest income and other, net, as shown in the accompanying Consolidated Statements of Operations, was as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Interest income and other expense, net (1)	$22,116	$7,264	$6,569
Gain on the sale of land (1)	—	34,227	—
Gain on non-marketable equity investment (2)	—	—	27,156
Interest expense	(1,014)	(800)	(780)
Total interest income and other, net	$21,102	$40,691	$32,945
(1) On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and, as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement. In 2023, we recorded $1.8 million in interest income related to this lease.
(2) Represents gains related to a non-marketable equity investment transaction.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 31, 2023, and December 31, 2022, from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 31, 2023	December 31, 2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$289,472	$221,385
Restricted cash included within miscellaneous assets	13,700	13,788
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$303,172	$235,173
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
As of December 31, 2023, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
THE NEW YORK TIMES COMPANY – P. 87

Severance Costs
We recognized severance costs of $7.6 million, $4.7 million and $0.9 million for the fiscal years ended December 31, 2023, December 31, 2022, and December 26, 2021, respectively. Severance costs recognized were largely related to workforce reductions primarily affecting our general and administrative function. These costs are recorded in General and administrative costs in our Consolidated Statements of Operations.
We had a severance liability of $4.4 million included in Accrued expenses and other in our Consolidated Balance Sheets as of both December 31, 2023, and December 31, 2022, respectively. We anticipate the payments related to the 2023 liability will be made within the next twelve months.
Property, Plant and Equipment Retirement
During the years ended December 31, 2023, and December 31, 2022, as part of its annual assets review, the Company retired assets that were no longer in use with a cost of approximately $10.0 million and $11.1 million, respectively. The retirements in 2023 and 2022 were composed mostly of equipment and software. As a result of the retirements, the Company recorded de minimis write-offs, which are reflected in General and administrative costs in our Consolidated Statements of Operations.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 31, 2023, and December 31, 2022, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
P. 88 – THE NEW YORK TIMES COMPANY

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, and December 31, 2022:

(In thousands)	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$108,069	$—	$108,069	$—	51,029	—	51,029	—
U.S. Treasury securities	48,109	—	48,109	—	44,133	—	44,133	—
U.S. governmental agency securities	5,916	—	5,916	—	22,084	—	22,084	—
Municipal securities	—	—	—	—	8,726	—	8,726	—
Total short-term AFS securities	$162,094	$—	$162,094	$—	$125,972	$—	$125,972	$—
Long-term AFS securities(1)
U.S. Treasury securities	$149,859	$—	$149,859	$—	$24,414	$—	$24,414	$—
Corporate debt securities	$103,942	$—	$103,942	$—	$108,830	$—	$108,830	$—
U.S. governmental agency securities	3,832	—	3,832	—	5,673	—	5,673	—
Total long-term AFS securities	$257,633	$—	$257,633	$—	$138,917	$—	$138,917	$—
Liabilities:
Deferred compensation(2)(3)	$13,752	$13,752	$—	$—	$14,635	$14,635	$—	$—
Contingent consideration	$4,991	$—	$—	$4,991	$5,324	$—	$—	$5,324
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
(3) The Company invests the deferred compensation balance in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $52.3 million as of December 31, 2023, and $48.4 million as of December 31, 2022. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.
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
THE NEW YORK TIMES COMPANY – P. 89

The following table presents the changes in the balance of the contingent consideration during the year ended December 31, 2023, and December 31, 2022:

(In thousands)	December 31, 2023	December 31, 2022
Balance at the beginning of the period	$5,324	$7,450
Payments	(3,448)	(2,586)
Fair value adjustments (1)	3,115	460
Contingent consideration at the end of the period	$4,991	$5,324
(1) Fair value adjustments are included in General and administrative expenses in our Consolidated Statements of Operations.
The remaining contingent consideration balances as of December 31, 2023, and December 31, 2022, of $5.0 million and $5.3 million, respectively, are included in Accrued expenses and other, for the current portion of the liability, and Other liabilities — Other, for the long-term portion of the liability, in our Consolidated Balance Sheets.
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
Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 31, 2023			December 31, 2022			December 26, 2021
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,669	$73	$5,742	$11,526	$105	$11,631	$9,105	$95	$9,200
Interest cost	56,793	9,218	66,011	35,350	5,142	40,492	30,517	4,352	34,869
Expected return on plan assets	(76,489)	—	(76,489)	(55,229)	—	(55,229)	(50,711)	—	(50,711)
Amortization and other costs	2,654	3,538	6,192	13,065	6,572	19,637	20,225	7,275	27,500
Amortization of prior service (credit)/cost	(1,945)	50	(1,895)	(1,945)	48	(1,897)	(1,945)	55	(1,890)
Effect of settlement/curtailment	—	—	—	—	—	—	—	(163)	(163)
Net periodic pension (credit)/cost	$(13,318)	$12,879	$(439)	$2,767	$11,867	$14,634	$7,191	$11,614	$18,805
P. 90 – THE NEW YORK TIMES COMPANY

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Net actuarial loss/(gain)	$19,100	$(22,500)	$(25,585)
Amortization of loss	(6,192)	(19,637)	(27,500)
Amortization of prior service credit	1,895	1,897	1,890
Total recognized in other comprehensive income	14,803	(40,240)	(51,195)
Net periodic pension (credit)/cost	(439)	14,634	18,805
Total recognized in net periodic pension benefit cost and other comprehensive income	$14,364	$(25,606)	$(32,390)
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $39 million for 2023, $29 million for 2022 and $33 million for 2021, respectively.
THE NEW YORK TIMES COMPANY – P. 91

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 31, 2023			December 31, 2022
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,076,412	$179,608	$1,256,020	$1,475,764	$239,190	$1,714,954
Service cost	5,669	73	5,742	11,526	105	11,631
Interest cost	56,793	9,218	66,011	35,350	5,142	40,492
Actuarial loss/(gain)	39,116	8,089	47,205	(374,109)	(46,835)	(420,944)
Benefits paid	(109,501)	(16,463)	(125,964)	(72,119)	(17,917)	(90,036)
Effects of change in currency conversion	—	31	31	—	(77)	(77)
Benefit obligation at end of year	1,068,489	180,556	1,249,045	1,076,412	179,608	1,256,020
Change in plan assets
Fair value of plan assets at beginning of year	1,145,933	—	1,145,933	1,550,078	—	1,550,078
Actual return on plan assets	104,595	—	104,595	(343,215)	—	(343,215)
Employer contributions	10,478	16,463	26,941	11,189	17,917	29,106
Benefits paid	(109,501)	(16,463)	(125,964)	(72,119)	(17,917)	(90,036)
Fair value of plan assets at end of year	1,151,505	—	1,151,505	1,145,933	—	1,145,933
Net amount recognized	$83,016	$(180,556)	$(97,540)	$69,521	$(179,608)	$(110,087)
Amount recognized in the Consolidated Balance Sheets
Pension assets	$83,016	$—	$83,016	$69,521	$—	$69,521
Current liabilities	—	(16,672)	(16,672)	—	(16,361)	(16,361)
Noncurrent liabilities	—	(163,884)	(163,884)	—	(163,247)	(163,247)
Net amount recognized	$83,016	$(180,556)	$(97,540)	$69,521	$(179,608)	$(110,087)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$446,500	$73,804	$520,304	$438,145	$69,252	$507,397
Prior service credit	(9,062)	489	(8,573)	(11,007)	539	(10,468)
Total	$437,438	$74,293	$511,731	$427,138	$69,791	$496,929
Benefit obligations decreased from $1.3 billion at December 31, 2022, to $1.2 billion at December 31, 2023, primarily due to benefit payments of $126.0 million. Benefit payments includes a lump-sum offer, completed in the fourth quarter of 2023, extended to certain former employees who participated in The New York Times Pension Plan. This completed lump-sum offer did not result in a settlement charge.
Benefit obligations decreased from $1.7 billion at December 26, 2021, to $1.3 billion at December 31, 2022, primarily due to actuarial gains of $420.9 million, driven by an increase in the discount rate, and benefit payments of $90.0 million.
The accumulated benefit obligation for all pension plans was $1.2 billion and $1.3 billion as of December 31, 2023, and December 31, 2022, respectively.
P. 92 – THE NEW YORK TIMES COMPANY

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

(In thousands)	December 31, 2023	December 31, 2022
Projected benefit obligation	$180,556	$179,608
Accumulated benefit obligation	$180,269	$179,370
Fair value of plan assets	$—	$—
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 31, 2023	December 31, 2022
Discount rate	5.25%	5.66%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the APP that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 31, 2023	December 31, 2022	December 26, 2021
Discount rate for determining projected benefit obligation	5.66%	2.94%	2.64%
Discount rate in effect for determining service cost	5.59%	3.14%	3.87%
Discount rate in effect for determining interest cost	5.46%	2.45%	2.02%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	5.61%	3.75%	3.74%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 31, 2023	December 31, 2022
Discount rate	5.21%	5.64%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the foreign plan that has not been frozen.
THE NEW YORK TIMES COMPANY – P. 93

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 31, 2023	December 31, 2022	December 26, 2021
Discount rate for determining projected benefit obligation	5.64%	2.81%	2.39%
Discount rate in effect for determining interest cost	5.39%	2.24%	1.74%
Rate of increase in compensation levels	3.00%	2.50%	2.50%
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
Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. There were no minimum funding requirements during the years ended December 31, 2023, or December 31, 2022.
Investment Policy and Strategy
The primary long-term investment objective is to allocate assets in a manner that produces a total rate of return that meets or exceeds the growth of our pension liabilities. An additional investment objective is to utilize the asset mix to hedge liabilities and minimize volatility in the funded status of the Pension Plan.
Asset Allocation Guidelines
In accordance with our asset allocation strategy, investments are categorized into liability-hedging assets whose value is highly correlated to that of the Pension Plan’s obligations (“Liability-Hedging Assets”) or other investments, such as equities and high-yield fixed income securities (“Growth Fixed Income”), whose return over time is expected to exceed the rate of growth in the Pension Plan’s obligations (“Return-Seeking Assets”).
P. 94 – THE NEW YORK TIMES COMPANY

The proportional allocation of assets between Liability-Hedging Assets and Return-Seeking Assets is dependent on the funded status of the Pension Plan. Under our policy, for example, a funded status at 102.5% requires an allocation of total assets of 85.5% to 90.5% to Liability-Hedging Assets and 9.5% to 14.5% to Return-Seeking Assets. As the Pension Plan’s funded status increases, the allocation to Liability-Hedging Assets will increase and the allocation to Return-Seeking Assets will decrease.
The following asset allocation guidelines apply to the Return-Seeking Assets as of December 31, 2023:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	90%	72%
Growth Fixed Income	0%	-	15%	0%
Alternatives	0%	-	15%	15%
Cash(1)	0%	-	10%	13%
(1) Cash balances exceeded targets as of December 31, 2023 due to immediate cash needs.
The asset allocations by asset category for both Liability-Hedging and Return-Seeking Assets, as of December 31, 2023, were as follows:

Asset Category	Percentage Range			Actual
Liability-Hedging	85.5%	-	90.5%	87%
Public Equity	6.7%	-	13.1%	9%
Growth Fixed Income	0%	-	2%	0%
Alternatives	0%	-	2%	2%
Cash(1)	0%	-	1%	2%
(1) Cash balances exceeded targets as of December 31, 2023 due to immediate cash needs.
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
Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of ERISA and the Internal Revenue Code as well as the collective bargaining agreement with NewsGuild of New York (The New York Times).
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
THE NEW YORK TIMES COMPANY – P. 95

The asset allocations by asset category as of December 31, 2023, were as follows:

Asset Category	Percentage Range			Actual
Hedging Assets	75%	-	90%	79%
Return-Seeking Assets	10%	-	25%	19%
Cash and Equivalents	0%	-	5%	2%
The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the APP Trustees. The APP Trustees may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the APP’s assets.
Fair Value of Plan Assets
The fair value of the assets underlying the Pension Plan and the joint-sponsored APP by asset category are as follows:

	December 31, 2023
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$395	$—	$—	$—	$395
International Equities	15,776	—	—	—	15,776
Registered Investment Companies	174,024	—	—	—	174,024
Common/Collective Funds(1)	—	—	—	285,387	285,387
Fixed Income Securities:
Corporate Bonds	—	537,032	—	—	537,032
U.S. Treasury and Other Government Securities	—	48,993	—	—	48,993
Municipal and Provincial Bonds	—	27,702	—	—	27,702
Other	—	14,711	—	—	14,711
Cash and Cash Equivalents	—	—	—	27,516	27,516
Private Equity	—	—	—	4,305	4,305
Hedge Fund	—	—	—	15,664	15,664
Assets at Fair Value	$190,195	$628,438	$—	$332,872	$1,151,505
(1)The underlying assets of the common/collective funds primarily consist of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
P. 96 – THE NEW YORK TIMES COMPANY

	December 31, 2022
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$10,548	$—	$—	$—	$10,548
International Equities	23,448	—	—	—	23,448
Registered Investment Companies(3)	171,310	—	—	—	171,310
Common/Collective Funds(1)	—	—	—	288,489	288,489
Fixed Income Securities:
Corporate Bonds	—	531,033	—	—	531,033
U.S. Treasury and Other Government Securities	—	46,279	—	—	46,279
Municipal and Provincial Bonds	—	27,851	—	—	27,851
Other	—	12,781	—	—	12,781
Cash and Cash Equivalents	—	—	—	15,064	15,064
Private Equity	—	—	—	4,766	4,766
Hedge Fund	—	—	—	14,364	14,364
Assets at Fair Value	$205,306	$617,944	$—	$322,683	$1,145,933
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
Cash Flows
In 2023, we made contributions to the APP in the amount of $10.5 million. We expect contributions made to satisfy minimum funding requirements to total approximately $13 million in 2024.
THE NEW YORK TIMES COMPANY – P. 97

The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2024	$75,066	$17,062	$92,128
2025	76,551	16,468	93,019
2026	77,850	16,232	94,082
2027	78,841	16,063	94,904
2028	79,553	15,915	95,468
2029-2033(1)	399,518	71,887	471,405
(1)While benefit payments under these plans are expected to continue beyond 2033, we have presented in this table only those benefit payments estimated over the next 10 years.
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
Our multiemployer pension plan withdrawal liability was approximately $68 million and $74 million as of December 31, 2023, and December 31, 2022, respectively. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until such plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
In 2023, the Company recorded a $2.3 million gain related to a multiemployer pension plan liability adjustment, which was partially offset by a $1.7 million charge in connection with the Company’s withdrawal from a plan. These were recorded in Multiemployer pension plan liability adjustment in our Consolidated Statement of Operations for the year ended December 31, 2023.
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
P. 98 – THE NEW YORK TIMES COMPANY

Our participation in significant plans for the fiscal period ended December 31, 2023, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years or five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 or 20 years, depending on other criteria.
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
The Company withdrew from the Pressmen’s Publishers’ Pension Fund and the Paper Handlers’ - Publishers’ Pension Fund during fiscal year 2023.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2023	2022		2023(4)	2022	2021
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/23	Critical and Declining as of 1/01/22	Implemented	$263	$328	$364	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund(2)	13-6122251-001	Green as of 6/01/23	Green as of 6/01/22	N/A	703	804	912	No	3/30/2026
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Critical and Declining as of 1/01/23	Critical and Declining as of 1/01/22	Implemented	54	56	48	No	3/30/2026
Pressmen’s Publishers’ Pension Fund	13-6121627-001	N/A(3)	Green as of 4/01/22	N/A	41	1,447	1,337	No	3/30/2027
Paper Handlers’-Publishers’ Pension Fund	13-6104795-001	Critical and Declining as of 4/01/23	Critical and Declining as of 4/01/22	Implemented	95	96	103	Yes	3/30/2026
Contributions for individually significant plans					$1,156	$2,731	$2,764
Contributions for a plan not individually significant					$29	$36	$33
Total Contributions					$1,185	$2,767	$2,797
(1)There are two collective bargaining agreements requiring contributions to this plan: Mailers, which expired November 30, 2023, and Typographers, which expires March 30, 2025.
(2)Elections under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010: Extended Amortization of Net Investment Losses (IRC Section 431(b)(8)(A)) and the Expanded Smoothing Period (IRC Section 431(b)(8)(B)).
(3)The plan terminated by mass withdrawal prior to the start of the 2023 plan year.
(4)The Company withdrew from the Pressmen’s Publishers’ Pension Fund and the Paper Handlers’ - Publishers’ Pension Fund during calendar year 2023.
The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008, through August 31, 2009.
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:
THE NEW YORK TIMES COMPANY – P. 99

Pension Fund	Year Contributions to Plan Exceeded More Than 5% of Total Contributions (as of Plan’s Year-End)
CWA/ITU Negotiated Pension Plan	12/31/2021
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2022 & 5/31/2021(1)
Pressmen’s Publisher’s Pension Fund	3/31/2023 & 3/31/2022
Paper Handlers’-Publishers’ Pension Fund	3/31/2023 & 3/31/2022
(1) Form 5500 for the plan year ended 5/31/2023 was not available as of the date we filed our financial statements.
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
Net Periodic Other Postretirement Benefit Cost
The components of net periodic postretirement benefit cost were as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Service cost	$33	$46	$53
Interest cost	1,500	731	565
Amortization and other costs	1,945	3,293	3,407
Amortization of prior service credit	—	(368)	(3,098)
Net periodic postretirement benefit cost	$3,478	$3,702	$927
The changes in the benefit obligations recognized in other comprehensive loss were as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Net actuarial (gain)/loss	$(6,916)	$(6,801)	$2,254
Amortization of loss	(1,945)	(3,293)	(3,407)
Amortization of prior service credit	—	368	3,098
Total recognized in other comprehensive (income)/loss	(8,861)	(9,726)	1,945
Net periodic postretirement benefit cost	3,478	3,702	927
Total recognized in net periodic postretirement benefit cost and other comprehensive (income)/loss	$(5,383)	$(6,024)	$2,872
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the accumulated postretirement benefit obligation. Gains and losses in excess of the corridor are generally amortized over the average remaining service period to expected retirement of active participants.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $20 million in 2023, $19 million in 2022 and $17 million in 2021.
P. 100 – THE NEW YORK TIMES COMPANY

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Change in benefit obligation
Benefit obligation at beginning of year	$30,696	$40,607
Service cost	33	46
Interest cost	1,500	731
Plan participants’ contributions	2,060	2,271
Actuarial (gain)	(6,916)	(6,801)
Benefits paid	(4,461)	(6,158)
Benefit obligation at the end of year	22,912	30,696
Change in plan assets
Employer contributions	2,401	3,887
Plan participants’ contributions	2,060	2,271
Benefits paid	(4,461)	(6,158)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(22,912)	$(30,696)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(3,510)	$(4,241)
Noncurrent liabilities	(19,402)	(26,455)
Net amount recognized	$(22,912)	$(30,696)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$6,676	$15,537
Prior service credit	—	—
Total	$6,676	$15,537
Benefit obligations decreased from $30.7 million at December 31, 2022, to $22.9 million at December 31, 2023, primarily due to the actuarial gain of $6.9 million, driven by a decrease in assumed costs and benefit payments, net of participation contributions of $2.4 million.
Benefit obligations decreased from $40.6 million at December 26, 2021, to $30.7 million at December 31, 2022, primarily due to the actuarial gain of $6.8 million, driven by an increase in the discount rate and benefit payments, net of participation contributions of $3.9 million.
Information for postretirement plans with accumulated benefit obligations in excess of plan assets was as follows:

(In thousands)	December 31, 2023	December 31, 2022
Accumulated benefit obligation	$22,912	$30,696
Fair value of plan assets	$—	$—
THE NEW YORK TIMES COMPANY – P. 101

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 31, 2023	December 31, 2022
Discount rate	5.16%	5.55%
Estimated increase in compensation level	3.50%	3.50%
Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 31, 2023	December 31, 2022	December 26, 2021
Discount rate for determining projected benefit obligation	5.55%	2.55%	2.01%
Discount rate in effect for determining service cost	5.55%	2.58%	2.09%
Discount rate in effect for determining interest cost	5.26%	1.91%	1.38%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 31, 2023	December 31, 2022
Health-care cost trend rate	6.71%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.92%
Year that the rate reaches the ultimate trend rate	2030	2030
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans.
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2024	$3,632
2025	3,198
2026	2,923
2027	2,669
2028	2,435
2029-2033(1)	8,820
(1)While benefit payments under these plans are expected to continue beyond 2033, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits was $7.8 million as of December 31, 2023, and $7.9 million as of December 31, 2022.
P. 102 – THE NEW YORK TIMES COMPANY

11. Other Liabilities
The components of the Other Liabilities — Other balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred compensation	$13,752	$14,635
Noncurrent operating lease liabilities	42,905	59,124
Contingent consideration	3,195	2,799
Other liabilities	41,112	34,257
Total	$100,964	$110,815
See Note 8 for detail related to deferred compensation.
See Note 17 for detail related to noncurrent operating lease liabilities.
See Note 8 for detail related to contingent consideration.
Other liabilities in the preceding table primarily included our post-employment liabilities, our contingent tax liability for uncertain tax positions, and self-insurance liabilities as of December 31, 2023, and December 31, 2022.
THE NEW YORK TIMES COMPANY – P. 103

12. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 31, 2023		December 31, 2022		December 26, 2021
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$63,544	21.0	$49,560	21.0	$61,005	21.0
State and local taxes, net	18,445	6.1	16,855	7.1	16,378	5.6
Increase/(decrease) in uncertain tax positions	1,763	0.6	(220)	(0.1)	2,782	1.0
(Gain)/loss on company-owned life insurance	(735)	(0.2)	857	0.4	(712)	(0.2)
Nondeductible expense	1,492	0.5	780	0.3	593	0.2
Nondeductible executive compensation	2,175	0.7	3,985	1.7	4,140	1.4
Stock-based awards expense/(benefit)	478	0.2	(1,119)	(0.5)	(5,461)	(1.9)
Deduction for foreign-derived intangible income	(3,985)	(1.3)	(3,166)	(1.3)	(2,972)	(1.0)
Research and experimentation credit	(12,683)	(4.2)	(6,699)	(2.8)	(5,571)	(1.9)
Other, net	(658)	(0.2)	1,261	0.5	348	0.1
Income tax expense	$69,836	23.2	$62,094	26.3	$70,530	24.3
The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Current tax expense/(benefit)
Federal	$56,139	$75,495	$55,110
Foreign	2,590	1,897	1,042
State and local	30,901	30,855	20,736
Total current tax expense	89,630	108,247	76,888
Deferred tax expense/(benefit)
Federal	(12,715)	(36,344)	(5,651)
State and local	(7,079)	(9,809)	(707)
Total deferred tax expense	(19,794)	(46,153)	(6,358)
Income tax expense	$69,836	$62,094	$70,530

P. 104 – THE NEW YORK TIMES COMPANY

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$60,398	$67,797
Accruals for other employee benefits, compensation, insurance and other	36,968	31,335
Net operating losses(1)	42,944	52,522
Operating lease liabilities	14,144	18,403
Capitalized research and development costs (2)	68,113	55,370
Other	36,387	32,974
Gross deferred tax assets	$258,954	$258,401
Valuation allowance	(3,240)	(4,258)
Net deferred tax assets	$255,714	$254,143
Deferred tax liabilities
Property, plant and equipment	$37,950	$44,698
Intangible assets	79,718	88,115
Operating lease right-of-use assets	9,626	15,453
Other	13,915	9,514
Gross deferred tax liabilities	$141,209	$157,780
Net deferred tax asset	$114,505	$96,363
(1) Includes federal tax operating loss carryforwards acquired in connection with The Athletic Media Company acquisition.
(2) As a result of the Tax Cuts and Jobs Act, see Liquidity and Capital Resources section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.
Federal tax operating loss carryforwards acquired in connection with The Athletic Media Company acquisition totaled $38 million as of December 31, 2023. Such losses have remaining lives of up to 14 years.
State tax operating loss carryforwards totaled $6.8 million as of December 31, 2023, and $6.9 million as of December 31, 2022. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives of up to 18 years.
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
We had a valuation allowance totaling $3.2 million as of December 31, 2023, and a valuation allowance totaling $4.3 million as of December 31, 2022, for deferred tax assets primarily associated with net operating losses of U.S. subsidiaries, as we determined these assets were not realizable on a more-likely-than-not basis.
We had an income tax payable of $23.2 million as of December 31, 2023, compared with an income tax payable of $7.0 million as of December 31, 2022.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $10 million, $6.1 million and $11.5 million in 2023, 2022 and 2021, respectively.
THE NEW YORK TIMES COMPANY – P. 105

As of December 31, 2023, and December 31, 2022, Accumulated other comprehensive loss, net of income taxes in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $137 million and $139 million, respectively.
A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Balance at beginning of year	$5,528	$5,891	$6,737
Gross additions to tax positions taken during the current year	2,466	1,504	1,389
Gross additions to tax positions taken during the prior year	877	73	2,458
Gross reductions to tax positions taken during the prior year	(8)	—	(150)
Reductions from settlements with taxing authorities	(1,185)	(1,116)	(3,534)
Reductions from lapse of applicable statutes of limitations	(604)	(824)	(1,009)
Balance at end of year	$7,074	$5,528	$5,891
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $6 million and $5 million as of December 31, 2023, and December 31, 2022, respectively.
In 2023 and 2022, we recorded a $1.9 million and a $2.2 million income tax benefit, respectively, due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was $1.9 million and $1.5 million as of December 31, 2023, and December 31, 2022, respectively. The total amount of accrued interest and penalties was $0.3 million in 2023, a net benefit of $0.1 million in 2022 and a net benefit of less than $0.1 million in 2021.
With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2013. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next twelve months, which could result in a decrease in unrecognized tax benefits of $3.5 million that would, if recognized, reduce the effective tax rate.
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
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options, stock-settled long-term performance awards, restricted stock units and ESPP could impact the diluted shares. The difference between basic and diluted shares was approximately 0.9 million, 0.3 million and 0.6 million as of December 31, 2023, December 31, 2022, and December 26, 2021, respectively. In 2023, 2022 and 2021, dilution resulted primarily from the dilutive effect of our Stock-Based Awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
P. 106 – THE NEW YORK TIMES COMPANY

There were approximately 1.1 million restricted stock units excluded from the computation of diluted earnings per share in 2022 because they were anti-dilutive. There were no anti-dilutive stock options, stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share for the years ended 2023 and 2021.
14. Stock-Based Awards
As of December 31, 2023, the Company was authorized to grant stock-based compensation under its 2020 Incentive Compensation Plan (the “2020 Incentive Plan”), which became effective April 22, 2020. The 2020 Incentive Plan replaced the 2010 Incentive Compensation Plan (the “2010 Incentive Plan”).
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
We refer to our outstanding stock-settled long-term performance awards, restricted stock units and Class A Common Stock issued under our Company’s ESPP as “Stock-Based Awards.” We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards, restricted stock units and Class A Common Stock issued under our Company’s ESPP.
Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Awards under the 2010 Incentive Plan and 2020 Incentive Plan vest over a stated vesting period.
Total stock-based compensation expense included in the Consolidated Statement of Operations is as follows:

(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Cost of revenue	$12,804	$8,031	$5,218
Marketing	1,604	1,243	1,283
Product development	20,188	10,875	3,655
General and administrative	20,180	15,157	12,059
Total stock-based compensation expense	$54,776	$35,306	$22,215
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
There were no stock options outstanding as of December 31, 2023. There were no stock options exercised in 2023. The total intrinsic value for stock options exercised was de minimis in 2022 and $13.6 million in 2021.
THE NEW YORK TIMES COMPANY – P. 107

Restricted Stock Units
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to five years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2023 were as follows:

	December 31, 2023
(Shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of period	2,003	$40
Granted	1,514	40
Vested	(730)	42
Forfeited	(185)	41
Outstanding at end of period	2,602	$40
Exercisable at end of period	186	$28
Unvested stock-settled restricted stock units at beginning of period	1,812	$41
Unvested stock-settled restricted stock units at end of period	2,430	$40
Unvested stock-settled restricted stock units expected to vest at end of period	2,157	$41
The intrinsic value of stock-settled restricted stock units vested was $28.0 million in 2023, $10.4 million in 2022 and $15.1 million in 2021. The intrinsic value of stock-settled restricted stock units outstanding was $128.2 million in 2023.
ESPP
In 2023, the Company adopted the 2023 ESPP, which provides eligible participating employees with the opportunity to purchase Class A Common Stock at a discounted price through payroll deductions of up to 5% of their base salary. Employees may withdraw from the offering no later than 15 days prior to the purchase date and obtain a refund of any accrued contributions withheld through payroll deductions. The purchase price of the Class A Common Stock under the ESPP for each offering is equal to 85% of the lower of the closing selling price per share of Class A Common Stock on the first day of the purchase period or on the last day of the purchase period. The fair value of the offering is estimated on the grant date using a Black-Scholes valuation model.
In 2023, there was one six-month ESPP offering with a purchase price set at a 15% discount of the closing selling price per share of Class A Common Stock on July 3, 2023, or December 29, 2023, whichever was lower. For the 2023 offering, the purchase price was $33.84. Approximately 117,000 shares were issued under the 2023 ESPP offering.

P. 108 – THE NEW YORK TIMES COMPANY

Long-Term Incentive Compensation
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of cash and stock-settled long-term incentive compensation awards to key executives payable at the end of three-year cycles based on the achievement of financial goals tied to financial metrics, on stock price performance relative to companies in the Standard & Poor’s 500 Stock Index and on fulfilling the service condition. Cash-settled awards are classified as a liability in our Consolidated Balance Sheets. Stock-settled awards are payable in Class A Common Stock and are classified within equity. These awards include service, market and performance conditions.
Prior to 2022, cash-settled awards were granted with three-year performance cycles and are based on the achievement of a specified financial performance measure. There were payments of approximately $5 million in 2023, $4 million in 2022 and $1 million in 2021.
The long-term incentive compensation awards consist of restricted stock units (starting with the 2022 program) and performance-based awards. The performance-based awards are based on (i) relative Total Shareholder Return (“TSR”) (calculated as stock appreciation plus deemed reinvested dividends), a market condition and (ii) financial metrics (such as adjusted operating profit and digital subscription revenue), the performance condition.
The fair value of the portion of the performance awards based on TSR is determined at the date of grant using a Monte Carlo simulation model and expensed over the service period on a straight-line basis, irrespective of the probability of the market condition being achieved. The cumulative expense is not reversed if the market condition is not met.
The fair value of the portion of the performance awards based on financial metrics is determined by the average market price on the grant date, expensed on a straight-line basis over the service period and adjusted at each reporting date based on the probable outcome of the performance conditions. A cumulative adjustment is recorded in periods in which there is a change in the Company’s estimate of the number of shares expected to vest.
The fair value of the restricted stock units is determined by the average market price on the grant date and expensed on a straight-line basis over the vesting period of the award.
Unrecognized Compensation Expense
As of December 31, 2023, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $78 million and is expected to be recognized over a weighted-average period of 1.45 years.
Reserved Shares
Any shares issued for the exercise of stock options, vesting of stock-settled restricted stock units and stock-settled performance awards have generally been from unissued reserved shares.
THE NEW YORK TIMES COMPANY – P. 109

Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 31, 2023	December 31, 2022
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	2,602	2,003
Stock-settled performance awards(1)	1,403	1,065
Outstanding	4,005	3,068
Available	11,688	13,171
Employee Stock Purchase Plan
Available	7,883	—
Total Outstanding	4,005	3,068
Total Available(2)	19,571	13,171
(1)The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.
(2)As of December 31, 2023, the 2020 Incentive Plan had approximately 12 million shares of Class A Common Stock available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were canceled, forfeited or otherwise terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan.
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
As of both December 31, 2023, and December 31, 2022, there were 780,724 shares, of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
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
As of December 31, 2023, repurchases under these authorizations totaled approximately $149.5 million (excluding commissions) and approximately $250.5 million remained.

P. 110 – THE NEW YORK TIMES COMPANY

We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 31, 2023.
The following table summarizes the changes in AOCI by component as of December 31, 2023:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(510)	$(348,947)	$(8,390)	$(357,847)
Other comprehensive income/(loss) before reclassifications, before tax	1,885	(12,184)	10,754	455
Amounts reclassified from accumulated other comprehensive loss, before tax	—	6,276	—	6,276
Income tax expense/(benefit)	465	(1,569)	2,850	1,746
Net current-period other comprehensive (loss)/income, net of tax	1,420	(4,339)	7,904	4,985
Balance as of December 31, 2023	$910	$(353,286)	$(486)	$(352,862)
The following table summarizes the reclassifications from AOCI for the period ended December 31, 2023:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,895)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	8,171	Other components of net periodic benefit costs
Total reclassification, before tax	6,276
Income tax expense	1,660	Income tax expense
Total reclassification, net of tax	$4,616
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
THE NEW YORK TIMES COMPANY – P. 111

Subscription revenues from and expenses associated with our digital subscription package (or “bundle”) are allocated to NYTG and The Athletic. The Athletic was first introduced into our bundle in June 2022. Therefore, The Athletic’s results for 2022 include bundle revenues and expenses for only six months of the year, whereas 2023 includes bundle revenues and expenses for the entire year.
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
The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the twelve months of 2022 included The Athletic for approximately eleven months, while results for the twelve months of 2023 included The Athletic for the full twelve months.

P. 112 – THE NEW YORK TIMES COMPANY

The following tables present segment information:

	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)(1)
Revenues
NYTG	$2,295,537	$2,223,676	3.2%
The Athletic	131,271	84,645	55.1%
Intersegment Eliminations(2)	(656)	—	*
Total revenues	$2,426,152	$2,308,321	5.1%
Adjusted operating profit
NYTG	$421,281	$389,049	8.3%
The Athletic	(31,430)	(41,118)	(23.6)%
Total adjusted operating profit	$389,851	$347,931	12.0%
Less:
Other components of net periodic benefit costs	(2,737)	6,659	*
Depreciation and amortization	86,115	82,654	4.2%
Severance	7,582	4,669	62.4%
Multiemployer pension plan withdrawal costs	5,248	4,871	7.7%
Acquisition-related costs	—	34,712	*
Impairment charges	15,239	4,069	*
Multiemployer pension plan liability adjustment	(605)	14,989	*
Add:
Gain from joint ventures	2,477	—	*
Interest income and other, net	21,102	40,691	(48.1)%
Income before income taxes	$302,588	$235,999	28.2%
(1) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
(2) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY – P. 113

Revenues detail by segment
	Years Ended		% Change
(In thousands)	December 31, 2023	December 31, 2022	2023 vs. 2022
	(52 weeks)	(52 weeks and five days)(1)
NYTG
Subscription	$1,555,705	$1,480,295	5.1%
Advertising	477,261	511,321	(6.7)%
Other	262,571	232,060	13.1%
Total	$2,295,537	$2,223,676	3.2%
The Athletic
Subscription	$100,448	$72,067	39.4%
Advertising	27,945	11,967	*
Other	2,878	611	*
Total	$131,271	$84,645	55.1%

I/E(2)	$(656)	$—	*

The New York Times Company
Subscription	$1,656,153	$1,552,362	6.7%
Advertising	505,206	523,288	(3.5)%
Other	264,793	232,671	13.8%
Total	$2,426,152	$2,308,321	5.1%
(1) The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
(2) I/E related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.
17. Leases
Lessee activities
Operating leases
We have operating leases for office space and equipment. For all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Consolidated Balance Sheet as of December 31, 2023, as described below.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	Right of use assets	$35,374	$57,600
Current operating lease liabilities	Accrued expenses and other	$10,081	$9,911
Noncurrent operating lease liabilities	Other	42,905	59,124
Total operating lease liabilities		$52,986	$69,035

P. 114 – THE NEW YORK TIMES COMPANY

The total lease cost for operating leases included in operating costs in our Consolidated Statement of Operations was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Operating lease cost	$12,026	$13,553	$11,926
Short term and variable lease cost	1,645	1,714	1,575
Total lease cost	$13,671	$15,267	$13,501
The table below presents additional information regarding operating leases:

(In thousands, except for lease term and discount rate)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$13,476	$12,881
Right-of-use assets obtained in exchange for operating lease liabilities	$2,850	$5,970
Weighted-average remaining lease term	6.4 years	8.5 years
Weighted-average discount rate	5.04%	4.45%
Maturities of lease liabilities on an annual basis for the Company’s operating leases as of December 31, 2023, were as follows:

(In thousands)	Amount
2024	$12,279
2025	9,573
2026	8,221
2027	7,359
2028	7,200
Later years	18,012
Total lease payments	$62,644
Less: Interest	(9,658)
Present value of lease liabilities	$52,986
In June 2023, we ceased using certain leased office space in Long Island City, New York. As a result, we recorded non-cash impairment charges of $7.6 million and $5.1 million to the right-of-use assets and fixed assets, respectively. The impairment amount was determined by comparing the fair value of the impacted asset group to its carrying value as of the measurement date, as required by ASC 360, Property, Plant and Equipment. The fair value of the asset group was based on estimated sublease income for the affected property, taking into consideration the time we expect it will take to obtain a sublease tenant and the expected applicable discount rates. The impairment is presented in Impairment charges in our Consolidated Statements of Operations within the New York Times Group operating segment.
Lessor activities
Our leases to third parties predominantly relate to office space in the Company Headquarters.
As of December 31, 2023, and December 31, 2022, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment in our Consolidated Balance Sheet was approximately $518 million and $277 million, and $522 million and $258 million, respectively. Office space leased to third parties represents approximately 36% of gross square feet of the Company Headquarters.
THE NEW YORK TIMES COMPANY – P. 115

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
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2023	December 31, 2022	December 26, 2021
Building rental revenue	$27,163	$28,516	$22,851
Maturities of lease payments to be received on an annual basis for the Company’s office space operating leases as of December 31, 2023, were as follows:

(In thousands)	Amount
2024	$29,053
2025	29,344
2026	29,344
2027	29,337
2028	14,708
Later years	57,735
Total building rental revenue from operating leases	$189,521

P. 116 – THE NEW YORK TIMES COMPANY

18. Commitments and Contingent Liabilities
Restricted Cash
We were required to maintain $13.7 million and $13.8 million of restricted cash as of December 31, 2023, and December 31, 2022, respectively, the majority of which is set aside to collateralize workers’ compensation obligations.
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of December 31, 2023, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York, alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act, related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
19. Subsequent Events
Quarterly Dividend
In February 2024, our Board of Directors approved a quarterly dividend of $0.13 per share on our Class A and Class B Common Stock, an increase of $0.02 per share from the previous quarter. The dividend is payable on April 18, 2024, to stockholders of record as of the close of business on April 2, 2024.
THE NEW YORK TIMES COMPANY – P. 117

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2023, December 31, 2022, and December 26, 2021:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other(1)	Deductions(2)	Balance at end of period
Accounts receivable allowances:
Year ended December 31, 2023	$12,260	$4,809	$4,269	$12,800
Year ended December 31, 2022	$12,374	$11,973	$12,087	$12,260
Year ended December 26, 2021	$13,797	$13,930	$15,353	$12,374
Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$4,258	$—	$1,018	$3,240
Year ended December 31, 2022	$261	$4,000	$3	$4,258
Year ended December 26, 2021	$293	$—	$32	$261
(1)Includes valuation allowance acquired as a result of acquisition of The Athletic.
(2)Includes write-offs, net of recoveries.
P. 118 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

THE NEW YORK TIMES COMPANY – P. 119

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 1 — Election of Directors,” “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors,” “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2024 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” (other than the section titled “Pay Versus Performance Disclosure”) of our Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors,” “General Information — The Ochs-Sulzberger Trust” and “Compensation of Executive Officers — Equity Compensation Plan Information” of our Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 2 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and including the section titled “Audit and Other Fees” of our Proxy Statement for the 2024 Annual Meeting of Stockholders.
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
Consolidated Schedule for the Three Years Ended December 31, 2023
II – Valuation and Qualifying Accounts	118
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

THE NEW YORK TIMES COMPANY – P. 121

INDEX TO EXHIBITS
Exhibit numbers 10.15 through 10.24 are management contracts or compensatory plans or arrangements.

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

(3.2)	By-laws, as amended September 28, 2023 (filed as an Exhibit to the Company’s Form 8-K dated October 2, 2023, and incorporated by reference herein).
(4)	The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed, and for which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
(4.1)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

(10.17)	The New York Times Company 2020 Incentive Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 22, 2020, and incorporated by reference herein).
(10.18)
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

(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(97.1)	The New York Times Company Compensation Recoupment Policy.
(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

THE NEW YORK TIMES COMPANY – P. 123

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
Date: February 20, 2024

THE NEW YORK TIMES COMPANY (Registrant)

BY:	/s/ William Bardeen
William Bardeen
Executive Vice President and Chief Financial Officer
We, the undersigned directors and officers of The New York Times Company, hereby severally constitute Diane Brayton and William Bardeen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A.G. Sulzberger	Chairman, Publisher and Director	February 20, 2024
/s/ Meredith Kopit Levien	Chief Executive Officer, President and Director (principal executive officer)	February 20, 2024
/s/ William Bardeen	Executive Vice President and Chief Financial Officer (principal financial officer)	February 20, 2024
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	February 20, 2024
/s/ Amanpal S. Bhutani	Director	February 20, 2024
/s/ Manuel Bronstein	Director	February 20, 2024
/s/ Beth Brooke	Director	February 20, 2024
/s/ Rachel Glaser	Director	February 20, 2024
/s/ Arthur Golden	Director	February 20, 2024
/s/ Hays N. Golden	Director	February 20, 2024
/s/ Brian P. McAndrews	Director	February 20, 2024
/s/ David Perpich	Director	February 20, 2024
/s/ John W. Rogers, Jr.	Director	February 20, 2024
/s/ Anuradha B. Subramanian	Director	February 20, 2024
/s/ Rebecca Van Dyck	Director	February 20, 2024

THE NEW YORK TIMES COMPANY – P. 125