Form 10-Q
period 2024-03-31
NEW YORK TIMES CO
filed 2024-05-08
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of May 3, 2024 (exclusive of treasury shares):

Class A Common Stock	163,530,462	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 31, 2024 and March 31, 2023	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 31, 2024 and March 31, 2023	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters ended March 31, 2024 and March 31, 2023	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 31, 2024 and March 31, 2023	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item	3	Quantitative and Qualitative Disclosures About Market Risk	37
Item	4	Controls and Procedures	38

PART II		Other Information	39
Item	1	Legal Proceedings	39
Item	1A	Risk Factors	39
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item	5	Other Information	39
Item	6	Exhibits	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$206,817	$289,472
Short-term marketable securities	172,238	162,094
Accounts receivable (net of allowances of $12,637 in 2024 and $12,800 in 2023)	177,656	242,488
Prepaid expenses	59,049	59,712
Other current assets	65,400	27,887
Total current assets	681,160	781,653
Other assets
Long-term marketable securities	307,204	257,633
Property, plant and equipment (less accumulated depreciation and amortization of $882,583 in 2024 and $870,329 in 2023)	507,737	514,245
Goodwill	414,627	416,098
Intangible assets, net	278,418	285,490
Deferred income taxes	120,688	114,505
Miscellaneous assets	312,988	344,971
Total assets	$2,622,822	$2,714,595
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$120,660	$116,942
Accrued payroll and other related liabilities	88,564	174,316
Unexpired subscriptions revenue	178,210	172,772
Accrued expenses and other	157,283	147,529
Total current liabilities	544,717	611,559
Other liabilities
Pension benefits obligation	216,879	219,451
Postretirement benefits obligation	19,520	19,402
Other	93,744	100,964
Total other liabilities	330,143	339,817
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2024 – 177,507,685; 2023 – 176,951,162 (including treasury shares: 2024 – 13,893,393; 2023 – 13,189,925)	17,752	17,697
Class B – convertible – authorized and issued shares: 2024 – 780,724; 2023 – 780,724	78	78
Additional paid-in capital	299,483	301,287
Retained earnings	2,136,537	2,117,839
Common stock held in treasury, at cost	(353,529)	(320,820)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(453)	910
Funded status of benefit plans	(350,897)	(353,286)
Net unrealized loss on available-for-sale securities	(1,009)	(486)
Total accumulated other comprehensive loss, net of income taxes	(352,359)	(352,862)
Total stockholders’ equity	1,747,962	1,763,219
Total liabilities and stockholders’ equity	$2,622,822	$2,714,595
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 31, 2024	March 31, 2023
Revenues
Subscription	$429,005	$397,542
Advertising	103,711	106,241
Other	61,299	56,956
Total revenues	594,015	560,739
Operating costs
Cost of revenue (excluding depreciation and amortization)	316,867	306,852
Sales and marketing	65,134	67,034
Product development	63,185	57,062
General and administrative	78,815	81,051
Depreciation and amortization	20,706	20,840
Generative AI Litigation Costs	989	—
Total operating costs	545,696	532,839
Operating profit	48,319	27,900
Other components of net periodic benefit (costs)/income	(1,051)	685
Interest income and other, net	8,387	3,173
Income before income taxes	55,655	31,758
Income tax expense	15,238	9,437
Net income	$40,417	$22,321
Average number of common shares outstanding:
Basic	164,632	164,975
Diluted	165,630	165,398
Basic earnings per share attributable to common stockholders	$0.25	$0.14
Diluted earnings per share attributable to common stockholders	$0.24	$0.13
Dividends declared per share	$0.13	$0.11
(1) First quarter 2023 was recast to conform to the current presentation of total operating costs.
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2024	March 31, 2023
Net income	$40,417	$22,321
Other comprehensive income, before tax:
(Loss)/gain on foreign currency translation adjustments	(1,846)	848
Pension and postretirement benefits obligation	3,288	1,553
Net unrealized (loss)/gain on available-for-sale securities	(709)	2,602
Other comprehensive income, before tax	733	5,003
Income tax expense	230	1,294
Other comprehensive income, net of tax	503	3,709
Comprehensive income attributable to common stockholders	$40,920	$26,030
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended March 31, 2024 and March 31, 2023
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
Net income	—	—	22,321	—	—	22,321	—	22,321
Dividends	—	—	(18,375)	—	—	(18,375)	—	(18,375)
Other comprehensive loss	—	—	—	—	3,709	3,709	—	3,709
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 267,069 Class A shares	27	(7,946)	—	—	—	(7,919)	—	(7,919)
Performance-based awards - 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Share repurchases – 803,529 Class A shares	—	—	—	(30,720)	—	(30,720)	—	(30,720)
Stock-based compensation	—	10,900	—	—	—	10,900	—	10,900
Balance, March 31, 2023	$17,744	$255,361	$1,962,805	$(306,987)	$(354,138)	$1,574,785	$2,005	$1,576,790

Balance, December 31, 2023	$17,775	$301,287	$2,117,839	$(320,820)	$(352,862)	$1,763,219	$—	$1,763,219
Net income	—	—	40,417	—	—	40,417	—	40,417
Dividends	—	—	(21,719)	—	—	(21,719)	—	(21,719)
Other comprehensive income	—	—	—	—	503	503	—	503
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 470,820 Class A shares	47	(14,964)	—	—	—	(14,917)	—	(14,917)
Performance-based awards – 85,703 Class A shares	8	(2,696)	—	—	—	(2,688)	—	(2,688)
Share repurchases – 703,468 Class A shares	—	—	—	(32,709)	—	(32,709)	—	(32,709)
Stock-based compensation	—	15,856	—	—	—	15,856	—	15,856
Balance, March 31, 2024	$17,830	$299,483	$2,136,537	$(353,529)	$(352,359)	$1,747,962	$—	$1,747,962

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income	$40,417	$22,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,706	20,840
Amortization of right of use asset	2,221	2,490
Stock-based compensation expense	15,856	10,900
Change in long-term retirement benefit obligations	(5,758)	(6,954)
Other – net	(1,026)	83
Changes in operating assets and liabilities:
Accounts receivable – net	64,832	51,556
Other assets	2,360	(2,295)
Accounts payable, accrued payroll and other liabilities	(93,067)	(57,103)
Unexpired subscriptions	5,438	7,645
Other noncurrent assets and liabilities	1,100	1,247
Net cash provided by operating activities	53,079	50,730
Cash flows from investing activities
Purchases of marketable securities	(112,892)	—
Maturities of marketable securities	52,374	28,160
Capital expenditures	(6,424)	(5,985)
Other – net	551	—
Net cash (used in)/provided by investing activities	(66,391)	22,175
Cash flows from financing activities
Long-term obligations:
Dividends paid	(18,621)	(15,069)
Payment of contingent consideration	—	(1,724)
Capital shares:
Repurchases	(32,458)	(30,720)
Share-based compensation tax withholding	(17,605)	(11,017)
Net cash used in financing activities	(68,684)	(58,530)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(81,996)	14,375
Effect of exchange rate changes on cash	(480)	(262)
Cash, cash equivalents and restricted cash at the beginning of the period	303,172	235,173
Cash, cash equivalents and restricted cash at the end of the period	$220,696	$249,286
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2024, and December 31, 2023, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended March 31, 2024, and March 31, 2023. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The first quarter of 2024 includes an additional day compared with the first quarter of 2023 as a result of 2024 being a leap year.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2024, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, have not changed.
Recently Issued Accounting Pronouncements

Accounting Standard Updates	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal years, beginning after December 15, 2025. Early adoption is permitted.	Requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
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
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, our live events business, our student subscription sponsorship program and books, television and film.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2024	As % of total	March 31, 2023	As % of total
Subscription	$429,005	72.2%	$397,542	70.9%
Advertising	103,711	17.5%	106,241	18.8%
Other (1)	61,299	10.3%	56,956	10.3%
Total	$594,015	100.0%	$560,739	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.7 million and $7.3 million for the first quarters of 2024 and 2023, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the quarters ended March 31, 2024, and March 31, 2023:

	For the Quarters Ended
(In thousands)	March 31, 2024	As % of total	March 31, 2023	As % of total
Digital-only subscription revenues (1)	$292,978	68.3%	$258,768	65.1%
Print subscription revenues (2)	136,027	31.7%	138,774	34.9%
Total subscription revenues	$429,005	100.0%	$397,542	100.0%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the quarters ended March 31, 2024, and March 31, 2023:

	For the Quarters Ended
(In thousands)	March 31, 2024	As % of total	March 31, 2023	As % of total
Advertising revenues:
Digital	$63,026	60.8%	$61,271	57.7%
Print	40,685	39.2%	44,970	42.3%
Total advertising	$103,711	100.0%	$106,241	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $183 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $76 million, $76 million and $31 million will be recognized in the remainder of 2024, 2025 and thereafter through 2028, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2023, were $172.8 million, of which approximately $110 million was recognized as revenues during the three months ended March 31, 2024.
Contract Assets
As of March 31, 2024, and December 31, 2023, the Company had $3.3 million and $3.5 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). Pre-tax net unrealized losses in Accumulated other comprehensive income (“AOCI”) were $1.4 million and $0.7 million as of March 31, 2024, and December 31, 2023, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of March 31, 2024, and December 31, 2023:

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$87,303	$25	$(512)	$86,816
Corporate debt securities	83,352	7	(848)	82,511
U.S. governmental agency securities	2,955	—	(44)	2,911
Total short-term AFS securities	$173,610	$32	$(1,404)	$172,238
Long-term AFS securities
Corporate debt securities	$158,301	$352	$(190)	$158,463
U.S. Treasury securities	146,981	179	(328)	146,832
U.S. governmental agency securities	1,931	—	(22)	1,909
Total long-term AFS securities	$307,213	$531	$(540)	$307,204

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$48,721	$55	$(667)	$48,109
Corporate debt securities	109,891	6	(1,828)	108,069
U.S. governmental agency securities	6,000	—	(84)	5,916
Total short-term AFS securities	$164,612	$61	$(2,579)	$162,094
Long-term AFS securities
Corporate debt securities	$103,061	$886	$(5)	$103,942
U.S. Treasury securities	148,878	1,023	(42)	149,859
U.S. governmental agency securities	3,857	—	(25)	3,832
Total long-term AFS securities	$255,796	$1,909	$(72)	$257,633

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of March 31, 2024, and December 31, 2023, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$29,247	$(73)	$23,487	$(439)	$52,734	$(512)
Corporate debt securities	9,628	(16)	66,987	(832)	76,615	(848)
U.S. governmental agency securities	1,938	(17)	973	(27)	2,911	(44)
Total short-term AFS securities	$40,813	$(106)	$91,447	$(1,298)	$132,260	$(1,404)
Long-term AFS securities
Corporate debt securities	$68,341	$(190)	$—	$—	$68,341	$(190)
U.S. Treasury securities	73,282	(328)	—	—	73,282	(328)
U.S. governmental agency securities	1,909	(22)	—	—	1,909	(22)
Total long-term AFS securities	$143,532	$(540)	$—	$—	$143,532	$(540)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$995	$(1)	$24,978	$(666)	$25,973	$(667)
Corporate debt securities	5,819	(5)	99,504	(1,823)	105,323	(1,828)
U.S. governmental agency securities	—	—	5,916	(84)	5,916	(84)
Total short-term AFS securities	$6,814	$(6)	$130,398	$(2,573)	$137,212	$(2,579)
Long-term AFS securities
Corporate debt securities	$2,451	$—	$245	$(5)	$2,696	$(5)
U.S. Treasury securities	14,792	(36)	290	(6)	15,082	(42)
U.S. governmental agency securities	3,832	(25)	—	—	3,832	(25)
Total long-term AFS securities	$21,075	$(61)	$535	$(11)	$21,610	$(72)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of March 31, 2024, and December 31, 2023, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 31, 2024, and December 31, 2023, we have recognized no losses or allowance for credit losses related to AFS securities.
As of March 31, 2024, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 26 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of March 31, 2024, and since December 31, 2022, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 31, 2022	$162,686	$251,360	$414,046
Foreign currency translation	2,052	—	2,052
Balance as of December 31, 2023	164,738	251,360	416,098
Foreign currency translation	(1,471)	—	(1,471)
Balance as of March 31, 2024	$163,267	$251,360	$414,627
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of March 31, 2024 and December 31, 2023, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	March 31, 2024
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(19,951)	$142,667	18.1
Existing subscriber base	136,500	(25,875)	110,625	10.0
Developed technology	38,401	(17,216)	21,185	2.9
Content archive	5,751	(4,287)	1,464	2.4
Total finite-lived intangibles	$343,270	$(67,329)	$275,941	13.6

	December 31, 2023
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(17,767)	$144,851	18.3
Existing subscriber base	136,500	(23,062)	113,438	10.2
Developed technology	38,401	(15,381)	23,020	3.2
Content archive	5,751	(4,047)	1,704	2.5
Total finite-lived intangibles	$343,270	$(60,257)	$283,013	13.7
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $7.1 million and $7.3 million for the first quarters of 2024 and 2023, respectively. The estimated aggregate amortization expense for the remainder of 2024 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2024	$20,407
2025	27,213
2026	26,960
2027	20,171
2028	19,335
Thereafter	161,855
Total amortization expense	$275,941
The aggregate carrying amount of intangible assets of $278.4 million, which includes an indefinite-lived intangible of $2.5 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of March 31, 2024.

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
As of March 31, 2024, and December 31, 2023, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $29.7 million.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $2.0 million and $1.7 million for the first quarters of 2024 and 2023, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023
Interest income	$8,638	$3,421
Interest expense	(251)	(248)
Total interest income and other, net	$8,387	$3,173
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 31, 2024, and March 31, 2023, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 31, 2024	March 31, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$206,817	$235,350
Restricted cash included within miscellaneous assets	13,879	13,936
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$220,696	$249,286
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
As of March 31, 2024, and December 31, 2023, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of March 31, 2024, the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized $4.4 million and $3.8 million in severance costs for the first quarters of 2024 and 2023, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $7.5 million and $4.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Generative AI Litigation Costs
In the first quarter of 2024, the Company recorded $1.0 million of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”), alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023:

(In thousands)	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S Treasury securities	$86,816	$—	$86,816	$—	$48,109	$—	$48,109	$—
Corporate debt securities	82,511	—	82,511	—	108,069	—	108,069	—
U.S. governmental agency securities	2,911	—	2,911	—	5,916	—	5,916	—
Total short-term AFS securities	$172,238	$—	$172,238	$—	$162,094	$—	$162,094	$—
Long-term AFS securities (1)
Corporate debt securities	$158,463	$—	$158,463	$—	$103,942	$—	$103,942	$—
U.S Treasury securities	146,832	—	146,832	—	149,859	—	149,859	—
U.S. governmental agency securities	1,909	—	1,909	—	3,832	—	3,832	—
Total long-term AFS securities	$307,204	$—	$307,204	$—	$257,633	$—	$257,633	$—
Liabilities:
Deferred compensation (2)(3)	$12,368	$12,368	$—	$—	$13,752	$13,752	$—	$—
Contingent consideration (4)	$5,528	$—	$—	$5,528	$4,991	$—	$—	$4,991
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $53.8 million as of March 31, 2024, and $52.3 million as of December 31, 2023. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
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
The following table presents changes in the contingent consideration balances for the quarters ended March 31, 2024, and March 31, 2023:

	Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023
Balance at the beginning of the period	$4,991	$5,324
Payments	—	(1,724)
Fair value adjustments (1)	537	792
Contingent consideration at the end of the period	$5,528	$4,392
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
The components of net periodic pension (income)/cost were as follows:

	For the Quarters Ended
	March 31, 2024			March 31, 2023
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,541	$—	$1,541	$1,417	$—	$1,417
Interest cost	13,376	2,207	15,583	14,198	2,296	16,494
Expected return on plan assets	(18,109)	—	(18,109)	(19,122)	—	(19,122)
Amortization of actuarial loss	2,603	997	3,600	663	890	1,553
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(1,075)	$3,204	$2,129	$(3,330)	$3,186	$(144)
During the first quarters of 2024 and 2023, we made pension contributions of $3.4 million and $2.0 million, respectively, to the APP. We expect to make contractual contributions in 2024 of approximately $12 million, which more than satisfy minimum funding requirements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023
Service cost	$4	$8
Interest cost	272	375
Amortization of actuarial loss	174	486
Net periodic postretirement benefit cost	$450	$869
NOTE 10. INCOME TAXES
The Company had income tax expense of $15.2 million and $9.4 million in the first quarters of 2024 and 2023, respectively. The Company’s effective tax rates were 27.4% and 29.7% for the first quarters of 2024 and 2023, respectively. The increase in income tax expense was primarily due to higher pre-tax income in the first quarter of 2024. The decrease in the effective tax rate was primarily due to non-deductible items having a lower impact on the rate due to higher pre-tax income in the first quarter of 2024.
The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted these rules effective January 1, 2024. We are monitoring this development and evaluating its potential impact on our tax rate and eligibility to qualify for the safe harbor provisions and currently do not expect a material impact from the Pillar Two income tax rules.
NOTE 11. EARNINGS PER SHARE
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares was approximately 1.0 million and 0.4 million in the first quarters of 2024 and 2023, respectively, and resulted primarily from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no restricted stock units excluded from the computation of diluted earnings per share in the first quarter of 2024. There were approximately 1.1 million restricted stock units excluded from the computation of diluted earnings per share in the first quarter of 2023, because they were anti-dilutive. There were no anti-dilutive stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the first quarters of 2024 and 2023.
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
As of March 31, 2024, repurchases under these authorizations totaled approximately $182.0 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $218.0 million remaining under the 2023 authorization. During the three months ended March 31, 2024, repurchases under these authorizations totaled approximately $32.4 million.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of March 31, 2024:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$910	$(353,286)	$(486)	$(352,862)
Other comprehensive loss before reclassifications, before tax	(1,846)	—	(709)	(2,555)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	3,288	—	3,288
Income tax (benefit)/expense	(483)	899	(186)	230
Net current-period other comprehensive (loss)/income, net of tax	(1,363)	2,389	(523)	503
Balance as of March 31, 2024	$(453)	$(350,897)	$(1,009)	$(352,359)
The following table summarizes the reclassifications from AOCI for the three months ended March 31, 2024:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit (1)	$(486)	Other components of net periodic benefit costs/(income)
Amortization of actuarial loss (1)	3,774	Other components of net periodic benefit costs/(income)
Total reclassification, before tax (2)	3,288
Income tax expense	899	Income tax expense
Total reclassification, net of tax	$2,389
(1) These AOCI components are included in the computation of net periodic benefit (income)/cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended March 31, 2024.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023
Cost of revenue	$3,954	$2,230
Sales and marketing	392	420
Product development	6,235	3,884
General and administrative	5,275	4,366
Total stock-based compensation expense	$15,856	$10,900

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. SEGMENT INFORMATION
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Company’s President and Chief Executive Officer (who is the Company’s CODM) to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information.
The Company has two reportable segments: NYTG and The Athletic. These segments are evaluated regularly by the Company’s CODM in assessing performance and allocating resources. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit for NYTG and The Athletic is presented below, along with a reconciliation to consolidated income before taxes. Asset information by segment is not a measure of performance used by the Company’s CODM. Accordingly, we have not disclosed asset information by segment.
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
For comparison purposes, the Company has recast segment results for the first quarter of 2023 to reflect the updated allocation methodology.
The following tables present segment information:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023 (1)	% Change
Revenues
NYTG	$557,394	$532,782	4.6%
The Athletic	37,184	27,957	33.0%
Intersegment eliminations (2)	(563)	—	*
Total revenues	$594,015	$560,739	5.9%
Adjusted operating profit (loss)
NYTG	$84,744	$65,287	29.8%
The Athletic	(8,690)	(11,312)	(23.2)%
Total adjusted operating profit	$76,054	$53,975	40.9%
Less:
Other components of net periodic benefit costs/(income)	1,051	(685)	*
Depreciation and amortization	20,706	20,840	(0.6)%
Severance	4,428	3,780	17.1%
Multiemployer pension plan withdrawal costs	1,612	1,455	10.8%
Generative AI Litigation Costs	989	—	*
Add:
Interest income and other, net	8,387	3,173	*
Income before income taxes	$55,655	$31,758	75.2%
(1) Recast to reflect the Company’s updated bundle allocation methodology.
(2) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues detail by segment
	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023 (1)	% Change
NYTG
Subscription	$401,370	$374,156	7.3%
Advertising	98,004	102,090	(4.0)%
Other	58,020	56,536	2.6%
Total	$557,394	$532,782	4.6%
The Athletic
Subscription	$27,635	$23,386	18.2%
Advertising	5,707	4,151	37.5%
Other	3,842	420	*
Total	$37,184	$27,957	33.0%
I/E (2)	$(563)	$—	*
The New York Times Company
Subscription	$429,005	$397,542	7.9%
Advertising	103,711	106,241	(2.4)%
Other	61,299	56,956	7.6%
Total	$594,015	$560,739	5.9%
(1) Recast to reflect the Company’s updated bundle allocation methodology.
(2) I/E related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of March 31, 2024, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft and OpenAI in the United States District Court for the Southern District of New York, alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act, related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.

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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, our live events business, our student subscription sponsorship program and books, television and film.
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
The first quarter of 2024 includes an additional day compared with the first quarter of 2023 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
Financial Highlights
•The Company added approximately 210,000 net digital-only subscribers compared with the end of 2023, driven largely by bundle and multi-product subscriber additions. The Company ended the first quarter of 2024 with approximately 10.55 million subscribers to its print and digital products, including approximately 9.91 million digital-only subscribers. Of the 9.91 million digital-only subscribers, approximately 4.55 million were bundle and multiproduct subscribers. Compared with the end the first quarter of 2023, there was a net increase of 890,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) increased 1.9% year-over-year to $9.21 driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
•Operating profit increased 73.2% to $48.3 million in the first quarter of 2024 from $27.9 million in the first quarter of 2023. Adjusted operating profit, defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”) increased 40.9% to $76.1 million in the first quarter of 2024 from $54.0 million in the first quarter of 2023. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 8.1% in the first quarter of 2024, compared with 5.0% in the first quarter of 2023. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased to 12.8% in the first quarter of 2024, compared with 9.6% in the first quarter of 2023.
•Total revenues increased 5.9% to $594.0 million in the first quarter of 2024 from $560.7 million in the first quarter of 2023.

•Total subscription revenues increased 7.9% to $429.0 million in the first quarter of 2024 from $397.5 million in the first quarter of 2023. Digital-only subscription revenues increased 13.2% to $293.0 million in the first quarter of 2024 from $258.8 million in the first quarter of 2023.
•Total advertising revenues decreased 2.4% to $103.7 million in the first quarter of 2024 from $106.2 million in the first quarter of 2023, due to a decrease of 9.5% in print advertising revenues, partially offset by an increase of 2.9% in digital advertising revenues.
•Other revenue increased 7.6% to $61.3 million in the first quarter of 2024 from $57.0 million in the first quarter of 2023, as a result of higher licensing and Wirecutter affiliate referral revenues, partially offset by lower books, television, and film revenues.
•Operating costs increased 2.4% to $545.7 million in the first quarter of 2024 from $532.8 million in the first quarter of 2023. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 2.2% to $518.0 million in the first quarter of 2024 from $506.8 million in the first quarter of 2023.
•Diluted earnings per share were $0.24 and $0.13 for the first quarters of 2024 and 2023, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), were $0.31 and $0.19 for the first quarters of 2024 and 2023, respectively.
Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. Companies shaping our competitive environment include content providers and distributors, as well as news aggregators, search engines, social media platforms and emerging products and tools powered by generative artificial intelligence. Competition among these companies is robust, and new competitors can quickly emerge. We have designed our strategy to take advantage of both the challenges and opportunities presented by this period of transformation in our industry.
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
The media industry has transitioned from being primarily print focused to digital, resulting in secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse. We actively monitor industry trends, economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023	% Change
Revenues
Subscription	$429,005	$397,542	7.9%
Advertising	103,711	106,241	(2.4)%
Other	61,299	56,956	7.6%
Total revenues	594,015	560,739	5.9%
Operating costs
Cost of revenue (excluding depreciation and amortization)	316,867	306,852	3.3%
Sales and marketing	65,134	67,034	(2.8)%
Product development	63,185	57,062	10.7%
General and administrative	78,815	81,051	(2.8)%
Depreciation and amortization	20,706	20,840	(0.6)%
Generative AI Litigation Costs	989	—	*
Total operating costs (1)	545,696	532,839	2.4%
Operating profit	48,319	27,900	73.2%
Other components of net periodic benefit (costs)/income	(1,051)	685	*
Interest income and other, net	8,387	3,173	*
Income before income taxes	55,655	31,758	75.2%
Income tax expense	15,238	9,437	61.5%
Net income	$40,417	$22,321	81.1%
(1) First quarter 2023 was recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
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
Subscription revenues increased $31.5 million, or 7.9%, in the first quarter of 2024 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $34.2 million, or 13.2%, partially offset by a decrease in print subscription revenues of $2.7 million, or 2.0%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $42.9 million and an increase in other single-product subscription revenues of $4.1 million, partially offset by a decrease in news-only subscription revenues of $12.8 million. Bundle and multiproduct average digital-only subscribers increased 1,670,000, or 61.5%, while bundle and multiproduct ARPU decreased $2.54, or 17.7%. Other single-product average digital-only subscribers increased 380,000, or 15.7%, while other single-product ARPU decreased $0.08, or 2.2%. News-only average digital-only subscribers decreased 1,160,000, or 30.6%, while news-only ARPU increased $2.19, or 25.2%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the first quarters of 2024 and 2023:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023	% Change
Digital-only subscription revenues (1)	$292,978	$258,768	13.2%
Print subscription revenues (2)	136,027	138,774	(2.0)%
Total subscription revenues	$429,005	$397,542	7.9%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and to our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended the first quarter of 2024 with approximately 10.55 million subscribers to its print and digital products, including approximately 9.91 million digital-only subscribers.
Compared with the end of the fourth quarter of 2023, there was a net increase of 210,000 digital-only subscribers. Compared with the end of the first quarter of 2023, there was a net increase of 890,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 640,000 at the end of the first quarter of 2024, a net decrease of 20,000 subscribers compared with the end of the fourth quarter of 2023 and a net decrease of 60,000 subscribers compared with the end of the first quarter of 2023. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
We report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to Total digital-only subscribers, as well as the average revenue per user for each of these categories.

The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Digital-only subscribers:
Bundle and multiproduct (1)(2)	4,550	4,220	3,790	3,300	3,020
News-only (2)(3)	2,500	2,740	3,020	3,320	3,580
Other single-product (2)(4)	2,860	2,740	2,600	2,580	2,420
Total digital-only subscribers (2)(5)	9,910	9,700	9,410	9,190	9,020
Print subscribers (6)	640	660	670	690	710
Total subscribers	10,550	10,360	10,080	9,880	9,730
(1) Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2) Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the first quarter of 2024. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

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
The following table sets forth the subset of subscribers above who have a paid digital-only standalone subscription or a bundle subscription that includes the ability to access The Athletic as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Digital-only subscribers with The Athletic (1)(2)	4,990	4,650	4,180	3,640	3,270
(1) We provide all bundle subscribers with the ability to access The Athletic and all bundle subscribers are included in this metric.
(2) Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per digital subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Digital-only ARPU:
Bundle and multiproduct	$11.79	$12.13	$12.81	$13.40	$14.33
News-only	$10.88	$10.38	$10.05	$9.29	$8.69
Other single-product	$3.59	$3.56	$3.48	$3.57	$3.67
Total digital-only ARPU	$9.21	$9.24	$9.28	$9.15	$9.04
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

Total digital-only ARPU was $9.21 for the first quarter of 2024, an increase of 1.9% compared with the first quarter of 2023. The year-over-year increase was driven primarily by subscribers graduating from promotional to higher prices and from the price increases on tenured non-bundle subscribers.

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
The following table summarizes digital and print advertising revenues for the first quarters of 2024 and 2023:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023	% Change
Advertising revenues:
Digital	$63,026	$61,271	2.9%
Print	40,685	44,970	(9.5)%
Total advertising	$103,711	$106,241	(2.4)%
Digital advertising revenues, which represented 60.8% of total advertising revenues in the first quarter of 2024, increased $1.8 million, or 2.9%, to $63.0 million compared with $61.3 million in the same prior-year period. The increase was primarily a result of higher other digital revenues of $3.0 million, partially offset by lower revenues in core digital advertising of $1.3 million. Other digital advertising revenues increased primarily due to an increase in creative services fees as a result of more custom advertising campaigns in 2024, as well as an increase in open-market programmatic revenues. Programmatic impressions increased 48%, while the average rate decreased 22%. Core digital advertising revenues decreased due to a decrease in direct-sold display advertising revenues at NYTG and podcast advertising revenues, partially offset by an increase in direct-sold display advertising at The Athletic. Direct-sold display impressions increased 11%, while the average rate decreased 5%.
Print advertising revenues, which represented 39.2% of total advertising revenues in the first quarter of 2024, decreased $4.3 million, or 9.5%, to $40.7 million compared with $45.0 million in the same prior-year period. The decrease in the first quarter of 2024 was primarily due to a 9.3% decrease in column-inches. Print advertising revenues in 2024 continue to be impacted by secular trends.
We believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, our live events business, our student subscription sponsorship program and books, television and film.
Other revenues increased $4.3 million, or 7.6% in the first quarter of 2024 compared with the same prior-year period, primarily as a result of higher content licensing revenues of $5.7 million, primarily related to a Google commercial agreement and an Apple licensing deal, as well as growth in Wirecutter affiliate referral revenues of $4.0 million, partially offset by lower books, television and film revenues of $5.5 million.
Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue, digital licensing revenue and our student subscription sponsorship program, totaled $35.8 million and $26.1 million in the first quarters of 2024 and 2023, respectively.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $6.7 million and $7.3 million in the first quarters of 2024 and 2023, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023 (1)	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$316,867	$306,852	3.3%
Sales and marketing	65,134	67,034	(2.8)%
Product development	63,185	57,062	10.7%
General and administrative	78,815	81,051	(2.8)%
Depreciation and amortization	20,706	20,840	(0.6)%
Generative AI Litigation Costs	989	—	*
Total operating costs	$545,696	$532,839	2.4%
(1) First quarter 2023 was recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
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
Cost of revenue in the first quarter of 2024 increased $10.0 million, or 3.3%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $9.6 million and higher advertising servicing costs of $1.5 million, partially offset by lower print production and distribution costs of $1.2 million. Subscriber servicing costs and digital content delivery costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by merit increases and growth in the number of employees who work in our newsrooms. The increase in advertising servicing costs was largely due to higher costs related to creative services fees and an increase in costs to fulfill advertising contracts. The decrease in print production and distribution costs was primarily due to lower newsprint pricing and fewer print copies produced, partially offset by higher distribution and outside printing costs.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the first quarter of 2024 decreased $1.9 million, or 2.8%, compared with the same prior-year period. The decrease was due to lower marketing costs of $4.4 million offset by higher sales costs of $2.5 million. The decrease in marketing costs was primarily due to lower subscriber acquisition spending. The increase in sales costs was primarily due to higher compensation and benefits largely driven by an increase in the number of sales employees and higher accrued bonuses at The Athletic.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased 6.0% to $29.9 million in the first quarter of 2024 from $31.8 million in the first quarter of 2023. The decrease in the first quarter of 2024 was largely a result of lower subscriber acquisition spending.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the first quarter of 2024 increased $6.1 million, or 10.7%, compared with the same prior-year period. The increase was largely due to growth in the number of digital product development employees in connection with digital subscription strategic initiatives.

General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the first quarter of 2024 decreased $2.2 million, or 2.8%, compared with the same prior-year period. The decrease was primarily due to lower building operations and maintenance costs of $2.0 million and a favorable change in the fair market value adjustment related to stock-based awards in 2024 of $1.3 million, partially offset by an increase in severance expense of $0.6 million.
Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2024 were flat compared with the same prior-year period.
Generative AI Litigation Costs
In the first quarter of 2024, the Company recorded $1.0 million of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Segment Information
We have two reportable segments: NYTG and The Athletic. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit expressed as a percentage of revenues is referred to as adjusted operating profit margin.
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
For comparison purposes, the Company has recast segment results for the first quarter of 2023 to reflect the updated allocation methodology.

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023 (1)(2)	% Change
Revenues
NYTG	$557,394	$532,782	4.6%
The Athletic	37,184	27,957	33.0%
Intersegment eliminations (3)	(563)	—	*
Total revenues	$594,015	$560,739	5.9%
Adjusted operating costs
NYTG	$472,650	$467,495	1.1%
The Athletic	45,874	39,269	16.8%
Intersegment eliminations (3)	(563)	—	*
Total adjusted operating costs	$517,961	$506,764	2.2%
Adjusted operating profit (loss)
NYTG	$84,744	$65,287	29.8%
The Athletic	(8,690)	(11,312)	(23.2)%
Total adjusted operating profit	$76,054	$53,975	40.9%
AOP margin % - NYTG	15.2%	12.3%	290 bps
(1) Recast to reflect the Company’s updated bundle allocation methodology.
(2) Recast to conform to the current presentation of total operating costs. See “Executive Overview” for more detail.
(3) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023 (1)	% Change
NYTG
Subscription	$401,370	$374,156	7.3%
Advertising	98,004	102,090	(4.0)%
Other	58,020	56,536	2.6%
Total	$557,394	$532,782	4.6%
The Athletic
Subscription	$27,635	$23,386	18.2%
Advertising	5,707	4,151	37.5%
Other	3,842	420	*
Total	$37,184	$27,957	33.0%
I/E (2)	$(563)	$—	*
The New York Times Company
Subscription	$429,005	$397,542	7.9%
Advertising	103,711	106,241	(2.4)%
Other	61,299	56,956	7.6%
Total	$594,015	$560,739	5.9%
(1) Recast to reflect the Company’s updated bundle allocation methodology.
(2) I/E related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) details by segment
	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023 (1)	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$292,457	$284,323	2.9%
Sales and marketing	55,481	58,932	(5.9)%
Product development	54,865	50,832	7.9%
Adjusted general and administrative (2)	69,847	73,408	(4.9)%
Total	$472,650	$467,495	1.1%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$24,973	$22,529	10.8%
Sales and marketing	9,653	8,102	19.1%
Product development	8,320	6,230	33.5%
Adjusted general and administrative (3)	2,928	2,408	21.6%
Total	$45,874	$39,269	16.8%
I/E(4)	$(563)	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$316,867	$306,852	3.3%
Sales and marketing	65,134	67,034	(2.8)%
Product development	63,185	57,062	10.7%
Adjusted general and administrative	72,775	75,816	(4.0)%
Total	$517,961	$506,764	2.2%
(1) Recast to reflect the Company’s updated bundle allocation methodology.
(2) Excludes severance of $4.0 million and multiemployer pension withdrawal costs of $1.6 million for the first quarter of 2024. Excludes severance of $3.3 million and multiemployer pension withdrawal costs of $1.5 million for the first quarter of 2023.

(3) Excludes severance of $0.4 million and $0.5 million for the first quarter of 2024 and 2023, respectively.
(4) I/E related to content licensing recorded in Cost of revenue (excluding depreciation and amortization).
* Represents a change equal to or in excess of 100% or not meaningful.
The New York Times Group
NYTG revenues increased 4.6% in the first quarter of 2024 to $557.4 million from $532.8 million in the first quarter of 2023. Subscription revenues increased 7.3% in the first quarter of 2024 to $401.4 million from $374.2 million in the first quarter of 2023, due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues decreased 4.0% in the first quarter of 2024 to $98.0 million from $102.1 million in the first quarter of 2023, due to declines in print advertising revenues, partially offset by higher digital advertising revenues. Print advertising revenues decreased primarily due to a decrease in column-inches. Digital advertising revenues increased primarily as a result of higher creative services fees and higher open-market programmatic revenues, partially offset by lower direct-sold display advertising and podcast advertising. Other revenues increased 2.6% in the first quarter of 2024 to $58.0 million from $56.5 million in the first quarter of 2023, due to higher Wirecutter affiliate referral revenues and licensing revenues, partially offset by lower book, television, and film revenues.
NYTG adjusted operating costs increased 1.1% in the first quarter of 2024 to $472.7 million from $467.5 million in the first quarter of 2023. The increase in costs was primarily related to higher journalism and product development costs, partially offset by lower general and administrative and sales and marketing costs.
NYTG adjusted operating profit increased 29.8% in the first quarter of 2024 to $84.7 million from $65.3 million in the first quarter of 2023. The increase in the first quarter of 2024 was primarily as a result of higher digital subscription and other revenues, partially offset by higher adjusted operating costs and lower print advertising revenues.

The Athletic
The Athletic revenues increased 33.0% in the first quarter of 2024 to $37.2 million from $28.0 million in the first quarter of 2023. Subscription revenues increased 18.2% in the first quarter of 2024 to $27.6 million from $23.4 million in the first quarter of 2023, primarily due to growth in digital-only subscribers with The Athletic. Other revenue increased in the first quarter of 2024 to $3.8 million from $0.4 million in the first quarter of 2023, primarily due to an increase in licensing revenue from an Apple licensing deal. Advertising revenues increased in the first quarter of 2024 to $5.7 million from $4.2 million in the first quarter of 2023, primarily due to higher revenues from direct-sold display advertising, partially offset by a decrease in podcast advertising.
The Athletic adjusted operating costs increased 16.8% in the first quarter of 2024 to $45.9 million from $39.3 million in the first quarter of 2023. The increase in costs in the first quarter of 2024 was primarily due to higher product development and sales and marketing costs, as well as higher journalism expenses.
The Athletic adjusted operating loss decreased 23.2% in the first quarter of 2024 to $8.7 million in the first quarter of 2024 from $11.3 million in the first quarter of 2023, primarily as a result of higher revenues, partially offset by higher adjusted operating costs.
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
NON-GAAP FINANCIAL MEASURES
We have included in this report certain supplemental financial information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Specifically, we have referred to the following non-GAAP financial measures in this report:
•adjusted diluted earnings per share, defined as diluted earnings per share excluding severance, non-operating retirement costs and the impact of special items;
•adjusted operating profit, defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items, and expressed as a percentage of revenues, adjusted operating profit margin;
•adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items; and
•free cash flow, defined as net cash provided by operating activities less capital expenditures.
The special items in 2024 consisted of:
•$1.0 million of Generative AI Litigation Costs ($0.7 million or $0.0 per share after tax).
There were no special items in the first quarter of 2023.
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
Management considers special items, which may include impairment charges, pension settlement charges, acquisition-related costs, and beginning in the first quarter of 2024, Generative AI Litigation Costs, as well as other items that arise from time to time, to be outside the ordinary course of our operations. Management believes that excluding these items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results to historical performance. Management determined to report Generative AI Litigation Costs as a special item and thus exclude them beginning in the first quarter of 2024 because, unlike other litigation expenses which are not excluded, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. In addition, management excludes severance costs, which may fluctuate significantly from quarter to quarter, because it believes these costs do not necessarily reflect expected future operating costs and do not contribute to a meaningful comparison of the Company’s operating results to historical performance.
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
	For the Quarters Ended
	March 31, 2024	March 31, 2023	% Change
Diluted earnings per share	$0.24	$0.13	84.6%
Add:
Amortization of acquired intangible assets	0.04	0.04	*
Severance	0.03	0.02	50.0%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	*
Other components of net periodic benefit costs	0.01	—	*
Special items:
Generative AI Litigation Costs	0.01	—	*
Income tax expense of adjustments	(0.02)	(0.02)	*
Adjusted diluted earnings per share (1)	$0.31	$0.19	63.2%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin
	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023	% Change
Operating profit	$48,319	$27,900	73.2%
Add:
Depreciation and amortization	20,706	20,840	(0.6)%
Severance	4,428	3,780	17.1%
Multiemployer pension plan withdrawal costs	1,612	1,455	10.8%
Generative AI Litigation Costs	989	—	*
Adjusted operating profit	$76,054	$53,975	40.9%
Divided by:
Revenue	$594,015	$560,739	5.9%
Operating profit margin	8.1%	5.0%	310 bps
Adjusted operating profit margin	12.8%	9.6%	320 bps
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)
	For the Quarters Ended
	March 31, 2024				March 31, 2023(1)(2)
(In thousands)	NYTG	The Athletic	I/E(3)	Total	NYTG	The Athletic	Total	% Change
Total operating costs	$493,275	$52,984	$(563)	$545,696	$486,285	$46,554	$532,839	2.4%
Less:
Depreciation and amortization	14,025	6,681	—	20,706	14,006	6,834	20,840	(0.6)%
Severance	3,999	429	—	4,428	3,329	451	3,780	17.1%
Multiemployer pension plan withdrawal costs	1,612	—	—	1,612	1,455	—	1,455	10.8%
Generative AI Litigation Costs	989	—	—	989	—	—	—	*
Adjusted operating costs	$472,650	$45,874	$(563)	$517,961	$467,495	$39,269	$506,764	2.2%
(1) Recast to reflect the Company’s updated bundle allocation methodology.
(2) Recast to conform to the current presentation of total operating costs. See “Executive Overview” for more detail.
(3) I/E related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 31, 2024, we had cash, cash equivalents and short- and long-term marketable securities of $686.3 million. Our cash and marketable securities balances between December 31, 2023, and March 31, 2024, decreased primarily due to incentive compensation payments, share repurchases, dividends payments and share-based compensation withholding tax payments, partially offset by higher net income.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2024, the Board of Directors approved an increase in the quarterly dividend to $0.13 per share, which was paid in April 2024. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the amount remaining under the existing $150.0 million authorization approved in February 2022. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of March 31, 2024, repurchases under these authorizations totaled approximately $182.0 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $218.0 million under the 2023 authorization. During the quarter ended March 31, 2024, repurchases under these authorizations totaled approximately $32.4 million and we repurchased an additional $5.0 million (excluding commissions and excise taxes) between April 1, 2024 and May 3, 2024, leaving approximately $213.0 million remaining under the 2023 authorization.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and instead requires taxpayers to capitalize and amortize such expenditures over five years. In 2024, we expect a negative impact on our cash from operations of approximately $28 million and our net deferred tax assets to increase by a similar amount as a result of this legislation. The actual impact on 2024 cash from operations will depend on the amount of research and development costs we incur, on whether Congress modifies or repeals this provision, and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2024	March 31, 2023	% Change
Operating activities	$53,079	$50,730	4.6%
Investing activities	$(66,391)	$22,175	*
Financing activities	$(68,684)	$(58,530)	17.3%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first quarter of 2024 compared with the same prior-year period primarily due to higher net income and higher cash collections from accounts receivable, partially offset by higher cash payments for incentive compensation.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2024 was primarily related to $60.5 million in net purchases of marketable securities and capital expenditures of $6.4 million.

Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first quarter of 2024 was primarily related to share repurchases of $32.5 million, dividend payments of $18.6 million and share-based compensation tax withholding payments of $17.6 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$53,079	$50,730
Less: Capital expenditures	(6,424)	(5,985)
Free cash flow	$46,655	$44,745
Free cash flow in the first quarter of 2024 was $46.7 million compared with $44.7 million in 2023. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $13.9 million of restricted cash as of March 31, 2024, and $13.7 million as of December 31, 2023, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $7 million and $6 million in the first quarters of 2024 and 2023, respectively. The increase in capital expenditures in 2024 was primarily driven by higher expenditures at our College Point, N.Y., printing and distribution facility, investments in technology to support our strategic initiatives and improvements in the Company Headquarters. The increase was partially offset by lower expenditures at a newsroom bureau. The cash payments related to capital expenditures totaled approximately $6 million in the first quarters of 2024 and 2023, respectively.
Revolving Credit Facility
On July 27, 2022, we entered into a $350.0 million five-year unsecured revolving credit facility that amended and restated a prior facility (as amended and restated, the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of March 31, 2024, and December 31, 2023, there were no outstanding borrowings under this credit facility, and the Company did not have other outstanding debt. As of March 31, 2024, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 31, 2024, our critical accounting policies have not changed from December 31, 2023.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: significant competition in all aspects of our business; our ability to grow the size and profitability of our subscriber base; our dependence on user and other metrics that are subject to inherent challenges in measurement; numerous factors that affect our advertising revenues, including market dynamics, evolving digital advertising trends and the evolution of our strategy; damage to our brand or reputation; risks associated with generative artificial intelligence technology; economic, market, geopolitical and public health conditions or other events; risks associated with the international scope of our business and foreign operations; significant disruptions in our newsprint supply chain or newspaper printing and distribution channels or a significant increase in the costs to print and distribute our newspaper; risks associated with environmental, social and governance matters and any related reporting obligations; adverse results from litigation or governmental investigations; risks associated with acquisitions (including The Athletic), divestitures, investments and similar transactions; the risks and challenges associated with investments we make in new and existing products and services; risks associated with attracting and maintaining a talented and diverse workforce; the impact of labor negotiations and agreements; potential limits on our operating flexibility due to the nature of significant portions of our expenses; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; our ability to improve and scale our technical and data infrastructure; security incidents and other network and information systems disruptions; our ability to comply with laws and regulations with respect to privacy, data protection and consumer marketing and subscription practices; payment processing risk; defects, delays or interruptions in the cloud-based hosting services we utilize; our ability to protect our intellectual property; claims against us of intellectual property infringement; our ability to meet our publicly announced guidance and/or targets; the effects of restrictions on our operations as a result of the terms of our credit facility; our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2023, details our disclosures about market risk. As of March 31, 2024, there were no material changes in our market risks from December 31, 2023.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of March 31, 2024, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York, alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act, related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. In February 2023, in addition to the amount remaining under the 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of March 31, 2024, repurchases under these authorizations totaled approximately $182.0 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $218.0 million remaining under the 2023 authorization.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	122,324	$49.05	122,324	$244,478,000
February 1, 2024 - February 29, 2024	526,260	$45.82	526,260	$220,431,000
March 1, 2024 - March 31, 2024	54,884	$43.71	54,884	$218,032,000
Total for the first quarter of 2024	703,468	$46.14	703,468	$218,032,000
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 8, 2024	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)