Form 10-Q
period 2024-06-30
NEW YORK TIMES CO
filed 2024-08-07
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of August 2, 2024 (exclusive of treasury shares):

Class A Common Stock	163,449,311	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 30, 2024 and June 30, 2023	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 30, 2024 and June 30, 2023	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and six months ended June 30, 2024 and June 30, 2023	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters and six months ended June 30, 2024 and June 30, 2023	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures About Market Risk	42
Item	4	Controls and Procedures	43

PART II		Other Information	44
Item	1	Legal Proceedings	44
Item	1A	Risk Factors	44
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item	5	Other Information	44
Item	6	Exhibits	45

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$222,946	$289,472
Short-term marketable securities	188,436	162,094
Accounts receivable (net of allowances of $12,550 as of June 30, 2024 and $12,800 as of December 31, 2023)	181,280	242,488
Prepaid expenses	50,410	59,712
Other current assets	73,081	27,887
Total current assets	716,153	781,653
Other assets
Long-term marketable securities	312,593	257,633
Property, plant and equipment (less accumulated depreciation and amortization of $889,750 as of June 30, 2024 and $870,329 as of December 31, 2023)	502,740	514,245
Goodwill	414,163	416,098
Intangible assets, net	271,614	285,490
Deferred income taxes	128,152	114,505
Miscellaneous assets	327,953	344,971
Total assets	$2,673,368	$2,714,595
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$120,902	$116,942
Accrued payroll and other related liabilities	124,426	174,316
Unexpired subscriptions revenue	174,904	172,772
Accrued expenses and other	122,897	147,529
Total current liabilities	543,129	611,559
Other liabilities
Pension benefits obligation	213,638	219,451
Postretirement benefits obligation	19,169	19,402
Other	92,446	100,964
Total other liabilities	325,253	339,817
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of June 30, 2024 – 177,682,187; as of December 31, 2023 – 176,951,162 (including treasury shares: as of June 30, 2024 – 14,101,476; as of December 31, 2023 – 13,189,925)	17,770	17,697
Class B – convertible – authorized and issued shares: as of June 30, 2024 – 780,724; as of December 31, 2023 – 780,724	78	78
Additional paid-in capital	320,111	301,287
Retained earnings	2,180,425	2,117,839
Common stock held in treasury, at cost	(363,086)	(320,820)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(887)	910
Funded status of benefit plans	(348,447)	(353,286)
Net unrealized loss on available-for-sale securities	(978)	(486)
Total accumulated other comprehensive loss, net of income taxes	(350,312)	(352,862)
Total stockholders’ equity	1,804,986	1,763,219
Total liabilities and stockholders’ equity	$2,673,368	$2,714,595
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Subscription	$439,322	$409,590	$868,327	$807,132
Advertising	119,163	117,770	222,874	224,011
Other	66,612	63,493	127,911	120,449
Total revenues	625,097	590,853	1,219,112	1,151,592
Operating costs
Cost of revenue (excluding depreciation and amortization)	322,774	309,923	639,641	616,775
Sales and marketing	61,303	62,241	126,437	129,275
Product development	62,220	56,047	125,405	113,109
General and administrative	76,870	72,273	155,685	153,324
Depreciation and amortization	20,537	21,858	41,243	42,698
Generative AI Litigation Costs	1,983	—	2,972	—
Impairment charge	—	12,736	—	12,736
Total operating costs (1)	545,687	535,078	1,091,383	1,067,917
Operating profit	79,410	55,775	127,729	83,675
Other components of net periodic benefit (costs)/income	(1,023)	684	(2,074)	1,369
Interest income and other, net	8,696	4,517	17,083	7,690
Income before income taxes	87,083	60,976	142,738	92,734
Income tax expense	21,543	14,402	36,781	23,839
Net income	$65,540	$46,574	$105,957	$68,895
Average number of common shares outstanding:
Basic	164,540	164,714	164,592	164,844
Diluted	165,514	165,037	165,716	165,325
Basic earnings per share attributable to common stockholders	$0.40	$0.28	$0.64	$0.42
Diluted earnings per share attributable to common stockholders	$0.40	$0.28	$0.64	$0.42
Dividends declared per share	$0.13	$0.11	$0.26	$0.22
(1) Second quarter and first six months of 2023 were recast to conform to the current presentation of total operating costs.
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$65,540	$46,574	$105,957	$68,895
Other comprehensive income, before tax:
(Loss)/gain on foreign currency translation adjustments	(588)	286	(2,434)	1,134
Pension and postretirement benefits obligation	3,315	1,553	6,603	3,106
Net unrealized gain/(loss) on available-for-sale securities	42	1,496	(667)	4,098
Other comprehensive income, before tax	2,769	3,335	3,502	8,338
Income tax expense	722	879	952	2,173
Other comprehensive income, net of tax	2,047	2,456	2,550	6,165
Comprehensive income attributable to common stockholders	$67,587	$49,030	$108,507	$75,060
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 30, 2024 and June 30, 2023
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, March 31, 2023	$17,744	$255,361	$1,962,805	$(306,987)	$(354,138)	$1,574,785	$2,005	$1,576,790
Net income	—	—	46,574	—	—	46,574	—	46,574
Dividends	—	—	(18,350)	—	—	(18,350)	—	(18,350)
Other comprehensive loss	—	—	—	—	2,456	2,456	—	2,456
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 62,142 Class A shares	7	(639)	—	—	—	(632)	—	(632)
Share repurchases – 357,488 Class A shares	—	—	—	(12,871)	—	(12,871)	—	(12,871)
Stock-based compensation	—	13,253	—	—	—	13,253	—	13,253
Balance, June 30, 2023	$17,751	$267,975	$1,991,029	$(319,858)	$(351,682)	$1,605,215	$2,005	$1,607,220

Balance, March 31, 2024	$17,830	$299,483	$2,136,537	$(353,529)	$(352,359)	$1,747,962	$—	$1,747,962
Net income	—	—	65,540	—	—	65,540	—	65,540
Dividends	—	—	(21,652)	—	—	(21,652)	—	(21,652)
Other comprehensive income	—	—	—	—	2,047	2,047	—	2,047
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 61,702 Class A shares	7	(984)	—	—	—	(977)	—	(977)
Employee stock purchase plan – 112,800 Class A shares	11	4,578	—	—	—	4,589	—	4,589
Share repurchases – 208,083 Class A shares	—	—	—	(9,557)	—	(9,557)	—	(9,557)
Stock-based compensation	—	17,034	—	—	—	17,034	—	17,034
Balance, June 30, 2024	$17,848	$320,111	$2,180,425	$(363,086)	$(350,312)	$1,804,986	$—	$1,804,986

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024 and June 30, 2023
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
Net income	—	—	68,895	—	—	68,895	—	68,895
Dividends	—	—	(36,725)	—	—	(36,725)	—	(36,725)
Other comprehensive income	—	—	—	—	6,165	6,165	—	6,165
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 329,235 Class A shares	34	(8,585)	—	—	—	(8,551)	—	(8,551)
Performance-based awards – 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Share repurchases – 1,161,017 Class A shares	—	—	—	(43,591)	—	(43,591)	—	(43,591)
Stock-based compensation	—	24,153	—	—	—	24,153	—	24,153
Balance, June 30, 2023	$17,751	$267,975	$1,991,029	$(319,858)	$(351,682)	$1,605,215	$2,005	$1,607,220

Balance, December 31, 2023	$17,775	$301,287	$2,117,839	$(320,820)	$(352,862)	$1,763,219	$—	$1,763,219
Net income	—	—	105,957	—	—	105,957	—	105,957
Dividends	—	—	(43,371)	—	—	(43,371)	—	(43,371)
Other comprehensive income	—	—	—	—	2,550	2,550	—	2,550
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 532,522 Class A shares	54	(15,948)	—	—	—	(15,894)	—	(15,894)
Performance-based awards – 85,703 Class A shares	8	(2,696)	—	—	—	(2,688)	—	(2,688)
Employee stock purchase plan – 112,800 Class A shares	11	4,578	—	—	—	4,589	—	4,589
Share repurchases – 911,551 Class A shares	—	—	—	(42,266)	—	(42,266)	—	(42,266)
Stock-based compensation	—	32,890	—	—	—	32,890	—	32,890
Balance, June 30, 2024	$17,848	$320,111	$2,180,425	$(363,086)	$(350,312)	$1,804,986	$—	$1,804,986

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net income	$105,957	$68,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,243	42,698
Amortization of right of use asset	4,461	4,989
Stock-based compensation expense	32,890	24,153
Impairment charge	—	12,736
Change in long-term retirement benefit obligations	(12,215)	(13,760)
Other – net	(2,371)	(1,360)
Changes in operating assets and liabilities:
Accounts receivable – net	61,208	58,542
Other assets	1,094	(2,517)
Accounts payable, accrued payroll and other liabilities	(103,632)	(79,306)
Unexpired subscriptions	2,132	1,051
Other noncurrent assets and liabilities	2,543	3,661
Net cash provided by operating activities	133,310	119,782
Cash flows from investing activities
Purchases of marketable securities	(185,040)	(43,643)
Maturities of marketable securities	101,562	47,103
Capital expenditures	(14,054)	(10,792)
Other – net	1,362	2,302
Net cash used in investing activities	(96,170)	(5,030)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(40,032)	(33,195)
Payment of contingent consideration	(1,724)	(1,724)
Capital shares:
Repurchases	(42,004)	(43,591)
Share-based compensation tax withholding	(18,582)	(11,649)
Net cash used in financing activities	(102,342)	(90,159)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(65,202)	24,593
Effect of exchange rate changes on cash	(964)	(29)
Cash, cash equivalents and restricted cash at the beginning of the period	303,172	235,173
Cash, cash equivalents and restricted cash at the end of the period	$237,006	$259,737
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2024, and December 31, 2023, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended June 30, 2024, and June 30, 2023. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The first six months of 2024 includes an additional day compared with the first six months of 2023 as a result of 2024 being a leap year.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2024, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, have not changed.
Recently Issued Accounting Pronouncements

Accounting Standard Updates	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal years, beginning after December 15, 2024. Early adoption is permitted.	Requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Fiscal years, beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. We expect this ASU to impact only our disclosures with no impact to our statement of operations, cash flows and balance sheet.
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
Advertising revenue is generated principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video, and in print in the form of column-inch ads. Advertising revenue is generated primarily from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through open-market programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements (including direct-sold programmatic advertising). Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. Print advertising includes revenue from column-inch ads and classified advertising as well as preprinted advertising, also known as freestanding inserts. NYTG has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising, podcast, email and video advertisements (including direct-sold programmatic advertising) and open-market programmatic advertising. There is no print advertising revenue generated from The Athletic.
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, books, television and film, our live events business and our student subscription sponsorship program.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2024	As % of total	June 30, 2023	As % of total	June 30, 2024	As % of total	June 30, 2023	As % of total
Subscription	$439,322	70.3%	$409,590	69.3%	$868,327	71.2%	$807,132	70.0%
Advertising	119,163	19.1%	117,770	19.8%	222,874	18.3%	224,011	19.5%
Other (1)	66,612	10.6%	63,493	10.9%	127,911	10.5%	120,449	10.5%
Total	$625,097	100.0%	$590,853	100.0%	$1,219,112	100.0%	$1,151,592	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.7 million and $6.5 million for the second quarters of 2024 and 2023, respectively, and $13.3 million and $13.7 million for the first six months of 2024 and 2023, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the second quarters and first six months ended June 30, 2024, and June 30, 2023:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2024	As % of total	June 30, 2023	As % of total	June 30, 2024	As % of total	June 30, 2023	As % of total
Digital-only subscription revenues (1)	$304,501	69.3%	$269,774	65.9%	$597,479	68.8%	$528,541	65.5%
Print subscription revenues (2)	134,821	30.7%	139,816	34.1%	270,848	31.2%	278,591	34.5%
Total subscription revenues	$439,322	100.0%	$409,590	100.0%	$868,327	100.0%	$807,132	100.0%
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the second quarters and first six months ended June 30, 2024, and June 30, 2023:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2024	As % of total	June 30, 2023	As % of total	June 30, 2024	As % of total	June 30, 2023	As % of total
Advertising revenues:
Digital	$79,575	66.8%	$73,804	62.7%	$142,602	64.0%	$135,075	60.3%
Print	39,588	33.2%	43,966	37.3%	80,272	36.0%	88,936	39.7%
Total advertising	$119,163	100.0%	$117,770	100.0%	$222,874	100.0%	$224,011	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $156 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $47 million, $78 million and $31 million will be recognized in the remainder of 2024, 2025 and thereafter through 2028, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2023, were $172.8 million, of which approximately $143 million was recognized as revenues during the six months ended June 30, 2024.
Contract Assets
As of June 30, 2024, and December 31, 2023, the Company had $3.1 million and $3.5 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). Pre-tax net unrealized losses in Accumulated other comprehensive income (“AOCI”) were $1.3 million and $0.7 million as of June 30, 2024, and December 31, 2023, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of June 30, 2024, and December 31, 2023:

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$122,999	$1	$(417)	$122,583
Corporate debt securities	61,284	9	(306)	60,987
U.S. governmental agency securities	4,915	—	(49)	4,866
Total short-term AFS securities	$189,198	$10	$(772)	$188,436
Long-term AFS securities
Corporate debt securities	$168,460	$190	$(384)	$168,266
U.S. Treasury securities	144,705	39	(417)	144,327
Total long-term AFS securities	$313,165	$229	$(801)	$312,593

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$48,721	$55	$(667)	$48,109
Corporate debt securities	109,891	6	(1,828)	108,069
U.S. governmental agency securities	6,000	—	(84)	5,916
Total short-term AFS securities	$164,612	$61	$(2,579)	$162,094
Long-term AFS securities
Corporate debt securities	$103,061	$886	$(5)	$103,942
U.S. Treasury securities	148,878	1,023	(42)	149,859
U.S. governmental agency securities	3,857	—	(25)	3,832
Total long-term AFS securities	$255,796	$1,909	$(72)	$257,633

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of June 30, 2024, and December 31, 2023, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$81,000	$(128)	$34,515	$(289)	$115,515	$(417)
Corporate debt securities	24,046	(50)	29,065	(256)	53,111	(306)
U.S. governmental agency securities	—	—	4,866	(49)	4,866	(49)
Total short-term AFS securities	$105,046	$(178)	$68,446	$(594)	$173,492	$(772)
Long-term AFS securities
Corporate debt securities	$107,698	$(384)	$—	$—	$107,698	$(384)
U.S. Treasury securities	101,238	(417)	—	—	101,238	(417)
Total long-term AFS securities	$208,936	$(801)	$—	$—	$208,936	$(801)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$995	$(1)	$24,978	$(666)	$25,973	$(667)
Corporate debt securities	5,819	(5)	99,504	(1,823)	105,323	(1,828)
U.S. governmental agency securities	—	—	5,916	(84)	5,916	(84)
Total short-term AFS securities	$6,814	$(6)	$130,398	$(2,573)	$137,212	$(2,579)
Long-term AFS securities
Corporate debt securities	$2,451	$—	$245	$(5)	$2,696	$(5)
U.S. Treasury securities	14,792	(36)	290	(6)	15,082	(42)
U.S. governmental agency securities	3,832	(25)	—	—	3,832	(25)
Total long-term AFS securities	$21,075	$(61)	$535	$(11)	$21,610	$(72)
We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs.
As of June 30, 2024, and December 31, 2023, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of June 30, 2024, and December 31, 2023, we have recognized no losses or allowance for credit losses related to AFS securities.
As of June 30, 2024, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 27 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of June 30, 2024, and since December 31, 2022, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 31, 2022	$162,686	$251,360	$414,046
Foreign currency translation	2,052	—	2,052
Balance as of December 31, 2023	164,738	251,360	416,098
Foreign currency translation	(1,935)	—	(1,935)
Balance as of June 30, 2024	$162,803	$251,360	$414,163
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of June 30, 2024 and December 31, 2023, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	June 30, 2024
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(21,951)	$140,667	17.8
Existing subscriber base	136,500	(28,688)	107,812	9.7
Developed technology	38,401	(19,050)	19,351	2.7
Content archive	5,751	(4,444)	1,307	2.1
Total finite-lived intangibles	$343,270	$(74,133)	$269,137	13.4

	December 31, 2023
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(17,767)	$144,851	18.3
Existing subscriber base	136,500	(23,062)	113,438	10.2
Developed technology	38,401	(15,381)	23,020	3.2
Content archive	5,751	(4,047)	1,704	2.5
Total finite-lived intangibles	$343,270	$(60,257)	$283,013	13.7
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $6.8 million and $7.3 million for the second quarters of 2024 and 2023, respectively, and $13.9 million and $14.7 million for the first six months of 2024, and 2023, respectively. The estimated aggregate amortization expense for the remainder of 2024 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2024	$13,603
2025	27,213
2026	26,960
2027	20,171
2028	19,335
Thereafter	161,855
Total amortization expense	$269,137
The aggregate carrying amount of intangible assets of $271.6 million, which includes an indefinite-lived intangible of $2.5 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of June 30, 2024.

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
As of June 30, 2024, and December 31, 2023, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $29.6 million and $29.7 million, respectively.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $1.7 million and $1.8 million for the second quarters of 2024 and 2023, respectively, and $3.6 million for the first six months of 2024 and 2023, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income	$8,948	$4,754	$17,586	$8,165
Interest expense	(252)	(237)	(503)	(475)
Total interest income and other, net	$8,696	$4,517	$17,083	$7,690
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 30, 2024, and June 30, 2023, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 30, 2024	June 30, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$222,946	$245,630
Restricted cash included within miscellaneous assets	14,060	14,107
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$237,006	$259,737
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
As of June 30, 2024, and December 31, 2023, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2024, the Company was in compliance with the financial covenants contained in the Credit Facility.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Severance Costs
We recognized $1.5 million and $0.7 million in severance costs for the second quarters of 2024 and 2023, respectively, and $5.9 million and $4.5 million for the first six months of 2024 and 2023, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $7.2 million and $4.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, respectively.
Generative AI Litigation Costs
In the second quarter and first six months of 2024, the Company recorded $2.0 million and $3.0 million, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”), alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023:

(In thousands)	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S Treasury securities	$122,583	$—	$122,583	$—	$48,109	$—	$48,109	$—
Corporate debt securities	60,987	—	60,987	—	108,069	—	108,069	—
U.S. governmental agency securities	4,866	—	4,866	—	5,916	—	5,916	—
Total short-term AFS securities	$188,436	$—	$188,436	$—	$162,094	$—	$162,094	$—
Long-term AFS securities (1)
Corporate debt securities	$168,266	$—	$168,266	$—	$103,942	$—	$103,942	$—
U.S Treasury securities	144,327	—	144,327	—	149,859	—	149,859	—
U.S. governmental agency securities	—	—	—	—	3,832	—	3,832	—
Total long-term AFS securities	$312,593	$—	$312,593	$—	$257,633	$—	$257,633	$—
Liabilities:
Deferred compensation (2)(3)	$12,512	$12,512	$—	$—	$13,752	$13,752	$—	$—
Contingent consideration (4)	$3,561	$—	$—	$3,561	$4,991	$—	$—	$4,991
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $54.4 million as of June 30, 2024, and $52.3 million as of December 31, 2023. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
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
The following table presents changes in the contingent consideration balances for the second quarters and six months ended June 30, 2024, and June 30, 2023:

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at the beginning of the period	$5,528	$4,392	$4,991	$5,324
Payments	(1,724)	—	(1,724)	(1,724)
Fair value adjustments (1)	(243)	1,072	294	1,864
Contingent consideration at the end of the period	$3,561	$5,464	$3,561	$5,464
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of net periodic pension (income)/cost were as follows:

	For the Quarters Ended
	June 30, 2024			June 30, 2023
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,541	$—	$1,541	$1,417	$—	$1,417
Interest cost	13,376	2,206	15,582	14,198	2,296	16,494
Expected return on plan assets	(18,109)	—	(18,109)	(19,122)	—	(19,122)
Amortization of actuarial loss	2,603	997	3,600	663	890	1,553
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Effect of settlement	—	(27)	(27)	—	—	—
Net periodic pension (income)/cost	$(1,075)	$3,176	$2,101	$(3,330)	$3,186	$(144)

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,082	$—	$3,082	$2,835	$—	$2,835
Interest cost	26,752	4,413	31,165	28,396	4,591	32,987
Expected return on plan assets	(36,218)	—	(36,218)	(38,245)	—	(38,245)
Amortization of actuarial loss	5,206	1,994	7,200	1,327	1,780	3,107
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Effect of settlement	—	(27)	(27)	—	—	—
Net periodic pension (income)/cost	$(2,150)	$6,380	$4,230	$(6,659)	$6,371	$(288)
During the first six months of 2024 and 2023, we made pension contributions of $6.3 million and $4.5 million, respectively, to the APP. We expect to make contractual contributions in 2024 of approximately $12 million, which more than satisfy minimum funding requirements.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service cost	$4	$8	$8	$17
Interest cost	272	375	544	750
Amortization of actuarial loss	174	486	348	972
Net periodic postretirement benefit cost	$450	$869	$900	$1,739

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The Company had income tax expense of $21.5 million and $36.8 million in the second quarter and first six months of 2024, respectively. The Company had income tax expense of $14.4 million and $23.8 million in the second quarter and first six months of 2023, respectively. The Company’s effective tax rates were 24.7% and 25.8% for the second quarter and first six months of 2024, respectively. The Company’s effective tax rates were 23.6% and 25.7% for the second quarter and first six months of 2023, respectively. The increase in income tax expense was primarily due to higher pre-tax income in the second quarter of 2024. The effective tax rate was lower in the second quarter of 2023 primarily due to a reduction in the Company’s reserve for uncertain tax positions in that quarter.
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
NOTE 11. EARNINGS PER SHARE
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares was approximately 1.0 million and 1.1 million in the second quarter and first six months of 2024, respectively, and resulted primarily from the dilutive effect of our stock-based awards. The difference between basic and diluted shares was approximately 0.3 million and 0.5 million in the second quarter and first six months of 2023, respectively.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no restricted stock units excluded from the computation of diluted earnings per share in the second quarter and first six months of 2024, respectively. There were approximately 0.2 million and 1.7 million restricted stock units excluded from the computation of diluted earnings per share in the second quarter and first six months of 2023, respectively, because they were anti-dilutive. There were no anti-dilutive stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the second quarters and first six months of 2024 and 2023.
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
As of June 30, 2024, repurchases under these authorizations totaled approximately $191.5 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $208.5 million remaining under the 2023 authorization. During the six months ended June 30, 2024, repurchases under these authorizations totaled approximately $42.0 million.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of June 30, 2024:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Loss on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$910	$(353,286)	$(486)	$(352,862)
Other comprehensive loss before reclassifications, before tax	(2,434)	—	(667)	(3,101)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	6,603	—	6,603
Income tax (benefit)/expense	(637)	1,764	(175)	952
Net current-period other comprehensive (loss)/income, net of tax	(1,797)	4,839	(492)	2,550
Balance as of June 30, 2024	$(887)	$(348,447)	$(978)	$(350,312)
The following table summarizes the reclassifications from AOCI for the six months ended June 30, 2024:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit (1)	$(972)	Other components of net periodic benefit costs/(income)
Amortization of actuarial loss (1)	7,548	Other components of net periodic benefit costs/(income)
Pension settlement charge	27	Other components of net periodic benefit costs/(income)
Total reclassification, before tax (2)	6,603
Income tax expense	1,764	Income tax expense
Total reclassification, net of tax	$4,839
(1) These AOCI components are included in the computation of net periodic benefit (income)/cost for pension and other postretirement benefits. See Note 9 for more information.
(2) There were no reclassifications relating to noncontrolling interest for the quarter ended June 30, 2024.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of revenue	$4,196	$3,067	$8,150	$5,297
Sales and marketing	412	444	804	864
Product development	6,537	5,034	12,772	8,918
General and administrative	5,889	4,708	11,164	9,074
Total stock-based compensation expense	$17,034	$13,253	$32,890	$24,153

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
We allocate 10% of product development, marketing and subscriber servicing expenses (including direct variable expenses such as credit card fees, third party fees and sales taxes) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
The following tables present segment information:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Revenues
NYTG	$585,156	$560,494	4.4%	$1,142,551	$1,093,276	4.5%
The Athletic	40,504	30,359	33.4%	77,686	58,316	33.2%
Intersegment eliminations (1)	(563)	—	*	(1,125)	—	*
Total revenues	$625,097	$590,853	5.8%	$1,219,112	$1,151,592	5.9%
Adjusted operating profit (loss)
NYTG	$107,102	$99,969	7.1%	$191,848	$165,256	16.1%
The Athletic	(2,402)	(7,803)	(69.2)%	(11,094)	(19,115)	(42.0)%
Total adjusted operating profit	$104,700	$92,166	13.6%	$180,754	$146,141	23.7%
Less:
Other components of net periodic benefit costs/(income)	1,023	(684)	*	2,074	(1,369)	*
Depreciation and amortization	20,537	21,858	(6.0)%	41,243	42,698	(3.4)%
Severance	1,473	713	*	5,901	4,493	31.3%
Multiemployer pension plan withdrawal costs	1,297	1,084	19.6%	2,909	2,539	14.6%
Generative AI Litigation Costs	1,983	—	*	2,972	—	*
Impairment charge	—	12,736	*	—	12,736	*
Add:
Interest income and other, net	8,696	4,517	*	17,083	7,690	*
Income before income taxes	$87,083	$60,976	42.8%	$142,738	$92,734	53.9%
(1) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
NYTG
Subscription	$410,015	$385,037	6.5%	$811,386	$759,193	6.9%
Advertising	112,088	112,329	(0.2)%	210,092	214,419	(2.0)%
Other	63,053	63,128	(0.1)%	121,073	119,664	1.2%
Total	$585,156	$560,494	4.4%	$1,142,551	$1,093,276	4.5%
The Athletic
Subscription	$29,307	$24,553	19.4%	$56,941	$47,939	18.8%
Advertising	7,075	5,441	30.0%	12,782	9,592	33.3%
Other	4,122	365	*	7,963	785	*
Total	$40,504	$30,359	33.4%	$77,686	$58,316	33.2%
I/E (1)	$(563)	$—	*	$(1,125)	$—	*
The New York Times Company
Subscription	$439,322	$409,590	7.3%	$868,327	$807,132	7.6%
Advertising	119,163	117,770	1.2%	222,874	224,011	(0.5)%
Other	66,612	63,493	4.9%	127,911	120,449	6.2%
Total	$625,097	$590,853	5.8%	$1,219,112	$1,151,592	5.9%
(1) Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of June 30, 2024, is believed to be reasonably possible.
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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce, books, television and film, our live events business and our student subscription sponsorship program.
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
The first six months of 2024 includes an additional day compared with the first six months of 2023 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
Financial Highlights
•The Company added approximately 300,000 net digital-only subscribers compared with the end of the first quarter of 2024, driven largely by bundle and multi-product subscriber additions as well as other single products subscriber additions. The Company ended the second quarter of 2024 with approximately 10.84 million subscribers to its print and digital products, including approximately 10.21 million digital-only subscribers. Of the 10.21 million digital-only subscribers, approximately 4.83 million were bundle and multiproduct subscribers. Compared with the end the second quarter of 2023, there was a net increase of 1,020,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) increased 2.1% year-over-year to $9.34 driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
•Operating profit increased 42.4% to $79.4 million in the second quarter of 2024 from $55.8 million in the second quarter of 2023. Adjusted operating profit (“AOP”), defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”) increased 13.6% to $104.7 million in the second quarter of 2024 from $92.2 million in the second quarter of 2023. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 12.7% in the second quarter of 2024, compared with 9.4% in the second quarter of 2023. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased to 16.7% in the second quarter of 2024, compared with 15.6% in the second quarter of 2023.
•Total revenues increased 5.8% to $625.1 million in the second quarter of 2024 from $590.9 million in the second quarter of 2023.

•Total subscription revenues increased 7.3% to $439.3 million in the second quarter of 2024 from $409.6 million in the second quarter of 2023. Digital-only subscription revenues increased 12.9% to $304.5 million in the second quarter of 2024 from $269.8 million in the second quarter of 2023.
•Total advertising revenues increased 1.2% to $119.2 million in the second quarter of 2024 from $117.8 million in the second quarter of 2023, due to an increase of 7.8% in digital advertising revenues, partially offset by a decrease of 10.0% in print advertising revenues.
•Other revenue increased 4.9% to $66.6 million in the second quarter of 2024 from $63.5 million in the second quarter of 2023, as a result of higher Wirecutter affiliate referral revenues and higher licensing revenues, partially offset by lower books, television, and film revenues.
•Operating costs increased 2.0% to $545.7 million in the second quarter of 2024 from $535.1 million in the second quarter of 2023. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 4.4% to $520.4 million in the second quarter of 2024 from $498.7 million in the second quarter of 2023.
•Diluted earnings per share were $0.40 and $0.28 for the second quarters of 2024 and 2023, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), were $0.45 and $0.38 for the second quarters of 2024 and 2023, respectively.
Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. Companies shaping our competitive environment include content providers and distributors, as well as news aggregators, search engines, social media platforms and emerging products and tools powered by generative artificial intelligence. Competition among these companies is robust, and new competitors can quickly emerge. We have designed our strategy to navigate the challenges and take advantage of opportunities presented by this period of transformation in our industry.
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

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Revenues
Subscription	$439,322	$409,590	7.3%	$868,327	$807,132	7.6%
Advertising	119,163	117,770	1.2%	222,874	224,011	(0.5)%
Other	66,612	63,493	4.9%	127,911	120,449	6.2%
Total revenues	625,097	590,853	5.8%	1,219,112	1,151,592	5.9%
Operating costs
Cost of revenue (excluding depreciation and amortization)	322,774	309,923	4.1%	639,641	616,775	3.7%
Sales and marketing	61,303	62,241	(1.5)%	126,437	129,275	(2.2)%
Product development	62,220	56,047	11.0%	125,405	113,109	10.9%
General and administrative	76,870	72,273	6.4%	155,685	153,324	1.5%
Depreciation and amortization	20,537	21,858	(6.0)%	41,243	42,698	(3.4)%
Generative AI Litigation Costs	1,983	—	*	2,972	—	*
Impairment charge	—	12,736	*	—	12,736	*
Total operating costs (1)	545,687	535,078	2.0%	1,091,383	1,067,917	2.2%
Operating profit	79,410	55,775	42.4%	127,729	83,675	52.6%
Other components of net periodic benefit (costs)/income	(1,023)	684	*	(2,074)	1,369	*
Interest income and other, net	8,696	4,517	92.5%	17,083	7,690	*
Income before income taxes	87,083	60,976	42.8%	142,738	92,734	53.9%
Income tax expense	21,543	14,402	49.6%	36,781	23,839	54.3%
Net income	$65,540	$46,574	40.7%	$105,957	$68,895	53.8%
(1) Second quarter and first six months of 2023 were recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
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
Subscription revenues increased $29.7 million, or 7.3%, in the second quarter of 2024 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $34.7 million, or 12.9%, partially offset by a decrease in print subscription revenues of $5.0 million, or 3.6%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $45.4 million and an increase in other single-product subscription revenues of $6.4 million, partially offset by a decrease in news-only subscription revenues of $17.1 million. Bundle and multiproduct average digital-only subscribers increased 1,550,000, or 49.4%, while bundle and multiproduct ARPU decreased $1.44, or 10.7%. Other single-product average digital-only subscribers increased 490,000, or 19.6%, while other single-product ARPU increased $0.08, or 2.2%. News-only average digital-only subscribers decreased 1,080,000, or 31.0%, while news-only ARPU increased $1.97, or 21.2%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
Subscription revenues increased $61.2 million, or 7.6%, in the first six months of 2024 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $68.9 million, or 13.0%, partially offset by a decrease in print subscription revenues of $7.7 million, or 2.8%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $88.4 million and an increase in other single-product subscription revenues of $10.5 million, partially offset by a decrease in news-only subscription revenues of $30.0 million. Bundle and multiproduct average digital-only subscribers increased 1,610,000, or 55.0%, while bundle and multiproduct ARPU decreased $1.96, or 14.2%. Other single-product average digital-only subscribers increased 430,000, or 17.7%, while other single-product ARPU was relatively flat. News-only average digital-only subscribers decreased 1,110,000, or 30.8%, while news-only ARPU increased $2.08, or 23.2%. Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the second quarters and first six months of 2024 and 2023:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Digital-only subscription revenues (1)	$304,501	$269,774	12.9%	$597,479	$528,541	13.0%
Print subscription revenues (2)	134,821	139,816	(3.6)%	270,848	278,591	(2.8)%
Total subscription revenues	$439,322	$409,590	7.3%	$868,327	$807,132	7.6%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and to our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended the second quarter of 2024 with approximately 10.84 million subscribers to its print and digital products, including approximately 10.21 million digital-only subscribers.
Compared with the end of the first quarter of 2024, there was a net increase of 300,000 digital-only subscribers. Compared with the end of the second quarter of 2023, there was a net increase of 1,020,000 digital-only subscribers.

Print domestic home-delivery subscribers totaled approximately 630,000 at the end of the second quarter of 2024, a net decrease of 10,000 subscribers compared with the end of the first quarter of 2024 and a net decrease of 60,000 subscribers compared with the end of the second quarter of 2023. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
We report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to total digital-only subscribers, as well as the average revenue per user for each of these categories.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Digital-only subscribers:
Bundle and multiproduct (1)(2)	4,830	4,550	4,220	3,790	3,300
News-only (2)(3)	2,290	2,500	2,740	3,020	3,320
Other single-product (2)(4)	3,100	2,860	2,740	2,600	2,580
Total digital-only subscribers (2)(5)	10,210	9,910	9,700	9,410	9,190
Print subscribers (6)	630	640	660	670	690
Total subscribers	10,840	10,550	10,360	10,080	9,880
(1) Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2) Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the second quarter of 2024. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

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
The following table sets forth the subset of subscribers above who have a paid digital-only standalone subscription or a bundle subscription that includes the ability to access The Athletic as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Digital-only subscribers with The Athletic (1)(2)	5,280	4,990	4,650	4,180	3,640
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

“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per digital subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Digital-only ARPU:
Bundle and multiproduct	$11.96	$11.79	$12.13	$12.81	$13.40
News-only	$11.26	$10.88	$10.38	$10.05	$9.29
Other single-product	$3.65	$3.59	$3.56	$3.48	$3.57
Total digital-only ARPU	$9.34	$9.21	$9.24	$9.28	$9.15
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

Total digital-only ARPU was $9.34 for the second quarter of 2024, an increase of 2.1% compared with the second quarter of 2023. The year-over-year increase was driven primarily by subscribers graduating from promotional to higher prices and from the price increases on tenured non-bundle subscribers.
Advertising Revenues
Advertising revenue is principally from advertisers (such as technology, financial and luxury goods companies) promoting products, services or brands on digital platforms in the form of display ads, audio and video ads, in print in the form of column-inch ads and at live events. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through open-market programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising business includes direct-sold website, mobile application, podcast, email and video advertisements (including direct-sold programmatic advertising). Direct-sold display advertising, a component of core digital advertising, includes offerings on websites and mobile applications sold directly to marketers by our advertising sales teams. Other digital advertising includes open-market programmatic advertising and creative services fees. NYTG has revenue from all categories discussed above. The Athletic has revenue from direct-sold display advertising, podcast, email and video advertisements (including direct-sold programmatic advertising) and open-market programmatic advertising. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
The following table summarizes digital and print advertising revenues for the second quarters and first six months of 2024 and 2023:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Advertising revenues:
Digital	$79,575	$73,804	7.8%	$142,602	$135,075	5.6%
Print	39,588	43,966	(10.0)%	80,272	88,936	(9.7)%
Total advertising	$119,163	$117,770	1.2%	$222,874	$224,011	(0.5)%
Digital advertising revenues, which represented 66.8% of total advertising revenues in the second quarter of 2024, increased $5.8 million, or 7.8%, to $79.6 million compared with $73.8 million in the same prior-year period. The increase was primarily a result of higher core digital advertising of $4.4 million and higher other digital revenues of $1.4 million. Core digital advertising revenues increased due to an increase in direct-sold display advertising revenues and revenues from email newsletters. Direct-sold display impressions increased 11%, while the average rate decreased 9%. Other digital advertising revenues increased primarily due to an increase in creative services as a result of more custom advertising campaigns in 2024, as well as an increase in open-market programmatic revenues. Open-market programmatic impressions increased 33%, while the average rate decreased 20%.

Digital advertising revenues, which represented 64.0% of total advertising revenues in the first six months of 2024, increased $7.5 million, or 5.6%, to $142.6 million compared with $135.1 million in the same prior-year period. The increase was primarily a result of higher other digital revenues of $4.4 million and higher revenues in core digital advertising of $3.2 million. Other digital advertising revenues increased primarily due to an increase in creative services as a result of more custom advertising campaigns in 2024, as well as an increase in open-market programmatic revenues. Open-market programmatic impressions increased 40%, while the average rate decreased 21%. Core digital advertising revenues increased due to an increase in direct-sold display advertising revenues, as well as an increase in revenues from email newsletters, partially offset by a decrease in podcast advertising revenues. Direct-sold display impressions increased 11%, while the average rate decreased 7%.
Print advertising revenues, which represented 33.2% of total advertising revenues in the second quarter of 2024, decreased $4.4 million, or 10.0%, to $39.6 million compared with $44.0 million in the same prior-year period. The decrease in the second quarter of 2024 was primarily due to a 7.9% decrease in column-inches. Print advertising revenues in 2024 continue to be impacted by secular trends.
Print advertising revenues, which represented 36.0% of total advertising revenues in the first six months of 2024, decreased approximately $8.7 million, or 9.7%, to $80.3 million compared with $88.9 million in the same prior-year period. The decrease in the first six months was primarily due to a 8.5% decrease in column-inches. Print advertising revenues in 2024 continue to be impacted by secular trends.
We believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce, books, television and film, our live events business and our student subscription sponsorship program.
Other revenues increased $3.1 million, or 4.9% in the second quarter of 2024 compared with the same prior-year period, primarily as a result of growth in Wirecutter affiliate referral revenues of $2.8 million, as well as higher content licensing revenues of $1.9 million, primarily related to an Apple licensing deal, partially offset by lower books, television and film revenues of $1.8 million.
Other revenues increased $7.5 million, or 6.2% in the first six months of 2024 compared with the same prior-year period, primarily as a result of higher content licensing revenues of $7.6 million, primarily related to an Apple licensing deal and a Google commercial agreement, as well as growth in Wirecutter affiliate referral revenues of $6.9 million, partially offset by lower books, television and film revenues of $7.3 million.
Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $40.6 million and $38.0 million in the second quarters of 2024 and 2023, respectively, and $76.4 million and $64.1 million in the first six months of 2024 and 2023, respectively.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $6.7 million and $6.5 million in the second quarters of 2024 and 2023, respectively, and $13.3 million and $13.7 million in the first six months of 2024 and 2023, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$322,774	$309,923	4.1%	$639,641	$616,775	3.7%
Sales and marketing	61,303	62,241	(1.5)%	126,437	129,275	(2.2)%
Product development	62,220	56,047	11.0%	125,405	113,109	10.9%
General and administrative	76,870	72,273	6.4%	155,685	153,324	1.5%
Depreciation and amortization	20,537	21,858	(6.0)%	41,243	42,698	(3.4)%
Generative AI Litigation Costs	1,983	—	*	2,972	—	*
Impairment charge	—	12,736	*	—	12,736	*
Total operating costs (1)	$545,687	$535,078	2.0%	$1,091,383	$1,067,917	2.2%
(1) Second quarter and first six months of 2023 were recast to conform to the current presentation of total operating costs. See “Executive Overview” for more details.
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
Cost of revenue in the second quarter of 2024 increased $12.9 million, or 4.1%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $12.3 million and higher advertising servicing costs of $1.9 million, partially offset by lower print production and distribution costs of $2.2 million. Subscriber servicing costs and digital content delivery costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by merit increases and growth in the number of employees who work in our newsrooms and higher incentive compensation. The increase in advertising servicing costs was largely due to an increase in costs to fulfill advertising contracts. The decrease in print production and distribution costs was primarily due to lower newsprint pricing and fewer print copies produced, as well as lower benefits costs, partially offset by higher distribution costs.
Cost of revenue in the first six months of 2024 increased $22.9 million, or 3.7%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $21.9 million, higher advertising servicing costs of $3.5 million and higher digital content delivery $1.1 million, partially offset by lower print production and distribution costs of $3.4 million. Subscriber servicing costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by merit increases and growth in the number of employees who work in our newsrooms and higher incentive compensation, partially offset by lower content creation costs as a result of fewer television episodes in 2024. The increase in advertising servicing costs was largely due to an increase in costs to fulfill advertising contracts and higher costs related to creative services fees. The increase in digital content delivery costs was largely due to higher cloud related costs. The decrease in print production and distribution costs was primarily due to lower newsprint pricing and fewer print copies produced as well as lower benefit costs, partially offset by higher distribution and outside printing costs.

Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the second quarter of 2024 decreased $0.9 million, or 1.5%, compared with the same prior-year period. The decrease was due to lower marketing costs of $3.3 million, partially offset by higher sales costs of $2.4 million. The decrease in marketing costs was primarily due to lower subscriber acquisition spending, as well as lower compensation and benefits costs driven by fewer employees. The increase in sales costs was primarily due to higher compensation and benefits largely driven by merit increases and growth in the number of employees at The Athletic.
Sales and marketing costs in the first six months of 2024 decreased $2.8 million, or 2.2%, compared with the same prior-year period. The decrease was due to lower marketing costs of $7.7 million, partially offset by higher sales costs of $4.9 million. The decrease in marketing costs was primarily due to lower subscriber acquisition spending, as well as lower compensation and benefits costs driven by fewer employees. The increase in sales costs was primarily due to higher compensation and benefits largely driven by merit increases and growth in the number of employees at The Athletic.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, decreased 1.7% to $27.5 million in the second quarter of 2024 from $28.0 million in the second quarter of 2023, and decreased 4.0% to $57.4 million in the first six months of 2024 from $59.8 million in the first six months of 2023. The decrease in the second quarter of 2024 and first six months of 2024 was largely a result of lower subscriber acquisition spending.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the second quarter and first six months of 2024 increased $6.2 million, or 11.0%, and $12.3 million, or 10.9%, compared with the same prior-year periods. The increases in the second quarter and first six months of 2024 were largely due to higher compensation and benefits expenses of $4.0 million and $9.0 million, respectively, driven by incentive compensation and merit increases, as well as higher outside services costs of $1.3 million and $1.8 million, respectively.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the second quarter of 2024 increased $4.6 million, or 6.4%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $2.3 million driven by incentive compensation and merit increases, and higher other expenses of $1.5 million as a result of higher cybersecurity costs and other miscellaneous expenses, partially offset by a favorable contingent consideration adjustment, as well as higher severance expense of $0.8 million.
General and administrative costs in the first six months of 2024 increased $2.4 million, or 1.5%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $1.9 million driven by incentive compensation and merit increases, higher severance expense of $1.4 million and higher outside services of $0.9 million as a result of higher legal and professional fees, partially offset by lower building operations and maintenance expenses of $2.6 million.
Depreciation and Amortization
Depreciation and amortization costs in the second quarter and first six months of 2024 decreased $1.3 million, or 6.0%, and $1.5 million, or 3.4%, compared with the same prior-year periods. The decrease in both periods was primarily due to lower amortization as a result of fully amortized intangible assets in 2024.

Generative AI Litigation Costs
In the second quarter and first six months of 2024, the Company recorded $2.0 million and $3.0 million, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Impairment Charge
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
We allocate 10% of product development, marketing and subscriber servicing expenses (including direct variable expenses such as credit card fees, third party fees and sales taxes) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Revenues
NYTG	$585,156	$560,494	4.4%	$1,142,551	$1,093,276	4.5%
The Athletic	40,504	30,359	33.4%	77,686	58,316	33.2%
Intersegment eliminations (1)	(563)	—	*	(1,125)	—	*
Total revenues	$625,097	$590,853	5.8%	$1,219,112	$1,151,592	5.9%
Adjusted operating costs
NYTG	$478,054	$460,525	3.8%	$950,703	$928,020	2.4%
The Athletic	42,906	38,162	12.4%	88,780	77,431	14.7%
Intersegment eliminations (1)	(563)	—	*	(1,125)	—	*
Total adjusted operating costs	$520,397	$498,687	4.4%	$1,038,358	$1,005,451	3.3%
Adjusted operating profit (loss)
NYTG	$107,102	$99,969	7.1%	$191,848	$165,256	16.1%
The Athletic	(2,402)	(7,803)	(69.2)%	(11,094)	(19,115)	(42.0)%
Total adjusted operating profit	$104,700	$92,166	13.6%	$180,754	$146,141	23.7%
AOP margin % - NYTG	18.3%	17.8%	50 bps	16.8%	15.1%	170 bps
(1) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
NYTG
Subscription	$410,015	$385,037	6.5%	$811,386	$759,193	6.9%
Advertising	112,088	112,329	(0.2)%	210,092	214,419	(2.0)%
Other	63,053	63,128	(0.1)%	121,073	119,664	1.2%
Total	$585,156	$560,494	4.4%	$1,142,551	$1,093,276	4.5%
The Athletic
Subscription	$29,307	$24,553	19.4%	$56,941	$47,939	18.8%
Advertising	7,075	5,441	30.0%	12,782	9,592	33.3%
Other	4,122	365	*	7,963	785	*
Total	$40,504	$30,359	33.4%	$77,686	$58,316	33.2%
I/E (1)	$(563)	$—	*	$(1,125)	$—	*
The New York Times Company
Subscription	$439,322	$409,590	7.3%	$868,327	$807,132	7.6%
Advertising	119,163	117,770	1.2%	222,874	224,011	(0.5)%
Other	66,612	63,493	4.9%	127,911	120,449	6.2%
Total	$625,097	$590,853	5.8%	$1,219,112	$1,151,592	5.9%
(1) Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) details by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$298,419	$287,789	3.7%	$590,875	$572,112	3.3%
Sales and marketing	54,457	54,247	0.4%	109,938	113,179	(2.9)%
Product development	53,579	50,049	7.1%	108,444	100,880	7.5%
Adjusted general and administrative (1)	71,599	68,440	4.6%	141,446	141,849	(0.3)%
Total	$478,054	$460,525	3.8%	$950,703	$928,020	2.4%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$24,918	$22,134	12.6%	$49,891	$44,663	11.7%
Sales and marketing	6,846	7,994	(14.4)%	16,499	16,096	2.5%
Product development	8,641	5,998	44.1%	16,961	12,229	38.7%
Adjusted general and administrative (2)	2,501	2,036	22.8%	5,429	4,443	22.2%
Total	$42,906	$38,162	12.4%	$88,780	$77,431	14.7%
I/E(3)	$(563)	$—	*	$(1,125)	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$322,774	$309,923	4.1%	$639,641	$616,775	3.7%
Sales and marketing	61,303	62,241	(1.5)%	126,437	129,275	(2.2)%
Product development	62,220	56,047	11.0%	125,405	113,109	10.9%
Adjusted general and administrative	74,100	70,476	5.1%	146,875	146,292	0.4%
Total	$520,397	$498,687	4.4%	$1,038,358	$1,005,451	3.3%
(1) Excludes severance of $1.5 million and $5.5 million for the second quarter and first six months of 2024, respectively. Excludes multiemployer pension withdrawal costs of $1.3 million and $2.9 million for the second quarter and first six months of 2024, respectively. Excludes severance of $3.3 million for the first six months of 2023. There were no severance costs for the second quarter of 2023. Excludes multiemployer pension withdrawal costs of $1.1 million and $2.5 million for the second quarter and first six months of 2023, respectively.

(2) Excludes severance of $0.4 million for the first six months of 2024. There were no severance costs for the second quarter of 2024. Excludes severance of $0.7 million and $1.2 million for the second quarter and first six months of 2023, respectively.

(3) Intersegment eliminations (“I/E”) related to content licensing recorded in Cost of revenue (excluding depreciation and amortization).
* Represents a change equal to or in excess of 100% or not meaningful.

The New York Times Group
NYTG revenues increased 4.4% in the second quarter of 2024 to $585.2 million from $560.5 million in the second quarter of 2023 and increased 4.5% in the first six months of 2024 to $1,143 million from $1,093 million in the first six months of 2023. Subscription revenues increased 6.5% in the second quarter of 2024 to $410.0 million from $385.0 million in the second quarter of 2023 and increased 6.9% in first six months of 2024 to $811.4 million from $759.2 million in the first six months of 2023 due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues decreased 0.2% in the second quarter of 2024 to $112.1 million from $112.3 million in the second quarter of 2023 due to declines in print advertising revenues, partially offset by higher digital advertising revenues. Digital advertising revenues increased primarily as a result of higher revenues from email newsletters, higher creative services, higher direct-sold display advertising and podcast advertising. Advertising revenues decreased 2.0% to $210.1 million from $214.4 million in the first six months of 2024 due to declines in print advertising revenues, partially offset higher digital advertising revenues. Digital advertising revenues increased primarily as a result of higher creative services and higher programmatic advertising. Other revenues were $63.1 million in the second quarter of 2024, flat compared to prior year. Other revenues increased 1.2% in the first six months of 2024 to $121.1 million from $119.7 million in the first six months of 2023 due to higher Wirecutter affiliate referral revenues and licensing revenues, partially offset by lower book, television, and film revenues.
NYTG adjusted operating costs increased 3.8% in the second quarter of 2024 to $478.1 million from $460.5 million in the second quarter of 2023 and increased 2.4% in the first six months of 2024 to $950.7 million from $928.0 million in the first six months of 2023. The increase in costs in the second quarter of 2024 was primarily related to higher journalism, product development and general and administrative costs, partially offset by lower print production and distribution costs. The increase in costs in the first six months of 2024 was primarily related to higher journalism and product development costs, partially offset by lower print production and distribution costs, as well as lower sales and marketing costs.
NYTG adjusted operating profit increased 7.1% in the second quarter of 2024 to $107.1 million from $100.0 million in the second quarter of 2023 and increased 16.1% in the first six months of 2024 to $191.8 million from $165.3 million in the first six months of 2023. The increase in the second quarter of 2024 was primarily as a result of higher digital subscription revenue, partially offset by higher adjusted operating costs. The increase in the first six months of 2024 was primarily as a result of higher digital subscription and other revenues, partially offset by higher adjusted operating costs and lower print advertising revenues.
The Athletic
The Athletic revenues increased 33.4% in the second quarter of 2024 to $40.5 million from $30.4 million in the second quarter of 2023 and increased 33.2% in the first six months of 2024 to $77.7 million from $58.3 million in the first six months of 2023. Subscription revenues increased 19.4% in the second quarter of 2024 to $29.3 million from $24.6 million in the second quarter of 2023 and increased 18.8% in the first six months of 2024 to $56.9 million from $47.9 million in the first six months of 2023, primarily due to growth in digital-only subscribers with The Athletic. Other revenue increased in the second quarter of 2024 to $4.1 million from $0.4 million in the second quarter of 2023 and increased in the first six months of 2024 to $8.0 million from $0.8 million in the first six months of 2023, primarily due to an increase in licensing revenue from an Apple licensing deal. Advertising revenues increased 30.0% in the second quarter of 2024 to $7.1 million from $5.4 million in the second quarter of 2023 and increased 33.3% in the first six months of 2024 to $12.8 million from $9.6 million in the first six months of 2023, primarily due to higher revenues from direct-sold display advertising, partially offset by a decrease in podcast advertising.
The Athletic adjusted operating costs increased 12.4% in the second quarter of 2024 to $42.9 million from $38.2 million in the second quarter of 2023 and increased 14.7% in the first six months of 2024 to $88.8 million from $77.4 million in the first six months of 2023. The increase in costs in the second quarter of 2024 was primarily due to higher product development and higher journalism costs, partially offset by lower sales and marketing costs. The increase in costs in the first six months of 2024 was primarily related to higher product development and journalism costs.
The Athletic adjusted operating loss decreased 69.2% in the second quarter of 2024 to $2.4 million from $7.8 million in the second quarter of 2023 and decreased 42.0% in the first six months of 2024 to $11.1 million from $19.1 million in the first six months of 2023, primarily as a result of higher revenues, partially offset by higher adjusted operating costs.
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
The special items in 2024 consisted of:
•$2.0 million of Generative AI Litigation Costs ($1.5 million or $0.01 per share after tax) in the second quarter and $3.0 million ($2.2 million or $0.02 per share after tax) for the first six months.
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
	For the Quarters Ended			For the Six Months Ended
	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Diluted earnings per share	$0.40	$0.28	42.9%	$0.64	$0.42	52.4%
Add:
Amortization of acquired intangible assets	0.04	0.04	*	0.08	0.09	(11.1%)
Severance	0.01	—	*	0.04	0.03	33.3%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	*	0.02	0.02	*
Other components of net periodic benefit costs	0.01	—	*	0.01	(0.01)	*
Special items:
Generative AI Litigation Costs	0.01	—	*	0.02	—	*
Impairment charge	—	0.08	*	—	0.08	*
Income tax expense of adjustments	(0.02)	(0.03)	*	(0.04)	(0.05)	(20.0%)
Adjusted diluted earnings per share (1)	$0.45	$0.38	18.4%	$0.76	$0.56	35.7%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Operating profit	$79,410	$55,775	42.4%	$127,729	$83,675	52.6%
Add:
Depreciation and amortization	20,537	21,858	(6.0)%	41,243	42,698	(3.4)%
Severance	1,473	713	*	5,901	4,493	31.3%
Multiemployer pension plan withdrawal costs	1,297	1,084	19.6%	2,909	2,539	14.6%
Generative AI Litigation Costs	1,983	—	*	2,972	—	*
Impairment charge	—	12,736	*	—	12,736	*
Adjusted operating profit	$104,700	$92,166	13.6%	$180,754	$146,141	23.7%
Divided by:
Revenue	$625,097	$590,853	5.8%	$1,219,112	$1,151,592	5.9%
Operating profit margin	12.7%	9.4%	330 bps	10.5%	7.3%	320 bps
Adjusted operating profit margin	16.7%	15.6%	110 bps	14.8%	12.7%	210 bps
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)
	For the Quarters Ended
	June 30, 2024				June 30, 2023(1)
(In thousands)	NYTG	The Athletic	I/E(2)	Total	NYTG	The Athletic	Total	% Change
Total operating costs	$496,747	$49,503	$(563)	$545,687	$489,381	$45,697	$535,078	2.0%
Less:
Depreciation and amortization	13,940	6,597	—	20,537	15,036	6,822	21,858	(6.0)%
Severance	1,473	—	—	1,473	—	713	713	*
Multiemployer pension plan withdrawal costs	1,297	—	—	1,297	1,084	—	1,084	19.6%
Generative AI Litigation Costs	1,983	—	—	1,983	—	—	—	*
Impairment charge	—	—	—	—	12,736	—	12,736	*
Adjusted operating costs	$478,054	$42,906	$(563)	$520,397	$460,525	$38,162	$498,687	4.4%

	For the Six Months Ended
	June 30, 2024				June 30, 2023(1)
(In thousands)	NYTG	The Athletic	I/E(2)	Total	NYTG	The Athletic	Total	% Change
Total operating costs	$990,022	$102,486	$(1,125)	$1,091,383	$975,667	$92,250	$1,067,917	2.2%
Less:
Depreciation and amortization	27,966	13,277	—	41,243	29,043	13,655	42,698	(3.4)%
Severance	5,472	429	—	5,901	3,329	1,164	4,493	31.3%
Multiemployer pension plan withdrawal costs	2,909	—	—	2,909	2,539	—	2,539	14.6%
Generative AI Litigation Costs	2,972	—	—	2,972	—	—	—	*
Impairment charge	—	—	—	—	12,736	—	12,736	*
Adjusted operating costs	$950,703	$88,780	$(1,125)	$1,038,358	$928,020	$77,431	$1,005,451	3.3%
(1) Recast to conform to the current presentation of total operating costs. See “Executive Overview” for more detail.
(2) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 30, 2024, we had cash, cash equivalents and short- and long-term marketable securities of $724.0 million. Our cash and marketable securities balances between December 31, 2023, and June 30, 2024, increased primarily due to cash proceeds from operating activities, partially offset by share repurchases, dividend payments, share-based compensation withholding tax payments and capital expenditures.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2024, the Board of Directors approved an increase in the quarterly dividend to $0.13 per share, which was paid in April 2024. On June 27, 2024, the Board of Directors declared a quarterly dividend of $0.13 per share on the Class A and Class B Common Stock, which was paid in July 2024. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the existing $150.0 million authorization approved in February 2022. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of June 30, 2024, repurchases under these authorizations totaled approximately $191.5 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $208.5 million under the 2023 authorization. During the six months ended June 30, 2024, repurchases under these authorizations totaled approximately $42.0 million and we repurchased an additional $7.0 million (excluding commissions and excise taxes) between July 1, 2024 and August 2, 2024, leaving approximately $201.5 million remaining under the 2023 authorization.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	% Change
Operating activities	$133,310	$119,782	11.3%
Investing activities	$(96,170)	$(5,030)	*
Financing activities	$(102,342)	$(90,159)	13.5%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first six months of 2024 compared with the same prior-year period primarily due to higher net income and higher cash collections from accounts receivable, partially offset by higher cash payments for incentive compensation and higher tax payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2024 was primarily related to $83.5 million in net purchases of marketable securities and capital expenditures of $14.1 million.

Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first six months of 2024 was primarily related to share repurchases of $42.0 million, dividend payments of $40.0 million and share-based compensation tax withholding payments of $18.6 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$133,310	$119,782
Less: Capital expenditures	(14,054)	(10,792)
Free cash flow	$119,256	$108,990
Free cash flow in the first six months of 2024 was $119.3 million compared with $109.0 million in 2023. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $14.1 million of restricted cash as of June 30, 2024, and $13.7 million as of December 31, 2023, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $16 million and $9 million in the first six months of 2024 and 2023, respectively. The increase in capital expenditures in 2024 was primarily driven by higher expenditures at our College Point, N.Y., printing and distribution facility, improvements in the Company Headquarters and investments in technology to support our strategic initiatives. The cash payments related to capital expenditures totaled approximately $14 million and $11 million in the first six months of 2024 and 2023, respectively.
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
As of June 30, 2024, and December 31, 2023, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2024, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 30, 2024, our critical accounting policies have not changed from December 31, 2023.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2023, details our disclosures about market risk. As of June 30, 2024, there were no material changes in our market risks from December 31, 2023.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the second quarter of 2024, we implemented a new cloud-based system for digital subscription revenue and accounts receivable. In connection with this implementation, we updated the design and documentation of our internal control processes and procedures relating to the new system.
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of June 30, 2024, is believed to be reasonably possible.
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
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. In February 2023, in addition to the remaining 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of June 30, 2024, repurchases under these authorizations totaled approximately $191.5 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $208.5 million remaining under the 2023 authorization.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
April 1, 2024 - April 30, 2024	102,320	$43.00	102,320	$213,633,000
May 1, 2024 - May 31, 2024	28,112	$44.25	28,112	$212,389,000
June 1, 2024 - June 30, 2024	77,651	$50.20	77,651	$208,491,000
Total for the second quarter of 2024	208,083	$45.87	208,083	$208,491,000
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 7, 2024	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)