Form 10-Q
period 2024-09-30
NEW YORK TIMES CO
filed 2024-11-04
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of November 1, 2024 (exclusive of treasury shares):

Class A Common Stock	163,173,722	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2024 and September 30, 2023	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 30, 2024 and September 30, 2023	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and nine months ended September 30, 2024 and September 30, 2023	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and September 30, 2023	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	Quantitative and Qualitative Disclosures About Market Risk	43
Item	4	Controls and Procedures	44

PART II		Other Information	45
Item	1	Legal Proceedings	45
Item	1A	Risk Factors	45
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item	5	Other Information	45
Item	6	Exhibits	46

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$204,620	$289,472
Short-term marketable securities	288,325	162,094
Accounts receivable (net of allowances of $11,770 as of September 30, 2024 and $12,800 as of December 31, 2023)	188,947	242,488
Prepaid expenses	44,927	59,712
Other current assets	68,161	27,887
Total current assets	794,980	781,653
Other assets
Long-term marketable securities	327,435	257,633
Property, plant and equipment (less accumulated depreciation and amortization of $903,880 as of September 30, 2024 and $870,329 as of December 31, 2023)	495,056	514,245
Goodwill	416,782	416,098
Intangible assets, net	264,810	285,490
Deferred income taxes	131,497	114,505
Miscellaneous assets	331,541	344,971
Total assets	$2,762,101	$2,714,595
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$137,104	$116,942
Accrued payroll and other related liabilities	146,105	174,316
Unexpired subscriptions revenue	177,215	172,772
Accrued expenses and other	129,174	147,529
Total current liabilities	589,598	611,559
Other liabilities
Pension benefits obligation	211,334	219,451
Postretirement benefits obligation	18,770	19,402
Other	90,347	100,964
Total other liabilities	320,451	339,817
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of September 30, 2024 – 177,746,886; as of December 31, 2023 – 176,951,162 (including treasury shares: as of September 30, 2024 – 14,442,932; as of December 31, 2023 – 13,189,925)	17,776	17,697
Class B – convertible – authorized and issued shares: as of September 30, 2024 – 780,724; as of December 31, 2023 – 780,724	78	78
Additional paid-in capital	334,601	301,287
Retained earnings	2,222,977	2,117,839
Common stock held in treasury, at cost	(381,569)	(320,820)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	1,087	910
Funded status of benefit plans	(346,021)	(353,286)
Net unrealized gain/(loss) on available-for-sale securities	3,123	(486)
Total accumulated other comprehensive loss, net of income taxes	(341,811)	(352,862)
Total stockholders’ equity	1,852,052	1,763,219
Total liabilities and stockholders’ equity	$2,762,101	$2,714,595
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Subscription	$453,327	$418,577	$1,321,654	$1,225,709
Advertising	118,370	117,113	341,244	341,124
Other	68,481	62,655	196,392	183,104
Total revenues	640,178	598,345	1,859,290	1,749,937
Operating costs
Cost of revenue (excluding depreciation and amortization)	331,839	311,135	971,480	927,910
Sales and marketing	69,131	62,635	195,568	191,910
Product development	61,030	57,433	186,435	170,542
General and administrative	76,209	81,870	231,894	235,194
Depreciation and amortization	20,622	21,475	61,865	64,173
Generative AI Litigation Costs	4,620	—	7,592	—
Impairment charges	—	2,503	—	15,239
Multiemployer pension plan liability adjustment	—	(2,273)	—	(2,273)
Total operating costs	563,451	534,778	1,654,834	1,602,695
Operating profit	76,727	63,567	204,456	147,242
Other components of net periodic benefit (costs)/income	(1,050)	684	(3,124)	2,053
Interest income and other, net	9,366	5,736	26,449	13,426
Income before income taxes	85,043	69,987	227,781	162,721
Income tax expense	20,900	16,372	57,681	40,211
Net income	$64,143	$53,615	$170,100	$122,510
Average number of common shares outstanding:
Basic	164,419	164,568	164,535	164,752
Diluted	165,847	165,406	165,834	165,436
Basic earnings per share attributable to common stockholders	$0.39	$0.33	$1.03	$0.74
Diluted earnings per share attributable to common stockholders	$0.39	$0.32	$1.03	$0.74
Dividends declared per share	$0.13	$0.11	$0.39	$0.33
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$64,143	$53,615	$170,100	$122,510
Other comprehensive income, before tax:
Gain/(loss) on foreign currency translation adjustments	2,675	(2,333)	241	(1,199)
Pension and postretirement benefits obligation	3,287	1,550	9,890	4,656
Net unrealized gain on available-for-sale securities	5,556	1,886	4,889	5,984
Other comprehensive income, before tax	11,518	1,103	15,020	9,441
Income tax expense	3,017	290	3,969	2,463
Other comprehensive income, net of tax	8,501	813	11,051	6,978
Comprehensive income attributable to common stockholders	$72,644	$54,428	$181,151	$129,488
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 30, 2024 and September 30, 2023
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, June 30, 2023	$17,751	$267,975	$1,991,029	$(319,858)	$(351,682)	$1,605,215	$2,005	$1,607,220
Net income	—	—	53,615	—	—	53,615	—	53,615
Dividends	—	—	(18,340)	—	—	(18,340)	—	(18,340)
Other comprehensive loss	—	—	—	—	813	813	—	813
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 87,054 Class A shares	10	(2,641)	—	—	—	(2,631)	—	(2,631)
Stock-based compensation	—	14,563	—	—	—	14,563	—	14,563
Balance, September 30, 2023	$17,761	$279,897	$2,026,304	$(319,858)	$(350,869)	$1,653,235	$2,005	$1,655,240

Balance, June 30, 2024	$17,848	$320,111	$2,180,425	$(363,086)	$(350,312)	$1,804,986	$—	$1,804,986
Net income	—	—	64,143	—	—	64,143	—	64,143
Dividends	—	—	(21,591)	—	—	(21,591)	—	(21,591)
Other comprehensive income	—	—	—	—	8,501	8,501	—	8,501
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 64,699 Class A shares	6	(2,500)	—	—	—	(2,494)	—	(2,494)
Share repurchases – 341,456 Class A shares	—	—	—	(18,483)	—	(18,483)	—	(18,483)
Stock-based compensation	—	16,990	—	—	—	16,990	—	16,990
Balance, September 30, 2024	$17,854	$334,601	$2,222,977	$(381,569)	$(341,811)	$1,852,052	$—	$1,852,052

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2024 and September 30, 2023
(Unaudited)
(In thousands, except share data)

	Capital Stock - Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
Net income	—	—	122,510	—	—	122,510	—	122,510
Dividends	—	—	(55,065)	—	—	(55,065)	—	(55,065)
Other comprehensive income	—	—	—	—	6,978	6,978	—	6,978
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 416,289 Class A shares	44	(11,226)	—	—	—	(11,182)	—	(11,182)
Performance-based awards – 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Share repurchases – 1,161,017 Class A shares	—	—	—	(43,591)	—	(43,591)	—	(43,591)
Stock-based compensation	—	38,716	—	—	—	38,716	—	38,716
Balance, September 30, 2023	$17,761	$279,897	$2,026,304	$(319,858)	$(350,869)	$1,653,235	$2,005	$1,655,240

Balance, December 31, 2023	$17,775	$301,287	$2,117,839	$(320,820)	$(352,862)	$1,763,219	$—	$1,763,219
Net income	—	—	170,100	—	—	170,100	—	170,100
Dividends	—	—	(64,962)	—	—	(64,962)	—	(64,962)
Other comprehensive income	—	—	—	—	11,051	11,051	—	11,051
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 597,221 Class A shares	60	(18,448)	—	—	—	(18,388)	—	(18,388)
Performance-based awards – 85,703 Class A shares	8	(2,696)	—	—	—	(2,688)	—	(2,688)
Employee stock purchase plan – 112,800 Class A shares	11	4,578	—	—	—	4,589	—	4,589
Share repurchases – 1,253,007 Class A shares	—	—	—	(60,749)	—	(60,749)	—	(60,749)
Stock-based compensation	—	49,880	—	—	—	49,880	—	49,880
Balance, September 30, 2024	$17,854	$334,601	$2,222,977	$(381,569)	$(341,811)	$1,852,052	$—	$1,852,052

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income	$170,100	$122,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,865	64,173
Amortization of right of use asset	6,773	7,184
Stock-based compensation expense	49,880	38,716
Multiemployer pension plan liability adjustment	—	(2,273)
Impairment charges	—	15,239
Change in long-term retirement benefit obligations	(18,110)	(21,339)
Contingent consideration fair value adjustment	294	2,813
Other – net	(4,493)	(2,839)
Changes in operating assets and liabilities:
Accounts receivable – net	53,541	53,494
Other assets	7,035	9
Accounts payable, accrued payroll and other liabilities	(77,094)	(59,698)
Unexpired subscriptions	4,443	690
Other noncurrent assets and liabilities	4,582	5,421
Net cash provided by operating activities	258,816	224,100
Cash flows from investing activities
Purchases of marketable securities	(337,107)	(186,018)
Maturities of marketable securities	159,464	100,515
Capital expenditures	(21,115)	(16,539)
Other – net	1,299	4,754
Net cash used in investing activities	(197,459)	(97,288)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(61,500)	(51,360)
Payment of contingent consideration	(1,724)	(2,586)
Capital shares:
Repurchases	(60,341)	(43,591)
Share-based compensation tax withholding	(21,076)	(14,279)
Net cash used in financing activities	(144,641)	(111,816)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(83,284)	14,996
Effect of exchange rate changes on cash	(1,025)	(310)
Cash, cash equivalents and restricted cash at the beginning of the period	303,172	235,173
Cash, cash equivalents and restricted cash at the end of the period	$218,863	$249,859
 See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2024, and December 31, 2023, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended September 30, 2024, and September 30, 2023. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The first nine months of 2024 includes an additional day compared with the first nine months of 2023 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2024, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023, have not changed.
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
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), our live events business, books, television and film, retail commerce and our student subscription sponsorship program.
Subscription, advertising and other revenues were as follows:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2024	As % of total	September 30, 2023	As % of total	September 30, 2024	As % of total	September 30, 2023	As % of total
Subscription	$453,327	70.8%	$418,577	70.0%	$1,321,654	71.1%	$1,225,709	70.0%
Advertising	118,370	18.5%	117,113	19.6%	341,244	18.4%	341,124	19.5%
Other (1)	68,481	10.7%	62,655	10.4%	196,392	10.5%	183,104	10.5%
Total	$640,178	100.0%	$598,345	100.0%	$1,859,290	100.0%	$1,749,937	100.0%
(1) Other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.6 million and $6.8 million for the third quarters of 2024 and 2023, respectively, and $19.9 million and $20.5 million for the first nine months of 2024 and 2023, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the third quarters and first nine months ended September 30, 2024, and September 30, 2023:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2024	As % of total	September 30, 2023	As % of total	September 30, 2024	As % of total	September 30, 2023	As % of total
Digital-only subscription revenues (1)	$322,198	71.1%	$282,228	67.4%	$919,677	69.6%	$810,770	66.1%
Print subscription revenues (2)	131,129	28.9%	136,349	32.6%	401,977	30.4%	414,939	33.9%
Total subscription revenues	$453,327	100.0%	$418,577	100.0%	$1,321,654	100.0%	$1,225,709	100.0%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the third quarters and first nine months ended September 30, 2024, and September 30, 2023:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2024	As % of total	September 30, 2023	As % of total	September 30, 2024	As % of total	September 30, 2023	As % of total
Advertising revenues:
Digital	$81,564	68.9%	$75,001	64.0%	$224,166	65.7%	$210,076	61.6%
Print	36,806	31.1%	42,112	36.0%	117,078	34.3%	131,048	38.4%
Total advertising	$118,370	100.0%	$117,113	100.0%	$341,244	100.0%	$341,124	100.0%

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $174 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $33 million, $91 million and $50 million will be recognized in the remainder of 2024, 2025 and thereafter through 2030, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2023, were $172.8 million, of which approximately $161 million was recognized as revenues during the nine months ended September 30, 2024.
Contract Assets
As of September 30, 2024, and December 31, 2023, the Company had $3.3 million and $3.5 million, respectively, in contract assets recorded in the Condensed Consolidated Balance Sheets related to digital archiving licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $4.2 million and $0.7 million of pre-tax net unrealized gains and losses, respectively, in Accumulated other comprehensive income (“AOCI”) as of September 30, 2024, and December 31, 2023, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of September 30, 2024, and December 31, 2023:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$167,580	$614	$(8)	$168,186
Corporate debt securities	114,689	527	(10)	115,206
U.S. governmental agency securities	4,945	—	(12)	4,933
Total short-term AFS securities	$287,214	$1,141	$(30)	$288,325
Long-term AFS securities
Corporate debt securities	$186,724	$1,906	$(13)	$188,617
U.S. Treasury securities	137,605	1,228	(15)	138,818
Total long-term AFS securities	$324,329	$3,134	$(28)	$327,435

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$48,721	$55	$(667)	$48,109
Corporate debt securities	109,891	6	(1,828)	108,069
U.S. governmental agency securities	6,000	—	(84)	5,916
Total short-term AFS securities	$164,612	$61	$(2,579)	$162,094
Long-term AFS securities
Corporate debt securities	$103,061	$886	$(5)	$103,942
U.S. Treasury securities	148,878	1,023	(42)	149,859
U.S. governmental agency securities	3,857	—	(25)	3,832
Total long-term AFS securities	$255,796	$1,909	$(72)	$257,633

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of September 30, 2024, and December 31, 2023, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$4,926	$—	$6,286	$(8)	$11,212	$(8)
Corporate debt securities	10,543	(3)	6,143	(7)	16,686	(10)
U.S. governmental agency securities	—	—	4,933	(12)	4,933	(12)
Total short-term AFS securities	$15,469	$(3)	$17,362	$(27)	$32,831	$(30)
Long-term AFS securities
Corporate debt securities	$13,277	$(13)	$—	$—	$13,277	$(13)
U.S. Treasury securities	13,950	(15)	—	—	13,950	(15)
Total long-term AFS securities	$27,227	$(28)	$—	$—	$27,227	$(28)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$995	$(1)	$24,978	$(666)	$25,973	$(667)
Corporate debt securities	5,819	(5)	99,504	(1,823)	105,323	(1,828)
U.S. governmental agency securities	—	—	5,916	(84)	5,916	(84)
Total short-term AFS securities	$6,814	$(6)	$130,398	$(2,573)	$137,212	$(2,579)
Long-term AFS securities
Corporate debt securities	$2,451	$—	$245	$(5)	$2,696	$(5)
U.S. Treasury securities	14,792	(36)	290	(6)	15,082	(42)
U.S. governmental agency securities	3,832	(25)	—	—	3,832	(25)
Total long-term AFS securities	$21,075	$(61)	$535	$(11)	$21,610	$(72)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs.
As of September 30, 2024, and December 31, 2023, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 30, 2024, and December 31, 2023, we have recognized no impairment losses or allowance for credit losses related to AFS securities.
As of September 30, 2024, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 27 months, respectively. See Note 8 for more information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of September 30, 2024, and since December 31, 2022, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 31, 2022	$162,686	$251,360	$414,046
Foreign currency translation	2,052	—	2,052
Balance as of December 31, 2023	164,738	251,360	416,098
Foreign currency translation	684	—	684
Balance as of September 30, 2024	$165,422	$251,360	$416,782
The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
As of September 30, 2024 and December 31, 2023, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	September 30, 2024
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(23,951)	$138,667	17.6
Existing subscriber base	136,500	(31,500)	105,000	9.5
Developed technology	38,401	(20,885)	17,516	2.4
Content archive	5,751	(4,601)	1,150	1.9
Total finite-lived intangibles	$343,270	$(80,937)	$262,333	13.3

	December 31, 2023
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(17,767)	$144,851	18.3
Existing subscriber base	136,500	(23,062)	113,438	10.2
Developed technology	38,401	(15,381)	23,020	3.2
Content archive	5,751	(4,047)	1,704	2.5
Total finite-lived intangibles	$343,270	$(60,257)	$283,013	13.7
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $6.8 million and $7.3 million for the third quarters of 2024 and 2023, respectively, and $20.7 million and $22.0 million for the first nine months of 2024, and 2023, respectively. The estimated aggregate amortization expense for the remainder of 2024 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2024	$6,799
2025	27,213
2026	26,960
2027	20,171
2028	19,335
Thereafter	161,855
Total amortization expense	$262,333

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate carrying amount of intangible assets of $264.8 million, which includes an indefinite-lived intangible of $2.5 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheet as of September 30, 2024.
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable equity securities revalued, sold or impaired are recognized in Interest income and other, net in our Condensed Consolidated Statements of Operations.
As of September 30, 2024, and December 31, 2023, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $29.7 million.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $1.7 million and $2.1 million for the third quarters of 2024 and 2023, respectively, and $5.3 million and $5.7 million for the first nine months of 2024 and 2023, respectively.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income (1)	$9,626	$6,016	$27,212	$14,182
Interest expense	(260)	(280)	(763)	(756)
Total interest income and other, net	$9,366	$5,736	$26,449	$13,426
(1) On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and, as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement. Interest income related to this lease was $0.4 million for each of the third quarters of 2024 and 2023, and $1.3 million for each of the first nine months of 2024 and 2023.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 30, 2024, and September 30, 2023, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 30, 2024	September 30, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$204,620	$235,566
Restricted cash included within miscellaneous assets	14,243	14,293
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$218,863	$249,859
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2024, and December 31, 2023, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2024, the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized $0.3 million and $3.1 million in severance costs for the third quarters of 2024 and 2023, respectively, and $6.2 million and $7.6 million for the first nine months of 2024 and 2023, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $5.4 million and $4.4 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, respectively.
Generative AI Litigation Costs
In the third quarter and first nine months of 2024, the Company recorded $4.6 million and $7.6 million, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”), alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023:

(In thousands)	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities (1)
U.S Treasury securities	$168,186	$—	$168,186	$—	$48,109	$—	$48,109	$—
Corporate debt securities	115,206	—	115,206	—	108,069	—	108,069	—
U.S. governmental agency securities	4,933	—	4,933	—	5,916	—	5,916	—
Total short-term AFS securities	$288,325	$—	$288,325	$—	$162,094	$—	$162,094	$—
Long-term AFS securities (1)
Corporate debt securities	$188,617	$—	$188,617	$—	$103,942	$—	$103,942	$—
U.S Treasury securities	138,818	—	138,818	—	149,859	—	149,859	—
U.S. governmental agency securities	—	—	—	—	3,832	—	3,832	—
Total long-term AFS securities	$327,435	$—	$327,435	$—	$257,633	$—	$257,633	$—
Liabilities:
Deferred compensation (2)(3)	$13,324	$13,324	$—	$—	$13,752	$13,752	$—	$—
Contingent consideration (4)	$3,561	$—	$—	$3,561	$4,991	$—	$—	$4,991
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
(3) The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $55.6 million as of September 30, 2024, and $52.3 million as of December 31, 2023. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
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
The following table presents changes in the contingent consideration balances for the third quarters and nine months ended September 30, 2024, and September 30, 2023:

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at the beginning of the period	$3,561	$5,464	$4,991	$5,324
Payments	—	(862)	(1,724)	(2,586)
Fair value adjustments (1)	—	949	294	2,813
Contingent consideration at the end of the period	$3,561	$5,551	$3,561	$5,551
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of net periodic pension (income)/cost were as follows:

	For the Quarters Ended
	September 30, 2024			September 30, 2023
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,541	$—	$1,541	$1,417	$—	$1,417
Interest cost	13,376	2,206	15,582	14,198	2,296	16,494
Expected return on plan assets	(18,109)	—	(18,109)	(19,122)	—	(19,122)
Amortization of actuarial loss	2,603	997	3,600	663	890	1,553
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension (income)/cost	$(1,075)	$3,203	$2,128	$(3,330)	$3,186	$(144)

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,623	$—	$4,623	$4,252	$—	$4,252
Interest cost	40,128	6,619	46,747	42,595	6,887	49,482
Expected return on plan assets	(54,327)	—	(54,327)	(57,367)	—	(57,367)
Amortization of actuarial loss	7,809	2,991	10,800	1,991	2,669	4,660
Amortization of prior service credit	(1,459)	—	(1,459)	(1,459)	—	(1,459)
Effect of settlement	—	(27)	(27)	—	—	—
Net periodic pension (income)/cost	$(3,226)	$9,583	$6,357	$(9,988)	$9,556	$(432)
During the first nine months of 2024 and 2023, we made pension contributions of $9.7 million and $7.7 million, respectively, to the APP. We expect to make contractual contributions in 2024 of approximately $13 million, which more than satisfy minimum funding requirements.
Multiemployer Plans
During the third quarter of 2023, we recorded a favorable adjustment of $2.3 million related to a reduction to our multiemployer pension plan liability. This favorable adjustment was recorded in Multiemployer pension plan liability adjustment in our Condensed Consolidated Statements of Operations.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$4	$8	$12	$25
Interest cost	272	375	816	1,126
Amortization of actuarial loss	174	486	522	1,455
Net periodic postretirement benefit cost	$450	$869	$1,350	$2,606

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The Company had income tax expense of $20.9 million and $57.7 million in the third quarter and first nine months of 2024, respectively. The Company had income tax expense of $16.4 million and $40.2 million in the third quarter and first nine months of 2023, respectively. The Company’s effective tax rates were 24.6% and 25.3% for the third quarter and first nine months of 2024, respectively. The Company’s effective tax rates were 23.4% and 24.7% for the third quarter and first nine months of 2023, respectively. The increase in income tax expense was primarily due to higher pre-tax income in the third quarter of 2024. The effective tax rate was lower in the third quarter of 2023 primarily due to the benefit of additional tax credits in that quarter.
The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted these rules effective January 1, 2024. We have assessed the potential impact of Pillar Two and do not expect it to have a material effect on the Company’s financial statements.
NOTE 11. EARNINGS PER SHARE
Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise or vesting of outstanding securities. Our stock-settled long-term performance awards and restricted stock units could have a significant impact on diluted shares. The difference between basic and diluted shares of approximately 1.4 million and 1.3 million in the third quarter and first nine months of 2024, respectively, and 0.8 million and 0.7 million in the third quarter and first nine months of 2023, respectively, resulted from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no restricted stock units excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2024, respectively. There were approximately 0.1 million restricted stock units excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2023, respectively, because they were anti-dilutive. There were no anti-dilutive stock-settled long-term performance awards excluded from the computation of diluted earnings per share in the third quarters and first nine months of 2024 and 2023.
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
As of September 30, 2024, repurchases under these authorizations totaled approximately $209.8 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $190.2 million remaining under the 2023 authorization. During the nine months ended September 30, 2024, repurchases under these authorizations totaled approximately $60.3 million.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of September 30, 2024:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$910	$(353,286)	$(486)	$(352,862)
Other comprehensive income before reclassifications, before tax	241	—	4,889	5,130
Amounts reclassified from accumulated other comprehensive loss, before tax	—	9,890	—	9,890
Income tax expense	64	2,625	1,280	3,969
Net current-period other comprehensive income, net of tax	177	7,265	3,609	11,051
Balance as of September 30, 2024	$1,087	$(346,021)	$3,123	$(341,811)
The following table summarizes the reclassifications from AOCI for the nine months ended September 30, 2024:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit (1)	$(1,459)	Other components of net periodic benefit costs/(income)
Amortization of actuarial loss (1)	11,322	Other components of net periodic benefit costs/(income)
Pension settlement charge	27	Other components of net periodic benefit costs/(income)
Total reclassification, before tax	9,890
Income tax expense	2,625	Income tax expense
Total reclassification, net of tax	$7,265
(1) These AOCI components are included in the computation of net periodic benefit (income)/cost for pension and other postretirement benefits. See Note 9 for more information.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of revenue	$4,344	$3,673	$12,494	$8,970
Sales and marketing	421	350	1,225	1,214
Product development	6,366	5,554	19,138	14,472
General and administrative	5,859	4,986	17,023	14,060
Total stock-based compensation expense	$16,990	$14,563	$49,880	$38,716

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present segment information:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Revenues
NYTG	$596,028	$563,903	5.7%	$1,738,578	$1,657,179	4.9%
The Athletic	44,713	34,442	29.8%	122,400	92,758	32.0%
Intersegment eliminations (1)	(563)	—	*	(1,688)	—	*
Total revenues	$640,178	$598,345	7.0%	$1,859,290	$1,749,937	6.2%
Adjusted operating profit (loss)
NYTG	$101,543	$97,654	4.0%	$293,390	$262,911	11.6%
The Athletic	2,638	(7,899)	*	(8,455)	(27,016)	(68.7)%
Total adjusted operating profit	$104,181	$89,755	16.1%	$284,935	$235,895	20.8%
Less:
Other components of net periodic benefit costs/(income)	1,050	(684)	*	3,124	(2,053)	*
Depreciation and amortization	20,622	21,475	(4.0)%	61,865	64,173	(3.6)%
Severance	329	3,086	(89.3)%	6,230	7,578	(17.8)%
Multiemployer pension plan withdrawal costs	1,883	1,397	34.8%	4,792	3,936	21.7%
Generative AI Litigation Costs	4,620	—	*	7,592	—	*
Impairment charges	—	2,503	*	—	15,239	*
Multiemployer pension plan liability adjustment	—	(2,273)	*	—	(2,273)	*
Add:
Interest income and other, net	9,366	5,736	63.3%	26,449	13,426	97.0%
Income before income taxes	$85,043	$69,987	21.5%	$227,781	$162,721	40.0%
(1) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues detail by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
NYTG
Subscription	$422,192	$392,937	7.4%	$1,233,577	$1,152,130	7.1%
Advertising	109,324	108,672	0.6%	319,416	323,091	(1.1)%
Other	64,512	62,294	3.6%	185,585	181,958	2.0%
Total	$596,028	$563,903	5.7%	$1,738,578	$1,657,179	4.9%
The Athletic
Subscription	$31,135	$25,640	21.4%	$88,077	$73,579	19.7%
Advertising	9,046	8,441	7.2%	21,828	18,033	21.0%
Other	4,532	361	*	12,495	1,146	*
Total	$44,713	$34,442	29.8%	$122,400	$92,758	32.0%
I/E (1)	$(563)	$—	*	$(1,688)	$—	*
The New York Times Company
Subscription	$453,327	$418,577	8.3%	$1,321,654	$1,225,709	7.8%
Advertising	118,370	117,113	1.1%	341,244	341,124	—
Other	68,481	62,655	9.3%	196,392	183,104	7.3%
Total	$640,178	$598,345	7.0%	$1,859,290	$1,749,937	6.2%
(1) Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2024, is believed to be reasonably possible.
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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), our live events business, books, television and film, retail commerce and our student subscription sponsorship program.
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
The first nine months of 2024 includes an additional day compared with the first nine months of 2023 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
Financial Highlights
•The Company added approximately 260,000 net digital-only subscribers compared with the end of the second quarter of 2024, driven largely by bundle and multiproduct subscriber additions as well as other single products subscriber additions. The Company ended the third quarter of 2024 with approximately 11.09 million subscribers to its print and digital products, including approximately 10.47 million digital-only subscribers. Of the 10.47 million digital-only subscribers, approximately 5.12 million were bundle and multiproduct subscribers. Compared with the end of the third quarter of 2023, there was a net increase of 1,060,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) increased 1.8% year-over-year to $9.45 driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
•Operating profit increased 20.7% to $76.7 million in the third quarter of 2024 from $63.6 million in the third quarter of 2023. Adjusted operating profit (“AOP”), defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”) increased 16.1% to $104.2 million in the third quarter of 2024 from $89.8 million in the third quarter of 2023. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 12.0% in the third quarter of 2024, compared with 10.6% in the third quarter of 2023. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased to 16.3% in the third quarter of 2024, compared with 15.0% in the third quarter of 2023.
•Total revenues increased 7.0% to $640.2 million in the third quarter of 2024 from $598.3 million in the third quarter of 2023.
•Total subscription revenues increased 8.3% to $453.3 million in the third quarter of 2024 from $418.6 million in the third quarter of 2023. Digital-only subscription revenues increased 14.2% to $322.2 million in the third quarter of 2024 from $282.2 million in the third quarter of 2023.

•Total advertising revenues increased 1.1% to $118.4 million in the third quarter of 2024 from $117.1 million in the third quarter of 2023, due to an increase of 8.8% in digital advertising revenues, partially offset by a decrease of 12.6% in print advertising revenues.
•Other revenue increased 9.3% to $68.5 million in the third quarter of 2024 from $62.7 million in the third quarter of 2023, as a result of higher Wirecutter affiliate referral revenues and higher licensing revenues.
•Operating costs increased 5.4% to $563.5 million in the third quarter of 2024 from $534.8 million in the third quarter of 2023. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 5.4% to $536.0 million in the third quarter of 2024 from $508.6 million in the third quarter of 2023.
•Diluted earnings per share were $0.39 and $0.32 for the third quarters of 2024 and 2023, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), were $0.45 and $0.37 for the third quarters of 2024 and 2023, respectively.
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
On November 4, a union representing certain of our technology employees commenced a work stoppage. Contract negotiations are ongoing. We are closely monitoring any impact to our business and we have prepared for a range of scenarios. Any effects on our business, operations and results will depend on future developments.
The media industry has transitioned from being primarily print focused to digital, resulting in secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse. Our printing and distribution costs have been impacted as a result of this transition, and may be further impacted in the future by higher costs including those associated with raw materials, delivery and distribution and outside printing. We actively monitor industry trends, economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Revenues
Subscription	$453,327	$418,577	8.3%	$1,321,654	$1,225,709	7.8%
Advertising	118,370	117,113	1.1%	341,244	341,124	—
Other	68,481	62,655	9.3%	196,392	183,104	7.3%
Total revenues	640,178	598,345	7.0%	1,859,290	1,749,937	6.2%
Operating costs
Cost of revenue (excluding depreciation and amortization)	331,839	311,135	6.7%	971,480	927,910	4.7%
Sales and marketing	69,131	62,635	10.4%	195,568	191,910	1.9%
Product development	61,030	57,433	6.3%	186,435	170,542	9.3%
General and administrative	76,209	81,870	(6.9)%	231,894	235,194	(1.4)%
Depreciation and amortization	20,622	21,475	(4.0)%	61,865	64,173	(3.6)%
Generative AI Litigation Costs	4,620	—	*	7,592	—	*
Impairment charges	—	2,503	*	—	15,239	*
Multiemployer pension plan liability adjustment	—	(2,273)	*	—	(2,273)	*
Total operating costs	563,451	534,778	5.4%	1,654,834	1,602,695	3.3%
Operating profit	76,727	63,567	20.7%	204,456	147,242	38.9%
Other components of net periodic benefit (costs)/income	(1,050)	684	*	(3,124)	2,053	*
Interest income and other, net	9,366	5,736	63.3%	26,449	13,426	97.0%
Income before income taxes	85,043	69,987	21.5%	227,781	162,721	40.0%
Income tax expense	20,900	16,372	27.7%	57,681	40,211	43.4%
Net income	$64,143	$53,615	19.6%	$170,100	$122,510	38.8%
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
Subscription revenues increased $34.8 million, or 8.3%, in the third quarter of 2024 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $40.0 million, or 14.2%, partially offset by a decrease in print subscription revenues of $5.2 million, or 3.8%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $53.1 million and an increase in other single-product subscription revenues of $8.4 million, partially offset by a decrease in news-only subscription revenues of $21.5 million. Bundle and multiproduct average digital-only subscribers increased 1,440,000, or 40.8%, while bundle and multiproduct ARPU decreased $0.46, or 3.6%. Other single-product average digital-only subscribers increased 630,000, or 24.6%, while other single-product ARPU increased $0.11, or 3.2%. News-only average digital-only subscribers decreased 970,000, or 30.5%, while news-only ARPU increased $1.43, or 14.2%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
Subscription revenues increased $95.9 million, or 7.8%, in the first nine months of 2024 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $108.9 million, or 13.4%, partially offset by a decrease in print subscription revenues of $13.0 million, or 3.1%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $141.5 million and an increase in other single-product subscription revenues of $18.9 million, partially offset by a decrease in news-only subscription revenues of $51.5 million. Bundle and multiproduct average digital-only subscribers increased 1,550,000, or 49.6%, while bundle and multiproduct ARPU decreased $1.40, or 10.4%. Other single-product average digital-only subscribers increased 500,000, or 20.1%, while other single-product ARPU was relatively flat. News-only average digital-only subscribers decreased 1,060,000, or 30.7%, while news-only ARPU increased $1.88, or 20.2%. Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the third quarters and first nine months of 2024 and 2023:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Digital-only subscription revenues (1)	$322,198	$282,228	14.2%	$919,677	$810,770	13.4%
Print subscription revenues (2)	131,129	136,349	(3.8)%	401,977	414,939	(3.1)%
Total subscription revenues	$453,327	$418,577	8.3%	$1,321,654	$1,225,709	7.8%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and to our Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended the third quarter of 2024 with approximately 11.09 million subscribers to its print and digital products, including approximately 10.47 million digital-only subscribers.
Compared with the end of the second quarter of 2024, there was a net increase of 260,000 digital-only subscribers. Compared with the end of the third quarter of 2023, there was a net increase of 1,060,000 digital-only subscribers.

Print domestic home-delivery subscribers totaled approximately 620,000 at the end of the third quarter of 2024, a net decrease of 10,000 subscribers compared with the end of the second quarter of 2024 and a net decrease of 60,000 subscribers compared with the end of the third quarter of 2023. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
We report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to total digital-only subscribers, as well as the average revenue per user for each of these categories.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Digital-only subscribers:
Bundle and multiproduct (1)(2)	5,120	4,830	4,550	4,220	3,790
News-only (2)(3)	2,110	2,290	2,500	2,740	3,020
Other single-product (2)(4)	3,240	3,100	2,860	2,740	2,600
Total digital-only subscribers (2)(5)	10,470	10,210	9,910	9,700	9,410
Print subscribers (6)	620	630	640	660	670
Total subscribers	11,090	10,840	10,550	10,360	10,080
(1) Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2) Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the third quarter of 2024. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

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
The following table sets forth the subset of subscribers above who have a paid digital-only standalone subscription or a bundle subscription that includes the ability to access The Athletic as of the end of the five most recent fiscal quarters. The Company plans to discontinue reporting this metric after the fourth quarter of 2024. Digital-only subscribers with The Athletic will continue to be included in our reported bundle and multiproduct and other single-product subscriber categories.

	For the Quarters Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Digital-only subscribers with The Athletic(1)(2)	5,540	5,280	4,990	4,650	4,180
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

“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per digital subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Digital-only ARPU:
Bundle and multiproduct	$12.35	$11.96	$11.79	$12.13	$12.81
News-only	$11.48	$11.26	$10.88	$10.38	$10.05
Other single-product	$3.59	$3.65	$3.59	$3.56	$3.48
Total digital-only ARPU	$9.45	$9.34	$9.21	$9.24	$9.28
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

Total digital-only ARPU was $9.45 for the third quarter of 2024, an increase of 1.8% compared with the third quarter of 2023. The year-over-year increase was driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
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
The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2024 and 2023:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Advertising revenues:
Digital	$81,564	$75,001	8.8%	$224,166	$210,076	6.7%
Print	36,806	42,112	(12.6)%	117,078	131,048	(10.7)%
Total advertising	$118,370	$117,113	1.1%	$341,244	$341,124	—
Digital advertising revenues, which represented 68.9% of total advertising revenues in the third quarter of 2024, increased $6.6 million, or 8.8%, to $81.6 million compared with $75.0 million in the same prior-year period. The increase was primarily a result of higher other digital revenues of $5.2 million and higher core digital advertising of $1.4 million. Other digital advertising revenues increased primarily due to an increase in open-market programmatic revenues largely driven by new advertising supply across our products. Open-market programmatic impressions increased 70%, while the average rate decreased 19%. Core digital advertising revenues increased due to an increase in direct-sold display advertising revenues and revenues from email newsletters. Direct-sold display impressions increased 14%, while the average rate decreased 5%.

Digital advertising revenues, which represented 65.7% of total advertising revenues in the first nine months of 2024, increased $14.1 million, or 6.7%, to $224.2 million compared with $210.1 million in the same prior-year period. The increase was primarily a result of higher other digital revenues of $9.5 million and higher revenues in core digital advertising of $4.6 million. Other digital advertising revenues increased primarily due to an increase in open-market programmatic revenues largely driven by new advertising supply across our products and an increase in creative services as a result of more custom advertising campaigns in 2024. Open-market programmatic impressions increased 50%, while the average rate decreased 21%. Core digital advertising revenues increased due to an increase in direct-sold display advertising revenues. Direct-sold display impressions increased 12%, while the average rate decreased 6%.
Print advertising revenues, which represented 31.1% of total advertising revenues in the third quarter of 2024, decreased $5.3 million, or 12.6%, to $36.8 million compared with $42.1 million in the same prior-year period. The decrease in the third quarter of 2024 was primarily due to a 13.8% decrease in column-inches. Print advertising revenues in 2024 continue to be impacted by secular trends.
Print advertising revenues, which represented 34.3% of total advertising revenues in the first nine months of 2024, decreased $13.9 million, or 10.7%, to $117.1 million compared with $131.0 million in the same prior-year period. The decrease in the first nine months was primarily due to a 10.0% decrease in column-inches. Print advertising revenues in 2024 continue to be impacted by secular trends.
We believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
Other Revenues
Other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, our live events business, books, television and film, retail commerce and our student subscription sponsorship program.
Other revenues increased $5.8 million, or 9.3% in the third quarter of 2024 compared with the same prior-year period, primarily as a result of growth in Wirecutter affiliate referral revenues of $3.2 million, as well as higher content licensing revenues of $1.7 million, primarily related to an Apple licensing deal, partially offset by lower revenues from a Google commercial agreement.
Other revenues increased $13.3 million, or 7.3% in the first nine months of 2024 compared with the same prior-year period, primarily as a result of growth in Wirecutter affiliate referral revenues of $10.0 million, as well as higher content licensing revenues of $9.3 million, primarily related to an Apple licensing deal, partially offset by lower books, television and film revenues of $7.5 million.
Digital other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $43.6 million and $37.2 million in the third quarters of 2024 and 2023, respectively, and $121.6 million and $101.3 million in the first nine months of 2024 and 2023, respectively.
Building rental revenue from the leasing of floors in the Company Headquarters totaled $6.6 million and $6.8 million in the third quarters of 2024 and 2023, respectively, and $19.9 million and $20.5 million in the first nine months of 2024 and 2023, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$331,839	$311,135	6.7%	$971,480	$927,910	4.7%
Sales and marketing	69,131	62,635	10.4%	195,568	191,910	1.9%
Product development	61,030	57,433	6.3%	186,435	170,542	9.3%
General and administrative	76,209	81,870	(6.9)%	231,894	235,194	(1.4)%
Depreciation and amortization	20,622	21,475	(4.0)%	61,865	64,173	(3.6)%
Generative AI Litigation Costs	4,620	—	*	7,592	—	*
Impairment charges	—	2,503	*	—	15,239	*
Multiemployer pension plan liability adjustment	—	(2,273)	*	—	(2,273)	*
Total operating costs	$563,451	$534,778	5.4%	$1,654,834	$1,602,695	3.3%
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
Cost of revenue in the third quarter of 2024 increased $20.7 million, or 6.7%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $14.5 million, higher subscriber servicing costs of $3.9 million, higher digital content delivery costs of $2.6 million and higher advertising servicing costs of $1.4 million, partially offset by lower print production and distribution costs of $1.7 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by merit increases in compensation, growth in the number of employees who work in our newsrooms, the timing of benefits accruals and higher incentive compensation. The increase in subscriber servicing costs was largely due to higher third-party commissions due to an increase in subscriptions and higher compensation and benefits and incentive compensation, partially offset by lower customer care costs. The increase in digital content delivery costs was largely due to higher cloud computing costs. The increase in advertising servicing costs was largely due to an increase in costs to fulfill advertising contracts and higher creative services fees. The decrease in print production and distribution costs was primarily due to lower newsprint pricing and fewer print copies produced.
Cost of revenue in the first nine months of 2024 increased $43.6 million, or 4.7%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $36.3 million, higher advertising servicing costs of $4.8 million, higher subscriber servicing costs of $3.8 million and higher digital content delivery of $3.8 million, partially offset by lower print production and distribution costs of $5.1 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by merit increases in compensation, growth in the number of employees who work in our newsrooms, the timing of benefits accruals and higher incentive compensation, partially offset by lower content creation costs as a result of fewer television episodes in 2024. The increase in advertising servicing costs was largely due to an increase in costs to fulfill advertising contracts and higher creative services fees. The increase in subscriber servicing was largely due to higher commissions and higher credit card processing fees due to an increase in subscriptions, partially offset by lower customer care costs. The increase in digital content delivery costs was largely due to higher cloud related costs and higher compensation and benefits driven by higher incentive compensation. The decrease in print production and distribution costs was primarily due to lower newsprint pricing and fewer print copies produced as well as lower benefit costs, partially offset by higher distribution and outside printing costs.

Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the third quarter of 2024 increased $6.5 million, or 10.4%, compared with the same prior-year period. The increase was due to higher marketing costs of $5.0 million and higher sales costs of $1.5 million. The increase in marketing costs was primarily due to higher subscriber acquisition spending. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees.
Sales and marketing costs in the first nine months of 2024 increased $3.7 million, or 1.9%, compared with the same prior-year period. The increase was due to higher sales costs of $6.3 million, partially offset by lower marketing costs of $2.6 million. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees. The decrease in marketing costs was primarily due to lower compensation and benefits costs driven by fewer employees.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, increased 33.8% to $35.0 million in the third quarter of 2024 from $26.1 million in the third quarter of 2023, and increased 7.5% to $92.4 million in the first nine months of 2024 from $85.9 million in the first nine months of 2023. The increase in the third quarter of 2024 was largely a result of higher subscriber acquisition spending. The increase in the first nine months of 2024 was largely a result of higher subscriber acquisition spending, partially offset by lower brand spend.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights. All product development costs are technology costs.
Product development costs in the third quarter of 2024 increased $3.6 million, or 6.3%, compared with the same prior-year period. The increase in the third quarter of 2024 was largely due to higher compensation and benefits expenses of $2.4 million driven by the timing of benefits accruals, incentive compensation and growth in the number of employees, as well as higher outside services costs of $0.8 million.
Product development costs in the first nine months of 2024 increased $15.9 million, or 9.3%, compared with the same prior-year period. The increase in the first nine months of 2024 was largely due to higher compensation and benefits expenses of $11.3 million driven by incentive compensation, merit increases and the timing of benefits accruals, as well as higher outside services costs of $2.6 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the third quarter of 2024 decreased $5.7 million, or 6.9%, compared with the same prior-year period. The decrease was primarily due to lower severance expense of $2.8 million, lower outside services costs of $2.1 million and lower other expenses of $1.2 million primarily driven by a prior-year period increase in our contingent consideration liability.
General and administrative costs in the first nine months of 2024 decreased $3.3 million, or 1.4%, compared with the same prior-year period. The decrease was primarily due to lower building operations and maintenance expenses of $3.0 million, lower severance expense of $1.3 million and lower outside services costs of $1.2 million, partially offset by higher compensation and benefits of $2.2 million driven by incentive compensation.
Depreciation and Amortization
Depreciation and amortization costs in the third quarter and first nine months of 2024 decreased $0.9 million, or 4.0%, and $2.3 million, or 3.6%, compared with the same prior-year periods. The decrease in both periods was primarily due to lower amortization as a result of fully amortized intangible assets in 2024.

Generative AI Litigation Costs
In the third quarter and first nine months of 2024, the Company recorded $4.6 million and $7.6 million, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Impairment Charges
There were no impairment charges in the third quarter or first nine months of 2024.
In the third quarter of 2023, the Company recorded a $2.5 million impairment charge related to an indefinite-lived intangible asset.
In the second quarter of 2023, the Company recorded a $12.7 million impairment charge related to excess leased office space that is being marketed for sublet.
Multiemployer Pension Plan Liability Adjustment
In the third quarter of 2023, the Company recorded a favorable adjustment related to a reduction in its multiemployer pension plan liability of $2.3 million.

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

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Revenues
NYTG	$596,028	$563,903	5.7%	$1,738,578	$1,657,179	4.9%
The Athletic	44,713	34,442	29.8%	122,400	92,758	32.0%
Intersegment eliminations (1)	(563)	—	*	(1,688)	—	*
Total revenues	$640,178	$598,345	7.0%	$1,859,290	$1,749,937	6.2%
Adjusted operating costs
NYTG	$494,485	$466,249	6.1%	$1,445,188	$1,394,268	3.7%
The Athletic	42,075	42,341	(0.6)%	130,855	119,774	9.3%
Intersegment eliminations (1)	(563)	—	*	(1,688)	—	*
Total adjusted operating costs	$535,997	$508,590	5.4%	$1,574,355	$1,514,042	4.0%
Adjusted operating profit (loss)
NYTG	$101,543	$97,654	4.0%	$293,390	$262,911	11.6%
The Athletic	2,638	(7,899)	*	(8,455)	(27,016)	(68.7)%
Total adjusted operating profit	$104,181	$89,755	16.1%	$284,935	$235,895	20.8%
AOP margin % - NYTG	17.0%	17.3%	(30) bps	16.9%	15.9%	100 bps
(1) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
NYTG
Subscription	$422,192	$392,937	7.4%	$1,233,577	$1,152,130	7.1%
Advertising	109,324	108,672	0.6%	319,416	323,091	(1.1)%
Other	64,512	62,294	3.6%	185,585	181,958	2.0%
Total	$596,028	$563,903	5.7%	$1,738,578	$1,657,179	4.9%
The Athletic
Subscription	$31,135	$25,640	21.4%	$88,077	$73,579	19.7%
Advertising	9,046	8,441	7.2%	21,828	18,033	21.0%
Other	4,532	361	*	12,495	1,146	*
Total	$44,713	$34,442	29.8%	$122,400	$92,758	32.0%
I/E (1)	$(563)	$—	*	$(1,688)	$—	*
The New York Times Company
Subscription	$453,327	$418,577	8.3%	$1,321,654	$1,225,709	7.8%
Advertising	118,370	117,113	1.1%	341,244	341,124	—
Other	68,481	62,655	9.3%	196,392	183,104	7.3%
Total	$640,178	$598,345	7.0%	$1,859,290	$1,749,937	6.2%
(1) Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) details by segment
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$306,431	$288,228	6.3%	$897,306	$860,340	4.3%
Sales and marketing	63,442	51,956	22.1%	173,380	165,135	5.0%
Product development	52,672	50,930	3.4%	161,116	151,810	6.1%
Adjusted general and administrative (1)	71,940	75,135	(4.3)%	213,386	216,983	(1.7)%
Total	$494,485	$466,249	6.1%	$1,445,188	$1,394,268	3.7%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$25,971	$22,907	13.4%	$75,862	$67,570	12.3%
Sales and marketing	5,689	10,679	(46.7)%	22,188	26,775	(17.1)%
Product development	8,358	6,503	28.5%	25,319	18,732	35.2%
Adjusted general and administrative (2)	2,057	2,252	(8.7)%	7,486	6,697	11.8%
Total	$42,075	$42,341	(0.6)%	$130,855	$119,774	9.3%
I/E (3)	$(563)	$—	*	$(1,688)	$—	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$331,839	$311,135	6.7%	$971,480	$927,910	4.7%
Sales and marketing	69,131	62,635	10.4%	195,568	191,910	1.9%
Product development	61,030	57,433	6.3%	186,435	170,542	9.3%
Adjusted general and administrative	73,997	77,387	(4.4)%	220,872	223,680	(1.3)%
Total	$535,997	$508,590	5.4%	$1,574,355	$1,514,042	4.0%
(1) Excludes severance of $5.5 million for the first nine months of 2024. There were no severance costs for the third quarter of 2024. Excludes multiemployer pension withdrawal costs of $1.9 million and $4.8 million for the third quarter and first nine months of 2024, respectively. Excludes severance of $3.1 million and $6.4 million for the third quarter and first nine months of 2023. Excludes multiemployer pension withdrawal costs of $1.4 million and $3.9 million for the third quarter and first nine months of 2023, respectively.

(2) Excludes severance of $0.3 million and $0.8 million for the third quarter and first nine months of 2024, respectively. Excludes severance of $1.2 million for the first nine months of 2023. There were no severance costs for the third quarter of 2023.

(3) Intersegment eliminations (“I/E”) related to content licensing recorded in Cost of revenue (excluding depreciation and amortization).
* Represents a change equal to or in excess of 100% or not meaningful.

The New York Times Group
NYTG revenues increased 5.7% in the third quarter of 2024 to $596.0 million from $563.9 million in the third quarter of 2023 and increased 4.9% in the first nine months of 2024 to $1,738.6 million from $1,657.2 million in the first nine months of 2023. Subscription revenues increased 7.4% in the third quarter of 2024 to $422.2 million from $392.9 million in the third quarter of 2023 and increased 7.1% in first nine months of 2024 to $1,233.6 million from $1,152.1 million in the first nine months of 2023 due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues increased 0.6% in the third quarter of 2024 to $109.3 million from $108.7 million in the third quarter of 2023 due to higher digital advertising revenues, partially offset by declines in print advertising revenues. Print advertising decreased primarily as a result of a decrease in column-inches. Digital advertising revenues increased primarily as a result of higher revenues from programmatic advertising and creative services. Advertising revenues decreased 1.1% to $319.4 million from $323.1 million in the first nine months of 2024 due to declines in print advertising revenues, partially offset higher digital advertising revenues. Print advertising revenues decreased primarily as a result of a decrease in column-inches. Digital advertising revenues increased primarily as a result of higher revenues from programmatic advertising and creative services. Other revenues increased 3.6% in the third quarter of 2024 to $64.5 million from $62.3 million in the third quarter of 2023 due to higher Wirecutter affiliate referral revenues, partially offset by lower licensing revenues. Other revenues increased 2.0% in the first nine months of 2024 to $185.6 million from $182.0 million in the first nine months of 2023 due to higher Wirecutter affiliate referral revenues, partially offset by lower book, television and film revenues.
NYTG adjusted operating costs increased 6.1% in the third quarter of 2024 to $494.5 million from $466.2 million in the third quarter of 2023 and increased 3.7% in the first nine months of 2024 to $1,445.2 million from $1,394.3 million in the first nine months of 2023. The increase in costs in the third quarter of 2024 was primarily related to higher journalism and sales and marketing cost, partially offset by lower general and administrative costs. The increase in costs in the first nine months of 2024 was primarily related to higher journalism, subscriber and advertising servicing, product development and sales and marketing costs, partially offset by lower print production and distribution costs, as well as lower general and administrative costs.
NYTG adjusted operating profit increased 4.0% in the third quarter of 2024 to $101.5 million from $97.7 million in the third quarter of 2023 and increased 11.6% in the first nine months of 2024 to $293.4 million from $262.9 million in the first nine months of 2023. The increase in the third quarter and first nine months of 2024 was primarily as a result of higher digital subscription and digital advertising revenues, partially offset by higher adjusted operating costs and lower print advertising and print subscription revenues.
The Athletic
The Athletic revenues increased 29.8% in the third quarter of 2024 to $44.7 million from $34.4 million in the third quarter of 2023 and increased 32.0% in the first nine months of 2024 to $122.4 million from $92.8 million in the first nine months of 2023. Subscription revenues increased 21.4% in the third quarter of 2024 to $31.1 million from $25.6 million in the third quarter of 2023 and increased 19.7% in the first nine months of 2024 to $88.1 million from $73.6 million in the first nine months of 2023, primarily due to growth in digital-only subscribers with The Athletic. Other revenue increased in the third quarter of 2024 to $4.5 million from $0.4 million in the third quarter of 2023 and increased in the first nine months of 2024 to $12.5 million from $1.1 million in the first nine months of 2023, primarily due to an increase in licensing revenue from an Apple licensing deal. Advertising revenues increased 7.2% in the third quarter of 2024 to $9.0 million from $8.4 million in the third quarter of 2023 due to higher revenues from direct-sold display advertising. Advertising revenues increased 21.0% in the first nine months of 2024 to $21.8 million from $18.0 million in the first nine months of 2023, primarily due to higher revenues from direct-sold display advertising, partially offset by a decrease in podcast advertising.
The Athletic adjusted operating costs decreased 0.6% in the third quarter of 2024 to $42.1 million from $42.3 million in the third quarter of 2023 and increased 9.3% in the first nine months of 2024 to $130.9 million from $119.8 million in the first nine months of 2023. The decrease in costs in the third quarter of 2024 was primarily due to lower sales and marketing costs as some media spend was shifted to NYTG for bundle marketing, partially offset by higher journalism and product development costs. The increase in costs in the first nine months of 2024 was primarily related to higher product development and journalism costs, partially offset by lower sales and marketing costs as some media spend was shifted to NYTG for bundle marketing.
The Athletic adjusted operating profit increased in the third quarter of 2024 to $2.6 million from a loss of $7.9 million in the third quarter of 2023. The increase in the third quarter of 2024 is primarily due to higher subscription and other revenues. The Athletic adjusted operating loss decreased in the first nine months of 2024 to $8.5 million from $27.0 million in the first nine months of 2023. The decrease in the first nine months of 2024 is due to higher revenues, partially offset by higher adjusted operating costs.

NON-OPERATING ITEMS
Other Components of Net Periodic Benefit (Costs)/Income
See Note 9 of the Notes to the Condensed Consolidated Financial Statements for information regarding other components of net periodic benefit (costs)/income.
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
The special items in 2024 consisted of:
•$4.6 million of Generative AI Litigation Costs ($3.4 million or $0.03 per share after tax) in the third quarter and $7.6 million ($5.6 million or $0.05 per share after tax) for the first nine months.
The special items in 2023 consisted of:
•A $12.7 million lease-related impairment charge ($9.3 million or $0.06 per share after tax) in the second quarter;
•A $2.5 million charge ($1.8 million or $0.01 per share after tax) related to an impairment of an indefinite-lived intangible asset; and
•A $2.3 million favorable adjustment ($1.7 million or $0.01 per share after tax) related to a reduction in a multiemployer pension plan liability.
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
	For the Quarters Ended			For the Nine Months Ended
	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Diluted earnings per share	$0.39	$0.32	21.9%	$1.03	$0.74	39.2%
Add:
Amortization of acquired intangible assets	0.04	0.04	—	0.12	0.13	(7.7%)
Severance	—	0.02	*	0.04	0.05	(20.0%)
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.03	0.02	50.0%
Other components of net periodic benefit costs	0.01	—	*	0.02	(0.01)	*
Special items:
Generative AI Litigation Costs	0.03	—	*	0.05	—	*
Impairment charges	—	0.02	*	—	0.10	*
Multiemployer pension plan liability adjustment	—	(0.01)	*	—	(0.01)	*
Income tax expense of adjustments	(0.02)	(0.02)	—	(0.07)	(0.07)	—
Adjusted diluted earnings per share (1)	$0.45	$0.37	21.6%	$1.21	$0.94	28.7%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin
	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
Operating profit	$76,727	$63,567	20.7%	$204,456	$147,242	38.9%
Add:
Depreciation and amortization	20,622	21,475	(4.0)%	61,865	64,173	(3.6)%
Severance	329	3,086	(89.3)%	6,230	7,578	(17.8)%
Multiemployer pension plan withdrawal costs	1,883	1,397	34.8%	4,792	3,936	21.7%
Generative AI Litigation Costs	4,620	—	*	7,592	—	*
Impairment charges	—	2,503	*	—	15,239	*
Multiemployer pension plan liability adjustment	—	(2,273)	*	—	(2,273)	*
Adjusted operating profit	$104,181	$89,755	16.1%	$284,935	$235,895	20.8%
Divided by:
Revenue	$640,178	$598,345	7.0%	$1,859,290	$1,749,937	6.2%
Operating profit margin	12.0%	10.6%	140 bps	11.0%	8.4%	260 bps
Adjusted operating profit margin	16.3%	15.0%	130 bps	15.3%	13.5%	180 bps
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)
	For the Quarters Ended
	September 30, 2024				September 30, 2023
(In thousands)	NYTG	The Athletic	I/E (1)	Total	NYTG	The Athletic	Total	% Change
Total operating costs	$515,012	$49,002	$(563)	$563,451	$485,616	$49,162	$534,778	5.4%
Less:
Depreciation and amortization	14,024	6,598	—	20,622	14,654	6,821	21,475	(4.0)%
Severance	—	329	—	329	3,086	—	3,086	(89.3)%
Multiemployer pension plan withdrawal costs	1,883	—	—	1,883	1,397	—	1,397	34.8%
Generative AI Litigation Costs	4,620	—	—	4,620	—	—	—	*
Impairment charges	—	—	—	—	2,503	—	2,503	*
Multiemployer pension plan liability adjustment	—	—	—	—	(2,273)	—	(2,273)	*
Adjusted operating costs	$494,485	$42,075	$(563)	$535,997	$466,249	$42,341	$508,590	5.4%

	For the Nine Months Ended
	September 30, 2024				September 30, 2023
(In thousands)	NYTG	The Athletic	I/E (1)	Total	NYTG	The Athletic	Total	% Change
Total operating costs	$1,505,034	$151,488	$(1,688)	$1,654,834	$1,461,281	$141,414	$1,602,695	3.3%
Less:
Depreciation and amortization	41,990	19,875	—	61,865	43,697	20,476	64,173	(3.6)%
Severance	5,472	758	—	6,230	6,414	1,164	7,578	(17.8)%
Multiemployer pension plan withdrawal costs	4,792	—	—	4,792	3,936	—	3,936	21.7%
Generative AI Litigation Costs	7,592	—	—	7,592	—	—	—	*
Impairment charges	—	—	—	—	15,239	—	15,239	*
Multiemployer pension plan liability adjustment	—	—	—	—	(2,273)	—	(2,273)	*
Adjusted operating costs	$1,445,188	$130,855	$(1,688)	$1,574,355	$1,394,268	$119,774	$1,514,042	4.0%
(1) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 30, 2024, we had cash, cash equivalents and short- and long-term marketable securities of $820.4 million. Our cash and marketable securities balances between December 31, 2023, and September 30, 2024, increased primarily due to cash proceeds from operating activities, partially offset by dividend payments, share repurchases, capital expenditures and share-based compensation withholding tax payments.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2024, the Board of Directors approved an increase in the quarterly dividend to $0.13 per share, which was paid in April 2024. In June and September 2024, the Board of Directors declared a quarterly dividend of $0.13 per share on the Class A and Class B Common Stock, which was paid in July and October 2024. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
In February 2023, the Board of Directors approved a $250.0 million Class A share repurchase program in addition to the existing $150.0 million authorization approved in February 2022. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of September 30, 2024, repurchases under these authorizations totaled approximately $209.8 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $190.2 million under the 2023 authorization. During the nine months ended September 30, 2024, repurchases under these authorizations totaled approximately $60.3 million and we repurchased an additional $7.2 million (excluding commissions and excise taxes) between October 1, 2024 and November 1, 2024, leaving approximately $183.0 million remaining under the 2023 authorization.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	% Change
Operating activities	$258,816	$224,100	15.5%
Investing activities	$(197,459)	$(97,288)	*
Financing activities	$(144,641)	$(111,816)	29.4%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first nine months of 2024 compared with the same prior-year period primarily due to higher net income, partially offset by higher tax payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2024 was primarily related to $177.6 million in net purchases of marketable securities and capital expenditures of $21.1 million.

Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first nine months of 2024 was primarily related to dividend payments of $61.5 million, share repurchases of $60.3 million and share-based compensation tax withholding payments of $21.1 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$258,816	$224,100
Less: Capital expenditures	(21,115)	(16,539)
Free cash flow	$237,701	$207,561
Free cash flow in the first nine months of 2024 was $237.7 million compared with $207.6 million in 2023. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $14.2 million of restricted cash as of September 30, 2024, and $13.7 million as of December 31, 2023, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $22 million and $17 million in the first nine months of 2024 and 2023, respectively. The increase in capital expenditures in 2024 was primarily driven by higher expenditure related to improvements in the Company Headquarters and at our College Point, N.Y., printing and distribution facility. The cash payments related to capital expenditures totaled approximately $21 million and $17 million in the first nine months of 2024 and 2023, respectively.
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
As of September 30, 2024, and December 31, 2023, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2024, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 30, 2024, our critical accounting policies have not changed from December 31, 2023.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2023, details our disclosures about market risk. As of September 30, 2024, there were no material changes in our market risks from December 31, 2023.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2024, is believed to be reasonably possible.
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
In February 2022, the Board of Directors approved a $150.0 million Class A stock repurchase program. In February 2023, in addition to the remaining 2022 authorization, the Board of Directors approved a $250.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of September 30, 2024, repurchases under these authorizations totaled approximately $209.8 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $190.2 million remaining under the 2023 authorization.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	120,184	$52.90	120,184	$202,132,000
August 1, 2024 - August 31, 2024	110,582	$54.00	110,582	$195,861,000
September 1, 2024 - September 30, 2024	110,690	$54.20	110,690	$190,161,000
Total for the third quarter of 2024	341,456	$53.70	341,456	$190,161,000
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 4, 2024	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)