Form 10-K
period 2024-12-31
NEW YORK TIMES CO
filed 2025-02-27
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 28, 2024, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $8.3 billion. As of such date, non-affiliates held 36,758 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 19, 2025 (exclusive of treasury shares) was as follows: 162,522,382 shares of Class A Common Stock and 780,724 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be held on April 30, 2025, are incorporated by reference into Part III of this report.

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
We are a global media organization focused on creating and distributing high-quality news and information that help our audience understand and engage with the world, and this mission has contributed to our success. We believe that The Times’s original, independent and high-quality reporting, storytelling, expertise and journalistic excellence set us apart from other sources and are at the heart of what makes our journalism worth paying for. The quality of our coverage has been widely recognized with many industry and peer accolades, including more Pulitzer Prizes and citations than any other news organization.
The Company includes our digital and print products and related businesses, including:
•our core news product, The New York Times (“The Times”), which is available on our mobile applications, on our website (NYTimes.com) and as a printed newspaper, and associated content such as our podcasts;
•our other interest-specific products, including The Athletic (our sports media product), Audio (our audio product), Cooking (our recipes product) and Games (our puzzle games product), which are available on mobile applications and websites, and Wirecutter (our product review and recommendation offering); and
•our related businesses, such as our licensing operations, our commercial printing operations and other products and services under The Times brand.
As of December 31, 2024, we had approximately 11.43 million subscribers, more than at any point in our history.
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
THE NEW YORK TIMES COMPANY – P. 1

OUR STRATEGY
Our strategy is to be the essential subscription for curious people seeking to understand and engage with the world, which includes:
•being the world’s best general-interest news destination;
•becoming more valuable to more people by helping them make the most of their lives and engage with their passions; and
•creating a more expansive and connected product experience that makes our products indispensable.
Our current aim is to reach 15 million total subscribers by year-end 2027, up from approximately 11.43 million at the end of 2024. We believe that focusing on the following priorities will enable us to become an essential subscription for our addressable market and drive long-term, profitable growth for the Company and our stockholders.
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
We seek to extend our leadership in news by continuing to focus on four major areas: providing expert beat reporting on a broad array of important subjects, offering leading coverage of breaking news, producing signature journalism projects and excelling at ideas-based commentary and criticism.
While general-interest news is and will remain our primary value proposition, we are working to build leadership positions in a handful of areas that occupy a prominent place in global culture alongside general-interest news — including sports, cooking guidance, puzzle gaming and expert shopping recommendations.
In 2025, we plan to continue investing in our journalism and remain committed to providing a multimedia report of depth, breadth, authority, creativity and excellence, produced with a focus on independence and integrity.
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
We plan to continue to invest in engaging content and product features across our products, including audio-visual programming and features. We see these investments as increasing the value of our bundle and contributing to our essential subscription strategy.
Growing subscribers, revenue and profit
We believe we are still in the early days of penetrating the global subscription journalism market, and we aspire to be the leader in that market. In this context, we view a large and growing subscriber base as our best lever for long-term value creation because it generates recurring consumer revenue; has the potential to generate more advertising, affiliate and other revenue opportunities; and contributes to higher marketing efficiency.
We plan to continue our emphasis on growing subscribers through our focus on promoting our bundle of interconnected products, which we believe provides the most value to our users and represents the best opportunity
P. 2 – THE NEW YORK TIMES COMPANY

to monetize our digital products. While we aim to expose more of our subscribers to everything that we offer through the bundle, we continue to offer subscriptions to standalone products as well to attract the widest number of subscribers. We also make an ongoing effort to align our digital pricing model with users’ willingness to pay and the growing value of our products.
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
Using technology and data to propel our growth
Achieving our ambition will require products and technology that match the quality of our journalism. Over the past several years, we have invested substantially in the back-end technology and underlying capabilities that enrich the digital experience for users and empower our journalists and business operators. In 2025, we plan to continue prioritizing these areas, with a focus on strengthening our data management infrastructure, enhancing the platforms that power our multiproduct digital bundle, and advancing machine-learning applications across our business. We have already seen and expect to see further benefits from these investments as they help us better engage, habituate, convert and retain more subscribers.
THE NEW YORK TIMES COMPANY – P. 3

PRODUCTS
The Company’s principal business consists of distributing content through our digital and print platforms. In addition, we distribute selected content on third-party platforms.
We offer a bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile application), The Athletic, and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products. Digital subscriptions can be purchased by individual consumers or as part of group education or group corporate subscriptions. Individual consumers can subscribe to our products directly or through third-party app stores operated by Apple and Alphabet.
Our access model for our digital products generally offers users who have registered free access to a limited amount of content before requiring users to subscribe for access to additional content. We make the choice at times to suspend limits on registered users’ free access to particularly important news coverage. We also make some of our content free as a way to generate large audiences that we monetize through advertising or by eventually converting them into subscribers; this includes Wordle and Connections (daily digital word games) and a portion of our audio journalism (which is distributed both on our digital platforms and on third-party platforms).
The Times’s print newspaper, which commenced publication in 1851, is published seven days a week in the United States. The Times also has an international edition of our print newspaper that is tailored for global audiences and is the successor to the International Herald Tribune, which commenced publication in Paris in 1887. Our print newspapers are sold in the United States and around the world through individual home-delivery subscriptions, bulk subscriptions (primarily by schools and hotels) and single-copy sales. Print home-delivery subscribers are entitled to receive free access to our digital news product, The Athletic, and our Audio, Cooking, Games and Wirecutter products.

SUBSCRIBERS AND AUDIENCE
Our content reaches a broad audience through both digital and print platforms. As of December 31, 2024, we had approximately 11.43 million subscribers across 229 countries and territories.
Paid digital-only subscribers totaled approximately 10.82 million as of December 31, 2024. This includes subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Audio, Cooking, Games and Wirecutter products. International subscribers with a paid digital-only subscription represented over 20% as of December 31, 2024.
The number of paid digital-only subscribers also includes estimated group corporate and group education subscriptions (which collectively represented approximately 6% of total paid digital subscribers as of December 31, 2024). The number of paid group subscribers is derived using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group sales is substantially higher.
According to comScore Media Metrix, an online audience-measurement service, in 2024, our websites and mobile applications had a monthly average of approximately 93 million unique visitors in the United States on either desktop/laptop computers or mobile devices. Globally, including the United States, our websites and mobile applications had a monthly average of approximately 137 million unique visitors on either desktop/laptop computers or mobile devices, according to internal data estimates.
In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the six-month period ended September 30, 2024, according to data collected by the Alliance for Audited Media (“AAM”), an independent agency that audits circulation of most U.S. newspapers and magazines. For the year ended December 31, 2024, The Times’s average circulation (which includes paid and qualified circulation of the newspaper in print) was approximately 253,000 for weekday (Monday to Friday) and 623,000 for Sunday. (Under AAM’s reporting guidance, qualified circulation represents copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies delivered to schools and colleges and copies purchased by businesses for free distribution.)
THE NEW YORK TIMES COMPANY – P. 4

ADVERTISING
We offer a comprehensive portfolio of advertising products and services principally to advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio and video ads; in print in the form of column-inch ads; and at live events.
The majority of our advertising revenue is derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party advertising exchanges.
Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising consists of direct-sold display (which includes website and mobile applications), podcast, email and video advertisements that are sold directly to marketers by our advertising sales teams. Our digital advertising offerings include solutions that use proprietary first-party data to generate predictive insights and help inform our clients’ advertising strategies. Other digital advertising includes advertising revenues generated by programmatic advertising and creative services associated with branded content. In 2024, digital advertising represented approximately 68% of our advertising revenues. Both The New York Times Group and The Athletic have digital advertising revenues in the above categories.
Print advertising for The Times includes revenue from column-inch ads and classified advertising, including line-ads as well as preprinted advertising, also known as freestanding inserts. Column-inch ads are priced according to established rates, with premiums for color and positioning, and classified advertising is paid for on a per-line basis. In 2024, print advertising represented approximately 32% of our advertising revenues. The Athletic does not have a print product and therefore does not generate print advertising revenue.
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.

OTHER REVENUES
We also derive revenue from other activities, which primarily include:
•The Company’s licensing of our intellectual property. We license content to digital aggregators in the business, professional, academic and library markets, in addition to licensing select content to third-party digital platforms for access by their users and for other purposes. As part of our news and syndication services, we license articles, graphics and photographs both directly and through third-party sellers to a wide variety of clients, including newspapers, magazines, websites and other corporations. We also license content for use in television, films and books; provide rights to reprint articles; and create and sell news digests based on our content;
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

THE NEW YORK TIMES COMPANY – P. 5

COMPETITION
We operate in a highly competitive environment subject to rapid change and face significant competition in all aspects of our business. We compete for audience, subscribers, licensees and advertising against a wide variety of companies, including content providers and distributors, news aggregators, search engines, social media platforms, streaming services and products and tools powered by generative artificial intelligence (“AI”), any of which might attract audiences and/or advertisers to their platforms and away from ours. Our news product most directly competes for audience, subscriptions and advertising with other U.S. and global news and information digital and print products, including The Washington Post, The Wall Street Journal, CNN, BBC News, The Guardian and Financial Times. Our digital news product also competes with customized news feeds, news aggregators and social media products of companies such as Apple, Alphabet, ByteDance, Meta Platforms and X, as well as with products and tools powered by generative AI. Our other digital products compete with content providers in their respective categories, as well as other digital media of general interest. In addition, we compete for advertising on digital advertising networks and exchanges with real-time bidding and other programmatic buying channels.
Competition for subscription revenue and audience is generally based upon content breadth, depth, originality, quality, relevance and timeliness; reputation and brand strength; product experience; format; visibility on search engines and social media platforms and in mobile app stores and the extent to which these direct traffic to our digital properties; our products’ pricing and subscription plans and our content access models; and service. Competition for advertising revenue is generally based upon the content and format of our products; audience levels and demographics; advertising rates; service; targeting capabilities; results observed by advertisers; and perceived effectiveness of advertising offerings. We believe that our original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and is at the heart of what makes our journalism worth paying for, and we believe our journalism attracts valuable audiences and provides a safe and trusted platform for advertisers’ brands.

PRINT PRODUCTION AND DISTRIBUTION
The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 22 remote print sites across the United States. We also utilize excess capacity at our College Point facility for commercial printing and distribution for third parties. The Times is delivered in the New York metropolitan area through a combination of our own drivers and agreements with other newspapers and third-party delivery agents. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.
The international edition of The Times is printed under contract at 23 sites throughout the world and is sold in approximately 60 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Domtar Corporation, a large global manufacturer and distributor of paper, market pulp and wood products.
In 2024 and 2023, we used the following types and quantities of paper:

(In metric tons)	2024	2023
Newsprint(1)	55,000	59,000
Coated and Supercalendered Paper(2)	7,900	8,900
(1) Newsprint usage includes paper used for commercial printing.
(2) We use a mix of coated and supercalendered paper for The New York Times Magazine, and coated paper for T: The New York Times Style Magazine.
P. 6 – THE NEW YORK TIMES COMPANY

HUMAN CAPITAL
By acting in accordance with our mission and our values — independence, integrity, curiosity, respect, collaboration and excellence — we serve our readers and society, ensure the continued strength of our journalism and business, and foster a healthy and vibrant Times culture.
The employees who make up our workplace are vital to the continued success of our mission and business and central to our long-term strategy. In order to attract, retain and maximize the contributions of world-class talent from a diversity of backgrounds, we work to create an engaging and rewarding employee experience in a variety of ways, including maintaining an inclusive workplace culture where everyone can do their best work; developing talent; providing equitable and competitive compensation and benefits (total rewards); and supporting employees’ health, safety and well-being.
Our Board of Directors reviews and discusses with management a wide range of human capital management matters, including succession planning, talent development and workplace culture. In addition, our Compensation Committee oversees matters related to human capital management.
As of December 31, 2024, we had approximately 5,900 full-time equivalent employees, which includes more than 2,800 involved in our journalism operations. While we have employees located throughout the world, they are primarily located in the United States.
Maintaining an inclusive workplace culture where everyone can do their best work
We work to support a diverse staff, equitable systems and an inclusive workplace in a variety of ways.
•Promote a culture that aligns with our values. This includes setting and communicating clear expectations for our employees on how to approach their work and engage with, manage and lead each other, as well as a rigorous and transparent process for investigating workplace complaints and concerns. We have teams that work to ensure that our commitment to an equitable workplace is reflected in our employee programs and processes.
•Attract and grow talent. We seek to continuously improve our talent programs and practices to attract and retain the best possible talent, including building candidate pools and pipelines that reflect diverse backgrounds, using inclusive and accessible job descriptions and focusing on consistent and fair processes.
•Offer opportunities for colleagues to connect. We have a wide range of communities, including employee resource groups, clubs and career networks, that help colleagues create a sense of belonging with each other and within the Company; allow space for shared experiences and interests; connect with executive sponsors; and receive mentoring, career development and volunteering opportunities.
•Publish our demographics. Each year, we release data on the composition of our staff. Our reporting currently can be found at www.nytco.com/company/diversity-and-inclusion. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
We value ongoing development and continuous learning throughout the organization. We strive to support and provide enriching opportunities to our employees, including through a range of training, professional development resources, and programs such as our employee mentorship program. We also continue to work to further elevate how we lead, manage and promote people, including bolstering feedback, support and performance enablement systems. We conduct periodic engagement surveys to gauge the experiences, concerns and sentiments of employees in areas such as career development, manager performance and culture.
THE NEW YORK TIMES COMPANY – P. 7

Providing equitable and competitive total rewards
We offer comprehensive total rewards, which are designed to meet the needs of our current and future employees; support the Company’s strategic goals, mission and values; drive a high-performance culture; and offer competitive and equitable pay. In line with our business goals, our total rewards philosophy links compensation to performance. Every two years — most recently in 2023 — we perform a pay-equity study, an in-depth review of our compensation practices conducted with an outside expert to identify, assess and address any inconsistencies in pay for similarly situated employees. We offer comprehensive benefits to eligible employees and their dependents, including defined contribution (401(k)) plans with a company match, as well as an employee stock purchase program, which provides eligible employees the opportunity to purchase our Class A Common Stock at a discount.
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
Collective bargaining agreements
Approximately 43% of our full-time equivalent employees were represented by unions as of December 31, 2024. In addition, some of our Athletic employees are seeking to unionize. The following is a list of our collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates.

Category	Expiration Date
Typographers	March 30, 2025
Voice Actors	October 31, 2025
The New York Times Guild	February 28, 2026
Drivers	March 30, 2026
Machinists	March 30, 2026
Paperhandlers	March 30, 2026
Stereotypers	March 30, 2026
Wirecutter	February 28, 2027
Mailers	March 30, 2027
Pressmen	March 30, 2027
The New York Times Tech Guild	February 29, 2028

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
We operate in a highly competitive environment subject to rapid change. We compete for audience share and subscribers, as well as subscription, advertising and other revenues such as licensing and affiliate referral revenues. Our competitors include content providers and distributors, news aggregators, search engines, social media platforms, streaming services and products and tools powered by generative AI. Competition among these companies is robust, and new competitors can quickly emerge and have in recent years.
Our ability to compete effectively depends on many factors within and beyond our control. These factors include:
•our ability to continue delivering a breadth of high-quality journalism and content that is interesting and relevant to our audience;
•our reputation and brand strength relative to those of our competitors;
•the popularity, usefulness, ease of use, format, performance, reliability and value of our digital products;
•the sustained engagement of our audience directly with our products;
•our visibility on search engines and social media platforms and in mobile app stores;
•our ability to reach new users in the United States and abroad;
•our ability to develop, maintain and monetize our products;
•our products’ pricing and subscription plans and our content access models;
•our ability to effectively protect our intellectual property, including from unauthorized use by generative AI developers in ways that harm our brand and promote the spread of misinformation;
•our marketing and selling efforts, including our ability to differentiate our products and services from those of our competitors;
•our ability to attract, retain and motivate talented employees who are in high demand;
•our ability to provide advertisers with a compelling return on their investments; and
•our ability to manage and grow our business in a cost-effective manner.
Some of our current and potential competitors provide free and/or lower-priced alternatives to our products, and/or have greater resources than we do, which may allow them to compete more effectively than us. Developments in generative AI are increasing such competition, and some of our current and potential competitors may develop new or enhanced products and services or leverage new technologies more quickly or successfully than we are able to. In addition, several companies with competing journalism destinations, subscriptions and other products, such as Apple and Alphabet, control how content is discovered, displayed and monetized in some of the primary environments in which we develop relationships with users, and therefore can affect our ability to compete effectively. Some of these companies encourage their large audiences to access our content, or derivations thereof, and/or competing content within their products, impacting our ability to attract, engage and monetize users directly within our products. In addition, we rely on third-party platforms for a significant portion of our affiliate referral revenue while competing with such platforms for product discovery and recommendation audiences.
Our ability to grow the size and profitability of our subscriber base depends on many factors within and beyond our control, and a failure to do so could adversely affect our results of operations and business.
Subscription revenues make up the majority of our total revenue. Our future growth and profitability depend upon our ability to retain, grow and effectively monetize our audience and subscriber base in the United States and abroad. We have invested and will continue to invest significant resources in our efforts to do so, including our
THE NEW YORK TIMES COMPANY – P. 9

investments in cross-product integrations, but there is no assurance that we will be able to successfully grow our subscriber base in line with our expectations, or that we will be able to do so without taking steps such as adjusting our pricing or incurring subscription acquisition costs that could adversely affect our subscription revenues, margin and/or profitability.
Our ability to attract and grow our digital subscriber base depends on the size of our audience and its sustained engagement directly with our products, including the breadth, depth and frequency of use. The size and engagement of our audience depends on many factors within and beyond our control, including the size and speed of development of the markets for our products; significant news, sports and other events; varied and changing consumer expectations and behaviors (including consumers’ interest in or avoidance of news content and methods of consuming news); public awareness of our brands and sentiment about independent journalism and our brands, content and products; the free access we provide to our content; and the format and breadth of our offerings, among other factors.
The size and engagement of our audience also depends on our ability to successfully manage changes implemented by search engines, social media platforms and operating systems and changes in the digital information ecosystem, including related to generative AI, that affect or could affect the visibility of and traffic to our content. The visibility of and traffic to our content depends in part on referrals from third-party platforms that direct consumers to our content. These third-party platforms increasingly prioritize formats and content that are within their platforms (such as AI-generated content) and/or outside of our primary offerings and may vary their emphasis on what content to highlight for users. This has caused, and we expect may continue to cause, referrals from these platforms to our content to decrease. Additionally, search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, without notice or explanation. Any failure to successfully manage and adapt to changes in how our content, apps, products and services are discovered, prioritized, displayed and monetized could significantly decrease our traffic.
Consumers’ willingness to subscribe to our products may depend on a variety of factors, including our subscription plans and pricing, the perceived differentiated value of being a subscriber, consumers’ discretionary spending habits, and our marketing expenditures and effectiveness, as well as the factors described above that impact the size and engagement of our audience and other factors within and outside our control. Our continued subscriber growth will depend on our ability to adapt, on a cost-effective basis, our content, products, pricing, marketing and payment processing systems for increasing numbers of subscribers. As we increase the size of our subscriber base, we expect it will become increasingly difficult to maintain our rate of growth.
We must also manage the rate at which subscriptions to our products are canceled — what we refer to as our “churn.” Subscriptions are canceled for a variety of reasons, including the factors described above that impact the size and engagement of our audience and consumers’ willingness to subscribe to our products as well as: subscribers’ perception that they do not engage with our content sufficiently, the end of a subscriber’s promotional pricing (which is an important aspect of our strategy) or other adjustments in our subscription pricing, changes in the payment industry (such as changes in payment regulations, standards or policies, including related to renewal and cancellation notice requirements, and the introduction of new subscription management tools), and the expiration or replacement of subscribers’ credit cards. New subscriber cohorts may not retain at the same rate as prior cohorts of subscribers, particularly as we endeavor to encourage users who may spend less time with our products to subscribe.
The future growth of our business and profitability also depends on our ability to successfully monetize our subscriber relationships. We are investing in efforts to encourage subscribers to use and pay for multiple products, primarily through our multiproduct digital bundle, but there can be no assurance that such efforts will continue to be successful in attracting and retaining subscribers. We have also invested in efforts to align our pricing model with users’ willingness to pay and the growing value of our products, and may continue to implement changes in our pricing, subscription plans or pricing model that could have an adverse impact on our ability to attract, engage and retain subscribers and/or on our subscription revenues and profitability.
The number of print subscribers continues to decline as the media industry has transitioned from being primarily print-focused to digital, and we do not expect this trend to reverse. We are limited in our ability to offset the resulting print revenue declines with revenue from home-delivery price increases, particularly as our print products continue to be more expensive relative to other media alternatives, including our digital products. If we are unable to offset and ultimately replace continued print subscription revenue declines with other sources of revenue, such as
P. 10 – THE NEW YORK TIMES COMPANY

digital subscriptions, or if print subscription revenue declines at a faster rate than we anticipate, our operating results will be adversely affected.
Our ability to attract, retain and monetize a significant portion of our users is dependent on third parties. If these third parties make changes outside of our control, it could adversely affect our business, financial condition and results of operations.
Our ability to attract, retain and monetize a portion of our users is dependent upon platforms owned by third parties. For example, some of our subscribers choose to subscribe to our products through third-party app stores operated by Apple and Alphabet, and we rely on third-party platforms for our affiliate referral revenue. If these third parties do not continue to provide their services as we expect or adversely change their fees, commissions or terms for doing so, and if we are unable to adapt effectively to these changes, it could result in a loss of users or revenue, the ineffective monetization of products and/or other missed opportunities; increase our costs; damage our reputation; and adversely affect our financial results. In addition, we are reliant on accurate and timely reporting from these third-party platforms to accurately report certain financial results.
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
We derive substantial revenues from the sale of advertising in our products. Our advertising revenues are sensitive to the macroeconomic environment, as advertiser budgets can fluctuate substantially in response to changing economic conditions. Our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow audiences, collect and leverage data, and demonstrate the value of our advertising and the effectiveness of our products to advertisers. In determining whether to buy advertising with us, advertisers may consider factors such as the demand for our products, focus of our coverage (and reluctance to appear adjacent to some news topics), size and demographics of our audience, public sentiment about our brands, advertising rates, targeting capabilities, results observed by advertisers, and perceived effectiveness of advertising offerings and alternative advertising options.
Companies with large digital platforms, which have greater audience reach, audience data and targeting capabilities than we do, command a large share of the digital advertising market, and we anticipate that this will continue. In addition, there is increasing demand for digital advertising in formats that are dominated by these platforms, particularly vertical short-form video and streaming, and we may not be able to compete effectively in these formats. The remaining market is subject to significant competition among publishers and other content
THE NEW YORK TIMES COMPANY – P. 11

providers, and audience fragmentation. These dynamics have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates and resulting revenues.
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
The evolving standards for delivery of digital advertising, as well as the development and implementation of technology, regulations, policies, practices and consumer expectations that adversely affect our ability to deliver, target or measure the effectiveness of advertising (including blocking the display of advertising, the phase-out of browser support for third-party cookies and of mobile operating systems for advertising identifiers, rapidly evolving privacy regulations and platform requirements providing for additional consumer rights), may also adversely affect our advertising revenues if we are unable to develop effective solutions to mitigate their impact.
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
We believe The New York Times brand is a powerful and trusted brand with a reputation for high-quality independent journalism and content, and this brand is a key element of our business. Our New York Times brand, as well as our other brands, including The Athletic, Cooking, Games and Wirecutter, might be damaged by incidents that erode consumer trust (such as negative publicity), a perception that our journalism is unreliable or biased, or a decline in the perceived value of independent journalism or general trust in the media, which may be in part as a result of changing political and cultural environments in the United States and abroad, active campaigns by domestic or international political or commercial actors or changes in the information ecosystem. Our brand and reputation could also be adversely impacted by negative claims or publicity regarding the Company or its operations, products, services, employees, practices (including social, data privacy and environmental practices) or business affiliates (including advertisers), as well as our potential inability to adequately respond to such negative claims or publicity, even if such claims are untrue. Our brand and reputation could also be damaged if we fail to provide adequate customer service, or by failures of third-party vendors we rely on in many contexts. We invest in defining and enhancing our brands. These investments are considerable and may not be successful. To the extent our brand and reputation are damaged, our ability to attract and retain audience, subscribers, advertisers and/or employees could be adversely affected, which could in turn have an adverse impact on our business, revenues and operating results.
Generative AI technology may negatively impact our ability to attract, engage, and retain audience and subscribers; protect and monetize our intellectual property; maintain and grow other revenue streams; and retain and grow trust in our brand and journalism; and may involve other risks.
Recent advances and continued rapid development in generative AI technology may significantly alter the market for our products and services. Generative AI tools powered by models that have been trained or grounded on our content, or that are able to display and produce output that contains, is similar to, is based on, or purports to be our content – without our permission, fair compensation or proper attribution – may significantly reduce our online
P. 12 – THE NEW YORK TIMES COMPANY

traffic; decrease our audience size; reduce current and potential subscriber demand; infringe our intellectual property rights; harm existing and potential revenue streams; damage our brand and reputation (e.g., through misattribution of incorrect information to us); and adversely affect our business, revenues and results of operations.
Protecting and enforcing our intellectual property rights against third parties that have used and may continue to use our content and trademarks without authorization is and may continue to be costly and time consuming. The application of existing laws and regulations to new technologies, including generative AI, remains unsettled, and the development of the law in this area could impact our ability to protect our intellectual property from infringing and competitive uses and enforce our rights in it. In December 2023, we filed a lawsuit against Microsoft Corporation and various OpenAI defendants that included claims related to their unlawful and unauthorized copying and use of our journalism and other content. See “Item 3 — Legal Proceedings” for additional information. There can be no assurance that we will be successful in this litigation, or in preventing other generative AI developers from using our content without authorization or fair compensation. Our business, brand, financial condition and results of operations may suffer as a result.
We also use generative AI tools that may implicate intellectual property and data protection laws and regulations and raise cybersecurity, confidentiality and technical risks. The use of these tools may also cause brand or reputational harm, including if the output is deficient, inaccurate, biased or otherwise problematic. Our use of generative AI tools may also disrupt our relationship with employees and/or result in labor disputes if the tools are viewed as displacing workers. Our use of generative AI tools and addressing the associated risks will continue to require resources to minimize unintended and harmful impacts. Accordingly, our use of, or perceptions of the way that we use, generative AI could adversely affect our business, brand, financial condition or results of operations.
Our business and financial results may be adversely impacted by economic, market and political conditions or other events or conditions causing significant disruption.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic weakness, instability, uncertainty and volatility, including the potential for a recession; a competitive labor market; inflation; supply chain disruptions; high interest rates; and political and sociopolitical uncertainties and conflicts.
These factors may result in declines and/or volatility in our results. For example, our advertising revenues have been and could be further adversely affected as advertisers respond to economic, political or public health conditions by reducing their budgets or shifting spending patterns or priorities. In addition, such conditions may lead to fluctuations in the size and engagement of our audience, which can impact our ability to attract, engage and retain audience and subscribers.
Furthermore, to the extent economic conditions lead consumers to reduce spending on discretionary activities, subscribers may increasingly shift to free or lower-priced subscription options and/or our ability to retain current and obtain new subscribers or implement price increases could be hindered, which would adversely impact our subscription revenue. Additionally, consumers may reduce the product purchases through which we generate affiliate referral revenues.
Macroeconomic pressures and shifts in the broader consumer and regulatory environment could cause large-scale platforms to make changes that adversely impact our business. We depend on these platforms for traffic, affiliate referral revenue share agreements and content licensing revenue. While we have agreements with certain large platforms pursuant to which we license our content, there is no guarantee that these content license agreements will be renewed on terms favorable to us or at all.
Our costs may also be adversely affected by economic or other conditions. Our employee-related costs and printing and distribution costs have been impacted in the past and may be impacted in the future by inflation and higher costs. Inflation and market volatility may also adversely impact our investment portfolio and our pension plan obligations. Additionally, we own and lease commercial real estate and are subject to associated risks, including that the size of our real estate portfolio becomes unsuited to our needs, that we are unable to secure subleases for owned or leased property, counterparty risk associated with subleases and liquidity risk associated with our owned properties, all of which are sensitive to macroeconomic conditions, changes in the real estate market and demographic trends.
Any events causing significant disruption or distraction to the public or to our workforce or impacting economic conditions, such as supply chain disruptions, political instability or crises, economic instability, war, public
THE NEW YORK TIMES COMPANY – P. 13

health crises, social unrest, terrorist attacks, natural disasters and other adverse weather and climate conditions, or other unexpected events, could also disrupt our operations or the operations of one or more of the third parties on which we rely. If a significant portion of our workforce or the workforces of the third parties with which we do business (including our advertisers, newsprint suppliers or print and distribution partners) is unable to work due to power outages, connectivity issues, illness or other causes that impact individuals’ ability to work, our operations and financial performance may be adversely impacted.
The future impact that economic, political and public health conditions will have on our business, operations and financial results is uncertain and will depend on numerous evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may accelerate or worsen other risks.
The international scope of our business exposes us to risks inherent in foreign operations.
We have locations and staff around the world, and our products are generally offered globally. We are focused on expanding the international scope of our business and face the inherent risks associated with doing business globally, including:
•laws, regulations, policies or other governmental actions that impact our operations and business, including restrictions on access to our content and products; the barring, expulsion or detention of journalists or other employees; or other restrictive or retaliatory actions or behavior;
•effectively staffing and managing foreign operations;
•providing for the health and safety of our journalists and other employees and affiliates;
•potential legal, political or social uncertainty and volatility or catastrophic events, including wars and terrorist events, that could restrict our journalists’ travel or otherwise adversely impact our operations and business and/or those of the companies with which we do business;
•protecting and enforcing our intellectual property and other rights under varying legal regimes;
•complying with generally applicable laws and regulations, including those governing intellectual property; defamation; publishing certain types of information; labor, employment and immigration; tax; payment processing; privacy; data protection; consumer marketing and subscriptions practices; and U.S. and foreign anticorruption laws and economic sanctions;
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
Our production and distribution facility and our print partners rely on suppliers for deliveries of newsprint. The price of newsprint has historically been volatile, and its cost and availability may be affected by various factors, including supply chain disruptions (including as a result of natural disasters and fires, which may occur more frequently or with more severity as a result of climate change), transportation issues, labor shortages or unrest, conversion to paper grades other than newsprint, higher tariffs and other disruptions that may affect production or deliveries of newsprint. A significant increase in the price of newsprint, or a significant disruption in our or our partners’ newsprint supply chain, would adversely affect our operating results.
Financial pressures, newspaper industry trends or economics, labor shortages or unrest, changing legal obligations regarding classification of workers or other circumstances that affect our print and distribution partners and/or lead to reduced operations or consolidations or closures of print sites, newsprint mills and/or distribution
P. 14 – THE NEW YORK TIMES COMPANY

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
Expectations relating to environmental, social and governance matters, and any related reporting obligations, may impact our businesses.
U.S. and international regulators, investors and other stakeholders continue to focus on environmental, social and governance, or “ESG,” matters. New domestic and international laws and regulations relating to these matters, including environmental sustainability and climate change, human capital management, privacy and cybersecurity, are under consideration, have recently been adopted or are currently being challenged or debated.
Certain laws and regulations relating to environmental matters include specific, target-driven disclosure requirements or obligations; may require additional investments, increased attention from management and the implementation of new practices and reporting processes; and may involve additional compliance risk. In addition, we have undertaken or announced sustainability-related actions and goals that require ongoing investments and changes to our operations. There is no assurance that our initiatives will achieve their intended outcomes or that we will achieve these goals. In addition, our ability to implement some initiatives is dependent on external factors. For example, our ability to carry out our sustainability initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale. Furthermore, factors such as changes in methodologies and processes for reporting environmental data, improvements in third-party data and the evolving standards for identifying, measuring and reporting such metrics, including disclosures that may be required by regulators, could impact our reporting of and progress toward our own goals and/or commitments.
Perceptions of our initiatives and commitments in these areas may differ widely, including in different jurisdictions, and present risks to our brand and reputation. We may be criticized for steps taken or not taken, or any failure or perceived failure, by us to comply with complex, technical and rapidly evolving laws and regulations or meet expectations, which may negatively impact our reputation. In addition, any such failure or perceived failure may result in penalties or fines. If resistance to ESG-related initiatives continues to grow, we may be subject to heightened scrutiny, litigation or regulatory proceedings, or reputational damage.
Litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged defamation, consumer class actions and labor and employment-related matters, as well as regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Public figures who are the subjects of news reporting have in certain instances become more active pursuing defamation and/or libel lawsuits against media outlets. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of the attention of management and other personnel, harm to our reputation, and other factors.
THE NEW YORK TIMES COMPANY – P. 15

Risks Related to Intellectual Property
Our business may suffer if we cannot protect our intellectual property.
Our business depends on our intellectual property, including our valuable trademarks, copyrighted content and internally developed technology. We believe the protection and monetization of our proprietary trademarks, copyrighted content and patented technology, as well as other intellectual property, is critical to our continued success and maintaining our competitive position. Our ability to protect and monetize our intellectual property is subject to the protections available under intellectual property laws in the United States and other applicable jurisdictions. Governmental authorities may enact new laws, or urge interpretations of existing laws, that limit the Company's intellectual property rights, including in relation to the unauthorized use of the Company's content by generative AI companies, which may negatively impact the Company’s ability to protect and generate revenue from its intellectual property. Unauthorized parties, including generative AI developers, have unlawfully misappropriated our brand, content, technology and other intellectual property and may continue to do so, and the measures we take to protect and enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
Advancements in technology, including advancements in generative AI technology, have made widescale, systematic unauthorized copying and dissemination and exploitation of unlicensed content easier, including by anonymous foreign actors. At the same time, intellectual property protection and enforcement have become more costly and challenging, in part due to the increasing volume and sophistication of attempts at unauthorized use of our intellectual property. As our business and the presence and impact of bad actors become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in other jurisdictions. In addition, intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet.
We are currently engaged in litigation in the United States to enforce our intellectual property rights, and we may in the future be required to do so in the United States or elsewhere. Such litigation has been and may continue to be costly and time-consuming. See “Item 3 — Legal Proceedings” for additional information.
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
If we are unsuccessful in defending against third-party intellectual property infringement claims, these claims may require us to enter into royalty or licensing agreements on unfavorable terms, alter how we present content to our users, alter certain of our operations and/or otherwise incur substantial monetary liability. The occurrence of any of these events as a result of these claims could result in substantially increased costs or otherwise adversely affect our business. For claims against us, insurance may be insufficient or unavailable, and for claims related to actions of third parties, either indemnification or remedies against those parties may be insufficient or unavailable.
P. 16 – THE NEW YORK TIMES COMPANY

Risks Related to Our Data Platform, Information Systems and Other Technology
Our success depends on our ability to effectively improve and scale our technical and data infrastructure.
Our ability to attract, retain, monetize and protect our users is dependent upon the reliable performance and increasing capabilities and integration of our products and our underlying technical and data infrastructure. As our business continues to grow in size, scope and complexity, and as legal requirements and consumer expectations continue to evolve, we must continue to invest significant resources to maintain, integrate, improve, upgrade, scale and protect our products and technical and data infrastructure, including some legacy systems. Our failure to do so effectively, or any significant disruption in our service or adverse impact on user experience, could damage our reputation, result in a potential loss of users or ineffective monetization of products or other missed opportunities, subject us to fines and civil liability and/or adversely affect our financial results.
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
Security incidents and other network and information systems disruptions could affect our ability to conduct our business effectively, cause us to incur significant costs, subject us to significant liability and/or damage our reputation.
Our operations depend on our ability to protect our information systems against interruption, breach or other damage. Our systems store and process confidential subscriber, user, employee and other sensitive personal and Company data. In addition, we rely on the technology, systems and services provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery, administrative functions (including payroll processing and certain finance and accounting functions) and other operations.
We regularly face attempts to breach our security and compromise our information technology systems from a broad range of actors. These actors, whether internal or external to the Company, may use a blend of technology and social engineering techniques (including denial of service attacks, ransomware, phishing or business email compromise attempts intended to induce our employees, business affiliates and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service, exfiltrate data or otherwise interfere with our business. Information security threats are constantly evolving in sophistication and volume and attackers may use generative AI and machine learning to launch more automated, targeted, sophisticated and coordinated attacks against targets, potentially increasing the difficulty of detecting and successfully defending against them. A successful breach could occur and persist for an extended period of time before being detected. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of factors such as the high-profile nature of the Company’s business operations and the various jurisdictions in which we and our third-party providers operate; the use of generative AI tools; remote and hybrid working; employee use of personal devices, which may not have the same level of protection as Company devices and networks; and use of legacy software systems. Cybersecurity vulnerabilities can also arise from human error, fraud or malice on the part of our employees, other insiders or third parties, or from technology or product enhancements or the migration of information and data to new technology platforms, systems or applications. From time to time, we experience security incidents and other network and information systems disruptions. To date, no incidents have had a material adverse effect on our business, financial condition or results of operations. However, there is no assurance that incidents or disruptions will not have a material adverse effect in the future. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence.
In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of power, systems or connectivity outages; natural disasters (including increased storm severity and flooding), which may occur more frequently or with more severity as a result of climate change; fires; human error, fraud or malice; public health conditions; acts of terrorism; or other similar events.
THE NEW YORK TIMES COMPANY – P. 17

We have implemented controls and taken other preventative measures designed to strengthen our systems and to improve the resiliency of our business against such incidents and attacks, including measures designed to reduce the impact of a security incident at our third-party vendors. These efforts are expensive to develop, implement and maintain; require ongoing monitoring and updating as technologies change and as efforts to overcome security measures become more sophisticated; and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to and recover from a security incident and/or to mitigate any security vulnerabilities that may be identified in the future could be significant. Additionally, any contractual protections with our third-party vendors, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from a security incident.
There can also be no assurance that the actions, measures and controls we have implemented will be effective or that they will be sufficient to prevent a future security incident or other disruption, and our disaster recovery planning cannot account for all eventualities. Such an event could result in a disruption of our services; improper access, use, alteration or disclosure of personal data or other confidential information; loss of information; or theft or misuse of our intellectual property. In addition, if we experience or are perceived to experience a security incident, or are perceived to fail to respond appropriately to any security incident that we may experience, it could divert management’s attention; require us to expend resources to investigate, respond to and recover from such a security incident or defend against further attacks; subject us to litigation, regulatory or other government inquiries or investigations and/or liability; harm our reputation; or otherwise adversely affect our business, financial condition or results of operations.
While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover losses related to any future incidents involving our data or systems, and we cannot be certain our insurance coverage will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim.
Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing and subscriptions practices could adversely affect our business.
Our business is subject to various laws and regulations in the U.S. and abroad with respect to the processing, privacy and security of personal data, as well as our consumer marketing and subscriptions practices. These laws and regulations, and interpretation thereof, differ across jurisdictions and continue to evolve and expand.
Various laws and regulations govern the processing, privacy and security of the data we receive from and about individuals, including the European General Data Protection Regulation and ePrivacy Directive; California’s Consumer Privacy Act and Consumer Privacy Rights Act and other states’ privacy laws; and others. Failure to protect personal data in accordance with these requirements, provide individuals with adequate notice of our privacy policies, respond to consumer rights requests or obtain required valid consent where applicable, for example, could subject us to liability.
In addition, various laws and regulations govern the manner in which we market our subscription products, including with respect to subscriptions, billing, automatic renewals and cancellation. These laws, as well as any changes in these laws or how they are interpreted, could adversely affect our ability to attract and retain subscribers and the rate with which consumers cancel subscriptions.
There has been ongoing focus on and regulatory scrutiny related to laws and regulations governing privacy, data protection, consumer marketing and subscriptions practices. Existing and new laws and regulations in these areas have imposed and may continue to impose obligations that affect our business; place increasing demands on our technical infrastructure and resources; require us to incur increased compliance costs; and cause us to further adjust our advertising, marketing, security or other business practices. For example, we continue to work on several significant privacy engineering projects to integrate a number of internal systems, including our data platform, with third-party software to centralize and enhance our privacy compliance capabilities. As we continue these projects over the next several years, we may experience disruptions or difficulties that could adversely affect our business.
Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations and/or our policies, could expose us to penalties and/or civil or criminal liability and result in claims against us by governmental entities, classes of litigants or others, regulatory
P. 18 – THE NEW YORK TIMES COMPANY

inquiries, negative publicity and a loss of confidence in us by our users and advertisers. Each of these consequences could adversely affect our business and results of operations. From time to time, we are party to litigation and regulatory inquiry relating to these laws.
We are subject to payment processing risk.
We accept payments through third parties using a variety of different payment methods, including credit and debit cards and direct debit, as well as alternative payment methods such as PayPal. We rely on third parties’ and our own internal systems to process payments. Acceptance and processing of these payment methods are subject to differing certifications, rules, regulations, industry standards and laws concerning subscriptions, billing and automatic renewals, which continue to evolve, and require payment of interchange and other transaction fees. To the extent there are increases in payment processing fees, disruptions in our or third-party payment processing systems; errors in charges made to subscribers; material changes in the payment ecosystem such as large reissuances of payment cards by credit card issuers and the introduction of new subscription management tools; or significant changes to certifications, rules, regulations, industry standards or laws concerning payment processing, our ability to accept payments or retain users could be hindered, we could experience increased costs, and we could be subject to fines and civil liability, which could harm our reputation and adversely impact our revenues, operating expenses and/or results of operations.
In addition, we have experienced, and from time to time may continue to experience, fraudulent use of payment methods. If we are unable to adequately control and manage this practice, it could result in inaccurately inflated subscriber figures used for internal planning purposes and public reporting, which could adversely affect our ability to manage our business and harm our reputation. If we are unable to maintain our fraud and chargeback rate at acceptable levels, our card approval rate may be impacted, and card networks could impose fines and additional card authentication requirements or terminate our ability to process payments, which would impact our business and results of operations as well as result in negative consumer perceptions of our brand. Our measures to mitigate fraud may not be or remain effective and may need to be continually improved as fraudulent schemes become more sophisticated. These measures may add friction to our subscription processes, which could adversely affect our ability to add and retain subscribers.
The termination of our ability to accept payments on any major payment method would significantly impair our ability to operate our business, including our ability to add and retain subscribers and collect subscription and advertising revenues, and would adversely affect our results of operations.
Our business depends on continued and unimpeded access to the internet and cloud-based hosting services we utilize.
We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing, storage and bandwidth needs. Any interruptions to these services could result in interruptions in service to our subscribers, users, advertisers and/or the Company’s critical business functions, notwithstanding business continuity or disaster recovery plans or agreements that may currently be in place with these providers. This could result in unanticipated downtime and/or harm to our operations, reputation and operating results. A transition of these services to different cloud providers would be difficult, time consuming and costly to implement. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.
In addition, if we or those who engage with our content experience disruptions in internet service or if internet service providers are able to block, degrade or charge for access to our content, it could decrease the demand for, or the usage of, our content and products, increase our cost of doing business and adversely affect our operating results.
Risks Related to Our Employees and Pension Obligations
If we are unable to attract and maintain a talented and diverse workforce, it could have a negative impact on our competitive position, reputation, business, financial condition or results of operations.
Our ability to attract, develop, retain and maximize the contributions of world-class talent of diverse backgrounds, and to create the conditions for our people to do their best work, is vital to the continued success of our business and central to our long-term strategy. Our employees and the individuals we seek to hire are highly sought after by our competitors and other companies, some of which have greater resources than we have and may offer compensation and benefits packages that are perceived to be better than ours. As a result, we may incur significant
THE NEW YORK TIMES COMPANY – P. 19

costs to attract new employees and retain our existing employees, and we may lose talent through attrition and/or be unable to hire new employees quickly enough to meet our needs.
Our continued ability to attract and retain highly skilled talent for all areas of our organization depends on many factors, including the compensation and benefits we provide, career development opportunities that we provide, our reputation and our workplace culture. Our employee-related costs have grown in recent years, including as a result of a competitive labor market and inflation, and they may further increase. In addition, stock-based compensation is an important component of our overall compensation, and if the perceived value of our equity awards relative to those of our competitors declines, including as a result of declines in the market price of our Class A Common Stock or changes in perception about our prospects, that may adversely affect our ability to recruit and retain talent. Additionally, we are subject to complex, technical and rapidly evolving domestic and international laws and regulations related to labor, employment and benefits, and any noncompliance, or alleged noncompliance, could cause us reputational harm and adversely impact our ability to attract and retain staff.
If we were unable to attract and retain a talented and diverse workforce, it would disrupt our operations and our ability to complete ongoing projects; would impact our competitive position and reputation; and could adversely affect our business, financial condition or results of operations. Effective succession planning is also important to our long-term success, and a failure to effectively ensure the transfer of knowledge and to train and integrate new employees could hinder our strategic planning and execution.
A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor agreements were to increase our costs or further restrict our ability to maximize the efficiency of our operations.
Approximately 43% of our full-time equivalent employees were represented by unions as of December 31, 2024. In addition, some of our Athletic employees are seeking to unionize. We are required to negotiate the wages, benefits and other terms and conditions of employment with these unionized employees collectively.
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
Our main operating costs are employee-related costs, which have been increasing in recent years, are sensitive to inflationary pressures, and are likely to continue increasing. Our ability to make short-term adjustments to manage our costs or to make changes to our business strategy may be limited by certain of our collective bargaining agreements and constrained by labor market conditions, and therefore our employee-related costs may not decrease proportionately with revenues if revenues were to decline. Furthermore, as print-related revenues decline, we cannot always make proportional reductions in the costs associated with the printing and distribution of our newspaper and our commercial printing business. If we were unable to implement cost-control efforts effectively or reduce our operating costs sufficiently in response to a decline in our revenues, our profitability would be adversely affected. Additionally, it is possible that future cost control efforts may affect the quality of our products and our ability to generate future revenues.
P. 20 – THE NEW YORK TIMES COMPANY

The size and volatility of our pension plan obligations may adversely affect our operations, financial condition and liquidity.
We sponsor a frozen single-employer defined benefit pension plan. Although we have frozen participation and benefits under this plan and have taken other steps to reduce the size and volatility of our pension plan obligations, our results of operations will be affected by the amount of income or expense we record for and the contributions we are required to make to this plan.
In addition, the Company and the NewsGuild of New York jointly sponsor a defined benefit plan that continues to accrue active benefits for certain employees represented by the NewsGuild.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing those plans. Although as of December 31, 2024, our qualified defined benefit pension plans had plan assets that were approximately $71 million above the present value of future benefit obligations, our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include legislative changes; demographic changes and assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and debt markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, the Company sponsors several non-qualified pension plans, with unfunded obligations totaling approximately $167 million as of December 31, 2024. Although we have frozen participation and benefits under all but one of these plans and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
Our participation in multiemployer pension plans may subject us to liabilities that could materially adversely affect our results of operations, financial condition and cash flows.
We participate in, and make periodic contributions to, three multiemployer pension plans. Our required contributions to certain plans have been impacted and may be further impacted by changes in our production, distribution and commercial printing operations.
The risks of participating in multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we withdraw from a multiemployer plan, we may be required to pay the plan an amount based on the plan’s underfunded status, referred to as withdrawal liability. Our withdrawal liability for any multiemployer pension plan will depend on the nature and timing of any triggering event and the extent of that plan’s funding of vested benefits. In addition, under federal pension law, when a multiemployer pension plan is classified as “endangered,” “critical” or “critical and declining,” we can be required to make additional contributions and/or benefit reductions may apply. Currently, one of the significant multiemployer plans in which we participate is classified as “critical and declining.”
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
THE NEW YORK TIMES COMPANY – P. 21

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
Acquisitions may involve significant risks and uncertainties, including difficulties in integrating and managing acquired businesses (including cultural challenges associated with transitioning employees from the acquired company into our organization); failure to correctly anticipate liabilities, deficiencies, or other claims and/or other costs; diversion of management attention from other business concerns or resources; use of resources that are needed in other parts of our business; possible dilution of our brand or harm to our reputation; the potential loss of key employees; risks associated with strategic relationships; risks associated with integrating operations and systems, such as financial reporting, internal control, compliance and information technology (including cybersecurity and data privacy controls) systems, in an efficient and effective manner; and other unanticipated problems and liabilities.
Competition for certain types of acquisitions is significant. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to achieve our intended strategy or provide the anticipated benefits, may cause us to incur unanticipated costs or liabilities, may result in write-offs of impaired assets, and may fall short of expected return on investment targets, which could adversely affect our business, results of operations and financial condition.
In addition, we have divested and may in the future divest certain assets or businesses that no longer fit within our strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. These include the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, loss of key employees and possible retention of certain liabilities related to the divested business.
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
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to acquire and develop new products and services. These efforts present numerous risks and challenges, including the need for us to appeal to new audiences, apply our expertise in new areas, develop additional expertise in certain areas, overcome technological and operational challenges and effectively allocate capital resources; new and/or increased costs (including marketing and compliance costs and costs to recruit, integrate and retain talented employees); risks associated with strategic relationships such as content licensing; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
Although we believe we have a strong and well-established reputation as a global media company, our ability to market our products effectively, and to gain and maintain an audience, particularly for some of our newer digital products, is not certain, and, if they are not favorably received, our brand may be adversely affected. Even if our products and services are favorably received, they may not advance our business strategy as expected, may result in unanticipated costs or liabilities and may fall short of expected return on investment targets or fail to generate sufficient revenue to justify our investments, which could result in write-offs of impaired assets and/or adversely affect our business, reputation, results of operations and financial condition.
P. 22 – THE NEW YORK TIMES COMPANY

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
We are party to a revolving credit agreement that provides for a $350 million unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 31, 2024, there were no outstanding borrowings under the Credit Facility. See Note 10 of the Notes to the Consolidated Financial Statements for a description of the Credit Facility.
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
From time to time the Company may need or desire to access the long-term and short-term capital markets to obtain financing. The Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to, the Company’s financial performance, its credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that the Company will have access to the capital markets on terms acceptable to it. In addition, economic conditions, such as volatility or disruption in the credit markets, could adversely affect our ability to obtain financing to support operations or to fund acquisitions or other capital-intensive initiatives.
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
THE NEW YORK TIMES COMPANY – P. 23

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Trust underpins our mission and values and we believe that cybersecurity is important to our success. We are susceptible to a number of cybersecurity threats, including those common to most industries as well as those we face as a global media organization whose systems store and process confidential subscriber, user, employee and other personal and Company data. We, and third parties with which we work and on which we rely, regularly face attempts to breach our security and compromise our information technology systems from a broad range of actors. A cybersecurity incident impacting us or any such third party could disrupt our services, result in the compromise of confidential information; result in theft or misuse of our intellectual property; divert management’s attention; require us to expend resources to mitigate the effects of such a security incident; subject us to litigation, regulatory or other government inquiries or investigations and/or liability; harm our reputation; or otherwise adversely affect our business, financial condition or results of operations.
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
Our cybersecurity department, led by our CISO, has primary responsibility for our enterprise-wide information security program, and our risk management team works closely with our cybersecurity department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs on an ongoing basis. Our current CISO has held that position since 2022 and has broad information technology experience as a result of that role and past work experience. Our CISO manages a team with broad cybersecurity experience, including in cybersecurity threat management, cybersecurity training and education, incident response, cyber forensics, insider threats and regulatory compliance. The cybersecurity department receives support to maintain the information security program from other functions, such as information technology, corporate security, internal audit and legal. Our CISO is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from the internal team. We also engage and rely on third parties to support our information security program, such as assessors, consultants, contractors, auditors and other third-party service providers. In addition, we maintain policies and processes to assess and manage risks relating to third-party service providers, based on the nature of the engagement with the third party and based on the information and information
P. 24 – THE NEW YORK TIMES COMPANY

systems to which the third party will have access. We maintain policies to conduct due diligence before onboarding new service providers and maintain ongoing evaluations to ensure compliance with our security standards.
From time to time, we experience security incidents. As of the date of this report, no cybersecurity incidents have had a material adverse effect on our business, financial condition or results of operations. Notwithstanding our ongoing investments in our cybersecurity program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cyber risk insurance, the costs relating to certain kinds of security incidents could be substantial, and our insurance may not be sufficient to cover losses related to any future incidents involving our data or systems.
See Item 1A. “Risk Factors — Risks Related to our Data Platform, Information Systems and Other Technology — Security incidents and other network and information systems disruptions could affect our ability to conduct our business effectively, cause us to incur significant costs, subject us to significant liability and/or damage our reputation” and “— Failure to comply with laws and regulations with respect to privacy, data protection and consumer marketing and subscriptions practices could adversely affect our business” for a discussion of cybersecurity risks that may impact us.

ITEM 2. PROPERTIES
We own and lease various real properties in the U.S. and around the world, including in Europe and Asia. Our principal executive offices are located at 620 Eighth Avenue, New York, N.Y., in our headquarters building (the “Company Headquarters”), which was completed in 2007 and consists of approximately 1.54 million gross square feet. We own a leasehold condominium interest representing approximately 828,000 gross square feet in the building. As of December 31, 2024, we had leased approximately 296,000 gross square feet to third parties.
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

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of December 31, 2024, is believed to be reasonably possible.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

THE NEW YORK TIMES COMPANY – P. 25

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 27, 2025
A.G. Sulzberger	44	2009	Chairman (since 2021) and Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015 to 2016); Assistant Editor (2012 to 2015)
Meredith Kopit Levien	53	2013	President and Chief Executive Officer (since 2020); Executive Vice President and Chief Operating Officer (2017 to 2020); Executive Vice President and Chief Revenue Officer (2015 to 2017); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013)
William Bardeen	50	2004	Executive Vice President and Chief Financial Officer (since 2023); Chief Strategy Officer (2018 to 2023); Senior Vice President, Strategy and Development (2013 to 2018)
R. Anthony Benten	61	1989	Senior Vice President, Treasurer (since 2016) and Chief Accounting Officer (since 2019); Corporate Controller (2007 to 2019); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	56	2004	Executive Vice President and Chief Legal Officer (since 2024); Executive Vice President and General Counsel (2017 to 2024); Secretary (2011 to 2023); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)
Jacqueline Welch	55	2021	Executive Vice President and Chief Human Resources Officer (since 2021); Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer, Freddie Mac (2016 to 2020); independent consultant (2014 to 2016); Senior Vice President, Human Resources – International (2010 to 2013) and Senior Vice President, Talent Management and Diversity (2008 to 2010), Turner Broadcasting

P. 26 – THE NEW YORK TIMES COMPANY

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “NYT.” The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 19, 2025, was as follows: Class A Common Stock: 4,223; Class B Common Stock: 24.
In February 2025, the Board of Directors approved a quarterly dividend of $0.18 per share, an increase of $0.05 per share from the previous quarter. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
October 1, 2024 - October 31, 2024	124,876	$55.26	124,876	$183,261,000
November 1, 2024 - November 30, 2024	188,171	$54.18	188,171	$173,065,000
December 1, 2024 - December 31, 2024	140,033	$54.25	140,033	$165,469,000
Total for the fourth quarter of 2024	453,080	$54.52	453,080	$165,469,000
(1)The Board of Directors approved Class A stock repurchase programs in February 2022 ($150.0 million), February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. Through February 19, 2025, the aggregate purchase price of repurchases under these programs totaled approximately $266.9 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $483.1 million remaining under the 2023 and 2025 authorizations. There is no expiration date with respect to these authorizations.
THE NEW YORK TIMES COMPANY – P. 27

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 31, 2024, on an assumed investment of $100 on December 31, 2019, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Media & Entertainment Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index,
S&P 1500 Media & Entertainment Index and The New York Times Company’s Class A Common Stock

ITEM 6. [RESERVED]

P. 28 – THE NEW YORK TIMES COMPANY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 31, 2024, and results of operations for the two years ended December 31, 2024. Please read this item together with our Consolidated Financial Statements and the related Notes included in this Annual Report. For comparison of results of operations for the fiscal years ended December 31, 2023, and December 31, 2022, see Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the SEC on February 20, 2024.
Significant components of the management’s discussion and analysis of results of operations and financial condition section include:

		PAGE
Executive Overview:	The executive overview section provides a summary of The New York Times Company and our business.	29
Results of Operations:	The results of operations section provides an analysis of our results on a consolidated basis and segment information.	33
Non-Operating Items:	The non-operating items section discusses certain non-operating items.	44
Non-GAAP Financial Measures	The Non-GAAP financial measures section provides a comparison of our non-GAAP financial measures to the most directly comparable GAAP measures for the two years ended December 31, 2024, and December 31, 2023.	44
Liquidity and Capital Resources:	The liquidity and capital resources section provides a discussion of our cash flows for the two years ended December 31, 2024, and December 31, 2023, and restricted cash, capital expenditures and third-party financing, commitments and contingencies existing as of December 31, 2024.	48
Critical Accounting Estimates:	The critical accounting policies and estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	52
EXECUTIVE OVERVIEW
We are a global media organization focused on creating and distributing high-quality news and information that help our audience understand and engage with the world. We believe that our original, independent and high-quality reporting, storytelling, expertise and journalistic excellence set us apart from other sources and are at the heart of what makes our journalism worth paying for. For further information, see “Item 1 — Business – Overview” and “– Our Strategy.”
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Other revenues primarily consist of revenues from Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in our Company Headquarters, our live events business, retail commerce, books, television and film and our student subscription sponsorship program. Our main operating costs are employee-related costs.
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
THE NEW YORK TIMES COMPANY – P. 29

reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “— Results of Operations — Non-GAAP Financial Measures.”
2024 Financial Highlights
•The Company ended 2024 with approximately 11.43 million subscribers across its print and digital products, including approximately 10.82 million digital-only subscribers. Of the 10.82 million digital-only subscribers, approximately 5.44 million were bundle and multiproduct subscribers. Compared with the end of 2023, there was a net increase of 1,110,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) grew 2.6% year-over-year to $9.42 driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
•Operating profit increased 27.1% to $351.1 million in 2024 from $276.3 million in 2023. Adjusted operating profit (“AOP”) defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”) increased 16.8% to $455.4 million in 2024 from $389.9 million in 2023. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 13.6% in 2024, compared with 11.4% in 2023. Adjusted operating profit margin (adjusted operating profit expressed as a percentage of revenues) increased to 17.6% in 2024, compared with 16.1% in 2023.
•Total revenues increased 6.6% to $2.59 billion in 2024 from $2.43 billion in 2023.
•Total subscription revenues increased 8.0% to $1.79 billion in 2024 from $1.66 billion in 2023. Digital-only subscription revenues increased 14.1% to $1.25 billion in 2024 from $1.10 billion in 2023.
•Total advertising revenues increased 0.2% to $506.3 million in 2024 from $505.2 million in 2023, due to an increase of 7.7% in digital advertising revenues and a decrease of 12.4% in print advertising revenues.
•Other revenue increased 10.0% to $291.4 million in 2024 from $264.8 million in 2023, as a result of continued strength in Wirecutter affiliate referral and licensing revenues.
•Operating costs increased 4.0% to $2.23 billion in 2024 from $2.15 billion in 2023. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”) increased 4.6% to $2.13 billion in 2024 from $2.04 billion in 2023.
•Diluted earnings per share were $1.77 and $1.40 for 2024 and 2023, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”) were $2.01 and $1.63 for 2024 and 2023, respectively.
•Net cash from operating activities for 2024 was $410.5 million compared with $360.6 million in 2023, and free cash flow (net cash provided by operating activities less capital expenditures, a non-GAAP measure) was $381.3 million compared with $337.9 million in 2023.
Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. Companies shaping our competitive environment include content providers and distributors, news aggregators, search engines, social media platforms, streaming services and products and tools powered by generative artificial intelligence. Competition among these companies is robust, and new competitors can quickly emerge and have in recent years. We have designed our strategy to navigate the challenges and take advantage of opportunities presented by this period of transformation in our industry.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic weakness, instability, uncertainty and volatility, including the potential for a recession; a competitive labor market; inflation; supply chain disruptions; high interest rates; and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results.
P. 30 – THE NEW YORK TIMES COMPANY

We believe the macroeconomic environment has had, and may in the future have, an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
The newspaper industry has transitioned from being primarily print focused to digital, resulting in secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse. Our printing and distribution costs have been impacted as a result of this transition, and may be further impacted in the future by higher costs, including those associated with raw materials, delivery and distribution and outside printing.
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
Liquidity
Throughout 2024, we returned capital to shareholders through dividends and share repurchases and continued to manage our pension liability as discussed below. As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of approximately $912 million and was debt-free.
Capital Return
The Company aims to return at least 50% of free cash flow to stockholders in the form of dividends and share repurchases over the next three to five years.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2025, The Board of Directors approved a quarterly dividend of $0.18 per share, an increase of $0.05 per share from the previous quarter. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A share repurchase programs in February 2022 ($150.0 million), February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. Through February 19, 2025, we repurchased 6,655,899 shares under these authorizations for an aggregate purchase price of approximately $266.9 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $483.1 million remaining under the 2023 and 2025 authorizations.
THE NEW YORK TIMES COMPANY – P. 31

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
As of December 31, 2024, our qualified pension plans had plan assets that were approximately $71 million above the present value of future benefits obligations, compared with approximately $83 million as of December 31, 2023. We made contributions of approximately $13 million and $10 million to certain qualified pension plans in 2024 and 2023, respectively. We expect to make contributions in 2025 to satisfy the greater of minimum funding or collective bargaining agreement requirements of approximately $13 million. We will continue to look for ways to reduce the size and volatility of our pension obligations.
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
P. 32 – THE NEW YORK TIMES COMPANY

RESULTS OF OPERATIONS
Overview
The following table presents our consolidated financial results for the years ended December 31, 2024, and 2023:

	Years Ended		% Change
(In thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Revenues
Digital	$1,254,592	$1,099,439	14.1%
Print	533,615	556,714	(4.1)%
Subscription revenues	1,788,207	1,656,153	8.0%
Digital	342,092	317,744	7.7%
Print	164,219	187,462	(12.4)%
Advertising revenues	506,311	505,206	0.2%
Other	291,401	264,793	10.0%
Total revenues	2,585,919	2,426,152	6.6%
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,309,514	1,249,061	4.8%
Sales and marketing	278,425	260,227	7.0%
Product development	248,198	228,804	8.5%
General and administrative	307,930	311,039	(1.0)%
Depreciation and amortization	82,936	86,115	(3.7)%
Generative AI Litigation Costs	10,800	—	*
Impairment charges	—	15,239	*
Multiemployer pension plan liability adjustment	(2,980)	(605)	*
Total operating costs	2,234,823	2,149,880	4.0%
Operating profit	351,096	276,272	27.1%
Other components of net periodic benefit (costs)/income	(4,158)	2,737	*
Gain from joint ventures	—	2,477	*
Interest income and other, net	36,485	21,102	72.9%
Income before income taxes	383,423	302,588	26.7%
Income tax expense	89,598	69,836	28.3%
Net income	293,825	232,752	26.2%
Net income attributable to the noncontrolling interest	—	(365)	*
Net income attributable to The New York Times Company common stockholders	$293,825	$232,387	26.4%
* Represents a change equal to or in excess of 100% or one that is not meaningful.

THE NEW YORK TIMES COMPANY – P. 33

Revenues
Subscription, advertising and other revenues were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Subscription	$1,788,207	$1,656,153	8.0%
Advertising	506,311	505,206	0.2%
Other	291,401	264,793	10.0%
Total	$2,585,919	$2,426,152	6.6%
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in 2024 and 2023). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile application), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
Subscription revenues increased $132.1 million, or 8.0%, in 2024 compared with 2023, primarily due to an increase in digital-only subscription revenues of $155.2 million, or 14.1%, partially offset by a decrease in print subscription revenues of $23.1 million, or 4.1%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $199.3 million and an increase in other single-product subscription revenues of $26.8 million, partially offset by a decrease in news-only subscription revenues of $70.9 million. Bundle and multiproduct average digital-only subscribers increased 1,480,000, or 44.2%, while bundle and multiproduct ARPU (as defined below) decreased $0.87, or 6.7%. Other single-product average digital-only subscribers increased 540,000, or 21.4%, while other single-product ARPU increased $0.03, or 0.8%. News-only average digital-only subscribers decreased 1,020,000, or 30.6%, while news-only ARPU increased $1.82, or 19.1%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the years ended December 31, 2024, and December 31, 2023:

	Years Ended		% Change
(In thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Digital-only subscription revenues(1)	$1,254,592	$1,099,439	14.1%
Print subscription revenues(2)	533,615	556,714	(4.1)%
Total subscription revenues	$1,788,207	$1,656,153	8.0%
(1) Includes revenue from bundled and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2) Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
P. 34 – THE NEW YORK TIMES COMPANY

A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended 2024 with approximately 11.43 million subscribers to its print and digital products, including approximately 10.82 million digital-only subscribers. Compared with 2023, there was a net increase of 1,110,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 610,000 at the end of 2024, a net decrease of 50,000 subscribers compared with the end of 2023. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Digital-only subscribers:
Bundle and multiproduct (1)(2)	5,440	5,120	4,830	4,550	4,220
News-only (2)(3)	1,930	2,110	2,290	2,500	2,740
Other single-product (2)(4)	3,450	3,240	3,100	2,860	2,740
Total digital-only subscribers (2)(5)	10,820	10,470	10,210	9,910	9,700
Print subscribers(6)	610	620	630	640	660
Total subscribers	11,430	11,090	10,840	10,550	10,360
(1) Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2) Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the fourth quarter of 2024. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.

(3) Subscribers with only a digital-only news product subscription.
(4) Subscribers with only one digital-only subscription to The Athletic or to our Audio, Cooking, Games or Wirecutter products.
(5) Subscribers with digital-only subscriptions to one or more of our news product, The Athletic, or our Audio, Cooking, Games and Wirecutter products.
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

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Digital-only subscribers with The Athletic (1)(2)	5,830	5,540	5,280	4,990	4,650
(1) We provide all bundle subscribers with the ability to access The Athletic and all bundle subscribers are included in this metric.
(2) Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
THE NEW YORK TIMES COMPANY – P. 35

ARPU, a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per subscriber over a 28-day billing cycle during the applicable period. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the two most recent fiscal years:

	December 31, 2024	December 31, 2023
Digital-only ARPU:
Bundle and multiproduct	$12.18	$13.05
News-only	$11.36	$9.54
Other single-product	$3.60	$3.57
Total digital-only ARPU	$9.42	$9.18
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

Total digital-only ARPU was $9.42 for December 31, 2024, an increase of 2.6% compared with December 31, 2023. The year-over-year increase was driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
Advertising Revenues
Advertising revenue is principally from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising consists of direct-sold display (which includes website and mobile applications), podcast, email and video advertisements that are sold directly to marketers by our advertising sales teams. Other digital advertising includes programmatic advertising and creative services fees. NYTG and The Athletic has revenue from all categories discussed above. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
P. 36 – THE NEW YORK TIMES COMPANY

The following table summarizes digital and print advertising revenues for the years ended December 31, 2024, and December 31, 2023:

	Years Ended		% Change
(In thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Digital advertising revenues	$342,092	$317,744	7.7%
Print advertising revenues	164,219	187,462	(12.4)%
Total advertising revenues	$506,311	$505,206	0.2%
Digital advertising revenues, which represented 67.6% of the total advertising revenues in 2024, increased $24.3 million, or 7.7%, to $342.1 million compared with $317.7 million in 2023. The increase was primarily a result of higher core digital advertising of $12.3 million and higher other digital revenues of $12.1 million. Core digital advertising revenues increased due to higher direct-sold display advertising and revenues from email newsletters, partially offset by a decrease in podcast advertising revenues. Direct-sold display impressions increased 10%, while the average rate decreased 5%. Other digital advertising revenue increased primarily due to an increase in programmatic revenues largely driven by new advertising supply across our products and an increase in creative services as a result of more custom advertising campaigns in 2024. Programmatic impressions increased 40%, while the average rate decreased 18%.
Print advertising revenues, which represented 32.4% of total advertising revenues in 2024, decreased $23.2 million, or 12.4%, to $164.2 million compared with $187.5 million in 2023. The decrease in 2024 was due to a 13.6% decrease in column-inches. Print advertising revenues in 2024 continue to be impacted by secular trends.
We believe the macroeconomic environment has had, and may in the future have, an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
Other Revenues
Other revenues primarily consist of revenues from Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in our Company Headquarters, our live events business, retail commerce, books, television and film and our student subscription sponsorship program. Digital other revenues, which consist primarily of Wirecutter affiliate referral revenues and digital licensing revenue, totaled $186.1 million and $152.0 million in 2024 and 2023, respectively. Building rental revenue from the leasing of floors in the Company Headquarters totaled $26.6 million and $27.2 million in 2024 and 2023, respectively.
Other revenues increased $26.6 million, or 10.0% in 2024 compared with 2023, primarily as a result of growth in Wirecutter affiliate referral revenues of $17.1 million, as well as higher content licensing revenues of $14.9 million, primarily related to an Apple licensing deal, partially offset by lower books, television and film revenues of $7.8 million.
THE NEW YORK TIMES COMPANY – P. 37

Operating Costs
Operating costs were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$1,309,514	$1,249,061	4.8%
Sales and marketing	278,425	260,227	7.0%
Product development	248,198	228,804	8.5%
General and administrative	307,930	311,039	(1.0)%
Depreciation and amortization	82,936	86,115	(3.7)%
Generative AI Litigation Costs	10,800	—	*
Impairment charges	—	15,239	*
Multiemployer pension plan liability adjustment	(2,980)	(605)	*
Total operating costs	$2,234,823	$2,149,880	4.0%
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 31, 2024	December 31, 2023
Components of operating costs as a percentage of total operating costs
Cost of revenue (excluding depreciation and amortization)	59%	58%
Sales and marketing	12%	12%
Product development	11%	11%
General and administrative	14%	14%
Depreciation and amortization	4%	4%
Acquisition-related costs	—%	—%
Generative AI Litigation Costs	—%	—%
Impairment charges	—%	1%
Multiemployer pension plan liability adjustment	—%	—%
Total	100%	100%
P. 38 – THE NEW YORK TIMES COMPANY

The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 31, 2024	December 31, 2023
Components of operating costs as a percentage of total revenues
Cost of revenue (excluding depreciation and amortization)	51%	51%
Sales and marketing	11%	11%
Product development	10%	9%
General and administrative	12%	13%
Depreciation and amortization	3%	4%
Acquisition-related costs	—%	—%
Generative AI Litigation Costs	—%	—%
Impairment charges	—%	1%
Multiemployer pension plan liability adjustment	—%	—%
Total	87%	89%
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
Cost of revenue in 2024 increased $60.5 million, or 4.8%, compared with 2023, largely due to higher journalism costs of $46.2 million, higher digital content delivery costs of $7.5 million, higher advertising servicing costs of $7.1 million and higher subscriber servicing costs of $6.5 million, partially offset by lower print production and distribution costs of $6.8 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by higher salaries and growth in the number of employees who work in our newsrooms. The increase in digital content delivery costs was largely due to higher cloud-related costs. The increase in advertising servicing costs was largely due to an increase in costs to fulfill advertising contracts and higher creative services fees. The increase in subscriber servicing costs was largely due to higher third-party commissions and credit card processing fees due to increased subscriptions, partially offset by lower customer care costs. The decrease in print production and distribution costs was primarily due to lower newsprint pricing and fewer print copies produced.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in 2024 increased $18.2 million, or 7.0%, compared with 2023, primarily due to higher sales costs of $9.9 million and higher marketing costs of $8.3 million. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees and higher salaries, as well as higher outside services costs. The increase in marketing costs was primarily due to higher media expenses, partially offset by lower compensation and benefits costs driven by fewer employees.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, increased 17.9% to $138.8 million in 2024 from $117.7 million in 2023. The increase was largely a result of higher subscriber acquisition spending, partially offset by lower brand spend.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
THE NEW YORK TIMES COMPANY – P. 39

Product development costs in 2024 increased $19.4 million, or 8.5%, compared with 2023, largely due to higher compensation and benefits expenses driven by incentive compensation and higher salaries, as well as higher outside services costs.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in 2024 decreased $3.1 million, or 1.0%, compared with 2023, primarily due to lower building operations and maintenance expenses of $3.4 million.
Depreciation and Amortization
Depreciation and amortization costs in 2024 decreased $3.2 million, or 3.7%, compared with 2023. The decrease is primarily due to lower amortization as a result of fully amortized intangible assets in 2024.
Generative AI Litigation Costs
In 2024, the Company recorded $10.8 million of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.
Impairment Charges
There were no impairment charges in 2024.
In 2023, the Company recorded a $12.7 million impairment charge related to excess leased office space that is being marketed for sublet (the “lease-related impairment”).
In 2023 the Company recorded impairment charges of $2.5 million related to an indefinite-lived intangible asset.
Multiemployer Pension Plan Liability Adjustment
In 2024 and 2023, the Company recorded favorable adjustments related to a reduction in its multiemployer pension plan liability of $3.0 million and $2.3 million, respectively.
In 2023 the Company recorded a charge of $1.7 million in connection with its withdrawal from a multiemployer pension plan.
Segment Information
We have two reportable segments: NYTG and The Athletic. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company includes in its presentation, revenues and adjusted operating costs to arrive at adjusted operating profit (loss) by segment. Adjusted operating costs are defined as operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit expressed as a percentage of revenues is referred to as adjusted operating profit margin.
Subscription revenues from and expenses associated with our bundle are allocated to NYTG and The Athletic.
We allocate 10% of bundle revenues to The Athletic based on management’s view of The Athletic’s relative value to the bundle, which is derived based on analysis of various metrics, and allocate the remaining bundle revenues to NYTG.
We allocate 10% of product development, marketing and subscriber servicing expenses (including the direct variable expenses such as credit card fees and sales taxes) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
P. 40 – THE NEW YORK TIMES COMPANY

	Years Ended		% Change
(in thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Revenues
NYTG	$2,416,084	$2,295,537	5.3%
The Athletic	172,085	131,271	31.1%
Intersegment eliminations(1)	(2,250)	(656)	*
Total revenues	$2,585,919	$2,426,152	6.6%
Adjusted operating costs
NYTG	$1,955,699	$1,874,256	4.3%
The Athletic	177,068	162,701	8.8%
Intersegment eliminations(1)	(2,250)	(656)	*
Total adjusted operating costs	$2,130,517	$2,036,301	4.6%
Adjusted operating profit
NYTG	$460,385	$421,281	9.3%
The Athletic	(4,983)	(31,430)	(84.1)%
Total adjusted operating profit	$455,402	$389,851	16.8%
Adjusted operating profit margin % – NYTG	19.1%	18.4%	70 bps
(1) Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.
THE NEW YORK TIMES COMPANY – P. 41

Revenues detail by segment
	Years Ended		% Change
(in thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
NYTG
Subscription	$1,667,948	$1,555,705	7.2%
Advertising	472,947	477,261	(0.9)%
Other	275,189	262,571	4.8%
Total	$2,416,084	$2,295,537	5.3%
The Athletic
Subscription	$120,259	$100,448	19.7%
Advertising	33,364	27,945	19.4%
Other	18,462	2,878	*
Total	$172,085	$131,271	31.1%
I/E(1)	$(2,250)	$(656)	*
The New York Times Company
Subscription	$1,788,207	$1,656,153	8.0%
Advertising	506,311	505,206	0.2%
Other	291,401	264,793	10.0%
Total	$2,585,919	$2,426,152	6.6%
(1) Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.
P. 42 – THE NEW YORK TIMES COMPANY

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) detail by segment
	Years Ended		% Change
(in thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
NYTG
Cost of revenue (excluding depreciation and amortization)	$1,209,078	$1,157,527	4.5%
Sales and marketing	248,300	223,464	11.1%
Product development	213,947	203,813	5.0%
Adjusted general and administrative(1)	284,374	289,452	(1.8)%
Total	$1,955,699	$1,874,256	4.3%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$102,686	$92,190	11.4%
Sales and marketing	30,125	36,763	(18.1)%
Product development	34,251	24,991	37.1%
Adjusted general and administrative(2)	10,006	8,757	14.3%
Total	$177,068	$162,701	8.8%
I/E(3)	(2,250)	(656)	*
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$1,309,514	$1,249,061	4.8%
Sales and marketing	278,425	260,227	7.0%
Product development	248,198	228,804	8.5%
Adjusted general and administrative	294,380	298,209	(1.3)%
Total	$2,130,517	$2,036,301	4.6%
(1) Excludes severance of $6.6 million and $6.4 million for the 12 months of 2024 and 2023, respectively. Excludes multiemployer pension withdrawal costs of $6.0 million and $5.2 million for the 12 months of 2024 and 2023, respectively.

(2) Excludes severance of $0.9 million and $1.2 million for the 12 months of 2024 and 2023, respectively.
(3) Intersegment eliminations (“I/E”) related to content licensing recorded in Cost of revenue (excluding depreciation and amortization).
* Represents a change equal to or in excess of 100% or not meaningful.
The New York Times Group
NYTG revenues increased in 2024 to $2.4 billion from $2.3 billion in 2023. Subscription revenues increased 7.2% in 2024 to $1.7 billion from $1.6 billion in 2023 due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues decreased 0.9% in 2024 to $472.9 million from $477.3 million in 2023 due to declines in print advertising revenues, partially offset by higher digital advertising revenues. Print advertising revenues decreased primarily as a result of a decrease in column-inches. Digital advertising revenues increased primarily as a result of higher revenues from programmatic advertising, direct-sold display advertising and creative services. Other revenues increased 4.8% in 2024 to $275.2 million from $262.6 million in 2023 due to higher Wirecutter affiliate referral revenues, partially offset by lower book, television and film revenues.
NYTG adjusted operating costs increased 4.3% in 2024 to $2.0 billion from $1.9 billion in 2023. The increase in costs in 2024 was primarily due to higher journalism, sales and marketing, subscriber and advertising servicing and product development costs, partially offset by lower print production and distribution costs, as well as lower general and administrative costs.
THE NEW YORK TIMES COMPANY – P. 43

NYTG adjusted operating profit increased 9.3% in 2024 to $460.4 million from $421.3 million in 2023. The increase in 2024 was primarily as a result of higher digital subscription, digital advertising and other revenues, partially offset by higher adjusted operating costs and lower print advertising revenues and print subscription revenues.
The Athletic
The Athletic’s revenues increased 31.1% in 2024 to $172.1 million from $131.3 million in 2023. Subscription revenues increased 19.7% in 2024 to $120.3 million from $100.4 million in 2023, primarily due to growth in digital-only subscribers with The Athletic. Other revenues increased in 2024 to $18.5 million from $2.9 million in 2023, primarily due to an increase in licensing revenue from an Apple licensing deal. Advertising revenues increased 19.4% in 2024 to $33.4 million from $27.9 million in 2023, primarily due to higher revenues from direct-sold display advertising, partially offset by a decrease in podcast advertising.
The Athletic’s adjusted operating costs increased 8.8% in 2024 to $177.1 million from $162.7 million in 2023. The increase in costs in 2024 was primarily due to higher product development and journalism costs, partially offset by lower sales and marketing costs as some media spend was shifted to NYTG for bundle marketing.
The Athletic’s adjusted operating loss decreased 84.1% to $5.0 million in 2024 from $31.4 million in 2023, primarily as a result of higher digital subscription and other revenues, partially offset by higher adjusted operating costs.
Other Items
See Note 10 of the Notes to the Consolidated Financial Statements for more information regarding other items.
NON-OPERATING ITEMS
Interest Income and Other, Net
See Note 10 of the Notes to the Consolidated Financial Statements for information regarding interest income and other.
Income Taxes
See Note 11 of the Notes to the Consolidated Financial Statements for information regarding income taxes.
Other Components of Net Periodic Benefit Costs
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding other components of net periodic benefit costs.
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
The special items in 2024 consisted of:
•$10.8 million of pre-tax litigation-related costs ($8.0 million or $0.05 per share after tax) in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection
P. 44 – THE NEW YORK TIMES COMPANY

with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance; and
•a $3.0 million favorable adjustment ($2.2 million or $0.01 per share after tax) related to reductions in our multiemployer pension plan liabilities.
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
Management considers special items, which may include impairment charges, pension settlement charges, acquisition-related costs, and beginning in 2024, Generative AI Litigation Costs, as well as other items that arise from time to time, to be outside the ordinary course of our operations. Management believes that excluding these items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results to historical performance. Management determined to report Generative AI Litigation Costs as a special item and thus exclude them beginning in 2024 because, unlike other litigation expenses which are not excluded, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. In addition, management excludes severance costs, which may fluctuate significantly from quarter to quarter, because it believes these costs do not necessarily reflect expected future operating costs and do not contribute to a meaningful comparison of the Company’s operating results to historical performance.
THE NEW YORK TIMES COMPANY – P. 45

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
	Years Ended		% Change
	December 31, 2024	December 31, 2023	2024 vs. 2023
Diluted earnings per share	$1.77	$1.40	26.4%
Add:
Amortization of acquired intangible assets	0.17	0.18	(5.6)%
Severance	0.05	0.05	—%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.04	0.03	33.3%
Other components of net periodic benefit costs	0.03	(0.02)	*
Special items:
Generative AI Litigation Costs	0.07	—	*
Impairment charges	—	0.10	*
Multiemployer pension plan liability adjustment	(0.02)	—	*
Gain from joint venture, net of noncontrolling interest	—	(0.01)	*
Income tax expense of adjustments	(0.08)	(0.08)	—%
Adjusted diluted earnings per share(1)	$2.01	$1.63	23.3%
(1) Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or one that is not meaningful.
P. 46 – THE NEW YORK TIMES COMPANY

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin
	Years Ended		% Change
(In thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Operating profit	$351,096	$276,272	27.1%
Add:
Depreciation and amortization	82,936	86,115	(3.7)%
Severance	7,512	7,582	(0.9)%
Multiemployer pension plan withdrawal costs	6,038	5,248	15.1%
Generative AI Litigation Costs	10,800	—	*
Impairment charges	—	15,239	*
Multiemployer pension plan liability adjustment	(2,980)	(605)	*
Adjusted operating profit	$455,402	$389,851	16.8%
Divided by:
Revenue	$2,585,919	$2,426,152	6.6%
Operating profit margin	13.6%	11.4%	220 bps
Adjusted operating profit margin	17.6%	16.1%	150 bps
* Represents a change equal to or in excess of 100% or one that is not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)
	Years Ended
(In thousands)	December 31, 2024				December 31, 2023				% Change
	NYTG	The Athletic	I/E(1)	Total	NYTG	The Athletic	I/E(1)	Total
Operating costs	$2,032,653	$204,420	$(2,250)	$2,234,823	$1,959,191	$191,345	$(656)	$2,149,880	4.0%
Less:
Depreciation and amortization	56,462	26,474	—	82,936	58,637	27,478	—	86,115	(3.7)%
Severance	6,634	878	—	7,512	6,416	1,166	—	7,582	(0.9)%
Multiemployer pension plan withdrawal costs	6,038	—	—	6,038	5,248	—	—	5,248	15.1%
Generative AI Litigation Costs	10,800			10,800	—	—	—	—	*
Impairment charges	—	—	—	—	15,239	—	—	15,239	*
Multiemployer pension plan liability adjustment	(2,980)	—	—	(2,980)	(605)	—	—	(605)	*
Adjusted operating costs	$1,955,699	$177,068	$(2,250)	$2,130,517	$1,874,256	$162,701	$(656)	$2,036,301	4.6%
(1)Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or one that is not meaningful.
THE NEW YORK TIMES COMPANY – P. 47

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position:
Financial Position Summary

	Years Ended		% Change
(In thousands, except ratios)	December 31, 2024	December 31, 2023	2024 vs. 2023
Cash and cash equivalents	$199,448	$289,472	(31.1)%
Marketable securities	$712,420	$419,727	69.7%
Total cash and cash equivalents and marketable securities	$911,868	$709,199	28.6%
Total New York Times Company stockholders’ equity	$1,927,209	$1,763,219	9.3%
Ratios:
Current assets to current liabilities	1.53	1.28
Our primary sources of cash from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided approximately 69% and 20%, respectively, of total revenues in 2024. The remaining cash inflows were primarily from other revenue sources such as Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in the Company Headquarters, our live events business, retail commerce, books, television and film and our student subscription sponsorship program.
Our primary uses of cash from operations were for employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months and beyond.
As of December 31, 2024, we had cash and cash equivalents and marketable securities of $911.9 million and approximately $350 million in available borrowings, and no amounts were outstanding under the Credit Facility. Our cash and cash equivalents and marketable securities balances increased in 2024, primarily due to cash proceeds from operating activities, partially offset by cash used for share repurchases, dividend payments, capital expenditures and taxes paid on behalf of employees resulting from share-based compensation tax withholding.
We have paid quarterly dividends on the Class A and Class B Common Stock since late 2013. In February 2025, the Board of Directors approved a quarterly dividend of $0.18 per share, an increase of $0.05 per share from the previous quarter (see Note 18 of the Notes to the Consolidated Financial Statements for additional information). We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A share repurchase programs in February 2022 ($150.0 million), February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. Through February 19, 2025, the aggregate purchase price of repurchases under these programs totaled approximately $266.9 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $483.1 million remaining under the 2023 and 2025 authorizations.
P. 48 – THE NEW YORK TIMES COMPANY

During 2024, we made contributions of $13.2 million to certain qualified pension plans funded by cash on hand. As of December 31, 2024, our qualified pension plans had plan assets that were $71.3 million above the present value of future benefits obligations, a decrease of $11.7 million from $83.0 million as of December 31, 2023. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $13 million in 2025.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2024	December 31, 2023	2024 vs. 2023
Operating activities	$410,512	$360,618	13.8%
Investing activities	$(306,086)	$(159,690)	91.7%
Financing activities	$(192,715)	$(132,710)	45.2%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and other revenue. Operating cash outflows include payments for employee compensation, retirement and other benefits, raw materials, marketing expenses, interest and income taxes.
Net cash provided by operating activities increased in 2024 compared with 2023 due to higher net income, partially offset by higher tax payments and higher cash payments for incentive compensation.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in 2024 was primarily related to $289.4 million in net purchases of marketable securities and $29.2 million in capital expenditures payments.
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
Net cash used in financing activities in 2024 was primarily related to share repurchases of $85.0 million, dividend payments of $82.9 million and share-based compensation tax withholding payments of $21.8 million.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
THE NEW YORK TIMES COMPANY – P. 49

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$410,512	$360,618
Less: Capital expenditures	(29,173)	(22,669)
Free cash flow	$381,339	$337,949
Free cash flow for 2024 was $381.3 million compared with $337.9 million in 2023. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $14.4 million of restricted cash as of December 31, 2024, and $13.7 million as of December 31, 2023, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $31 million and $23 million in 2024 and 2023, respectively. The increase in capital expenditures in 2024 was primarily driven by higher expenditure related to improvements in the Company Headquarters and at our College Point, N.Y., printing and distribution facility. The cash payments related to the capital expenditures totaled approximately $29 million and $23 million in 2024 and 2023, respectively, due to the timing of the payments. In 2025, we expect capital expenditures of approximately $40 million, which will be funded from cash on hand. The capital expenditures will be primarily driven by expenditures related to our College Point, N.Y., printing and distribution facility, improvements in our Company Headquarters and investments in technology to support our strategic initiatives.
Third-Party Financing
On July 27, 2022, we entered into a $350.0 million five-year unsecured Credit Facility that amended and restated a prior facility. Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 31, 2024, there was approximately $0.6 million in outstanding letters of credit and the remaining committed amount remains available. As of December 31, 2024, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the Credit Facility.
P. 50 – THE NEW YORK TIMES COMPANY

Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 31, 2024. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2025	2026-2027	2028-2029	Later Years
Operating leases(1)	$55,288	$12,413	$17,375	$12,923	$12,577
Purchase commitment(2)	52,745	15,379	30,908	6,458	—
Benefit plans(3)	428,664	41,824	84,376	84,599	217,865
Total	$536,697	$69,616	$132,659	$103,980	$230,442
(1) See Note 16 of the Notes to the Consolidated Financial Statements for additional information related to our operating leases.
(2) Represents purchase commitments for the use of digital content delivery services from August 1, 2023 through July 31, 2028.
(3) The Company’s general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations and Guild contracts. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2030-2034. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans’ investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2034, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Note 9 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.
Other Liabilities — Other in our Consolidated Balance Sheets include liabilities related to (1) deferred compensation, primarily related to our deferred executive compensation plan (the “DEC”) and (2) various other liabilities, including our contingent tax liability for uncertain tax positions and contingent consideration. These liabilities are not included in the table above primarily because the timing of the future payments is not determinable. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ election in various hypothetical investment options. The fair value of deferred compensation is based on the hypothetical investments elected by the executives. The fair value of deferred compensation was $13.2 million as of December 31, 2024. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 10 of the Notes to the Consolidated Financial Statements for additional information on Other Liabilities — Other.
Our liability for uncertain tax positions was approximately $7 million, including approximately $2 million of accrued interest as of December 31, 2024. Until formal resolutions are reached between the Company and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
The contingent consideration represents contingent payments in connection with the acquisition of substantially all of the assets and certain liabilities of Serial Productions, LLC. The Company estimated the fair value of the contingent consideration liability using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. The contingent consideration balance of $1.6 million as of December 31, 2024, is included in Accrued expenses and other, in our Consolidated Balance Sheets. See Note 8 of the Notes to the Consolidated Financial Statements for more information.
We have a contract through the end of 2025 with Domtar Corporation, a large global manufacturer and distributor of paper, market pulp and wood products. The contract requires the Company to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm’s-length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
THE NEW YORK TIMES COMPANY – P. 51

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

(In thousands)	December 31, 2024	December 31, 2023
Goodwill	$412,173	$416,098
Intangibles	$258,006	$285,490
Total assets	$2,841,479	$2,714,595
Percentage of goodwill and intangibles to total assets	24%	26%
The impairment analysis is considered critical because of the significance of goodwill and intangibles to our Consolidated Balance Sheets.
We test goodwill for impairment at a reporting unit level. We have an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.
If we elect to bypass the qualitative assessment or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we are required to perform a quantitative assessment for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model.
We test indefinite-lived intangible assets for impairment at the asset level. We have an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we elect to bypass the qualitative assessment or if the qualitative assessment indicates that it is more likely than not that the intangible asset is impaired, then we are required to perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
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
P. 52 – THE NEW YORK TIMES COMPANY

When performing a quantitative assessment for goodwill, the discounted cash flow model requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital and discount rates. The starting point for the assumptions used in our discounted cash flow model is the annual long-range financial forecast. The annual planning process that we undertake to prepare the long-range financial forecast takes into consideration a multitude of factors, including historical growth rates and operating performance, related industry trends, macroeconomic conditions, and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long-range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.
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
For the 2024 annual impairment testing, based on our assessments, we concluded that goodwill and intangible assets are not impaired.
Pension Benefits
We sponsor a frozen single-employer defined benefit pension plan. The Company and The NewsGuild of New York (the “Guild”) jointly sponsor the Guild-Times Adjustable Pension Plan (the “APP”), which continues to accrue active benefits. Our pension liability also includes our multiemployer pension plan withdrawal obligations.
The table below includes the liability for all of our pension plans.

(In thousands)	December 31, 2024	December 31, 2023
Pension liabilities (includes current portion)	$228,040	$248,151
Total liabilities	$912,060	$951,376
Percentage of pension liabilities to total liabilities	25%	26%
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
The funded status of our qualified and non-qualified pension plans as of December 31, 2024, is as follows:

	December 31, 2024
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,026,326	$166,781	$1,193,107
Fair value of plan assets	1,097,628	—	1,097,628
Pension asset/(obligation), net	$71,302	$(166,781)	$(95,479)
THE NEW YORK TIMES COMPANY – P. 53

We made contributions of approximately $13 million to the APP in 2024. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $13 million in 2025.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 5.90% at the beginning of 2024. Our plan assets had an average rate of return of approximately 1.12% in 2024 and an average annual return of approximately -4.62% over the three-year period 2022–2024. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2025 expected long-term rate of return to be 5.60%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2024, pension expense would have increased by approximately $6 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 5.73% for our qualified plans and 5.62% for our non-qualified plans as of December 31, 2024.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2024, pension expense would have increased by approximately $0.5 million and our pension obligation would have increased by approximately $56 million as of December 31, 2024.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $61 million as of December 31, 2024. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred. For those plans that have yet to provide us with a demand letter, the actual liability will not be known until they complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.
P. 54 – THE NEW YORK TIMES COMPANY

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:
•Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100-basis-point increase in interest rates would have resulted in a decrease of approximately $6.6 million in the market value of our marketable debt securities as of December 31, 2024. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
•The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (i.e., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long-term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pensions Benefits.”
See Notes 4 and 9 of the Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE NEW YORK TIMES COMPANY 2024 FINANCIAL REPORT
P. 56 – THE NEW YORK TIMES COMPANY

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2024, 2023 and 2022. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 58.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report on the Company’s internal control over financial reporting is included on Page 60 in this Annual Report on Form 10-K.
THE NEW YORK TIMES COMPANY – P. 57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

P. 58 – THE NEW YORK TIMES COMPANY

Valuation of the pension benefit obligation
Description of the Matter
At December 31, 2024, the aggregate defined pension benefit obligation was $1,193 million which exceeded the fair value of pension plan assets of $1,098 million, resulting in an unfunded defined benefit pension obligation of $95 million. As discussed in Note 2, the Company makes significant subjective judgments about a number of assumptions, which include discount rates and long-term return on plan assets.
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
To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used and the significant assumptions discussed above. We compared the assumptions used by management to historical trends and evaluated the change in the components of the defined benefit pension obligation from prior year. In addition, we involved actuarial specialists to assist in evaluating the key assumptions. To evaluate the discount rates, we independently developed yield curves reflecting an independently selected subset of bonds. In addition, we discounted the plans’ projected benefit cash outlays with independently developed yield curves and compared these results to the defined benefit pension obligation. To evaluate the long-term return on plan assets, we independently calculated a range of returns for each class of plan investments and based on the investment allocations compared the results to the Company’s selected long-term rate of return.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.

New York, New York
February 27, 2025

THE NEW YORK TIMES COMPANY – P. 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The New York Times Company
Opinion on Internal Control Over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
P. 60 – THE NEW YORK TIMES COMPANY

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 27, 2025
THE NEW YORK TIMES COMPANY – P. 61

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$199,448	$289,472
Short-term marketable securities	366,474	162,094
Accounts receivable (net of allowances of $12,118 in 2024 and $12,800 in 2023)	249,530	242,488
Prepaid expenses	49,869	59,712
Other current assets	71,001	27,887
Total current assets	936,322	781,653
Long-term marketable securities	345,946	257,633
Property, plant and equipment, net	488,816	514,245
Goodwill	412,173	416,098
Intangible assets, net	258,006	285,490
Deferred income taxes	111,397	114,505
Right of use assets	32,315	35,374
Pension assets	71,303	83,016
Miscellaneous assets	185,201	226,581
Total assets	$2,841,479	$2,714,595
See Notes to the Consolidated Financial Statements.
P. 62 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 31, 2024	December 31, 2023
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$123,606	$116,942
Accrued payroll and other related liabilities	177,859	174,316
Unexpired subscriptions revenue	187,082	172,772
Accrued expenses and other	124,982	147,529
Total current liabilities	613,529	611,559
Other liabilities
Pension and postretirement benefits obligation	214,641	238,853
Other	86,100	100,964
Total other liabilities	300,741	339,817
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2024 – 177,883,703; 2023 – 176,951,162 (including treasury shares: 2024 – 14,896,012; 2023 – 13,189,925)	17,791	17,697
Class B – convertible – authorized and issued shares: 2024 – 780,724; 2023 – 780,724 (including treasury shares: 2024 – none; 2023 – none)	78	78
Additional paid-in capital	356,450	301,287
Retained earnings	2,325,142	2,117,839
Common stock held in treasury, at cost	(406,446)	(320,820)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(2,762)	910
Funded status of benefit plans	(363,874)	(353,286)
Unrealized gain/(loss) on available-for-sale securities	830	(486)
Total accumulated other comprehensive loss, net of income taxes	(365,806)	(352,862)
Total stockholders’ equity	1,927,209	1,763,219
Total liabilities and stockholders’ equity	$2,841,479	$2,714,595
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 63

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
	(52 weeks)	(52 weeks)	(52 weeks and five days)
Revenues
Subscription	$1,788,207	$1,656,153	$1,552,362
Advertising	506,311	505,206	523,288
Other	291,401	264,793	232,671
Total revenues	2,585,919	2,426,152	2,308,321
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,309,514	1,249,061	1,208,933
Sales and marketing	278,425	260,227	267,553
Product development	248,198	228,804	204,185
General and administrative	307,930	311,039	289,259
Depreciation and amortization	82,936	86,115	82,654
Generative AI Litigation Costs	10,800	—	—
Acquisition-related costs	—	—	34,712
Impairment charges	—	15,239	4,069
Multiemployer pension plan liability adjustment	(2,980)	(605)	14,989
Total operating costs	2,234,823	2,149,880	2,106,354
Operating profit	351,096	276,272	201,967
Other components of net periodic benefit (costs)/income	(4,158)	2,737	(6,659)
Gain from joint ventures	—	2,477	—
Interest income and other, net	36,485	21,102	40,691
Income before income taxes	383,423	302,588	235,999
Income tax expense	89,598	69,836	62,094
Net income	293,825	232,752	173,905
Net income attributable to the noncontrolling interest	—	(365)	—
Net income attributable to The New York Times Company common stockholders	$293,825	$232,387	$173,905
See Notes to the Consolidated Financial Statements.
P. 64 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 31, 2024	December 31, 2023	December 31, 2022
	(52 weeks)	(52 weeks)	(52 weeks and five days)
Average number of common shares outstanding:
Basic	164,425	164,721	166,871
Diluted	165,802	165,663	167,141
Basic earnings per share attributable to The New York Times Company common stockholders	$1.79	$1.41	$1.04
Diluted earnings per share attributable to The New York Times Company common stockholders	$1.77	$1.40	$1.04
Dividends declared per share	$0.52	$0.44	$0.36
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 65

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
	(52 weeks)	(52 weeks)	(52 weeks and five days)
Net income	$293,825	$232,752	$173,905
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments (loss)/income	(4,980)	1,885	(5,759)
Pension and postretirement benefits obligation (loss)/gain	(14,327)	(5,908)	49,966
Net unrealized gain/(loss) on available-for-sale securities	1,784	10,754	(9,675)
Other comprehensive (loss)/income, before tax	(17,523)	6,731	34,532
Income tax (benefit)/expense	(4,579)	1,746	9,177
Other comprehensive (loss)/income, net of tax	(12,944)	4,985	25,355
Comprehensive income	280,881	237,737	199,260
Comprehensive income attributable to the noncontrolling interest	—	(365)	—
Comprehensive income attributable to The New York Times Company common stockholders	$280,881	$237,372	$199,260
See Notes to the Consolidated Financial Statements.
P. 66 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 26, 2021	$17,675	$230,115	$1,845,343	$(171,211)	$(383,202)	$1,538,720	$2,005	$1,540,725
Net income	—	—	173,905	—	—	173,905	—	173,905
Dividends	—	—	(60,389)	—	—	(60,389)	—	(60,389)
Other comprehensive income	—	—	—	—	25,355	25,355	—	25,355
Issuance of shares:
Stock options – 400 Class A shares	—	3	—	—	—	3	—	3
Restricted stock units vested – 151,877 Class A shares	16	(4,336)	—	—	—	(4,320)	—	(4,320)
Performance-based awards – 163,518 Class A shares	16	(5,573)	—	—	—	(5,557)	—	(5,557)
Share Repurchases – 3,134,064 Class A shares	—	—	—	(105,056)	—	(105,056)	—	(105,056)
Stock-based compensation	—	35,306	—	—	—	35,306	—	35,306
Balance, December 31, 2022	17,707	255,515	1,958,859	(276,267)	(357,847)	1,597,967	2,005	1,599,972
Net income	—	—	232,387	—	—	232,387	365	232,752
Dividends	—	—	(73,407)	—	—	(73,407)	—	(73,407)
Other comprehensive income	—	—	—	—	4,985	4,985	—	4,985
Issuance of shares:
Restricted stock units vested – 439,421 Class A shares	46	(11,849)	—	—	—	(11,803)	—	(11,803)
Performance-based awards – 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Employee stock purchase plan – 116,726 Class A shares	12	3,938	—	—	—	3,950	—	3,950
Share Repurchases – 1,185,060 Class A shares	—	—	—	(44,553)	—	(44,553)	—	(44,553)
Stock-based compensation	—	54,776	—	—	—	54,776	—	54,776
Purchase of noncontrolling interest	—	2,015	—	—	—	2,015	(2,370)	(355)
Balance, December 31, 2023	17,775	301,287	2,117,839	(320,820)	(352,862)	1,763,219	—	1,763,219
Net income	—	—	293,825	—	—	293,825	—	293,825
Dividends	—	—	(86,522)	—	—	(86,522)	—	(86,522)
Other comprehensive loss	—	—	—	—	(12,944)	(12,944)	—	(12,944)
Issuance of shares:
Restricted stock units vested – 620,390 Class A shares	62	(19,175)	—	—	—	(19,113)	—	(19,113)
Performance-based awards – 85,703 Class A shares	9	(2,696)	—	—	—	(2,687)	—	(2,687)
Employee stock purchase plan – 226,448 Class A shares	23	9,535	—	—	—	9,558	—	9,558
Share repurchases – 1,706,087 Class A shares	—	—	—	(85,626)	—	(85,626)	—	(85,626)
Stock-based compensation	—	67,499	—	—	—	67,499	—	67,499
Balance, December 31, 2024	$17,869	$356,450	$2,325,142	$(406,446)	$(365,806)	$1,927,209	$—	$1,927,209
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 67

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net income	$293,825	$232,752	$173,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,936	86,115	82,654
Amortization of right of use asset	9,088	9,232	9,923
Stock-based compensation expense	67,499	54,776	35,306
Multiemployer pension plan liability adjustment	(2,980)	(605)	14,989
Impairment charges	—	15,239	4,069
Gain on the sale of land	—	—	(34,227)
Gain from joint ventures	—	(2,477)	—
Change in long-term retirement benefit obligations	(25,051)	(29,528)	(29,049)
Fair market value adjustment on life insurance products	(1,923)	(1,648)	1,081
Other – net	(7,446)	3,932	2,739
Changes in operating assets and liabilities:
Accounts receivable – net	(7,042)	(24,955)	20,889
Other current assets	2,403	(2,154)	(23,220)
Accounts payable, accrued payroll and other liabilities	(21,031)	(7,321)	(111,216)
Unexpired subscriptions	14,310	16,827	8,588
Other noncurrent assets and liabilities	5,924	10,433	(5,744)
Net cash provided by operating activities	410,512	360,618	150,687
Cash flows from investing activities
Purchases of marketable securities	(479,975)	(286,448)	(6,648)
Maturities/disposals of marketable securities	190,592	142,161	484,984
Business acquisitions	—	—	(515,586)
(Purchases of)/proceeds from investments	(42)	2,512	(1,832)
Capital expenditures	(29,173)	(22,669)	(36,961)
Other – net	12,512	4,754	2,482
Net cash used in investing activities	(306,086)	(159,690)	(73,561)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(82,855)	(69,464)	(56,790)
Payment of contingent consideration	(3,017)	(3,448)	(2,586)
Purchase of noncontrolling interest	—	(356)	—
Capital shares:
Stock issuances	—	—	3
Repurchases	(85,043)	(44,553)	(105,056)
Share-based compensation tax withholding	(21,800)	(14,889)	(9,877)
Net cash used in financing activities	(192,715)	(132,710)	(174,306)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(88,289)	68,218	(97,180)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,026)	(219)	(1,953)
Cash, cash equivalents and restricted cash at the beginning of the year	303,172	235,173	334,306
Cash, cash equivalents and restricted cash at the end of the year	$213,857	$303,172	$235,173
See Notes to the Consolidated Financial Statements.
P. 68 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash payments
Interest, net of capitalized interest	$716	$708	$1,583
Income tax payments – net	$113,091	$71,814	$110,161
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
Fiscal Year
Fiscal year 2022 was composed of 52 weeks and five additional days and ended as of December 31, 2022, while fiscal years 2024 and 2023 each comprised the calendar year ended as of December 31, 2024, and December 31, 2023, respectively.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We classify amounts in transit from credit and debit payment processors as cash and cash equivalents on our consolidated balance sheets.
P. 70 – THE NEW YORK TIMES COMPANY

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
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 31, 2024, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
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
Investments
We elected the fair value measurement alternative for our investment interests below 20% and account for these non-marketable equity securities at cost less impairments, adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer given our equity instruments are without readily determinable fair values.
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
THE NEW YORK TIMES COMPANY – P. 71

We evaluate whether there has been an impairment of long-lived assets, primarily property, plant and equipment, if certain circumstances indicate that a possible impairment may exist. These assets are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (ii) is greater than its fair value. See Note 7 for more information regarding material impairments of property, plant and equipment.
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
We evaluate right-of-use assets for impairment consistent with our property, plant and equipment policy. See Note 16 for more information regarding material impairments of right-of-use assets.
Lessor activities
Our leases to third parties predominantly relate to office space in our leasehold condominium interest in our headquarters building located at 620 Eighth Avenue, New York, N.Y. (the “Company Headquarters”). We determine if an arrangement is a lease at inception. Office space leases are operating leases and generally include options to extend the term of the lease. Our leases do not include variable payments based on index or rate. We do not separate the lease and non-lease components in a contract. The non-lease components predominantly include charges for utilities usage and other operating expenses estimated based on the proportionate share of the rental space of each lease. We have elected the practical expedient not to separate the lease and non-lease components in the contract for office space we lease to third parties.
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
We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy. There were no impairments of assets leased to third parties in 2024.
Goodwill and Intangibles
Goodwill is the excess of cost over the fair value of tangible and intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.
We test goodwill for impairment at a reporting unit level. We have an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment test (formerly “Step 1”).
P. 72 – THE NEW YORK TIMES COMPANY

If we elect to bypass the qualitative assessment or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we are required to perform a quantitative assessment for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
We test indefinite-lived intangible assets for impairment at the asset level. Our annual impairment testing date is the first day of our fiscal fourth quarter. We have an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we elect to bypass the qualitative assessment or if the qualitative assessment indicates that it is more likely than not that the intangible asset is impaired, we are required to perform a quantitative assessment by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying value, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
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
The discounted cash flow model requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital, discount rates and royalty rates. The starting point for the assumptions used in our discounted cash flow model is the annual long-range financial forecast. The annual planning process that we undertake to prepare the long-range financial forecast takes into consideration a multitude of factors, including historical growth rates and operating performance, related industry trends, macroeconomic conditions and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long-range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.
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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $27.6 million and $28 million as of December 31, 2024, and December 31, 2023, respectively.
THE NEW YORK TIMES COMPANY – P. 73

Pension and Other Postretirement Benefits
Our single-employer pension and other postretirement benefit costs are accounted for using actuarial valuations. We recognize the funded status of these plans—measured as the difference between plan assets, if funded, and the benefit obligation—on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income/(loss), net of income taxes. The service cost component of net periodic pension cost is recognized in Total operating costs while the other components are recognized within Other components of net periodic benefit costs/(income) in our Consolidated Statements of Operations below Operating profit.
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
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. We record liabilities for obligations related to complete, and partial withdrawals from multiemployer pension plans. The actual liability for withdrawals is not known until each plan completes a final assessment of the withdrawal liability and issues a demand to us. Therefore, we adjust the estimate of our multiemployer pension plan liability as more information becomes available that allows us to refine our estimates.
See Note 9 for additional information regarding pension and other postretirement benefits.
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
When our subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. We are considered a principal if we control a promised good or service before transferring that good or service to the customer. The Company considers several factors to determine if it controls the good or service and therefore is the principal. These factors include (1) if we have primary responsibility for fulfilling the promise; and (2) if we have discretion in establishing the price for the specified good or service.
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
P. 74 – THE NEW YORK TIMES COMPANY

In the case of our licensing contracts, the transaction price is allocated among the performance obligations, which can consist of (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations.
In the case of our advertising contracts, we may have performance obligations for future services that have not been recognized in our financial statements. The performance obligations are satisfied over time with revenue recognized over the contract term as the advertising services are provided to the customer.
Contract Assets
We record revenue from customers when performance obligations are satisfied. For our licensing revenue, we record revenue related to the portion of performance obligation when the customer obtains control of the content. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in Other current assets for short-term contract assets and Miscellaneous assets for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
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
Practical Expedients and Exemptions
We expense the cost to obtain or fulfill a contract as incurred because the amortization period of the asset that the entity otherwise would have recognized is one year or less. We also apply the practical expedient for the significant financing component when the difference between the payment and the transfer of the products and services is one year or less.
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
THE NEW YORK TIMES COMPANY – P. 75

Stock-Based Compensation
We establish fair value based on market data for our stock-based awards to determine our cost and recognize the related expense over the appropriate vesting period. We recognize stock-based compensation expense for outstanding stock-settled long-term performance awards, restricted stock units and our Company’s Employee Stock Purchase Plan (“ESPP”), net of estimated forfeitures. See Note 13 for additional information related to stock-based compensation expense.
Earnings Per Share
We compute earnings per share based upon the treasury stock method. Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities and the effect of shares issuable under our Company’s stock-based incentive plans if such effect is dilutive.
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
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Fiscal years, beginning after December 15, 2023. Early adoption is permitted.	Requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024, and included additional applicable disclosures in Note 15.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board issued authoritative guidance on the following topics:

Accounting Standard Update(s)	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal years, beginning after December 15, 2025. Early adoption is permitted.	Requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
2024-03 2025-01	Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses	Fiscal years, beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	Requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
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
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products. Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
Advertising revenue is principally from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily derived from offerings sold directly to marketers by our advertising sales teams. A smaller proportion of our total advertising revenues is generated through programmatic auctions run by third-party ad exchanges. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes our core digital advertising business and other digital advertising. Our core digital advertising consists of direct-sold display (which includes website and mobile applications), podcast, email and video advertisements that are sold directly to marketers by our advertising sales teams. Other digital advertising includes programmatic advertising and creative services fees. NYTG and The Athletic has revenue from all categories discussed above. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
Other revenues primarily consist of revenues from Wirecutter affiliate referrals, licensing, commercial printing, the leasing of floors in our Company Headquarters, our live events business, retail commerce, books, television and film and our student subscription sponsorship program.
Subscription, advertising and other revenues were as follows:

	Years Ended
(In thousands)	December 31, 2024	As % of total	December 31, 2023	As % of total	December 31, 2022	As % of total
Subscription	$1,788,207	69.2%	$1,656,153	68.3%	$1,552,362	67.3%
Advertising	506,311	19.6%	505,206	20.8%	523,288	22.7%
Other(1)	291,401	11.2%	264,793	10.9%	232,671	10.0%
Total	$2,585,919	100.0%	$2,426,152	100.0%	$2,308,321	100.0%
(1)Other revenue includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $27 million in both years ended December 31, 2024, and December 31, 2023, and $29 million for the year ended December 31, 2022.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Years Ended
(In thousands)	December 31, 2024	As % of total	December 31, 2023	As % of total	December 31, 2022	As % of total
Digital-only subscription revenues(1)	$1,254,592	70.2%	$1,099,439	66.4%	$978,574	63.0%
Print subscription revenues(2)	533,615	29.8%	556,714	33.6%	573,788	37.0%
Total subscription revenues	$1,788,207	100.0%	$1,656,153	100.0%	$1,552,362	100.0%
(1)Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
THE NEW YORK TIMES COMPANY – P. 77

The following table summarizes digital and print advertising revenues for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Years Ended
(In thousands)	December 31, 2024	As % of total	December 31, 2023	As % of total	December 31, 2022	As % of total
Digital advertising revenues	$342,092	67.6%	$317,744	62.9%	$318,440	60.9%
Print advertising revenues	164,219	32.4%	187,462	37.1%	204,848	39.1%
Total advertising revenues	$506,311	100.0%	$505,206	100.0%	$523,288	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $148 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $95 million, $28 million, and $25 million will be recognized in 2025, 2026 and thereafter through 2030, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2023, were $172.8 million, substantially all of which was recognized as revenues during the year ended December 31, 2024.
Contract Assets
As of December 31, 2024, and December 31, 2023, the Company had $5.2 million and $3.5 million, respectively, in contract assets recorded in the Consolidated Balance Sheets related to licensing revenue. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $1.1 million and $0.7 million of pre-tax net unrealized gains and losses, respectively, in Accumulated Other Comprehensive Income (“AOCI”) as of December 31, 2024, and December 31, 2023, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 31, 2024, and December 31, 2023:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$203,238	$511	$(20)	$203,729
Corporate debt securities	153,988	415	(28)	154,375
Certificates of deposit	4,400	—	—	4,400
U.S. governmental agency securities	3,974	—	(4)	3,970
Total short-term AFS securities	$365,600	$926	$(52)	$366,474
Long-term AFS securities
Corporate debt securities	$190,772	$544	$(303)	$191,013
U.S. Treasury securities	154,936	258	(261)	154,933
Total long-term AFS securities	$345,708	$802	$(564)	$345,946
P. 78 – THE NEW YORK TIMES COMPANY

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$48,721	$55	$(667)	$48,109
Corporate debt securities	109,891	6	(1,828)	108,069
U.S. governmental agency securities	6,000	—	(84)	5,916
Total short-term AFS securities	$164,612	$61	$(2,579)	$162,094
Long-term AFS securities
Corporate debt securities	$103,061	$886	$(5)	$103,942
U.S. Treasury securities	148,878	1,023	(42)	149,859
U.S. governmental agency securities	3,857	—	(25)	3,832
Total long-term AFS securities	$255,796	$1,909	$(72)	$257,633
The following tables present the AFS securities as of December 31, 2024, and December 31, 2023, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$13,023	$(18)	$1,297	$(2)	$14,320	$(20)
Corporate debt securities	28,741	(28)	249	—	28,990	(28)
U.S. governmental agency securities	—	—	3,971	(4)	3,971	(4)
Total short-term AFS securities	$41,764	$(46)	$5,517	$(6)	$47,281	$(52)
Long-term AFS securities
Corporate debt securities	$68,163	$(303)	$—	$—	$68,163	$(303)
U.S. Treasury securities	64,325	(261)	—	—	64,325	(261)
Total long-term AFS securities	$132,488	$(564)	$—	$—	$132,488	$(564)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$995	$(1)	$24,978	$(666)	$25,973	$(667)
Corporate debt securities	5,819	(5)	99,504	(1,823)	105,323	(1,828)
U.S. governmental agency securities	—	—	5,916	(84)	5,916	(84)
Total short-term AFS securities	$6,814	$(6)	$130,398	$(2,573)	$137,212	$(2,579)
Long-term AFS securities
Corporate debt securities	$2,451	$—	$245	$(5)	$2,696	$(5)
U.S. Treasury securities	14,792	(36)	290	(6)	15,082	(42)
U.S. governmental agency securities	3,832	(25)	—	—	3,832	(25)
Total long-term AFS securities	$21,075	$(61)	$535	$(11)	$21,610	$(72)
THE NEW YORK TIMES COMPANY – P. 79

We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs. See Note 2 for factors we consider when assessing AFS securities for recognition of losses or allowance for credit losses.
As of December 31, 2024, and December 31, 2023, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 31, 2024, and December 31, 2023, we have no impairment losses or allowance for credit losses related to AFS securities.
As of December 31, 2024, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months, and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value hierarchy of our marketable securities.
5. Goodwill and Intangibles
The changes in the carrying amount of goodwill as of December 31, 2024, and since December 31, 2022, were as follows:

(In thousands)	The New York Times Group	The Athletic	Total Company
Balance as of December 31, 2022	$162,686	$251,360	$414,046
Foreign currency translation(1)	2,052	—	2,052
Balance as of December 31, 2023	164,738	251,360	416,098
Foreign currency translation(1)	(3,925)	—	(3,925)
Balance as of December 31, 2024	$160,813	$251,360	$412,173
(1)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
For the 2024 and 2023 annual impairment testing, based on our assessments, we concluded that goodwill is not impaired.
The aggregate carrying amount of intangible assets of $258.0 million, which includes an indefinite-lived intangible of $2.5 million, is included in Intangible Assets, net in our Consolidated Balance Sheet as of December 31, 2024. As of December 31, 2024, and December 31, 2023, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	December 31, 2024
(In thousands)	Gross book value	Accumulated amortization	Net book value	Weighted-Average Useful Life (Years)
Trademark	$162,618	$(25,951)	$136,667	17.3
Existing subscriber base	136,500	(34,313)	102,187	9.2
Developed technology	38,401	(22,719)	15,682	2.2
Content archive	5,751	(4,758)	993	1.6
Total	$343,270	$(87,741)	$255,529	13.1

	December 31, 2023
(In thousands)	Gross book value	Accumulated amortization	Net book value	Weighted-Average Useful Life (Years)
Trademark	$162,618	$(17,767)	$144,851	18.3
Existing subscriber base	136,500	(23,062)	113,438	10.2
Developed technology	38,401	(15,381)	23,020	3.2
Content archive	5,751	(4,047)	1,704	2.5
Total	$343,270	$(60,257)	$283,013	13.7
P. 80 – THE NEW YORK TIMES COMPANY

During 2023 and 2022, we recorded impairment charges related to our indefinite-lived intangible asset. As a result of reduced long-term advertising and subscription revenue expectations for our Serial podcasts during the quarter ended September 30, 2023, and a decrease in advertiser demand, slower production of shows as well as the macroeconomic environment during the quarter ended December 31, 2022, we performed quantitative impairment tests for the Serial indefinite-lived intangible asset. We compared the fair value of the Serial trademark, calculated using a discounted cash flow model, to its carrying value and recorded impairment charges of approximately $2.5 million and $4.1 million for the years ended December 31, 2023, and December 31, 2022, respectively. These charges are included in Impairment charges in our Consolidated Statement of Operations within the NYTG operating segment. The 2024 annual impairment test did not identify any impairments. See Note 2 for factors that the Company considers when assessing indefinite-lived intangible assets for impairment.
Amortization expense for intangible assets included in Depreciation and amortization in our Consolidated Statements of Operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were $27.5 million, $29.3 million and $27.1 million, respectively.
In 2024 and 2023, we did not identify any impairments related to intangible assets with definite lives.
The estimated aggregate amortization expense for each of the following fiscal years ending December 31 is presented below:

(In thousands)
2025	$27,213
2026	26,960
2027	20,171
2028	19,335
2029	19,250
Thereafter	142,600
Total amortization expense	$255,529
6. Investments
Investments in Joint Ventures
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
In 2023, we had a gain from joint ventures of $2.5 million. The gain was due to our proportionate share of a distribution received from the final liquidation of Madison. In conjunction with this distribution, the Company purchased UPM’s 20% noncontrolling interest in the Company’s consolidated subsidiary and the Madison joint venture was dissolved.
As of December 31, 2024, and December 31, 2023, the value of our investments in joint ventures was zero. Our proportionate shares of distributions of our investments are recorded in Gain from joint ventures in our Consolidated Statements of Operations.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable equity securities sold or impaired are recognized in Interest income and other, net in our Consolidated Statement of Operations.
As of December 31, 2024, and December 31, 2023, non-marketable equity securities included in Miscellaneous assets in our Consolidated Balance Sheets had a carrying value of $29.5 million and $29.7 million, respectively. The carrying value includes $15.1 million of unrealized gains as of December 31, 2024.
THE NEW YORK TIMES COMPANY – P. 81

7. Property, Plant and Equipment, net
The following table presents the detail of property, plant and equipment, net as of December 31, 2024, and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Equipment	$452,081	$447,324
Buildings, building equipment and improvements	736,608	729,559
Software(1)	78,244	80,710
Land	106,767	106,648
Assets in progress	20,628	20,333
Total, at cost	1,394,328	1,384,574
Less: accumulated depreciation and amortization	(905,512)	(870,329)
Property, plant and equipment, net	$488,816	$514,245
(1)Unamortized computer software costs were $10.9 million and $13.4 million as of December 31, 2024, and December 31, 2023, respectively.
Depreciation expense for property, plant and equipment assets included in Depreciation and amortization in our Consolidated Statements of Operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, were $55.5 million, $56.8 million and $55.6 million, respectively. This includes amortization of capitalized computer software costs of $7.0 million, $7.8 million and $7.9 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
Asset Retirements
During the years ended December 31, 2024, and December 31, 2023, as part of its annual assets review, the Company retired assets that were no longer in use with a cost of approximately $20.9 million and $10.0 million, respectively. The retirements in 2024 and 2023 were composed of mostly equipment and software. As a result of the retirements, the Company recorded $0.9 million in write-offs for the year ended December 31, 2024, which are reflected in General and administrative costs in our Consolidated Statements of Operations. For the years ended December 31, 2023, and December 31, 2022, the Company recorded de minimis write-offs.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 31, 2024, and December 31, 2023, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
P. 82 – THE NEW YORK TIMES COMPANY

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, and December 31, 2023:

(In thousands)	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
U.S. Treasury securities	$203,729	$—	$203,729	$—	48,109	—	48,109	—
Corporate debt securities	154,375	—	154,375	—	108,069	—	108,069	—
Certificates of deposit	4,400	—	4,400	—	—	—	—	—
U.S. governmental agency securities	3,970	—	3,970	—	5,916	—	5,916	—
Total short-term AFS securities	$366,474	$—	$366,474	$—	$162,094	$—	$162,094	$—
Long-term AFS securities(1)
Corporate debt securities	$191,013	$—	$191,013	$—	$103,942	$—	$103,942	$—
U.S. Treasury securities	154,933	—	154,933	—	149,859	—	149,859	—
U.S. governmental agency securities	—	—	—	—	3,832	—	3,832	—
Total long-term AFS securities	$345,946	$—	$345,946	$—	$257,633	$—	$257,633	$—
Liabilities:
Deferred compensation(2)(3)	$13,230	$13,230	$—	$—	$13,752	$13,752	$—	$—
Contingent consideration	$1,608	$—	$—	$1,608	$4,991	$—	$—	$4,991
(1)We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
(2)The deferred compensation liability, included in Other liabilities—Other in our Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), a frozen plan that enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015.
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $45.0 million as of December 31, 2024, and $52.3 million as of December 31, 2023. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.
Level 3 Liabilities
The contingent consideration liability is related to the 2020 acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC, and represents contingent payments based on the achievement of certain operational targets, as defined in the acquisition agreement, over the five years following the acquisition. The Company estimated the fair value using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. As the fair value is based on significant unobservable inputs, this is a Level 3 liability.
THE NEW YORK TIMES COMPANY – P. 83

The following table presents the changes in the balance of the contingent consideration during the year ended December 31, 2024, and December 31, 2023:

(In thousands)	December 31, 2024	December 31, 2023
Balance at the beginning of the period	$4,991	$5,324
Payments	(3,017)	(3,448)
Fair value adjustments(1)	(366)	3,115
Contingent consideration at the end of the period	$1,608	$4,991
(1)Fair value adjustments are included in General and administrative expenses in our Consolidated Statements of Operations.
The remaining contingent consideration balances as of December 31, 2024, and December 31, 2023, are $1.6 million and $5.0 million, respectively. For the year-ended December 31, 2024, the remaining contingent consideration is included in Accrued expenses and other, in our Consolidated Balance Sheets. For the year-ended December 31, 2023, the remaining contingent consideration is included in Accrued expenses and other, for the current portion of the liability and Other liabilities — Other, for the long-term portion of the liability, in our Consolidated Balance Sheets.
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
P. 84 – THE NEW YORK TIMES COMPANY

9. Pension and Other Postretirement Benefits
Pension Benefits
Single-Employer Plans
We maintain The New York Times Companies Pension Plan (the “Pension Plan”), a frozen single-employer defined benefit pension plan. The Company also jointly sponsors a defined benefit plan with The NewsGuild of New York (the “Guild”) known as the Guild-Times Adjustable Pension Plan (the “APP”) that continues to accrue active benefits.
We also have a foreign-based pension plan for certain employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 31, 2024			December 31, 2023			December 31, 2022
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$6,163	$73	$6,236	$5,669	$73	$5,742	$11,526	$105	$11,631
Interest cost	53,503	8,856	62,359	56,793	9,218	66,011	35,350	5,142	40,492
Expected return on plan assets	(72,432)	—	(72,432)	(76,489)	—	(76,489)	(55,229)	—	(55,229)
Amortization and other costs	10,413	3,970	14,383	2,654	3,538	6,192	13,065	6,572	19,637
Amortization of prior service (credit)/cost	(1,945)	47	(1,898)	(1,945)	50	(1,895)	(1,945)	48	(1,897)
Effect of settlement	—	(40)	(40)	—	—	—	—	—	—
Net periodic pension (credit)/cost	$(4,298)	$12,906	$8,608	$(13,318)	$12,879	$(439)	$2,767	$11,867	$14,634
Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net actuarial loss/(gain)	$31,829	$19,100	$(22,500)
Amortization of loss	(14,383)	(6,192)	(19,637)
Amortization of prior service credit	1,898	1,895	1,897
Effect of settlement	40	—	—
Total recognized in other comprehensive income	19,384	14,803	(40,240)
Net periodic pension (credit)/cost	8,608	(439)	14,634
Total recognized in net periodic pension benefit cost and other comprehensive income	$27,992	$14,364	$(25,606)
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $43 million for 2024, $39 million for 2023 and $29 million for 2022, respectively.
THE NEW YORK TIMES COMPANY – P. 85

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 31, 2024			December 31, 2023
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,068,489	$180,556	$1,249,045	$1,076,412	$179,608	$1,256,020
Service cost	6,163	73	6,236	5,669	73	5,742
Interest cost	53,503	8,856	62,359	56,793	9,218	66,011
Actuarial (gain)/loss	(27,816)	(5,843)	(33,659)	39,116	8,089	47,205
Benefits paid	(74,013)	(16,793)	(90,806)	(109,501)	(16,463)	(125,964)
Effects of change in currency conversion	—	(68)	(68)	—	31	31
Benefit obligation at end of year	1,026,326	166,781	1,193,107	1,068,489	180,556	1,249,045
Change in plan assets
Fair value of plan assets at beginning of year	1,151,505	—	1,151,505	1,145,933	—	1,145,933
Actual return on plan assets	6,944	—	6,944	104,595	—	104,595
Employer contributions	13,192	16,793	29,985	10,478	16,463	26,941
Benefits paid	(74,013)	(16,793)	(90,806)	(109,501)	(16,463)	(125,964)
Fair value of plan assets at end of year	1,097,628	—	1,097,628	1,151,505	—	1,151,505
Net amount recognized	$71,302	$(166,781)	$(95,479)	$83,016	$(180,556)	$(97,540)
Amount recognized in the Consolidated Balance Sheets
Pension assets	$71,302	$—	$71,302	$83,016	$—	$83,016
Current liabilities	—	(16,002)	(16,002)	—	(16,672)	(16,672)
Noncurrent liabilities	—	(150,779)	(150,779)	—	(163,884)	(163,884)
Net amount recognized	$71,302	$(166,781)	$(95,479)	$83,016	$(180,556)	$(97,540)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$473,759	$64,031	$537,790	$446,500	$73,804	$520,304
Prior service credit	(7,117)	442	(6,675)	(9,062)	489	(8,573)
Total	$466,642	$64,473	$531,115	$437,438	$74,293	$511,731
Benefit obligations decreased from $1.25 billion at December 31, 2023, to $1.19 billion at December 31, 2024, primarily due to benefit payments of $90.8 million and actuarial gains of $33.7 million driven by an increase in the discount rate.
Benefit obligations decreased from $1.26 billion at December 31, 2022, to $1.25 billion at December 31, 2023, primarily due to benefit payments of $126.0 million. Benefit payments include a lump-sum offer, completed in the fourth quarter of 2023, extended to certain former employees who participated in the Pension Plan. This completed lump-sum offer did not result in a settlement charge.
The accumulated benefit obligation for all pension plans was $1.18 billion and $1.24 billion as of December 31, 2024, and December 31, 2023, respectively.
P. 86 – THE NEW YORK TIMES COMPANY

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

(In thousands)	December 31, 2024	December 31, 2023
Projected benefit obligation	$166,781	$180,556
Accumulated benefit obligation	$166,486	$180,269
Fair value of plan assets	$—	$—
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 31, 2024	December 31, 2023
Discount rate	5.73%	5.25%
Rate of increase in compensation levels(1)	7.28%	3.00%
(1)7.28% for 2024, 3.04% for 2025 and 3.00% thereafter
The rate of increase in compensation levels is applicable only for the APP that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Discount rate for determining projected benefit obligation	5.25%	5.66%	2.94%
Discount rate in effect for determining service cost	5.41%	5.59%	3.14%
Discount rate in effect for determining interest cost	5.19%	5.46%	2.45%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	5.93%	5.61%	3.75%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 31, 2024	December 31, 2023
Discount rate	5.62%	5.21%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the foreign plan that has not been frozen.
THE NEW YORK TIMES COMPANY – P. 87

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Discount rate for determining projected benefit obligation	5.21%	5.64%	2.81%
Discount rate in effect for determining interest cost	5.16%	5.39%	2.24%
Rate of increase in compensation levels	3.00%	3.00%	2.50%
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
Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. There were no minimum funding requirements during the years ended December 31, 2024, or December 31, 2023.
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
P. 88 – THE NEW YORK TIMES COMPANY

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
The following asset allocation guidelines apply to the Return-Seeking Assets as of December 31, 2024:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	90%	85%
Growth Fixed Income	0%	-	15%	0%
Alternatives	0%	-	15%	3%
Cash(1)	0%	-	10%	12%
(1)Cash balances exceeded targets as of December 31, 2024 due to immediate cash needs.
The asset allocations by asset category for both Liability-Hedging and Return-Seeking Assets, as of December 31, 2024, were as follows:

Asset Category	Percentage Range			Actual
Liability-Hedging	85.5%	-	90.5%	88%
Public Equity	6.7%	-	13.1%	10%
Growth Fixed Income	0%	-	2%	0%
Alternatives	0%	-	2%	1%
Cash	0%	-	1%	1%
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
Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of ERISA and the Internal Revenue Code as well as the collective bargaining agreement with the Guild.
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
THE NEW YORK TIMES COMPANY – P. 89

The asset allocations by asset category as of December 31, 2024, were as follows:

Asset Category	Percentage Range			Actual
Hedging Assets	75%	-	90%	78%
Return-Seeking Assets	10%	-	25%	20%
Cash and Equivalents	0%	-	5%	2%
The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the APP Trustees. The APP Trustees may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the APP’s assets.
Fair Value of Plan Assets
The fair value of the assets underlying the Pension Plan and the joint-sponsored APP by asset category are as follows:

	December 31, 2024
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investment Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$523	$—	$—	$—	$523
International Equities	16,654	—	—	—	16,654
Registered Investment Companies	71,309	—	—	—	71,309
Common/Collective Funds(1)	—	—	—	249,033	249,033
Fixed Income Securities:
Corporate Bonds	—	534,310	—	—	534,310
U.S. Treasury and Other Government Securities	—	105,135	—	—	105,135
Municipal and Provincial Bonds	—	24,155	—	—	24,155
Other	—	31,441	—	—	31,441
Cash and Cash Equivalents	—	—	—	61,413	61,413
Private Equity	—	—	—	2,811	2,811
Hedge Fund	—	—	—	845	845
Assets at Fair Value	$88,486	$695,041	$—	$314,102	$1,097,629
(1)The underlying assets of the common/collective funds primarily consist of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
P. 90 – THE NEW YORK TIMES COMPANY

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
For our investments where pricing data may not be readily available, fair values are estimated by using quoted prices for similar assets, in both active and inactive markets, and observable inputs, other than quoted prices, such as interest rates and credit risk. We classify these types of investments as Level 2 because we are able to reasonably estimate the fair value through inputs that are observable, either directly or indirectly. There are no restrictions on our ability to sell any of our Level 1 and Level 2 investments.
Cash Flows
In 2024, we made contributions to the APP in the amount of $13.2 million. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $13 million in 2025.
THE NEW YORK TIMES COMPANY – P. 91

The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2025	$89,640	$16,406	$106,046
2026	77,745	16,089	93,834
2027	78,831	15,931	94,762
2028	79,756	15,799	95,555
2029	80,481	15,564	96,045
2030-2034(1)	397,757	68,960	466,717
(1)While benefit payments under these plans are expected to continue beyond 2034, we have presented in this table only those benefit payments estimated over the next 10 years.
Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. Certain events, such as amendments to various collective bargaining agreements, the sale of the New England Media Group, a reduction in covered employees and the election by the Company to withdraw from certain plans, resulted in withdrawal liabilities due to multiemployer pension plans.
Our multiemployer pension plan withdrawal liability was approximately $61 million and $68 million as of December 31, 2024, and December 31, 2023, respectively. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred. For those plans that have yet to provide us with a demand letter, the actual liability will not be fully known until such plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
In 2024, the Company recorded a $2.9 million gain related to reductions in our multiemployer pension plan liabilities. This was recorded in Multiemployer pension plan liability adjustment in our Consolidated Statement of Operations for the year ended December 31, 2024.
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
P. 92 – THE NEW YORK TIMES COMPANY

Our participation in significant plans for the fiscal period ended December 31, 2024, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four years to five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 to 20 years, depending on other criteria.
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

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2024	2023		2024	2023(4)	2022
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical and Declining as of 1/01/24	Critical and Declining as of 1/01/23	Implemented	$233	$263	$328	No	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund(2)	13-6122251-001	Green as of 6/01/24	Green as of 6/01/23	N/A	702	703	804	No	3/30/2026
GCIU-Employer Retirement Benefit Plan(5)	91-6024903-001	Critical and Declining as of 1/01/24	Critical and Declining as of 1/01/23	Implemented	47	54	56	No	3/30/2026
Pressmen’s Publishers’ Pension Fund(4)	13-6121627-001	N/A(3)	N/A(3)	N/A	—	41	1,447	No	3/30/2027
Paper Handlers’-Publishers’ Pension Fund(4)	13-6104795-001	N/A(6)	Critical and Declining as of 4/01/23	N/A	—	95	96	Yes	3/30/2026
Contributions for individually significant plans					$982	$1,156	$2,731
Contributions for a plan not individually significant					$22	$29	$36
Total Contributions					$1,004	$1,185	$2,767
(1)There are two collective bargaining agreements requiring contributions to this plan: Mailers, which expires March 30, 2027, and Typographers, which expires March 30, 2025.
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
(4)The Company withdrew from the Pressmen’s Publishers’ Pension Fund and the Paper Handlers’ - Publishers’ Pension Fund during calendar year 2023.
(5)The Company withdrew from the GCIU-Employer Retirement Benefit Plan during calendar year 2024.
(6)The plan terminated by mass withdrawal prior to the start of the 2024 plan year.
The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008, through August 31, 2009.
THE NEW YORK TIMES COMPANY – P. 93

The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5% of Total Contributions (as of Plan’s Year-End)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2023 & 5/31/2022(1)
Pressmen’s Publisher’s Pension Fund	3/31/2023 & 3/31/2022
Paper Handlers’-Publishers’ Pension Fund	3/31/2024, 3/31/2023 & 3/31/2022
(1) Form 5500 for the plan year ended 5/31/2024 was not available as of the date we filed our financial statements.
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
Net Periodic Other Postretirement Benefit Cost
The components of net periodic postretirement benefit cost were as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Service cost	$16	$33	$46
Interest cost	1,088	1,500	731
Amortization and other costs	695	1,945	3,293
Amortization of prior service credit	—	—	(368)
Net periodic postretirement benefit cost	$1,799	$3,478	$3,702
The changes in the benefit obligations recognized in other comprehensive loss were as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net actuarial gain	$(4,362)	$(6,916)	$(6,801)
Amortization of loss	(695)	(1,945)	(3,293)
Amortization of prior service credit	—	—	368
Total recognized in other comprehensive (income)/loss	(5,057)	(8,861)	(9,726)
Net periodic postretirement benefit cost	1,799	3,478	3,702
Total recognized in net periodic postretirement benefit cost and other comprehensive (income)/loss	$(3,258)	$(5,383)	$(6,024)
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the accumulated postretirement benefit obligation. Gains and losses in excess of the corridor are generally amortized over the average remaining service period to expected retirement of active participants.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $21 million in 2024, $20 million in 2023 and $19 million in 2022.
P. 94 – THE NEW YORK TIMES COMPANY

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 31, 2024	December 31, 2023
Change in benefit obligation
Benefit obligation at beginning of year	$22,912	$30,696
Service cost	16	33
Interest cost	1,088	1,500
Plan participants’ contributions	1,980	2,060
Actuarial gain	(4,362)	(6,916)
Benefits paid	(4,220)	(4,461)
Benefit obligation at the end of year	17,414	22,912
Change in plan assets
Employer contributions	2,240	2,401
Plan participants’ contributions	1,980	2,060
Benefits paid	(4,220)	(4,461)
Fair value of plan assets at end of year	—	—
Net amount recognized	$(17,414)	$(22,912)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(2,707)	$(3,510)
Noncurrent liabilities	(14,707)	(19,402)
Net amount recognized	$(17,414)	$(22,912)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$1,619	$6,676
Prior service credit	—	—
Total	$1,619	$6,676
Benefit obligations decreased from $22.9 million at December 31, 2023, to $17.4 million at December 31, 2024, primarily due to the actuarial gain of $4.4 million, driven by a decrease in assumed costs and benefit payments, net of participation contributions of $2.2 million.
Benefit obligations decreased from $30.7 million at December 31, 2022, to $22.9 million at December 31, 2023, primarily due to the actuarial gain of $6.9 million, driven by an increase in the discount rate and benefit payments, net of participation contributions of $2.4 million.
Information for postretirement plans with accumulated benefit obligations in excess of plan assets was as follows:

(In thousands)	December 31, 2024	December 31, 2023
Accumulated benefit obligation	$17,414	$22,912
Fair value of plan assets	$—	$—
THE NEW YORK TIMES COMPANY – P. 95

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 31, 2024	December 31, 2023
Discount rate	5.42%	5.16%
Estimated increase in compensation level	3.50%	3.50%
Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Discount rate for determining projected benefit obligation	5.16%	5.55%	2.55%
Discount rate in effect for determining service cost	5.22%	5.55%	2.58%
Discount rate in effect for determining interest cost	5.15%	5.26%	1.91%
Estimated increase in compensation level	3.50%	3.50%	3.50%
The assumed health-care cost trend rates were as follows:

	December 31, 2024	December 31, 2023
Health-care cost trend rate	6.58%	6.71%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2033	2030
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans.
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2025	$2,819
2026	2,564
2027	2,335
2028	2,134
2029	1,915
2030-2034(1)	6,688
(1)While benefit payments under these plans are expected to continue beyond 2034, we have presented in this table only those benefit payments estimated over the next 10 years.
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement. The cost is recognized only when it is probable and can be estimated. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued obligation for these benefits was $5.5 million as of December 31, 2024, and $7.8 million as of December 31, 2023.
P. 96 – THE NEW YORK TIMES COMPANY

10. Other
The components of the Other liabilities — Other balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2024	December 31, 2023
Deferred compensation	$13,230	$13,752
Noncurrent operating lease liabilities	37,255	42,905
Contingent consideration	—	3,195
Other liabilities	35,615	41,112
Total	$86,100	$100,964
See Note 8 for detail related to deferred compensation.
See Note 16 for detail related to noncurrent operating lease liabilities.
See Note 8 for detail related to contingent consideration.
Other liabilities in the preceding table primarily included our post-employment liabilities, our contingent tax liability for uncertain tax positions, and self-insurance liabilities as of December 31, 2024, and December 31, 2023.
Marketing Expenses
Marketing expense, the cost to promote our brand and our products, was $152.5 million, $138.3 million and $151.1 million for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Media expense, the primary component of marketing expense, which represents the cost to promote our subscription business, was $138.8 million, $117.7 million and $134.1 million for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. We expense these costs as incurred.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Consolidated Statements of Operations, was as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Interest income and other, net(1)	$37,502	$22,116	$7,264
Gain on the sale of land (1)	—	—	34,227
Interest expense	(1,017)	(1,014)	(800)
Total interest income and other, net	$36,485	$21,102	$40,691
(1)On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and, as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement. Interest income related to this lease was $1.8 million in 2024 and 2023, respectively.
THE NEW YORK TIMES COMPANY – P. 97

Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 31, 2024, and December 31, 2023, from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 31, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$199,448	$289,472
Restricted cash included within miscellaneous assets	14,409	13,700
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$213,857	$303,172
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
As of December 31, 2024, there were no outstanding borrowings under the Credit Facility and the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized severance costs of $7.5 million, $7.6 million and $4.7 million for the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. These costs are recorded in General and administrative costs in our Consolidated Statements of Operations.
We had a severance liability of $4.8 million and $4.4 million included in Accrued expenses and other in our Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023, respectively. We anticipate the payments related to the 2024 liability will be made within the next twelve months.
Generative AI Litigation Costs
During the year ended December 31, 2024, the Company recorded $10.8 million of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”), alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 17 for additional information.
Acquisition Related Costs
During the year-ended December 31, 2022, the Company acquired The Athletic Media Company. As part of the transaction, the Company incurred one-time $34.7 million acquisition-related costs, which primarily included expenses paid in connection with the acceleration of The Athletic Media Company stock options, as well as legal, accounting, financial advisory and integration planning expenses. The stock options acceleration is included in Acquisition-related costs in our Consolidated Statements of Operations for the year ended December 31, 2022.
P. 98 – THE NEW YORK TIMES COMPANY

11. Income Taxes
Reconciliations between the effective tax rate on income from continuing operations before income taxes and the federal statutory rate are presented below.

	December 31, 2024		December 31, 2023		December 31, 2022
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$80,519	21.0	$63,544	21.0	$49,560	21.0
State and local taxes, net	21,043	5.5	18,445	6.1	16,855	7.1
(Decrease)/increase in uncertain tax positions	(1,728)	(0.5)	1,763	0.6	(220)	(0.1)
(Gain)/loss on company-owned life insurance	(675)	(0.2)	(735)	(0.2)	857	0.4
Nondeductible expense	1,960	0.5	1,492	0.5	780	0.3
Nondeductible executive compensation	2,154	0.6	2,175	0.7	3,985	1.7
Stock-based awards expense/(benefit)	154	—	478	0.2	(1,119)	(0.5)
Deduction for foreign-derived intangible income	(4,706)	(1.2)	(3,985)	(1.3)	(3,166)	(1.3)
Research and experimentation credit	(9,518)	(2.5)	(12,683)	(4.2)	(6,699)	(2.8)
Other, net	395	0.2	(658)	(0.2)	1,261	0.5
Income tax expense	$89,598	23.4	$69,836	23.2	$62,094	26.3
The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Current tax expense/(benefit)
Federal	$54,547	$56,139	$75,495
Foreign	2,360	2,590	1,897
State and local	24,751	30,901	30,855
Total current tax expense	81,658	89,630	108,247
Deferred tax expense/(benefit)
Federal	4,713	(12,715)	(36,344)
State and local	3,227	(7,079)	(9,809)
Total deferred tax expense	7,940	(19,794)	(46,153)
Income tax expense	$89,598	$69,836	$62,094
THE NEW YORK TIMES COMPANY – P. 99

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$54,464	$60,398
Accruals for other employee benefits, compensation, insurance and other	17,482	36,968
Net operating losses(1)	35,837	42,944
Operating lease liabilities	12,643	14,144
Capitalized research and development costs	94,930	68,113
Other	27,919	36,387
Gross deferred tax assets	$243,275	$258,954
Valuation allowance	(5,332)	(3,240)
Net deferred tax assets	$237,943	$255,714
Deferred tax liabilities
Property, plant and equipment	$31,401	$37,950
Intangible assets	73,536	79,718
Operating lease right-of-use assets	8,774	9,626
Other	12,835	13,915
Gross deferred tax liabilities	$126,546	$141,209
Net deferred tax asset	$111,397	$114,505
(1)Includes federal tax operating loss carryforwards acquired in connection with The Athletic Media Company acquisition.
Federal tax operating loss carryforwards acquired in connection with The Athletic Media Company acquisition totaled $29 million as of December 31, 2024. Such losses have remaining lives of up to 13 years. State tax operating loss carryforwards totaled $6.9 million as of December 31, 2024, and $6.8 million as of December 31, 2023. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives of up to 17 years. Foreign tax operating loss carryforwards totaled $1.3 million as of December 31, 2024, most of which have an indefinite carryforward period.
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
We had a valuation allowance totaling $5.3 million as of December 31, 2024, and $3.2 million as of December 31, 2023, for deferred tax assets primarily associated with a deferred benefit on unrealized foreign exchange loss and net operating losses of U.S. subsidiaries, as we determined these assets were not realizable on a more-likely-than-not basis.
We had prepaid income taxes of $5.6 million as of December 31, 2024, compared with an income tax payable of $23.2 million as of December 31, 2023.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $14.3 million, $10.0 million and $6.1 million in 2024, 2023 and 2022, respectively.
P. 100 – THE NEW YORK TIMES COMPANY

As of December 31, 2024, and December 31, 2023, Accumulated other comprehensive loss, net of income taxes in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $140 million and $137 million, respectively.
A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of year	$7,074	$5,528	$5,891
Gross additions to tax positions taken during the current year	840	2,466	1,504
Gross additions to tax positions taken during the prior year	1,630	877	73
Gross reductions to tax positions taken during the prior year	(2,305)	(8)	—
Reductions from settlements with taxing authorities	(1,924)	(1,185)	(1,116)
Reductions from lapse of applicable statutes of limitations	(383)	(604)	(824)
Balance at end of year	$4,932	$7,074	$5,528
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $4 million and $6 million as of December 31, 2024, and December 31, 2023, respectively.
In 2024 and 2023, we recorded a $5.7 million and a $1.9 million income tax benefit, respectively, due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was $2.5 million and $1.9 million as of December 31, 2024, and December 31, 2023, respectively. The total amount of accrued interest and penalties was a net benefit of $0.5 million in 2024, $0.3 million in 2023 and $0.1 million in 2022.
With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2013. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next twelve months, which could result in a decrease in unrecognized tax benefits of $1.9 million that would, if recognized, reduce the effective tax rate.
12. Earnings Per Share
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise or vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and ESPP could impact the diluted shares. The difference between basic and diluted shares was approximately 1.4 million, 0.9 million and 0.3 million as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively. In 2024, 2023 and 2022, dilution resulted primarily from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock options, stock-settled long-term performance awards and restricted stock units excluded from the computation of diluted earnings per share for the years ended 2024, 2023 and 2022.
THE NEW YORK TIMES COMPANY – P. 101

13. Stock-Based Awards
As of December 31, 2024, the Company was authorized to grant stock-based compensation under its 2020 Incentive Compensation Plan (the “2020 Incentive Plan”), which became effective April 22, 2020. The 2020 Incentive Plan replaced the 2010 Incentive Compensation Plan (the “2010 Incentive Plan”).
The Company’s long-term incentive compensation program provides executives the opportunity to earn shares of Class A Common Stock at the end of three-year performance cycles based in part on the achievement of financial goals tied to financial metrics and in part on stock price performance relative to companies in the Standard & Poor’s 500 Stock Index. In addition, the Company grants time-vested restricted stock units annually to a number of employees. These are settled in shares of Class A Common Stock.
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
We recognize stock-based compensation expense for our outstanding stock-settled long-term performance awards, restricted stock units and Class A Common Stock issued under our Company’s ESPP, to which we refer as “Stock-Based Awards.”
Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Awards vest over a stated vesting period.
Total stock-based compensation expense included in the Consolidated Statement of Operations is as follows:

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cost of revenue	$16,829	$12,804	$8,031
Marketing	1,598	1,604	1,243
Product development	25,953	20,188	10,875
General and administrative	23,119	20,180	15,157
Total stock-based compensation expense	$67,499	$54,776	$35,306
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
There were no stock options outstanding as of December 31, 2024, and December 31, 2023. There were no stock options exercised in 2024 or 2023. The total intrinsic value for stock options exercised in 2022 was de minimis.

P. 102 – THE NEW YORK TIMES COMPANY

Restricted Stock Units
The 2010 Incentive Plan provided, and 2020 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to five years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2024 were as follows:

	December 31, 2024
(Shares in thousands)	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of period	2,602	$40
Granted	1,363	44
Vested	(1,044)	41
Forfeited	(290)	41
Outstanding at end of period	2,631	$41
Exercisable at end of period	199	$32
Unvested stock-settled restricted stock units at beginning of period	2,430	$40
Unvested stock-settled restricted stock units at end of period	2,432	$42
Unvested stock-settled restricted stock units expected to vest at end of period	2,209	$42
The intrinsic value of stock-settled restricted stock units vested was $45.8 million in 2024, $28.0 million in 2023 and $10.4 million in 2022. The intrinsic value of stock-settled restricted stock units outstanding was $137.0 million in 2024.
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
In 2024, there were two six-month ESPP offerings with a purchase price set at a 15% discount of the closing selling price per share of Class A Common Stock on January 2, 2024, or July 1, 2024, for the first offering and, June 28, 2024, or December 31, 2024, for the second offering, whichever was lower for each offering. For the first 2024 offering, the purchase price was $40.68 and approximately 113,000 shares were issued. For the second 2024 offering, the purchase price was $43.72 and approximately 114,000 shares were issued.
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
Prior to 2022, cash-settled awards were granted with three-year performance cycles and are based on the achievement of a specified financial performance measure. There were payments of approximately $6 million in 2024, $5 million in 2023 and $4 million in 2022.
The long-term incentive compensation awards consist of restricted stock units (starting with the 2022 program) and performance-based awards. The performance-based awards are based on (i) relative Total Shareholder Return (“TSR”) (calculated as stock appreciation, plus deemed reinvested dividends), a market condition, and (ii) financial metrics (such as adjusted operating profit and digital subscription revenue), the performance condition.
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
Unrecognized Compensation Expense
As of December 31, 2024, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $78 million and is expected to be recognized over a weighted-average period of 1.41 years.
Reserved Shares
Any shares issued for the exercise of stock options, vesting of stock-settled restricted stock units and stock-settled performance awards have generally been from unissued reserved shares.

P. 104 – THE NEW YORK TIMES COMPANY

Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 31, 2024	December 31, 2023
Stock options, stock–settled restricted stock units and stock-settled performance awards
Stock options and stock-settled restricted stock units	2,631	2,602
Stock-settled performance awards(1)	1,738	1,403
Outstanding	4,369	4,005
Available	10,618	11,688
Employee Stock Purchase Plan
Available	7,657	7,883
Total Outstanding	4,369	4,005
Total Available(2)	18,275	19,571
(1)The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.
(2)As of December 31, 2024, the 2020 Incentive Plan had approximately 11 million shares of Class A Common Stock available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were canceled, forfeited or otherwise terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan.
14. Stockholders’ Equity
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
As of both December 31, 2024, and December 31, 2023, there were 780,724 shares, of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 95% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
The Board of Directors approved Class A share repurchase programs in February 2022 ($150.0 million) and February 2023 ($250.0 million). In February 2025, in addition to the remaining authorizations, the Board of Directors approved a $350.0 million Class A share repurchase program. The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
As of December 31, 2024, repurchases under these authorizations totaled approximately $234.5 million (excluding commissions and excise taxes), fully utilizing the 2022 authorization and leaving approximately $165.5 million remaining under the 2023 authorization. During the year ended December 31, 2024, repurchases under these authorizations totaled approximately $85.0 million.
THE NEW YORK TIMES COMPANY – P. 105

We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 31, 2024.
The following table summarizes the changes in AOCI by component as of December 31, 2024:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$910	$(353,286)	$(486)	$(352,862)
Other comprehensive (loss)/income before reclassifications, before tax	(4,980)	(27,467)	1,784	(30,663)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	13,140	—	13,140
Income tax (benefit)/expense	(1,308)	(3,739)	468	(4,579)
Net current-period other comprehensive (loss)/income, net of tax	(3,672)	(10,588)	1,316	(12,944)
Balance as of December 31, 2024	$(2,762)	$(363,874)	$830	$(365,806)
The following table summarizes the reclassifications from AOCI for the period ended December 31, 2024:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,898)	Other components of net periodic benefit (costs)/income
Amortization of actuarial loss(1)	15,078	Other components of net periodic benefit (costs)/income
Pension settlement charge	(40)	Other components of net periodic benefit (costs)/income
Total reclassification, before tax	13,140
Income tax expense	(3,453)	Income tax expense
Total reclassification, net of tax	$16,593
(1)These AOCI components are included in the computation of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

P. 106 – THE NEW YORK TIMES COMPANY

15. Segment Information
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
The Company has two reportable segments: NYTG and The Athletic. These segments are evaluated regularly by the Company’s Chief Operating Decision Maker in assessing performance and allocating resources. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company’s Chief Operating Decision Maker uses adjusted operating profit (loss) by segment to allocate resources during the annual budgeting and forecasting process and to assess the performance of each segment. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit for NYTG and The Athletic is presented below, along with a reconciliation to consolidated income before taxes. Asset information by segment is not a measure of performance used by the Company’s Chief Operating Decision Maker. Accordingly, we have not disclosed asset information by segment.
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
The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022, the date of the acquisition. Results for the twelve months of 2022 included The Athletic for approximately eleven months, while results for the twelve months of 2024 and 2023 included The Athletic for the full twelve months.
THE NEW YORK TIMES COMPANY – P. 107

The following tables present segment information:

	Year ended December 31, 2024
(in thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$1,667,948	$120,259	$—	$1,788,207
Advertising	472,947	33,364	—	506,311
Other	275,189	18,462	(2,250)	291,401
Total revenues	$2,416,084	$172,085	$(2,250)	$2,585,919
Less:
Cost of revenue (excluding depreciation and amortization)	$1,209,078	$102,686	$(2,250)	$1,309,514
Sales and marketing	248,300	30,125	—	278,425
Product development	213,947	34,251	—	248,198
Adjusted general and administrative(2)	284,374	10,006		294,380
Total adjusted operating profit (loss)	$460,385	$(4,983)	$—	$455,402
Less:
Other components of net periodic benefit costs				4,158
Depreciation and amortization				82,936
Severance				7,512
Multiemployer pension plan withdrawal costs				6,038
Generative AI Litigation Costs				10,800
Multiemployer pension plan liability adjustment				(2,980)
Add:
Interest income and other, net				36,485
Income before income taxes				$383,423
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues and Cost of revenues (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.

P. 108 – THE NEW YORK TIMES COMPANY

	Year ended December 31, 2023
(in thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$1,555,705	$100,448	$—	$1,656,153
Advertising	477,261	27,945	—	505,206
Other	262,571	2,878	(656)	264,793
Total Revenues	$2,295,537	$131,271	$(656)	$2,426,152
Less:
Cost of revenue (excluding depreciation and amortization)	$1,157,527	$92,190	$(656)	$1,249,061
Sales and marketing	223,464	36,763	—	260,227
Product development	203,813	24,991	—	228,804
Adjusted general and administrative(2)	289,452	8,757	—	298,209
Total adjusted operating profit (loss)	$421,281	$(31,430)	$—	$389,851
Less:
Other components of net periodic benefit income				(2,737)
Depreciation and amortization				86,115
Severance				7,582
Multiemployer pension plan withdrawal costs				5,248
Impairment charges				15,239
Multiemployer pension plan liability adjustment				(605)
Add:
Gain from joint ventures				2,477
Interest income and other, net				21,102
Income before income taxes				$302,588
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues and Cost of revenues (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.
THE NEW YORK TIMES COMPANY – P. 109

	Year ended December 31, 2022
	(52 weeks and five days)(1)
(in thousands)	NYTG	The Athletic	I/E(2)	Total
Revenues
Subscription	$1,480,295	$72,067	$—	$1,552,362
Advertising	511,321	11,967	—	523,288
Other	232,060	611	—	232,671
Total Revenues	$2,223,676	$84,645	$—	$2,308,321
Less:
Cost of revenue (excluding depreciation and amortization)	$1,134,553	$74,380	$—	$1,208,933
Sales and marketing	242,333	25,220	—	267,553
Product development	187,434	16,751	—	204,185
Adjusted general and administrative(3)	270,307	9,412	—	279,719
Total adjusted operating profit (loss)	$389,049	$(41,118)	$—	$347,931
Less:
Other components of net periodic benefit costs				6,659
Depreciation and amortization				82,654
Severance				4,669
Multiemployer pension plan withdrawal costs				4,871
Acquisition-related costs				34,712
Impairment charges				4,069
Multiemployer pension plan liability adjustment				14,989
Add:
Interest income and other, net				40,691
Income before income taxes				$235,999
(1)The results of The Athletic have been included in our Consolidated Financial Statements beginning February 1, 2022.
(2)Intersegment eliminations (“I/E”) related to content licensing recorded in Other revenues and Cost of revenues (excluding depreciation and amortization).
(3)Excludes severance and multiemployer pension plan withdrawal costs.

P. 110 – THE NEW YORK TIMES COMPANY

16. Leases
Lessee activities
Operating leases
We have operating leases for office space and equipment. For all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Consolidated Balance Sheets as of December 31, 2024, as described below.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Consolidated Balance Sheet	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Right of use assets	$32,315	$35,374
Current operating lease liabilities	Accrued expenses and other	$10,520	$10,081
Noncurrent operating lease liabilities	Other	37,255	42,905
Total operating lease liabilities		$47,775	$52,986
The total lease cost for operating leases included in operating costs in our Consolidated Statement of Operations was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$11,593	$12,026	$13,553
Short term and variable lease cost	2,111	1,645	1,714
Total lease cost	$13,704	$13,671	$15,267
The table below presents supplemental cash flow information:

	For the Twelve Months Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$13,679	$13,476	$12,881
Right-of-use assets obtained in exchange for operating lease liabilities	$6,298	$2,850	$5,970
The table below presents additional information regarding operating leases:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	5.6 years	6.4 years
Weighted-average discount rate	5.10%	5.04%
THE NEW YORK TIMES COMPANY – P. 111

Maturities of lease liabilities on an annual basis for the Company’s operating leases as of December 31, 2024, were as follows:

(In thousands)	Amount
2025	$12,413
2026	9,466
2027	7,909
2028	7,348
2029	5,575
Later years	12,577
Total lease payments	$55,288
Less: Interest	(7,513)
Present value of lease liabilities	$47,775
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
As of December 31, 2024, and December 31, 2023, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment, net in our Consolidated Balance Sheet was approximately $523 million and $294 million, and $518 million and $277 million, respectively. Office space leased to third parties represents approximately 36% of gross square feet of the Company Headquarters.
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of land at our printing and distribution facility in College Point, N.Y., subject to certain conditions. The lease commenced on April 11, 2022. At the time of the lease expiration in February 2025, we will sell the parcel to the lessee for approximately $36 million. The transaction is accounted for as a sales-type lease and as a result, we recognized a gain of approximately $34 million (net of commissions) at the time of lease commencement, and recorded a lease receivable of approximately $36 million in Miscellaneous assets in our Consolidated Balance Sheet as of December 31, 2022. This receivable is included in Other current assets and Miscellaneous assets in our Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023, respectively. The payments associated with the lease are recorded in Interest income and other, net in our Consolidated Statements of Operations.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Building rental revenue	$26,605	$27,163	$28,516

P. 112 – THE NEW YORK TIMES COMPANY

Maturities of lease payments to be received on an annual basis for the Company’s office space operating leases as of December 31, 2024, were as follows:

(In thousands)	Amount
2025	$29,344
2026	29,344
2027	29,337
2028	14,708
2029	10,620
Later years	47,115
Total building rental payments from operating leases	$160,468
17. Commitments and Contingent Liabilities
Restricted Cash
We were required to maintain $14.4 million and $13.7 million of restricted cash as of December 31, 2024, and December 31, 2023, respectively, the majority of which is set aside to collateralize workers’ compensation obligations.
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of December 31, 2024, is believed to be reasonably possible.
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
18. Subsequent Events
Quarterly Dividend and New Share Repurchase Program
In February 2025, our Board of Directors approved a quarterly dividend of $0.18 per share on our Class A and Class B Common Stock, an increase of $0.05 per share from the previous quarter. The dividend is payable on April 17, 2025, to stockholders of record as of the close of business on April 1, 2025.
The Board of Directors also approved a new $350.0 million Class A share repurchase program in February 2025. Shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. There is no expiration date with respect to this authorization. This 2025 authorization is in addition to the amount remaining under the 2023 authorization – see Note 14 for more details.
College Point Land Sale
On February 21, 2025, we finalized the sale of approximately four acres of land at our printing and distribution facility in College Point, N.Y., and collected net proceeds of approximately $33 million – see Note 16 for more details.
THE NEW YORK TIMES COMPANY – P. 113

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other(1)	Deductions(2)	Balance at end of period
Accounts receivable allowances:
Year ended December 31, 2024	$12,800	$3,919	$4,601	$12,118
Year ended December 31, 2023	$12,260	$4,809	$4,269	$12,800
Year ended December 31, 2022	$12,374	$11,973	$12,087	$12,260
Valuation allowance for deferred tax assets:
Year ended December 31, 2024	$3,240	$2,092	$1	$5,332
Year ended December 31, 2023	$4,258	$—	$1,018	$3,240
Year ended December 31, 2022	$261	$4,000	$3	$4,258
(1)Includes valuation allowance acquired as a result of acquisition of The Athletic.
(2)Includes write-offs, net of recoveries.
P. 114 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

THE NEW YORK TIMES COMPANY – P. 115

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 1 — Election of Directors,” “Profiles of Nominees for the Board of Directors,” “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors,” “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts,” “Board of Directors and Corporate Governance — Director and Executive Stock Ownership Guidelines,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2025 Annual Meeting of Stockholders.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” (other than the section titled “Pay Versus Performance Disclosure”) of our Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors,” “General Information — The Ochs-Sulzberger Trust” and “Compensation of Executive Officers — Equity Compensation Plan Information” of our Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 2 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and including the section titled “Audit and Other Fees” of our Proxy Statement for the 2025 Annual Meeting of Stockholders.
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

Page
Consolidated Schedule for the Three Years Ended December 31, 2024
II – Valuation and Qualifying Accounts	114
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.

THE NEW YORK TIMES COMPANY – P. 117

INDEX TO EXHIBITS
Exhibit numbers 10.15 through 10.21 are management contracts or compensatory plans or arrangements.

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

P. 118 – THE NEW YORK TIMES COMPANY

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

(19.1)	The New York Times Company Insider Trading Policy.
(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(97.1)	The New York Times Company Compensation Recoupment Policy (filed as an Exhibit to the Company’s Form 10-K filed February 20, 2024, and incorporated by reference herein).
(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

THE NEW YORK TIMES COMPANY – P. 119

ITEM 16. FORM 10-K SUMMARY
None.

P. 120 – THE NEW YORK TIMES COMPANY

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2025

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

Signature	Title	Date
/s/ A.G. Sulzberger	Chairman, Publisher and Director	February 27, 2025
/s/ Meredith Kopit Levien	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2025
/s/ William Bardeen	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2025
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	February 27, 2025
/s/ Amanpal S. Bhutani	Director	February 27, 2025
/s/ Manuel Bronstein	Director	February 27, 2025
/s/ Beth Brooke	Director	February 27, 2025
/s/ Rachel Glaser	Director	February 27, 2025
/s/ Arthur Golden	Director	February 27, 2025
/s/ Brian P. McAndrews	Director	February 27, 2025
/s/ David Perpich	Director	February 27, 2025
/s/ John W. Rogers, Jr.	Director	February 27, 2025
/s/ Anuradha B. Subramanian	Director	February 27, 2025
/s/ Margot Golden Tishler	Director	February 27, 2025
/s/ Rebecca Van Dyck	Director	February 27, 2025

THE NEW YORK TIMES COMPANY – P. 121