Form 10-Q
period 2025-03-31
NEW YORK TIMES CO
filed 2025-05-07
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

Number of shares of each class of the registrant’s common stock outstanding as of May 2, 2025 (exclusive of treasury shares):

Class A Common Stock	162,269,110	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 31, 2025 and March 31, 2024	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 31, 2025 and March 31, 2024	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters ended March 31, 2025 and March 31, 2024	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 31, 2025 and March 31, 2024	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures About Market Risk	35
Item	4	Controls and Procedures	36

PART II		Other Information	37
Item	1	Legal Proceedings	37
Item	1A	Risk Factors	37
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item	5	Other Information	37
Item	6	Exhibits	38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$182,597	$199,448
Short-term marketable securities	339,477	366,474
Accounts receivable (net of allowances of $11,612 as of March 31, 2025, and $12,118 as of December 31, 2024)	192,514	249,530
Prepaid expenses	49,868	49,869
Other current assets	37,118	71,001
Total current assets	801,574	936,322
Other assets
Long-term marketable securities	380,249	345,946
Property, plant and equipment (less accumulated depreciation and amortization of $920,195 as of March 31, 2025, and $905,512 as of December 31, 2024)	482,729	488,816
Goodwill	414,795	412,173
Intangible assets, net	251,203	258,006
Deferred income taxes	123,038	111,397
Miscellaneous assets	281,477	288,819
Total assets	$2,735,065	$2,841,479
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$121,628	$123,606
Accrued payroll and other related liabilities	95,780	177,859
Unexpired subscriptions revenue	193,705	187,082
Accrued expenses and other	143,740	124,982
Total current liabilities	554,853	613,529
Other liabilities
Pension and postretirement benefits obligation	215,478	214,641
Other	79,878	86,100
Total other liabilities	295,356	300,741
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of March 31, 2025 – 178,621,043; as of December 31, 2024 – 177,883,703 (including treasury shares: as of March 31, 2025 – 16,076,198; as of December 31, 2024 – 14,896,012)	17,865	17,791
Class B – convertible – authorized and issued shares: as of March 31, 2025 – 780,724; as of December 31, 2024 – 780,724	78	78
Additional paid-in capital	347,486	356,450
Retained earnings	2,345,027	2,325,142
Common stock held in treasury, at cost	(465,628)	(406,446)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(928)	(2,762)
Funded status of benefit plans	(360,627)	(363,874)
Net unrealized gain on available-for-sale securities	1,583	830
Total accumulated other comprehensive loss, net of income taxes	(359,972)	(365,806)
Total stockholders’ equity	1,884,856	1,927,209
Total liabilities and stockholders’ equity	$2,735,065	$2,841,479
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 31, 2025	March 31, 2024
Revenues
Subscription	$464,257	$429,005
Advertising	108,076	103,711
Affiliate, licensing and other	63,577	61,299
Total revenues	635,910	594,015
Operating costs
Cost of revenue (excluding depreciation and amortization)	334,637	316,867
Sales and marketing	65,959	65,134
Product development	66,539	63,185
General and administrative	79,913	78,815
Depreciation and amortization	21,378	20,706
Generative AI Litigation Costs	4,397	989
Multiemployer pension plan liability adjustment	4,453	—
Total operating costs	577,276	545,696
Operating profit	58,634	48,319
Other components of net periodic benefit costs	(4,638)	(1,051)
Interest income and other, net	9,972	8,387
Income before income taxes	63,968	55,655
Income tax expense	14,417	15,238
Net income	$49,551	$40,417
Average number of common shares outstanding:
Basic	163,779	164,632
Diluted	164,908	165,630
Basic earnings per share attributable to common stockholders	$0.30	$0.25
Diluted earnings per share attributable to common stockholders	$0.30	$0.24
Dividends declared per share	$0.18	$0.13
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2025	March 31, 2024
Net income	$49,551	$40,417
Other comprehensive income, before tax:
Gain/(loss) on foreign currency translation adjustments	2,488	(1,846)
Pension and postretirement benefits obligation	4,405	3,288
Net unrealized gain/(loss) on available-for-sale securities	1,021	(709)
Other comprehensive income, before tax	7,914	733
Income tax expense	2,080	230
Other comprehensive income, net of tax	5,834	503
Comprehensive income attributable to common stockholders	$55,385	$40,920
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended March 31, 2025 and March 31, 2024
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity
Balance, December 31, 2023	$17,775	$301,287	$2,117,839	$(320,820)	$(352,862)	$1,763,219
Net income	—	—	40,417	—	—	40,417
Dividends	—	—	(21,719)	—	—	(21,719)
Other comprehensive income	—	—	—	—	503	503
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 470,820 Class A shares	47	(14,964)	—	—	—	(14,917)
Performance-based awards – 85,703 Class A shares	8	(2,696)	—	—	—	(2,688)
Share repurchases – 703,468 Class A shares	—	—	—	(32,709)	—	(32,709)
Stock-based compensation	—	15,856	—	—	—	15,856
Balance, March 31, 2024	$17,830	$299,483	$2,136,537	$(353,529)	$(352,359)	$1,747,962

Balance, December 31, 2024	$17,869	$356,450	$2,325,142	$(406,446)	$(365,806)	$1,927,209
Net income	—	—	49,551	—	—	49,551
Dividends	—	—	(29,666)	—	—	(29,666)
Other comprehensive income	—	—	—	—	5,834	5,834
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 591,716 Class A shares	59	(20,536)	—	—	—	(20,477)
Performance-based awards – 145,624 Class A shares	15	(5,781)	—	—	—	(5,766)
Share repurchases – 1,180,186 Class A shares	—	—	—	(59,182)	—	(59,182)
Stock-based compensation	—	17,353	—	—	—	17,353
Balance, March 31, 2025	$17,943	$347,486	$2,345,027	$(465,628)	$(359,972)	$1,884,856
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net income	$49,551	$40,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,378	20,706
Amortization of right-of-use asset	2,329	2,221
Stock-based compensation expense	17,353	15,856
Multiemployer pension plan liability adjustment	4,453	—
Change in long-term retirement benefit obligations	(2,472)	(5,758)
Other – net	2,629	(1,026)
Changes in operating assets and liabilities:
Accounts receivable – net	57,016	64,832
Other assets	32,079	2,360
Accounts payable, accrued payroll and other liabilities	(92,257)	(93,067)
Unexpired subscriptions	6,623	5,438
Other noncurrent assets and liabilities	406	1,100
Net cash provided by operating activities	99,088	53,079
Cash flows from investing activities
Purchases of marketable securities	(168,265)	(112,892)
Maturities of marketable securities	161,931	52,374
Capital expenditures	(9,237)	(6,424)
Other – net	7,231	551
Net cash used in investing activities	(8,340)	(66,391)
Cash flows from financing activities
Dividends paid	(22,069)	(18,621)
Capital shares:
Repurchases	(58,957)	(32,458)
Share-based compensation tax withholding	(26,243)	(17,605)
Net cash used in financing activities	(107,269)	(68,684)
Net decrease in cash, cash equivalents and restricted cash	(16,521)	(81,996)
Effect of exchange rate changes on cash	(178)	(480)
Cash, cash equivalents and restricted cash at the beginning of the period	213,857	303,172
Cash, cash equivalents and restricted cash at the end of the period	$197,158	$220,696
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2025, and December 31, 2024, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the quarters ended March 31, 2025, and March 31, 2024. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The first quarter of 2025 contains one fewer day compared with the first quarter of 2024 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
The Company has changed the revenue caption on its Condensed Consolidated Statement of Operations from Other to Affiliate, licensing and other effective for the quarter ended March 31, 2025.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2025, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024, have not changed.
Recently Issued Accounting Pronouncements

Accounting Standard Updates	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal years, beginning after December 15, 2024. Early adoption is permitted.	Requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company plans to adopt this guidance in the fourth quarter of 2025 and does not expect a significant impact on its income tax disclosures.
2024-03 2025-01	Income Statement- Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses	Fiscal years, beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	Requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. As of the first quarter of 2025, we have updated our discussion of digital advertising revenue and no longer distinguish between “core” and “other” digital advertising. Digital advertising consists of display (which includes website and mobile applications), audio, email and video advertising revenue from advertisements that are sold either directly to marketers by our advertising sales teams or, currently for a smaller proportion, through programmatic auctions run by third-party ad exchanges. Digital advertising revenue also includes creative services fees. NYTG and The Athletic have revenue from all categories discussed above. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
Affiliate, licensing and other revenues include revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce and our live events business.
Subscription, advertising and affiliate, licensing and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2025	As % of total	March 31, 2024	As % of total
Subscription	$464,257	73.0%	$429,005	72.2%
Advertising	108,076	17.0%	103,711	17.5%
Affiliate, licensing and other(1)	63,577	10.0%	61,299	10.3%
Total	$635,910	100.0%	$594,015	100.0%
(1) Affiliate, licensing and other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.7 million for the first quarters of 2025 and 2024, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the quarters ended March 31, 2025, and March 31, 2024:

	For the Quarters Ended
(In thousands)	March 31, 2025	As % of total	March 31, 2024	As % of total
Digital-only subscription revenues(1)	$335,026	72.2%	$292,978	68.3%
Print subscription revenues(2)	129,231	27.8%	136,027	31.7%
Total subscription revenues	$464,257	100.0%	$429,005	100.0%
(1)Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the quarters ended March 31, 2025, and March 31, 2024:

	For the Quarters Ended
(In thousands)	March 31, 2025	As % of total	March 31, 2024	As % of total
Digital advertising revenues	$70,866	65.6%	$63,026	60.8%
Print advertising revenues	37,210	34.4%	40,685	39.2%
Total advertising	$108,076	100.0%	$103,711	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $129 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $72 million, $32 million and $25 million will be recognized in the remainder of 2025, 2026 and thereafter through 2030, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unexpired Subscriptions
Payments for subscriptions are typically due upfront, and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheets. Total unexpired subscriptions as of December 31, 2024, were $187.1 million, of which approximately $118.0 million was recognized as revenues during the quarter ended March 31, 2025.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $2.1 million and $1.1 million of pre-tax net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of March 31, 2025, and December 31, 2024, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of March 31, 2025, and December 31, 2024:

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$191,274	$571	$(15)	$191,830
U.S. Treasury securities	141,026	246	(20)	141,252
Certificates of deposit	4,400	—	—	4,400
U.S. governmental agency securities	1,996	—	(1)	1,995
Total short-term AFS securities	$338,696	$817	$(36)	$339,477
Long-term AFS securities
U.S. Treasury securities	$219,482	$932	$(65)	$220,349
Corporate debt securities	159,414	595	(109)	159,900
Total long-term AFS securities	$378,896	$1,527	$(174)	$380,249

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$153,988	$415	$(28)	$154,375
U.S. Treasury securities	203,238	511	(20)	203,729
Certificates of deposit	4,400	—	—	4,400
U.S. governmental agency securities	3,974	—	(4)	3,970
Total short-term AFS securities	$365,600	$926	$(52)	$366,474
Long-term AFS securities
U.S. Treasury securities	$154,936	$258	$(261)	$154,933
Corporate debt securities	190,772	544	(303)	191,013
Total long-term AFS securities	$345,708	$802	$(564)	$345,946

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of March 31, 2025, and December 31, 2024, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$22,896	$(15)	$—	$—	$22,896	$(15)
U.S. Treasury securities	22,708	(20)	—	—	22,708	(20)
U.S. governmental agency securities	—	—	1,995	(1)	1,995	(1)
Total short-term AFS securities	$45,604	$(35)	$1,995	$(1)	$47,599	$(36)
Long-term AFS securities
U.S. Treasury securities	$26,667	$(65)	$—	$—	$26,667	$(65)
Corporate debt securities	41,517	(109)	—	—	41,517	(109)
Total long-term AFS securities	$68,184	$(174)	$—	$—	$68,184	$(174)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$28,741	$(28)	$249	$—	$28,990	$(28)
U.S. Treasury securities	13,023	(18)	1,297	(2)	14,320	(20)
U.S. governmental agency securities	—	—	3,971	(4)	3,971	(4)
Total short-term AFS securities	$41,764	$(46)	$5,517	$(6)	$47,281	$(52)
Long-term AFS securities
U.S. Treasury securities	$64,325	$(261)	$—	$—	$64,325	$(261)
Corporate debt securities	68,163	(303)	—	—	68,163	(303)
Total long-term AFS securities	$132,488	$(564)	$—	$—	$132,488	$(564)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs.
As of March 31, 2025, and December 31, 2024, we did not intend to sell, and it was not likely that we would be required to sell, these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 31, 2025, and December 31, 2024, we have recognized no impairment losses or allowance for credit losses related to AFS securities.
As of March 31, 2025, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of March 31, 2025, and since December 31, 2023, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 31, 2023	$164,738	$251,360	$416,098
Foreign currency translation(1)	(3,925)	—	(3,925)
Balance as of December 31, 2024	160,813	251,360	412,173
Foreign currency translation(1)	2,622	—	2,622
Balance as of March 31, 2025	$163,435	$251,360	$414,795
(1)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $251.2 million, which includes an indefinite-lived intangible of $2.5 million, is included in Intangible assets, net in our Condensed Consolidated Balance Sheets as of March 31, 2025. As of March 31, 2025, and December 31, 2024, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	March 31, 2025
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(27,951)	$134,667	17.1
Existing subscriber base	136,500	(37,125)	99,375	9.0
Developed technology	38,401	(24,554)	13,847	1.9
Content archive	5,751	(4,914)	837	1.3
Total finite-lived intangibles	$343,270	$(94,544)	$248,726	12.9

	December 31, 2024
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(25,951)	$136,667	17.3
Existing subscriber base	136,500	(34,313)	102,187	9.2
Developed technology	38,401	(22,719)	15,682	2.2
Content archive	5,751	(4,758)	993	1.6
Total finite-lived intangibles	$343,270	$(87,741)	$255,529	13.1
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $6.8 million and $7.1 million for the first quarters of 2025 and 2024, respectively. The estimated aggregate amortization expense for the remainder of 2025 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2025	$20,410
2026	26,960
2027	20,171
2028	19,335
2029	19,250
Thereafter	142,600
Total amortization expense	$248,726

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
As of March 31, 2025, and December 31, 2024, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $28.9 million and $29.5 million, respectively.
NOTE 7. OTHER
Capitalized Computer Software Costs
Amortization of capitalized computer software costs included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $1.9 million and $2.0 million for the first quarters of 2025 and 2024, respectively.
Interest Income and Other, Net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024
Interest income	$10,220	$8,638
Interest expense	(248)	(251)
Total interest income and other, net	$9,972	$8,387
College Point Land Sale
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of excess land at our printing and distribution facility in College Point, N.Y. The transaction was accounted for as a sales-type lease and, as a result, we recognized a gain at the time of the lease commencement on April 11, 2022. On February 21, 2025, we finalized the sale and received net proceeds of approximately $33 million, which were recorded in Net cash provided by operating activities – Other assets in the Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2025.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 31, 2025, and March 31, 2024, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 31, 2025	March 31, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$182,597	$206,817
Restricted cash included within miscellaneous assets	14,561	13,879
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$197,158	$220,696
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
As of March 31, 2025, and December 31, 2024, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of March 31, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Severance Costs
We recognized $2.6 million and $4.4 million in severance costs for the first quarters of 2025 and 2024, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $6.1 million and $4.8 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively.
Generative AI Litigation Costs
In the first quarters of 2025 and 2024, the Company recorded $4.4 million and $1.0 million, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”), alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024:

(In thousands)	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$191,830	$—	$191,830	$—	$154,375	$—	$154,375	$—
U.S. Treasury securities	141,252	—	141,252	—	203,729	—	203,729	—
Certificates of deposit	4,400	—	4,400	—	4,400	—	4,400	—
U.S. governmental agency securities	1,995	—	1,995	—	3,970	—	3,970	—
Total short-term AFS securities	$339,477	$—	$339,477	$—	$366,474	$—	$366,474	$—
Long-term AFS securities(1)
U.S. Treasury securities	$220,349	$—	$220,349	$—	$154,933	$—	$154,933	$—
Corporate debt securities	159,900	—	159,900	—	191,013	—	191,013	—
Total long-term AFS securities	$380,249	$—	$380,249	$—	$345,946	$—	$345,946	$—
Liabilities:
Deferred compensation(2)(3)	$9,827	$9,827	$—	$—	$13,230	$13,230	$—	$—
Contingent consideration	$1,182	$—	$—	$1,182	$1,608	$—	$—	$1,608
(1)We classified these investments as Level 2 since the fair value is based on market observable inputs for investments with similar terms and maturities.
(2)The deferred compensation liability, included in Other liabilities—other in our Condensed Consolidated Balance Sheets, consists of deferrals under The New York Times Company Deferred Executive Compensation Plan (the “DEC”), a frozen plan that enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives and on quoted prices in active markets for identical assets. Participation in the DEC was frozen effective December 31, 2015.
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $38.0 million as of March 31, 2025, and $45.0 million as of December 31, 2024. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the quarters ended March 31, 2025, and March 31, 2024:

	Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024
Balance at the beginning of the period	$1,608	$4,991
Fair value adjustments(1)	(426)	537
Contingent consideration at the end of the period	$1,182	$5,528
(1)Fair value adjustments are included in General and administrative costs in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of March 31, 2025, and December 31, 2024, of $1.2 million and $1.6 million, respectively, are included in Accrued expenses and other in our Condensed Consolidated Balance Sheets.
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
The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	March 31, 2025			March 31, 2024
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,661	$—	$1,661	$1,541	$—	$1,541
Interest cost	13,217	2,077	15,294	13,376	2,207	15,583
Expected return on plan assets	(15,282)	—	(15,282)	(18,109)	—	(18,109)
Amortization of actuarial loss	4,026	865	4,891	2,603	997	3,600
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost/(income)	$3,136	$2,942	$6,078	$(1,075)	$3,204	$2,129
During the first quarters of 2025 and 2024, we made pension contributions of $2.9 million and $3.4 million, respectively, to the APP. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $13 million in 2025.
Multiemployer Plans
During the first quarter of 2025, the Company recorded a $4.5 million charge related to a multiemployer pension plan liability adjustment. This adjustment is recorded in Multiemployer pension plan liability adjustment in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024
Service cost	$3	$4
Interest cost	204	272
Amortization of actuarial loss	—	174
Net periodic postretirement benefit cost	$207	$450
NOTE 10. INCOME TAXES
The Company had income tax expense of $14.4 million and $15.2 million in the first quarters of 2025 and 2024, respectively. The Company’s effective tax rates were 22.5% and 27.4% for the first quarters of 2025 and 2024, respectively. The decrease in income tax expense in the first quarter of 2025 was due to a tax benefit in 2025 from stock appreciation on stock-based awards that settled in the quarter, partially offset by an increase in pre-tax income. The decrease in the effective income tax rate compared to the first quarter of 2024 was primarily attributable to a tax benefit from stock-based awards that settled in the first quarter of 2025.
The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework, also known as Pillar Two, and certain governments globally have enacted these rules effective January 1, 2024. The Company continues to assess the potential impacts of Pillar Two and does not expect it to have a material effect on the Company’s financial statements.
NOTE 11. EARNINGS PER SHARE
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise or vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and Employee Stock Purchase Plan (“ESPP”) could impact the diluted shares. The difference between basic and diluted shares was approximately 1.1 million and 1.0 million in the first quarters of 2025 and 2024, respectively, and resulted from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock-settled long-term performance awards, restricted stock units or shares estimated to be purchased under the ESPP excluded from the computation of diluted earnings per share in the first quarters of 2025 and 2024.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Share Repurchases
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
As of March 31, 2025, repurchases under these authorizations totaled approximately $293.5 million (excluding commissions and excise taxes), leaving approximately $456.5 million remaining under the 2023 and 2025 authorizations. During the first quarter ended March 31, 2025, repurchases under these authorizations totaled approximately $58.9 million.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of March 31, 2025:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(2,762)	$(363,874)	$830	$(365,806)
Other comprehensive income before reclassifications, before tax	2,488	—	1,021	3,509
Amounts reclassified from accumulated other comprehensive loss, before tax	—	4,405	—	4,405
Income tax expense	654	1,158	268	2,080
Net current-period other comprehensive income, net of tax	1,834	3,247	753	5,834
Balance as of March 31, 2025	$(928)	$(360,627)	$1,583	$(359,972)
The following table summarizes the reclassifications from AOCI for the quarter ended March 31, 2025:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(486)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	4,891	Other components of net periodic benefit costs
Total reclassification, before tax	4,405
Income tax expense	1,158	Income tax expense
Total reclassification, net of tax	$3,247
(1)These AOCI components are included in the computation of net periodic benefit cost/(income) for pension benefits. See Note 9 for more information.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024
Cost of revenue	$4,291	$3,954
Sales and marketing	578	392
Product development	6,617	6,235
General and administrative	5,867	5,275
Total stock-based compensation expense	$17,353	$15,856

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. SEGMENT INFORMATION
The Company identifies a business as an operating segment if (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker (“CODM”)) to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information.
The Company has two reportable segments: NYTG and The Athletic. These segments are evaluated regularly by the Company’s CODM in assessing performance and allocating resources. Management uses adjusted operating profit (loss) by segment in assessing performance and allocating resources. The Company’s CODM uses adjusted operating profit (loss) by segment to allocate resources during the annual budgeting and forecasting process and to assess the performance of each segment. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit for NYTG and The Athletic is presented below, along with a reconciliation to consolidated income before taxes. Asset information by segment is not a measure of performance used by the Company’s CODM. Accordingly, we have not disclosed asset information by segment.
Subscription revenues from and expenses associated with our digital subscription package (or “bundle”) are allocated to NYTG and The Athletic.
We allocate 10% of all bundle subscription revenues to The Athletic based on management’s view of The Athletic’s relative value to the bundle, which we derived based on analysis of various metrics, and allocate the remaining bundle revenues to NYTG.
We allocate 10% of product development, marketing and subscriber servicing expenses (including direct variable expenses such as credit card fees, third-party fees and sales taxes) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.
The following tables present segment information:

	For the Quarter Ended March 31, 2025
(In thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$431,520	$32,737	$—	$464,257
Advertising	97,658	10,418	—	108,076
Affiliate, licensing and other	59,735	4,405	(563)	63,577
Total revenues	$588,913	$47,560	$(563)	$635,910
Less:
Cost of revenue (excluding depreciation and amortization)	$307,260	$27,940	$(563)	$334,637
Sales and marketing	59,982	5,977	—	65,959
Product development	57,249	9,290	—	66,539
Adjusted general and administrative(2)	74,600	1,477	—	76,077
Total adjusted operating profit	$89,822	$2,876	$—	$92,698
Less:
Other components of net periodic benefit costs				4,638
Depreciation and amortization				21,378
Severance				2,607
Multiemployer pension plan withdrawal costs				1,229
Generative AI Litigation Costs				4,397
Multiemployer pension plan liability adjustment				4,453
Add:
Interest income and other, net				9,972
Income before income taxes				$63,968
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues and Cost of revenue (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Quarter Ended March 31, 2024
(In thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$401,370	$27,635	$—	$429,005
Advertising	98,004	5,707	—	103,711
Affiliate, licensing and other	58,020	3,842	(563)	61,299
Total revenues	$557,394	$37,184	$(563)	$594,015
Less:
Cost of revenue (excluding depreciation and amortization)	$292,457	$24,973	$(563)	$316,867
Sales and marketing	55,481	9,653	—	65,134
Product development	54,865	8,320	—	63,185
Adjusted general and administrative(2)	69,847	2,928	—	72,775
Total adjusted operating profit (loss)	$84,744	$(8,690)	$—	$76,054
Less:
Other components of net periodic benefit costs				1,051
Depreciation and amortization				20,706
Severance				4,428
Multiemployer pension plan withdrawal costs				1,612
Generative AI Litigation Costs				989
Add:
Interest income and other, net				8,387
Income before income taxes				$55,655
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues and Cost of revenue (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of March 31, 2025, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft and OpenAI in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, but permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with 11 others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.

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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. The Company has changed the revenue caption on its Condensed Consolidated Statement of Operations from “Other” to “Affiliate, licensing and other” effective for the quarter ended March 31, 2025. Affiliate, licensing and other revenues include revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), retail commerce and our live events business. Our main operating costs are employee-related costs.
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
There was one fewer day in the first quarter of 2025 compared with the first quarter of 2024 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
Financial Highlights
•The Company added approximately 250,000 net digital-only subscribers compared with the end of 2024, driven largely by bundle and multiproduct subscriber additions as well as other single products subscriber additions. The Company ended the first quarter of 2025 with approximately 11.66 million subscribers to its print and digital products, including approximately 11.06 million digital-only subscribers. Of the 11.06 million digital-only subscribers, approximately 5.76 million were bundle and multiproduct subscribers. Compared with the end of the first quarter of 2024, there was a net increase of 1,150,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) increased 3.6% year-over-year to $9.54 driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.
•Operating profit increased 21.3% to $58.6 million in the first quarter of 2025 from $48.3 million in the first quarter of 2024. Adjusted operating profit (“AOP”), defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 21.9% to $92.7 million in the first quarter of 2025 from $76.1 million in the first quarter of 2024. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 9.2% in the first quarter of 2025, compared with 8.1% in the first quarter of 2024. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased to 14.6% in the first quarter of 2025, compared with 12.8% in the first quarter of 2024.
•Total revenues increased 7.1% to $635.9 million in the first quarter of 2025 from $594.0 million in the first quarter of 2024.
•Total subscription revenues increased 8.2% to $464.3 million in the first quarter of 2025 from $429.0 million in the first quarter of 2024. Digital-only subscription revenues increased 14.4% to $335.0 million in the first quarter of 2025 from $293.0 million in the first quarter of 2024.

•Total advertising revenues increased 4.2% to $108.1 million in the first quarter of 2025 from $103.7 million in the first quarter of 2024, due to an increase of 12.4% in digital advertising revenues, partially offset by a decrease of 8.5% in print advertising revenues.
•Affiliate, licensing and other revenues increased 3.7% to $63.6 million in the first quarter of 2025 from $61.3 million in the first quarter of 2024, as a result of higher Wirecutter affiliate referral revenues and higher licensing revenues.
•Operating costs increased 5.8% to $577.3 million in the first quarter of 2025 from $545.7 million in the first quarter of 2024. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 4.9% to $543.2 million in the first quarter of 2025 from $518.0 million in the first quarter of 2024.
•Diluted earnings per share were $0.30 and $0.24 for the first quarters of 2025 and 2024, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), were $0.41 and $0.31 for the first quarters of 2025 and 2024, respectively.
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
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic weakness, instability, uncertainty and volatility, including the potential for a recession; expanded or retaliatory tariffs or taxes or other trade barriers; a competitive labor market; inflation; supply chain disruptions; high interest rates; and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results. While we do not currently anticipate a material impact to the Company’s direct costs from the imposition of tariffs by the U.S. government, such tariffs and any retaliatory actions by foreign governments could result in increased costs and could negatively affect economic conditions, which could in turn adversely impact our subscription, advertising and/or affiliate, licensing and other revenues. We believe the macroeconomic environment has had, and may in the future have, an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
The newspaper industry has transitioned from being primarily print-focused to digital, resulting in secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse. Our printing and distribution costs have been impacted as a result of this transition, and may be further impacted in the future by higher costs, including those associated with raw materials, delivery and distribution and outside printing, or if they were to become subject to expanded or retaliatory tariffs (though newsprint is currently exempt from the proposed expansion of U.S. tariffs on goods from Canada).
We actively monitor industry trends, political and economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
Revenues
Subscription	$464,257	$429,005	8.2%
Advertising	108,076	103,711	4.2%
Affiliate, licensing and other	63,577	61,299	3.7%
Total revenues	635,910	594,015	7.1%
Operating costs
Cost of revenue (excluding depreciation and amortization)	334,637	316,867	5.6%
Sales and marketing	65,959	65,134	1.3%
Product development	66,539	63,185	5.3%
General and administrative	79,913	78,815	1.4%
Depreciation and amortization	21,378	20,706	3.2%
Generative AI Litigation Costs	4,397	989	*
Multiemployer pension plan liability adjustment	4,453	—	*
Total operating costs	577,276	545,696	5.8%
Operating profit	58,634	48,319	21.3%
Other components of net periodic benefit costs	(4,638)	(1,051)	*
Interest income and other, net	9,972	8,387	18.9%
Income before income taxes	63,968	55,655	14.9%
Income tax expense	14,417	15,238	(5.4)%
Net income	$49,551	$40,417	22.6%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in the first quarters of 2025 and 2024). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile applications), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
Subscription revenues increased $35.3 million, or 8.2%, in the first quarter of 2025 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $42.0 million, or 14.4%, partially offset by a decrease in print subscription revenues of $6.8 million, or 5.0%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $55.4 million and an increase in other single-product subscription revenues of $6.6 million, partially offset by a decrease in news-only subscription revenues of $20.0 million. Bundle and multiproduct average digital-only subscribers increased 1,230,000, or 28.0%, while bundle and multiproduct ARPU increased $0.59, or 5.0%. Other single-product average digital-only subscribers increased 650,000, or 23.5%, while other single-product ARPU decreased $0.05, or 1.4%. News-only average digital-only subscribers decreased 760,000, or 28.9%, while news-only ARPU increased $1.24, or 11.4%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the first quarters of 2025 and 2024:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
Digital-only subscription revenues(1)	$335,026	$292,978	14.4%
Print subscription revenues(2)	129,231	136,027	(5.0)%
Total subscription revenues	$464,257	$429,005	8.2%
(1)Includes revenue from bundled subscriptions and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a customer who has subscribed (and provided a valid method of payment) for the right to access one or more of the Company’s products. The Company ended the first quarter of 2025 with approximately 11.66 million subscribers to its print and digital products, including approximately 11.06 million digital-only subscribers.
Compared with the end of the fourth quarter of 2024, there was a net increase of 250,000 digital-only subscribers. Compared with the end of the first quarter of 2024, there was a net increase of 1,150,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 600,000 at the end of the first quarter of 2025, a net decrease of 10,000 subscribers compared with the end of the fourth quarter of 2024 and a net decrease of 50,000 subscribers compared with the end of the first quarter of 2024. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
We report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to total digital-only subscribers, as well as the average revenue per user for each of these categories.

The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Digital-only subscribers:
Bundle and multiproduct(1)(2)	5,760	5,440	5,120	4,830	4,550
News-only(2)(3)	1,790	1,930	2,110	2,290	2,500
Other single-product(2)(4)	3,500	3,450	3,240	3,100	2,860
Total digital-only subscribers(2)(5)	11,060	10,820	10,470	10,210	9,910
Print subscribers(6)	600	610	620	630	640
Total subscribers	11,660	11,430	11,090	10,840	10,550
(1)Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2)Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the first quarter of 2025. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.
(3)Subscribers with only a digital-only news product subscription.
(4)Subscribers with only one digital-only subscription to The Athletic or to our Audio, Cooking, Games or Wirecutter products.
(5)Subscribers with digital-only subscriptions to one or more of our news product, The Athletic, or our Audio, Cooking, Games and Wirecutter products.
(6)Subscribers with a domestic home-delivery or mail print subscription to The New York Times, which includes access to our digital products, or a print subscription to our Book Review or Large Type Weekly products.
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
“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per digital subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Digital-only ARPU:
Bundle and multiproduct	$12.38	$12.53	$12.35	$11.96	$11.79
News-only	$12.12	$11.95	$11.48	$11.26	$10.88
Other single-product	$3.54	$3.58	$3.59	$3.65	$3.59
Total digital-only ARPU	$9.54	$9.65	$9.45	$9.34	$9.21
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
Total digital-only ARPU was $9.54 for the first quarter of 2025, an increase of 3.6% compared with the first quarter of 2024. The year-over-year increase was driven primarily by subscribers graduating from promotional to higher prices and price increases on tenured non-bundled subscribers.

Advertising Revenues
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology, and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. As of the first quarter of 2025, we have updated our discussion of digital advertising revenue and no longer distinguish between “core” and “other” digital advertising. Digital advertising consists of display (which includes website and mobile applications), audio, email and video advertising revenue from advertisements that are sold either directly to marketers by our advertising sales teams or, currently for a smaller proportion, through programmatic auctions run by third-party ad exchanges. Digital advertising revenue also includes creative services fees. NYTG and The Athletic have revenue from all categories discussed above. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
The following table summarizes digital and print advertising revenues for the first quarters of 2025 and 2024:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
Digital advertising revenues	$70,866	$63,026	12.4%
Print advertising revenues	37,210	40,685	(8.5)%
Total advertising revenues	$108,076	$103,711	4.2%
Digital advertising revenues, which represented 65.6% of total advertising revenues in the first quarter of 2025, increased $7.9 million, or 12.4%, to $70.9 million compared with $63.0 million in the same prior-year period. The increase was primarily a result of higher display revenues of $9.9 million, driven by areas of strong marketer demand and new advertising supply, partially offset by lower creative services fees of $2.7 million as a result of the volume of custom advertising campaigns. Display impressions increased 20%, while the average rate increased 2%.
Print advertising revenues, which represented 34.4% of total advertising revenues in the first quarter of 2025, decreased $3.5 million, or 8.5%, to $37.2 million compared with $40.7 million in the same prior-year period. The decrease in the first quarter of 2025 was primarily due to a 7.8% decrease in column-inches. Print advertising revenues in 2025 continue to be impacted by secular trends.
We believe the macroeconomic environment has had, and may in the future have, an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
Affiliate, Licensing and Other Revenues
Affiliate, licensing and other revenues include revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, retail commerce and our live events business.
Affiliate, licensing and other revenues increased $2.3 million, or 3.7%, in the first quarter of 2025 compared with the same prior-year period, primarily as a result of growth in Wirecutter affiliate referral revenues of $2.3 million, as well as higher content licensing revenues of $0.9 million, primarily related to a commercial agreement with Google and a licensing agreement with Apple.
Digital affiliate, licensing and other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $40.1 million and $35.8 million in the first quarters of 2025 and 2024, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$334,637	$316,867	5.6%
Sales and marketing	65,959	65,134	1.3%
Product development	66,539	63,185	5.3%
General and administrative	79,913	78,815	1.4%
Depreciation and amortization	21,378	20,706	3.2%
Generative AI Litigation Costs	4,397	989	*
Multiemployer pension plan liability adjustment	4,453	—	*
Total operating costs	$577,276	$545,696	5.8%
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
Cost of revenue in the first quarter of 2025 increased $17.8 million, or 5.6%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $9.8 million, higher subscriber servicing costs of $5.9 million and higher digital content delivery costs of $2.4 million. Advertising servicing costs and print production and distribution costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms, higher salaries, higher benefits costs and higher incentive compensation. The increase in subscriber servicing costs was largely due to higher third-party commissions due to an increase in subscriptions. The increase in digital content delivery costs was largely due to higher cloud-related costs.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the first quarter of 2025 increased $0.8 million, or 1.3%, compared with the same prior-year period. The increase was due to higher sales costs of $0.4 million and higher marketing costs of $0.4 million.
Media expenses, a component of sales and marketing costs that primarily represents the cost to promote our subscription business, increased 4.7% to $31.3 million in the first quarter of 2025 from $29.9 million in the first quarter of 2024.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
Product development costs in the first quarter of 2025 increased $3.4 million, or 5.3%, compared with the same prior-year period. The increase in the first quarter of 2025 was largely due to higher compensation and benefits expenses of $2.0 million driven by higher benefits costs, as well as higher outside services costs of $0.6 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the first quarter of 2025 increased $1.1 million, or 1.4%, compared with the same prior-year period. The increase was primarily due to higher professional fees of $1.7 million, higher compensation and benefits of $1.4 million, which was driven by higher benefits costs and higher incentive compensation, partially offset by lower severance expense of $1.8 million.

Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2025 increased $0.7 million, or 3.2%, compared with the same prior-year period.
Generative AI Litigation Costs
In the first quarters of 2025 and 2024, the Company recorded $4.4 million and $1.0 million, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Multiemployer Pension Plan Liability Adjustment
In the first quarter of 2025, the Company recorded a $4.5 million charge related to a multiemployer pension plan liability adjustment.
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
We allocate 10% of all bundle subscription revenues to The Athletic based on management’s view of The Athletic’s relative value to the bundle, which we derived based on analysis of various metrics, and allocate the remaining bundle revenues to NYTG.
We allocate 10% of product development, marketing and subscriber servicing expenses (including direct variable expenses such as credit card fees, third-party fees and sales taxes) associated with the bundle to The Athletic, and the remaining costs are allocated to NYTG, in each case, in line with the revenues allocations.

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
Revenues
NYTG	$588,913	$557,394	5.7%
The Athletic	47,560	37,184	27.9%
Intersegment eliminations(1)	(563)	(563)	—
Total revenues	$635,910	$594,015	7.1%
Adjusted operating costs
NYTG	$499,091	$472,650	5.6%
The Athletic	44,684	45,874	(2.6)%
Intersegment eliminations(1)	(563)	(563)	—
Total adjusted operating costs	$543,212	$517,961	4.9%
Adjusted operating profit (loss)
NYTG	$89,822	$84,744	6.0%
The Athletic	2,876	(8,690)	*
Total adjusted operating profit	$92,698	$76,054	21.9%
AOP margin % - NYTG	15.3%	15.2%	10 bps
(1)Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
NYTG
Subscription	$431,520	$401,370	7.5%
Advertising	97,658	98,004	(0.4)%
Affiliate, licensing and other	59,735	58,020	3.0%
Total	$588,913	$557,394	5.7%
The Athletic
Subscription	$32,737	$27,635	18.5%
Advertising	10,418	5,707	82.5%
Affiliate, licensing and other	4,405	3,842	14.7%
Total	$47,560	$37,184	27.9%
I/E(1)	$(563)	$(563)	—
The New York Times Company
Subscription	$464,257	$429,005	8.2%
Advertising	108,076	103,711	4.2%
Affiliate, licensing and other	63,577	61,299	3.7%
Total	$635,910	$594,015	7.1%
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) details by segment

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$307,260	$292,457	5.1%
Sales and marketing	59,982	55,481	8.1%
Product development	57,249	54,865	4.3%
Adjusted general and administrative(1)	74,600	69,847	6.8%
Total	$499,091	$472,650	5.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$27,940	$24,973	11.9%
Sales and marketing	5,977	9,653	(38.1)%
Product development	9,290	8,320	11.7%
Adjusted general and administrative(2)	1,477	2,928	(49.6)%
Total	$44,684	$45,874	(2.6)%
I/E(3)	$(563)	$(563)	—
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$334,637	$316,867	5.6%
Sales and marketing	65,959	65,134	1.3%
Product development	66,539	63,185	5.3%
Adjusted general and administrative	76,077	72,775	4.5%
Total	$543,212	$517,961	4.9%
(1)Excludes severance of $2.6 million and multiemployer pension withdrawal costs of $1.2 million for the first quarter of 2025. Excludes severance of $4.0 million and multiemployer pension withdrawal costs of $1.6 million for the first quarter of 2024.
(2)Excludes severance of $0.4 million for the first quarter of 2024. There were no severance costs in the first quarter of 2025.
(3)Intersegment eliminations (“I/E”) related to content licensing recorded in Cost of revenue (excluding depreciation and amortization).
* Represents a change equal to or in excess of 100% or not meaningful.
The New York Times Group
NYTG revenues increased 5.7% in the first quarter of 2025 to $588.9 million from $557.4 million in the first quarter of 2024. Subscription revenues increased 7.5% in the first quarter of 2025 to $431.5 million from $401.4 million in the first quarter of 2024, due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues decreased 0.4% in the first quarter of 2025 to $97.7 million from $98.0 million in the first quarter of 2024 due to lower revenues from print advertising, which more than offset higher revenues from digital advertising. Print advertising decreased primarily as a result of a decrease in column-inches. Digital advertising revenues increased primarily as a result of higher display revenues, partially offset by lower creative services fees. Affiliate, licensing, and other revenues increased 3.0% in the first quarter of 2025 to $59.7 million from $58.0 million in the first quarter of 2024 due to higher Wirecutter affiliate referral revenues.
NYTG adjusted operating costs increased 5.6% in the first quarter of 2025 to $499.1 million from $472.7 million in the first quarter of 2024. The increase in costs in the first quarter of 2025 was primarily related to higher journalism, subscriber servicing, general and administrative, and sales and marketing costs.
NYTG adjusted operating profit increased 6.0% in the first quarter of 2025 to $89.8 million from $84.7 million in the first quarter of 2024. The increase in the first quarter was primarily as a result of higher digital subscription revenues, digital advertising revenues and affiliate, licensing and other revenues, partially offset by higher adjusted operating costs and lower print subscription and print advertising revenues.

The Athletic
The Athletic revenues increased 27.9% in the first quarter of 2025 to $47.6 million from $37.2 million in the first quarter of 2024. Subscription revenues increased 18.5% in the first quarter of 2025 to $32.7 million from $27.6 million in the first quarter of 2024, primarily due to growth in the number of subscribers with access to The Athletic (including through bundle subscriptions). Advertising revenues increased 82.5% in the first quarter of 2025 to $10.4 million from $5.7 million in the first quarter of 2024 due to higher revenues from display advertising. Affiliate, licensing and other revenues increased in the first quarter of 2025 to $4.4 million from $3.8 million in the first quarter of 2024, primarily due to an increase in licensing revenue.
The Athletic adjusted operating costs decreased 2.6% in the first quarter of 2025 to $44.7 million from $45.9 million in the first quarter of 2024. The decrease in costs in the first quarter of 2025 was primarily due to lower sales and marketing and general and administrative costs, partially offset by higher journalism and product development costs.
The Athletic adjusted operating profit increased in the first quarter of 2025 to $2.9 million from a loss of $8.7 million in the first quarter of 2024. The increase in the first quarter of 2025 is primarily due to higher digital subscription revenues, higher digital advertising revenues and lower adjusted operating costs.
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
The special items in 2025 consisted of:
•a $4.5 million charge ($3.3 million or $0.02 per share after tax) related to a multiemployer pension plan liability adjustment; and
•$4.4 million of Generative AI Litigation Costs ($3.2 million or $0.02 per share after tax).
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
Management considers special items, which may include impairment charges, pension settlement charges, acquisition-related costs, and beginning in the first quarter of 2024, Generative AI Litigation Costs, as well as other items that arise from time to time, to be outside the ordinary course of our operations. Management believes that excluding these items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results to historical performance. Management determined to report Generative AI Litigation Costs as a special item and thus exclude them beginning in the first quarter of 2024 because, unlike other litigation expenses, which are not excluded, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. In addition, management excludes severance costs, which may fluctuate significantly from quarter to quarter, because it believes these costs do not necessarily reflect expected future operating costs and do not contribute to a meaningful comparison of the Company’s operating results to historical performance.
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

	For the Quarters Ended
	March 31, 2025	March 31, 2024	% Change
Diluted earnings per share	$0.30	$0.24	25.0%
Add:
Amortization of acquired intangible assets	0.04	0.04	—
Severance	0.02	0.03	(33.3)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—
Other components of net periodic benefit costs	0.03	0.01	*
Special items:
Generative AI Litigation Costs	0.03	0.01	*
Multiemployer pension plan liability adjustment	0.03	—	*
Income tax expense of adjustments	(0.04)	(0.02)	*
Adjusted diluted earnings per share(1)	$0.41	$0.31	32.3%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
Operating profit	$58,634	$48,319	21.3%
Add:
Depreciation and amortization	21,378	20,706	3.2%
Severance	2,607	4,428	(41.1)%
Multiemployer pension plan withdrawal costs	1,229	1,612	(23.8)%
Generative AI Litigation Costs	4,397	989	*
Multiemployer pension plan liability adjustment	4,453	—	*
Adjusted operating profit	$92,698	$76,054	21.9%
Divided by:
Revenue	$635,910	$594,015	7.1%
Operating profit margin	9.2%	8.1%	110 bps
Adjusted operating profit margin	14.6%	12.8%	180 bps
* Represents a change equal to or in excess of 100% or not meaningful.
Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)

	For the Quarters Ended
	March 31, 2025				March 31, 2024
(In thousands)	NYTG	The Athletic	I/E(1)	Total	NYTG	The Athletic	I/E(1)	Total	% Change
Total operating costs	$526,558	$51,281	$(563)	$577,276	$493,275	$52,984	$(563)	$545,696	5.8%
Less:
Depreciation and amortization	14,781	6,597	—	21,378	14,025	6,681	—	20,706	3.2%
Severance	2,607	—	—	2,607	3,999	429	—	4,428	(41.1)%
Multiemployer pension plan withdrawal costs	1,229	—	—	1,229	1,612	—	—	1,612	(23.8)%
Generative AI Litigation Costs	4,397	—	—	4,397	989	—	—	989	*
Multiemployer pension plan liability adjustment	4,453	—	—	4,453	—	—	—	—	*
Adjusted operating costs	$499,091	$44,684	$(563)	$543,212	$472,650	$45,874	$(563)	$517,961	4.9%
(1)Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months. As of March 31, 2025, we had cash, cash equivalents and short- and long-term marketable securities of $902.3 million.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2025, the Board of Directors approved an increase in the quarterly dividend to $0.18 per share, which was paid in April 2025. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A share repurchase programs in February 2022 ($150.0 million), February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of March 31, 2025, repurchases under these authorizations totaled approximately $293.5 million (excluding commissions and excise taxes), leaving approximately $456.5 million under the 2023 and 2025 authorizations. During the quarter ended March 31, 2025, repurchases under these authorizations totaled approximately $58.9 million, and we repurchased an additional $13.5 million (excluding commissions and excise taxes) between April 1, 2025 and May 2, 2025, leaving approximately $443.0 million remaining under the authorizations.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024	% Change
Operating activities	$99,088	$53,079	86.7%
Investing activities	$(8,340)	$(66,391)	(87.4)%
Financing activities	$(107,269)	$(68,684)	56.2%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions, advertising sales and affiliate, licensing, and other revenues. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first quarter of 2025 compared with the same prior-year period primarily due to higher net income and net proceeds in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., partially offset by higher tax payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2025 was primarily related to capital expenditures of $9.2 million and $6.3 million in net purchases of marketable securities.
Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first quarter of 2025 was primarily related to share repurchases of $59.0 million, share-based compensation tax withholding payments of $26.2 million and dividend payments of $22.1 million.

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Quarters Ended
(In thousands)	March 31, 2025	March 31, 2024
Net cash provided by operating activities(1)	$99,088	$53,079
Less: Capital expenditures	(9,237)	(6,424)
Free cash flow	$89,851	$46,655
(1)Net cash provided by operating activities in the first quarter of 2025 included net proceeds of approximately $33 million in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., which was finalized in February 2025.
Free cash flow in the first quarter of 2025 was $89.9 million compared with $46.7 million in 2024. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $14.6 million of restricted cash as of March 31, 2025, and $13.9 million as of December 31, 2024, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $8 million and $7 million in the first quarters of 2025 and 2024, respectively. The cash payments related to capital expenditures totaled approximately $9 million and $6 million in the first quarters of 2025 and 2024, respectively.
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
As of March 31, 2025, and December 31, 2024, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of March 31, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 31, 2025, our critical accounting policies have not changed from December 31, 2024.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: significant competition in all aspects of our business; our ability to grow the size and profitability of our subscriber base; our dependence on third-party platforms for attracting, retaining and monetizing a significant portion of our users; our dependence on user and other metrics that are subject to inherent challenges in measurement; numerous factors that affect our advertising revenues, including market dynamics, evolving digital advertising trends and the evolution of our strategy; damage to our brand or reputation from negative perceptions or publicity or otherwise; risks associated with generative artificial intelligence technology; economic, market and political conditions or other events; risks associated with the international scope of our business and foreign operations; significant disruptions in our newsprint supply chain or newspaper printing and distribution channels or a significant increase in the costs to print and distribute our newspaper; risks associated with environmental, social and governance matters; risks associated with litigation or governmental investigations; our ability to protect our intellectual property; claims against us of intellectual property infringement; our ability to improve and scale our technical and data infrastructure; security incidents and other network and information systems disruptions; our ability to comply with laws and regulations with respect to privacy, data protection and consumer marketing and subscriptions practices; payment processing risk; our dependence on continued and unimpeded access to the internet and cloud-based hosting services we utilize; risks associated with attracting and maintaining a talented and diverse workforce; the impact of labor negotiations and collective bargaining agreements; potential limits on our operating flexibility due to the nature of our employee-related costs; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; risks associated with acquisitions, divestitures, investments and similar transactions; the risks and challenges associated with investments we make in new and existing products and services; our ability to meet our publicly announced guidance and/or targets; the effects of restrictions on our operations as a result of the terms of our credit facility; potential limits on our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2024, details our disclosures about market risk. As of March 31, 2025, there were no material changes in our market risks from December 31, 2024.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of March 31, 2025, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, but permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with 11 others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The Board of Directors approved Class A stock repurchase programs in February 2022 ($150.0 million), February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of March 31, 2025, repurchases under these authorizations totaled approximately $293.5 million (excluding commissions and excise taxes), leaving approximately $456.5 million remaining under the 2023 and 2025 authorizations.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
January 1, 2025 – January 31, 2025	184,363	$53.10	184,363	$155,679,000
February 1, 2025 – February 28, 2025	714,023	$49.71	714,023	$470,185,000
March 1, 2025 – March 31, 2025	281,800	$48.43	281,800	$456,536,000
Total for the first quarter of 2025	1,180,186	$49.96	1,180,186	$456,536,000
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 7, 2025	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)