Form 10-Q
period 2025-06-30
NEW YORK TIMES CO
filed 2025-08-06
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

Number of shares of each class of the registrant’s common stock outstanding as of August 1, 2025 (exclusive of treasury shares):

Class A Common Stock	162,038,098	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 30, 2025 and June 30, 2024	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 30, 2025 and June 30, 2024	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and six months ended June 30, 2025 and June 30, 2024	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters and six months ended June 30, 2025 and June 30, 2024	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item	3	Quantitative and Qualitative Disclosures About Market Risk	42
Item	4	Controls and Procedures	43

PART II		Other Information	44
Item	1	Legal Proceedings	44
Item	1A	Risk Factors	44
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item	5	Other Information	44
Item	6	Exhibits	45

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$198,242	$199,448
Short-term marketable securities	342,003	366,474
Accounts receivable (net of allowances of $11,301 as of June 30, 2025, and $12,118 as of December 31, 2024)	211,078	249,530
Prepaid expenses	57,962	49,869
Other current assets	45,717	71,001
Total current assets	855,002	936,322
Other assets
Long-term marketable securities	411,300	345,946
Property, plant and equipment (less accumulated depreciation and amortization of $929,576 as of June 30, 2025, and $905,512 as of December 31, 2024)	477,949	488,816
Goodwill	409,229	412,173
Intangible assets, net	243,338	258,006
Deferred income taxes	128,113	111,397
Miscellaneous assets	280,105	288,819
Total assets	$2,805,036	$2,841,479
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$120,187	$123,606
Accrued payroll and other related liabilities	133,294	177,859
Unexpired subscriptions revenue	190,012	187,082
Accrued expenses and other	134,492	124,982
Total current liabilities	577,985	613,529
Other liabilities
Pension and postretirement benefits obligation	212,312	214,641
Other	79,031	86,100
Total other liabilities	291,343	300,741
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of June 30, 2025 – 178,772,299; as of December 31, 2024 – 177,883,703 (including treasury shares: as of June 30, 2025 – 16,536,334; as of December 31, 2024 – 14,896,012)	17,881	17,791
Class B – convertible – authorized and issued shares: as of June 30, 2025 – 780,724; as of December 31, 2024 – 780,724	78	78
Additional paid-in capital	369,208	356,450
Retained earnings	2,398,105	2,325,142
Common stock held in treasury, at cost	(489,383)	(406,446)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(4,504)	(2,762)
Funded status of benefit plans	(357,378)	(363,874)
Net unrealized gain on available-for-sale securities	1,701	830
Total accumulated other comprehensive loss, net of income taxes	(360,181)	(365,806)
Total stockholders’ equity	1,935,708	1,927,209
Total liabilities and stockholders’ equity	$2,805,036	$2,841,479
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Subscription	$481,420	$439,322	$945,677	$868,327
Advertising	133,974	119,163	242,050	222,874
Affiliate, licensing and other	70,479	66,612	134,056	127,911
Total revenues	685,873	625,097	1,321,783	1,219,112
Operating costs
Cost of revenue (excluding depreciation and amortization)	338,779	322,774	673,416	639,641
Sales and marketing	69,165	61,303	135,124	126,437
Product development	63,940	62,220	130,479	125,405
General and administrative	82,552	76,870	162,465	155,685
Depreciation and amortization	21,396	20,537	42,774	41,243
Generative AI Litigation Costs	3,490	1,983	7,887	2,972
Multiemployer pension plan liability adjustment	—	—	4,453	—
Total operating costs	579,322	545,687	1,156,598	1,091,383
Operating profit	106,551	79,410	165,185	127,729
Other components of net periodic benefit costs	(4,639)	(1,023)	(9,277)	(2,074)
Interest income and other, net	9,752	8,696	19,724	17,083
Income before income taxes	111,664	87,083	175,632	142,738
Income tax expense	28,719	21,543	43,136	36,781
Net income	$82,945	$65,540	$132,496	$105,957
Average number of common shares outstanding:
Basic	163,331	164,540	163,576	164,592
Diluted	164,346	165,514	164,787	165,716
Basic earnings per share attributable to common stockholders	$0.51	$0.40	$0.81	$0.64
Diluted earnings per share attributable to common stockholders	$0.50	$0.40	$0.80	$0.64
Dividends declared per share	$0.18	$0.13	$0.36	$0.26
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$82,945	$65,540	$132,496	$105,957
Other comprehensive income, before tax:
Loss on foreign currency translation adjustments	(4,850)	(588)	(2,362)	(2,434)
Pension and postretirement benefits obligation	4,406	3,315	8,811	6,603
Net unrealized gain/(loss) on available-for-sale securities	159	42	1,180	(667)
Other comprehensive (loss)/income, before tax	(285)	2,769	7,629	3,502
Income tax (benefit)/expense	(76)	722	2,004	952
Other comprehensive (loss)/income, net of tax	(209)	2,047	5,625	2,550
Comprehensive income attributable to common stockholders	$82,736	$67,587	$138,121	$108,507
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 30, 2025 and June 30, 2024
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity
Balance, March 31, 2024	$17,830	$299,483	$2,136,537	$(353,529)	$(352,359)	$1,747,962
Net income	—	—	65,540	—	—	65,540
Dividends	—	—	(21,652)	—	—	(21,652)
Other comprehensive income	—	—	—	—	2,047	2,047
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 61,702 Class A shares	7	(984)	—	—	—	(977)
Employee stock purchase plan – 112,800 Class A shares	11	4,578	—	—	—	4,589
Share repurchases – 208,083 Class A shares	—	—	—	(9,557)	—	(9,557)
Stock-based compensation	—	17,034	—	—	—	17,034
Balance, June 30, 2024	$17,848	$320,111	$2,180,425	$(363,086)	$(350,312)	$1,804,986

Balance, March 31, 2025	$17,943	$347,486	$2,345,027	$(465,628)	$(359,972)	$1,884,856
Net income	—	—	82,945	—	—	82,945
Dividends	—	—	(29,867)	—	—	(29,867)
Other comprehensive income	—	—	—	—	(209)	(209)
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 34,065 Class A shares	4	(1,280)	—	—	—	(1,276)
Employee stock purchase plan – 117,191 Class A shares	12	5,199	—	—	—	5,211
Share repurchases – 460,136 Class A shares	—	—	—	(23,755)	—	(23,755)
Stock-based compensation	—	17,803	—	—	—	17,803
Balance, June 30, 2025	$17,959	$369,208	$2,398,105	$(489,383)	$(360,181)	$1,935,708
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2025 and June 30, 2024
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity
Balance, December 31, 2023	$17,775	$301,287	$2,117,839	$(320,820)	$(352,862)	$1,763,219
Net income	—	—	105,957	—	—	105,957
Dividends	—	—	(43,371)	—	—	(43,371)
Other comprehensive income	—	—	—	—	2,550	2,550
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 532,522 Class A shares	54	(15,948)	—	—	—	(15,894)
Performance-based awards – 85,703 Class A shares	8	(2,696)	—	—	—	(2,688)
Employee stock purchase plan – 112,800 Class A shares	11	4,578	—	—	—	4,589
Share repurchases – 911,551 Class A shares	—	—	—	(42,266)	—	(42,266)
Stock-based compensation	—	32,890	—	—	—	32,890
Balance, June 30, 2024	$17,848	$320,111	$2,180,425	$(363,086)	$(350,312)	$1,804,986

Balance, December 31, 2024	$17,869	$356,450	$2,325,142	$(406,446)	$(365,806)	$1,927,209
Net income	—	—	132,496	—	—	132,496
Dividends	—	—	(59,533)	—	—	(59,533)
Other comprehensive income	—	—	—	—	5,625	5,625
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 625,781 Class A shares	63	(21,816)	—	—	—	(21,753)
Performance-based awards – 145,624 Class A shares	15	(5,781)	—	—	—	(5,766)
Employee stock purchase plan – 117,191 Class A shares	12	5,199	—	—	—	5,211
Share repurchases – 1,640,322 Class A shares	—	—	—	(82,937)	—	(82,937)
Stock-based compensation	—	35,156	—	—	—	35,156
Balance, June 30, 2025	$17,959	$369,208	$2,398,105	$(489,383)	$(360,181)	$1,935,708
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income	$132,496	$105,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,774	41,243
Amortization of right-of-use asset	4,665	4,461
Stock-based compensation expense	35,156	32,890
Multiemployer pension plan liability adjustment	4,453	—
Change in long-term retirement benefit obligations	(5,063)	(12,215)
Other – net	1,067	(2,371)
Changes in operating assets and liabilities:
Accounts receivable – net	38,452	61,208
Other assets	29,271	1,094
Accounts payable, accrued payroll and other liabilities	(75,334)	(103,632)
Unexpired subscriptions	2,930	2,132
Other noncurrent assets and liabilities	1,859	2,543
Net cash provided by operating activities	212,726	133,310
Cash flows from investing activities
Purchases of marketable securities	(300,360)	(185,040)
Maturities of marketable securities	260,305	101,562
Capital expenditures	(19,573)	(14,054)
Other – net	7,546	1,362
Net cash used in investing activities	(52,082)	(96,170)
Cash flows from financing activities
Dividends paid	(51,670)	(40,032)
Payment of contingent consideration	—	(1,724)
Capital shares:
Repurchases	(82,561)	(42,004)
Share-based compensation tax withholding	(27,520)	(18,582)
Net cash used in financing activities	(161,751)	(102,342)
Net decrease in cash, cash equivalents and restricted cash	(1,107)	(65,202)
Effect of exchange rate changes on cash	207	(964)
Cash, cash equivalents and restricted cash at the beginning of the period	213,857	303,172
Cash, cash equivalents and restricted cash at the end of the period	$212,957	$237,006
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2025, and December 31, 2024, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended June 30, 2025, and June 30, 2024. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The first six months of 2025 contains one fewer day compared with the first six months of 2024 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
The Company changed the revenue caption on its Condensed Consolidated Statement of Operations from Other to Affiliate, licensing and other effective for the quarter ended March 31, 2025.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2025, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024, have not changed.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. As of the first quarter of 2025, we updated our discussion of digital advertising revenue and no longer distinguish between “core” and “other” digital advertising. Digital advertising consists of display (which includes website and mobile applications), audio, email and video advertising revenue from advertisements that are sold either directly to marketers by our advertising sales teams or, for a smaller proportion, through programmatic auctions run by third-party ad exchanges. Digital advertising revenue also includes creative services fees. NYTG and The Athletic have revenue from all categories discussed above. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
Affiliate, licensing and other revenues include revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), our live events business and retail commerce.
Subscription; advertising; and affiliate, licensing and other revenues were as follows:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2025	As % of total	June 30, 2024	As % of total	June 30, 2025	As % of total	June 30, 2024	As % of total
Subscription	$481,420	70.2%	$439,322	70.3%	$945,677	71.5%	$868,327	71.2%
Advertising	133,974	19.5%	119,163	19.1%	242,050	18.3%	222,874	18.3%
Affiliate, licensing and other(1)	70,479	10.3%	66,612	10.6%	134,056	10.2%	127,911	10.5%
Total	$685,873	100.0%	$625,097	100.0%	$1,321,783	100.0%	$1,219,112	100.0%
(1)Affiliate, licensing and other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.7 million for the second quarters of 2025 and 2024, respectively, and $13.4 million and $13.3 million for the first six months of 2025 and 2024, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the second quarters and first six months ended June 30, 2025, and June 30, 2024:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2025	As % of total	June 30, 2024	As % of total	June 30, 2025	As % of total	June 30, 2024	As % of total
Digital-only subscription revenues(1)	$350,353	72.8%	$304,501	69.3%	$685,379	72.5%	$597,479	68.8%
Print subscription revenues(2)	131,067	27.2%	134,821	30.7%	260,298	27.5%	270,848	31.2%
Total subscription revenues	$481,420	100.0%	$439,322	100.0%	$945,677	100.0%	$868,327	100.0%
(1)Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the second quarters and first six months ended June 30, 2025, and June 30, 2024:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2025	As % of total	June 30, 2024	As % of total	June 30, 2025	As % of total	June 30, 2024	As % of total
Digital advertising revenues	$94,422	70.5%	$79,575	66.8%	$165,287	68.3%	$142,602	64.0%
Print advertising revenues	39,552	29.5%	39,588	33.2%	76,763	31.7%	80,272	36.0%
Total advertising	$133,974	100.0%	$119,163	100.0%	$242,050	100.0%	$222,874	100.0%

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $160 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $60 million, $64 million and $36 million will be recognized in the remainder of 2025, 2026 and thereafter through 2030, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront, and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheets. Total unexpired subscriptions as of December 31, 2024, were $187.1 million, of which approximately $153.2 million was recognized as revenues during the six months ended June 30, 2025.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $2.3 million and $1.1 million of pre-tax net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of June 30, 2025, and December 31, 2024, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of June 30, 2025, and December 31, 2024:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$202,250	$460	$(32)	$202,678
U.S. Treasury securities	134,678	267	(20)	134,925
Certificates of deposit	4,400	—	—	4,400
Total short-term AFS securities	$341,328	$727	$(52)	$342,003
Long-term AFS securities
U.S. Treasury securities	$248,201	$1,096	$(41)	$249,256
Corporate debt securities	161,480	605	(41)	162,044
Total long-term AFS securities	$409,681	$1,701	$(82)	$411,300

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$153,988	$415	$(28)	$154,375
U.S. Treasury securities	203,238	511	(20)	203,729
Certificates of deposit	4,400	—	—	4,400
U.S. governmental agency securities	3,974	—	(4)	3,970
Total short-term AFS securities	$365,600	$926	$(52)	$366,474
Long-term AFS securities
U.S. Treasury securities	$154,936	$258	$(261)	$154,933
Corporate debt securities	190,772	544	(303)	191,013
Total long-term AFS securities	$345,708	$802	$(564)	$345,946

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of June 30, 2025, and December 31, 2024, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$28,862	$(32)	$—	$—	$28,862	$(32)
U.S. Treasury securities	23,519	(20)	—	—	23,519	(20)
Total short-term AFS securities	$52,381	$(52)	$—	$—	$52,381	$(52)
Long-term AFS securities
U.S. Treasury securities	$17,638	$(41)	$—	$—	$17,638	$(41)
Corporate debt securities	35,279	(41)	—	—	35,279	(41)
Total long-term AFS securities	$52,917	$(82)	$—	$—	$52,917	$(82)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$28,741	$(28)	$249	$—	$28,990	$(28)
U.S. Treasury securities	13,023	(18)	1,297	(2)	14,320	(20)
U.S. governmental agency securities	—	—	3,971	(4)	3,971	(4)
Total short-term AFS securities	$41,764	$(46)	$5,517	$(6)	$47,281	$(52)
Long-term AFS securities
U.S. Treasury securities	$64,325	$(261)	$—	$—	$64,325	$(261)
Corporate debt securities	68,163	(303)	—	—	68,163	(303)
Total long-term AFS securities	$132,488	$(564)	$—	$—	$132,488	$(564)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs.
As of June 30, 2025, and December 31, 2024, we did not intend to sell, and it was not likely that we would be required to sell, these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of June 30, 2025, and December 31, 2024, we have recognized no impairment losses or allowance for credit losses related to AFS securities.
As of June 30, 2025, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of June 30, 2025, and since December 31, 2023, were as follows:

(In thousands)	NYTG	The Athletic	Total
Balance as of December 31, 2023	$164,738	$251,360	$416,098
Foreign currency translation(1)	(3,925)	—	(3,925)
Balance as of December 31, 2024	160,813	251,360	412,173
Foreign currency translation(1)	(2,944)	—	(2,944)
Balance as of June 30, 2025	$157,869	$251,360	$409,229
(1)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $243.3 million is included in Intangible assets, net, in our Condensed Consolidated Balance Sheets as of June 30, 2025. As of June 30, 2025, and December 31, 2024, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	June 30, 2025
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark(1)	$164,034	$(29,951)	$134,083	16.7
Existing subscriber base	136,500	(39,938)	96,562	8.7
Developed technology	38,401	(26,388)	12,013	1.7
Content archive	5,751	(5,071)	680	1.1
Total finite-lived intangibles	$344,686	$(101,348)	$243,338	12.7
(1)As of June 30, 2025, includes $1.4 million previously classified as an indefinite-lived intangible asset.

	December 31, 2024
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$162,618	$(25,951)	$136,667	17.3
Existing subscriber base	136,500	(34,313)	102,187	9.2
Developed technology	38,401	(22,719)	15,682	2.2
Content archive	5,751	(4,758)	993	1.6
Total finite-lived intangibles	$343,270	$(87,741)	$255,529	13.1
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $6.8 million for the second quarters of 2025 and 2024, and $13.6 million and $13.9 million for the first six months of 2025 and 2024, respectively. The estimated aggregate amortization expense for the remainder of 2025 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2025	$13,961
2026	27,668
2027	20,525
2028	19,335
2029	19,250
Thereafter	142,599
Total amortization expense	$243,338

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable equity securities revalued, sold or impaired are recognized in Interest income and other, net, in our Condensed Consolidated Statements of Operations.
As of June 30, 2025, and December 31, 2024, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $28.8 million and $29.5 million, respectively.
NOTE 7. OTHER
Interest Income and Other, Net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income	$10,095	$8,948	$20,315	$17,586
Interest expense	(343)	(252)	(591)	(503)
Total interest income and other, net	$9,752	$8,696	$19,724	$17,083
College Point Land Sale
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of excess land at our printing and distribution facility in College Point, N.Y. The transaction was accounted for as a sales-type lease and, as a result, we recognized a gain at the time of the lease commencement on April 11, 2022. On February 21, 2025, we finalized the sale and received net proceeds of approximately $33 million, which were recorded in Net cash provided by operating activities – Other assets in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025.
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 30, 2025, and June 30, 2024, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 30, 2025	June 30, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$198,242	$222,946
Restricted cash included within miscellaneous assets	14,715	14,060
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$212,957	$237,006
Substantially all of the amount included in restricted cash is set aside to collateralize workers’ compensation obligations.
Revolving Credit Facility
On June 13, 2025, the Company entered into an amendment and restatement of its previous credit facility that, among other changes, increased the committed amount to $400.0 million and extended the maturity date to June 13, 2030 (as amended and restated, the “Credit Facility”). Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates based on our utilization and consolidated leverage ratio. The Credit Facility contains various customary affirmative and negative covenants. In addition, the Company is obligated to pay a quarterly unused commitment fee at an annual rate of 0.20%.
As of June 30, 2025, and December 31, 2024, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Severance Costs
We recognized $1.0 million and $1.5 million in severance costs for the second quarters of 2025 and 2024, respectively, and $3.6 million and $5.9 million for the first six months of 2025 and 2024, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $5.2 million and $4.8 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively.
Generative AI Litigation Costs
The Company recorded $3.5 million and $2.0 million of pre-tax litigation-related costs for the second quarters of 2025 and 2024, respectively, and $7.9 million and $3.0 million for the first six months of 2025 and 2024, respectively, in connection with a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”), alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024:

(In thousands)	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$202,678	$—	$202,678	$—	$154,375	$—	$154,375	$—
U.S. Treasury securities	134,925	—	134,925	—	203,729	—	203,729	—
Certificates of deposit	4,400	—	4,400	—	4,400	—	4,400	—
U.S. governmental agency securities	—	—	—	—	3,970	—	3,970	—
Total short-term AFS securities	$342,003	$—	$342,003	$—	$366,474	$—	$366,474	$—
Long-term AFS securities(1)
U.S. Treasury securities	$249,256	$—	$249,256	$—	$154,933	$—	$154,933	$—
Corporate debt securities	162,044	—	162,044	—	191,013	—	191,013	—
Total long-term AFS securities	$411,300	$—	$411,300	$—	$345,946	$—	$345,946	$—
Liabilities:
Deferred compensation(2)(3)	$10,661	$10,661	$—	$—	$13,230	$13,230	$—	$—
Contingent consideration	$856	$—	$—	$856	$1,608	$—	$—	$1,608
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
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $39.0 million as of June 30, 2025, and $45.0 million as of December 31, 2024. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the second quarters and first six months ended June 30, 2025, and June 30, 2024:

	Quarters Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at the beginning of the period	$1,182	$5,528	$1,608	$4,991
Payments	—	(1,724)	—	(1,724)
Fair value adjustments(1)	(326)	(243)	(752)	294
Contingent consideration at the end of the period	$856	$3,561	$856	$3,561
(1)Fair value adjustments are included in General and administrative costs in our Condensed Consolidated Statements of Operations.
The remaining contingent consideration balances as of June 30, 2025, and December 31, 2024, of $0.9 million and $1.6 million, respectively, are included in Accrued expenses and other in our Condensed Consolidated Balance Sheets.
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
The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	June 30, 2025			June 30, 2024
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,661	$—	$1,661	$1,541	$—	$1,541
Interest cost	13,217	2,076	15,293	13,376	2,206	15,582
Expected return on plan assets	(15,282)	—	(15,282)	(18,109)	—	(18,109)
Amortization of actuarial loss	4,026	866	4,892	2,603	997	3,600
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Effect of settlement	—	—	—	—	(27)	(27)
Net periodic pension cost/(income)	$3,136	$2,942	$6,078	$(1,075)	$3,176	$2,101

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,322	$—	$3,322	$3,082	$—	$3,082
Interest cost	26,434	4,153	30,587	26,752	4,413	31,165
Expected return on plan assets	(30,564)	—	(30,564)	(36,218)	—	(36,218)
Amortization of actuarial loss	8,052	1,731	9,783	5,206	1,994	7,200
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Effect of settlement	—	—	—	—	(27)	(27)
Net periodic pension cost/(income)	$6,272	$5,884	$12,156	$(2,150)	$6,380	$4,230
During the first six months of 2025 and 2024, we made pension contributions of $6.4 million and $6.3 million, respectively, to the APP. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $13 million in 2025.
Multiemployer Plans
During the first quarter of 2025, the Company recorded a $4.5 million charge related to a multiemployer pension plan liability adjustment. This adjustment is recorded in Multiemployer pension plan liability adjustment in our Condensed Consolidated Statements of Operations.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service cost	$3	$4	$6	$8
Interest cost	204	272	408	544
Amortization of actuarial loss	—	174	—	348
Net periodic postretirement benefit cost	$207	$450	$414	$900
NOTE 10. INCOME TAXES
The Company had income tax expense of $28.7 million and $43.1 million in the second quarter and first six months of 2025, respectively, compared to $21.5 million and $36.8 million in the second quarter and first six months of 2024, respectively. The Company’s effective tax rates were 25.7% and 24.6% for the second quarter and first six months of 2025, respectively, compared to 24.7% and 25.8% for the second quarter and first six months of 2024, respectively. The increase in income tax expense was primarily due to higher pre-tax income in the second quarter of 2025. The increase in the effective income tax rate compared to the second quarter of 2025 was primarily attributable to a decrease in federal tax credits in 2025.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes provisions retroactive to January 1, 2025, and among other provisions, eliminates the requirement to capitalize and amortize domestic research and development expenditures over five years and provides an election for taxpayers to deduct such expenditures in the year incurred. These changes are expected to result in a reduction to the Company’s income tax liability for fiscal year 2025 and will be accounted for in the period of enactment.
The Organization for Economic Co-operation and Development enacted model rules for a new global minimum tax framework (“Pillar Two”), and certain governments globally enacted these rules effective January 1, 2024. The Company continues to assess the potential impacts of Pillar Two and does not expect it to have a material effect on the Company’s financial statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. EARNINGS PER SHARE
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise or vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and Employee Stock Purchase Plan (“ESPP”) could impact the diluted shares. The difference between basic and diluted shares of approximately 1.0 million and 1.2 million in the second quarter and first six months of 2025, respectively, and 1.0 million and 1.1 million in the second quarter and first six months of 2024, respectively, resulted from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock-settled long-term performance awards, restricted stock units or shares estimated to be purchased under the ESPP excluded from the computation of diluted earnings per share in the second quarters and first six months of 2025 and 2024, respectively.
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
As of June 30, 2025, repurchases under these authorizations totaled approximately $317.1 million (excluding commissions and excise taxes), leaving approximately $432.9 million remaining under the 2023 and 2025 authorizations. During the six months ended June 30, 2025, repurchases under these authorizations totaled approximately $82.5 million.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of June 30, 2025:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(2,762)	$(363,874)	$830	$(365,806)
Other comprehensive (loss)/income before reclassifications, before tax	(2,362)	—	1,180	(1,182)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	8,811	—	8,811
Income tax (benefit)/expense	(620)	2,315	309	2,004
Net current-period other comprehensive (loss)/income, net of tax	(1,742)	6,496	871	5,625
Balance as of June 30, 2025	$(4,504)	$(357,378)	$1,701	$(360,181)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the reclassifications from AOCI for the six months ended June 30, 2025:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(972)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	9,783	Other components of net periodic benefit costs
Total reclassification, before tax	8,811
Income tax expense	2,315	Income tax expense
Total reclassification, net of tax	$6,496
(1)These AOCI components are included in the computation of net periodic benefit cost/(income) for pension benefits. See Note 9 for more information.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of revenue	$4,187	$4,196	$8,478	$8,150
Sales and marketing	711	412	1,289	804
Product development	6,616	6,537	13,233	12,772
General and administrative	6,289	5,889	12,156	11,164
Total stock-based compensation expense	$17,803	$17,034	$35,156	$32,890
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present segment information:

	For the Quarter Ended June 30, 2025
(In thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$446,809	$34,611	$—	$481,420
Advertising	119,910	14,064	—	133,974
Affiliate, licensing and other	65,678	5,363	(562)	70,479
Total revenues	$632,397	$54,038	$(562)	$685,873
Less:
Cost of revenue (excluding depreciation and amortization)	$309,273	$30,068	$(562)	$338,779
Sales and marketing	62,566	6,599	—	69,165
Product development	53,810	10,130	—	63,940
Adjusted general and administrative(2)	78,761	1,453	—	80,214
Total adjusted operating profit	$127,987	$5,788	$—	$133,775
Less:
Other components of net periodic benefit costs				4,639
Depreciation and amortization				21,396
Severance				1,000
Multiemployer pension plan withdrawal costs				1,338
Generative AI Litigation Costs				3,490
Add:
Interest income and other, net				9,752
Income before income taxes				$111,664
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues and Cost of revenue (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Quarter Ended June 30, 2024
(In thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$410,015	$29,307	$—	$439,322
Advertising	112,088	7,075	—	119,163
Affiliate, licensing and other	63,053	4,122	(563)	66,612
Total revenues	$585,156	$40,504	$(563)	$625,097
Less:
Cost of revenue (excluding depreciation and amortization)	$298,419	$24,918	$(563)	$322,774
Sales and marketing	54,457	6,846	—	61,303
Product development	53,579	8,641	—	62,220
Adjusted general and administrative(2)	71,599	2,501	—	74,100
Total adjusted operating profit (loss)	$107,102	$(2,402)	$—	$104,700
Less:
Other components of net periodic benefit costs				1,023
Depreciation and amortization				20,537
Severance				1,473
Multiemployer pension plan withdrawal costs				1,297
Generative AI Litigation Costs				1,983
Add:
Interest income and other, net				8,696
Income before income taxes				$87,083
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues and Cost of revenue (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2025
(In thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$878,329	$67,348	$—	$945,677
Advertising	217,568	24,482	—	242,050
Affiliate, licensing and other	125,413	9,768	(1,125)	134,056
Total revenues	$1,221,310	$101,598	$(1,125)	$1,321,783
Less:
Cost of revenue (excluding depreciation and amortization)	$616,533	$58,008	$(1,125)	$673,416
Sales and marketing	122,548	12,576	—	135,124
Product development	111,059	19,420	—	130,479
Adjusted general and administrative(2)	153,361	2,930	—	156,291
Total adjusted operating profit	$217,809	$8,664	$—	$226,473
Less:
Other components of net periodic benefit costs				9,277
Depreciation and amortization				42,774
Severance				3,607
Multiemployer pension plan withdrawal costs				2,567
Generative AI Litigation Costs				7,887
Multiemployer pension plan liability adjustment				4,453
Add:
Interest income and other, net				19,724
Income before income taxes				$175,632
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues and Cost of revenue (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended June 30, 2024
(In thousands)	NYTG	The Athletic	I/E(1)	Total
Revenues
Subscription	$811,386	$56,941	$—	$868,327
Advertising	210,092	12,782	—	222,874
Affiliate, licensing and other	121,073	7,963	(1,125)	127,911
Total revenues	$1,142,551	$77,686	$(1,125)	$1,219,112
Less:
Cost of revenue (excluding depreciation and amortization)	$590,875	$49,891	$(1,125)	$639,641
Sales and marketing	109,938	16,499	—	126,437
Product development	108,444	16,961	—	125,405
Adjusted general and administrative(2)	141,446	5,429	—	146,875
Total adjusted operating profit (loss)	$191,848	$(11,094)	$—	$180,754
Less:
Other components of net periodic benefit costs				2,074
Depreciation and amortization				41,243
Severance				5,901
Multiemployer pension plan withdrawal costs				2,909
Generative AI Litigation Costs				2,972
Add:
Interest income and other, net				17,083
Income before income taxes				$142,738
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues and Cost of revenue (excluding depreciation and amortization).
(2)Excludes severance and multiemployer pension plan withdrawal costs.
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of June 30, 2025, is believed to be reasonably possible.
In December 2023, we filed a lawsuit against Microsoft and OpenAI in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. In early 2024, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as time-barred. In March 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, but permitted our other disputed claims to go forward. In April 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.

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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. The Company changed the revenue caption on its Condensed Consolidated Statement of Operations from “Other” to “Affiliate, licensing and other” effective for the quarter ended March 31, 2025. Affiliate, licensing and other revenues include revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), our live events business and retail commerce. Our main operating costs are employee-related costs.
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
There was one fewer day in the first six months of 2025 compared with the first six months of 2024 as a result of 2024 being a leap year.
The Company has two reportable segments: The New York Times Group (“NYTG”) and The Athletic.
Financial Highlights
•The Company added approximately 230,000 net digital-only subscribers compared with the end of the first quarter of 2025, driven largely by bundle and multiproduct subscriber additions as well as other single products subscriber additions. The Company ended the second quarter of 2025 with approximately 11.88 million subscribers to its print and digital products, including approximately 11.30 million digital-only subscribers. Of the 11.30 million digital-only subscribers, approximately 6.02 million were bundle and multiproduct subscribers. Compared with the end of the second quarter of 2024, there was a net increase of 1,080,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) increased 3.2% year-over-year to $9.64 driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers.
•Operating profit increased 34.2% to $106.6 million in the second quarter of 2025 from $79.4 million in the second quarter of 2024. Adjusted operating profit (“AOP”), defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 27.8% to $133.8 million in the second quarter of 2025 from $104.7 million in the second quarter of 2024. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 15.5% in the second quarter of 2025, compared with 12.7% in the second quarter of 2024. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased to 19.5% in the second quarter of 2025, compared with 16.7% in the second quarter of 2024.
•Total revenues increased 9.7% to $685.9 million in the second quarter of 2025 from $625.1 million in the second quarter of 2024.
•Total subscription revenues increased 9.6% to $481.4 million in the second quarter of 2025 from $439.3 million in the second quarter of 2024. Digital-only subscription revenues increased 15.1% to $350.4 million in the second quarter of 2025 from $304.5 million in the second quarter of 2024.

•Total advertising revenues increased 12.4% to $134.0 million in the second quarter of 2025 from $119.2 million in the second quarter of 2024, due to an increase of 18.7% in digital advertising revenues. Print advertising revenues decreased 0.1% to $39.6 million.
•Affiliate, licensing and other revenues increased 5.8% to $70.5 million in the second quarter of 2025 from $66.6 million in the second quarter of 2024, as a result of higher licensing revenues and Wirecutter affiliate referral revenues.
•Operating costs increased 6.2% to $579.3 million in the second quarter of 2025 from $545.7 million in the second quarter of 2024. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 6.1% to $552.1 million in the second quarter of 2025 from $520.4 million in the second quarter of 2024.
•Diluted earnings per share were $0.50 and $0.40 for the second quarters of 2025 and 2024, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), were $0.58 and $0.45 for the second quarters of 2025 and 2024, respectively.
Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid change. We compete for audience, subscribers, licensees and advertising against a wide variety of companies. Companies shaping our competitive environment include content providers and distributors, news aggregators, search engines, social media platforms, streaming services and products and tools powered by generative artificial intelligence, many of which have attracted and may continue to attract audiences and/or advertisers to their platforms and away from ours. Competition among these companies is robust, and new competitors can quickly emerge and have in recent years. We have designed our strategy to navigate the challenges and take advantage of opportunities presented by this period of transformation in our industry.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic weakness, instability, uncertainty and volatility, including the potential for a recession; expanded or retaliatory tariffs or taxes or other trade barriers; a competitive labor market; inflation; supply chain disruptions; high interest rates; and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results. While we do not currently anticipate a material impact to the Company’s direct costs from the imposition of tariffs by the U.S. government, such tariffs and any retaliatory actions by foreign governments could result in increased costs and could negatively affect economic conditions, which could in turn adversely impact our subscription; advertising; and/or affiliate, licensing and other revenues. We believe the macroeconomic environment has had, and may in the future have, an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
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

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Revenues
Subscription	$481,420	$439,322	9.6%	$945,677	$868,327	8.9%
Advertising	133,974	119,163	12.4%	242,050	222,874	8.6%
Affiliate, licensing and other	70,479	66,612	5.8%	134,056	127,911	4.8%
Total revenues	685,873	625,097	9.7%	1,321,783	1,219,112	8.4%
Operating costs
Cost of revenue (excluding depreciation and amortization)	338,779	322,774	5.0%	673,416	639,641	5.3%
Sales and marketing	69,165	61,303	12.8%	135,124	126,437	6.9%
Product development	63,940	62,220	2.8%	130,479	125,405	4.0%
General and administrative	82,552	76,870	7.4%	162,465	155,685	4.4%
Depreciation and amortization	21,396	20,537	4.2%	42,774	41,243	3.7%
Generative AI Litigation Costs	3,490	1,983	76.0%	7,887	2,972	*
Multiemployer pension plan liability adjustment	—	—	—	4,453	—	*
Total operating costs	579,322	545,687	6.2%	1,156,598	1,091,383	6.0%
Operating profit	106,551	79,410	34.2%	165,185	127,729	29.3%
Other components of net periodic benefit costs	(4,639)	(1,023)	*	(9,277)	(2,074)	*
Interest income and other, net	9,752	8,696	12.1%	19,724	17,083	15.5%
Income before income taxes	111,664	87,083	28.2%	175,632	142,738	23.0%
Income tax expense	28,719	21,543	33.3%	43,136	36,781	17.3%
Net income	$82,945	$65,540	26.6%	$132,496	$105,957	25.0%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in the second quarters of 2025 and 2024). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile applications), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
Subscription revenues increased $42.1 million, or 9.6%, in the second quarter of 2025 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $45.9 million, or 15.1%, partially offset by a decrease in print subscription revenues of $3.8 million, or 2.8%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $58.9 million and an increase in other single-product subscription revenues of $5.3 million, partially offset by a decrease in news-only subscription revenues of $18.3 million. Bundle and multiproduct average digital-only subscribers increased 1,240,000, or 26.5%, while bundle and multiproduct ARPU increased $0.56, or 4.7%. Other single-product average digital-only subscribers increased 580,000, or 19.5%, while other single-product ARPU decreased $0.14, or 3.8%. News-only average digital-only subscribers decreased 660,000, or 27.5%, while news-only ARPU increased $1.02, or 9.1%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the sum of the number of subscribers in each category at the beginning and end of the month, divided by two). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
Subscription revenues increased $77.4 million, or 8.9%, in the first six months of 2025 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $87.9 million, or 14.7%, partially offset by a decrease in print subscription revenues of $10.6 million, or 3.9%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $114.3 million and an increase in other single-product subscription revenues of $11.9 million, partially offset by a decrease in news-only subscription revenues of $38.3 million. Bundle and multiproduct average digital-only subscribers increased 1,230,000, or 27.2%, while bundle and multiproduct ARPU increased $0.58, or 4.9%. Other single-product average digital-only subscribers increased 620,000, or 21.4%, while other single-product ARPU decreased $0.10, or 2.7%. News-only average digital-only subscribers decreased 710,000, or 28.3%, while news-only ARPU increased $1.14, or 10.3%. Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the second quarters and first six months of 2025 and 2024:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Digital-only subscription revenues(1)	$350,353	$304,501	15.1%	$685,379	$597,479	14.7%
Print subscription revenues(2)	131,067	134,821	(2.8)%	260,298	270,848	(3.9)%
Total subscription revenues	$481,420	$439,322	9.6%	$945,677	$868,327	8.9%
(1)Includes revenue from bundled subscriptions and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a user who has subscribed (and for whom a valid method of payment has been provided) for the right to access one or more of the Company’s products. The Company ended the second quarter of 2025 with approximately 11.88 million subscribers to its print and digital products, including approximately 11.30 million digital-only subscribers.
Compared with the end of the first quarter of 2025, there was a net increase of 230,000 digital-only subscribers. Compared with the end of the second quarter of 2024, there was a net increase of 1,080,000 digital-only subscribers.

Print domestic home-delivery subscribers totaled approximately 580,000 at the end of the second quarter of 2025, a net decrease of 10,000 subscribers compared with the end of the first quarter of 2025 and a net decrease of 40,000 subscribers compared with the end of the second quarter of 2024. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
We report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to total digital-only subscribers, as well as the average revenue per user for each of these categories.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Digital-only subscribers:
Bundle and multiproduct(1)(2)(3)	6,020	5,760	5,440	5,120	4,830
News-only(2)(4)	1,690	1,790	1,930	2,110	2,290
Other single-product(2)(3)(5)	3,590	3,500	3,450	3,240	3,100
Total digital-only subscribers(2)(3)(6)	11,300	11,060	10,820	10,470	10,210
Print subscribers(7)	580	600	610	620	630
Total subscribers	11,880	11,660	11,430	11,090	10,840
(1)Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2)Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the second quarter of 2025. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.
(3)As of the second quarter of 2025, includes subscribers related to Family Subscriptions. Each Family Subscription is priced higher than a comparable individual subscription and is counted as one billed subscriber and one additional subscriber to reflect the additional entitlements in these subscriptions. The additional subscribers represented a de minimis percentage of total digital-only subscribers as of the end of the second quarter of 2025.
(4)Subscribers with only a digital-only news product subscription.
(5)Subscribers with only one digital-only subscription to The Athletic or to our Audio, Cooking, Games or Wirecutter products.
(6)Subscribers with digital-only subscriptions to one or more of our news product, The Athletic, or our Audio, Cooking, Games and Wirecutter products.
(7)Subscribers with a domestic home-delivery or mail print subscription to The New York Times, which includes access to our digital products, or a print subscription to our Book Review or Large Type Weekly products.
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
“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per digital subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Digital-only ARPU:
Bundle and multiproduct	$12.52	$12.38	$12.53	$12.35	$11.96
News-only	$12.28	$12.12	$11.95	$11.48	$11.26
Other single-product	$3.51	$3.54	$3.58	$3.59	$3.65
Total digital-only ARPU	$9.64	$9.54	$9.65	$9.45	$9.34
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

Total digital-only ARPU was $9.64 for the second quarter of 2025, an increase of 3.2% compared with the second quarter of 2024. The year-over-year increase was driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers.
Advertising Revenues
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology, and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. As of the first quarter of 2025, we updated our discussion of digital advertising revenue and no longer distinguish between “core” and “other” digital advertising. Digital advertising consists of display (which includes website and mobile applications), audio, email and video advertising revenue from advertisements that are sold either directly to marketers by our advertising sales teams or, for a smaller proportion, through programmatic auctions run by third-party ad exchanges. Digital advertising revenue also includes creative services fees. NYTG and The Athletic have revenue from all categories discussed above. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. There is no print advertising revenue generated from The Athletic, which does not have a print product.
The following table summarizes digital and print advertising revenues for the second quarters and first six months of 2025 and 2024:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Digital advertising revenues	$94,422	$79,575	18.7%	$165,287	$142,602	15.9%
Print advertising revenues	39,552	39,588	(0.1)%	76,763	80,272	(4.4)%
Total advertising revenues	$133,974	$119,163	12.4%	$242,050	$222,874	8.6%
Digital advertising revenues, which represented 70.5% of total advertising revenues in the second quarter of 2025, increased $14.8 million, or 18.7%, to $94.4 million compared with $79.6 million in the same prior-year period. The increase was primarily a result of higher display revenues of $19.3 million, driven by new advertising supply in areas of strong marketer demand, partially offset by lower podcast revenues of $2.7 million and lower creative services fees of $1.6 million as a result of the volume of custom advertising campaigns. Display impressions increased 33%, while the average rate decreased 1%.
Digital advertising revenues, which represented 68.3% of total advertising revenues in the first six months of 2025, increased $22.7 million, or 15.9%, to $165.3 million compared with $142.6 million in the same prior-year period. The increase was primarily a result of higher display revenues of $29.2 million, driven by new advertising supply in areas of strong marketer demand, partially offset by lower creative services fees of $4.3 million as a result of the volume of custom advertising campaigns and lower podcast revenues of $3.7 million. Display impressions increased 27%, while the average rate increased 1%.
Print advertising revenues, which represented 29.5% of total advertising revenues in the second quarter of 2025, were relatively flat compared to the same prior-year period. Print advertising revenues in 2025 continue to be impacted by secular trends.
Print advertising revenues, which represented 31.7% of total advertising revenues in the first six months of 2025, decreased $3.5 million, or 4.4%, to $76.8 million compared with $80.3 million in the same prior-year period. The decrease in the first six months was primarily due to a 6.7% decrease in revenues from column-inch ads.
We believe the macroeconomic environment has had, and may in the future have, an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
Affiliate, Licensing and Other Revenues
Affiliate, licensing and other revenues include revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, our live events business and retail commerce.
Affiliate, licensing and other revenues increased $3.9 million, or 5.8%, in the second quarter of 2025 compared with the same prior-year period, primarily as a result higher content licensing revenues of $3.8 million, largely related to commercial agreements with third-party digital platforms, as well as growth in Wirecutter affiliate referral revenues of $1.6 million, partially offset by lower books, television and film revenues of $2.4 million.

Affiliate, licensing and other revenues increased $6.1 million, or 4.8% in the first six months of 2025 compared with the same prior-year period, primarily as a result higher content licensing revenues of $4.7 million, largely related to commercial agreements with third-party digital platforms, as well as growth in Wirecutter affiliate referral revenues of $3.9 million, partially offset by lower books, television and film revenues of $2.3 million.
Digital affiliate, licensing and other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $45.4 million and $40.6 million in the second quarters of 2025 and 2024, respectively, and $85.6 million and $76.4 million in the first six months of 2025 and 2024, respectively.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Operating costs:
Cost of revenue (excluding depreciation and amortization)	$338,779	$322,774	5.0%	$673,416	$639,641	5.3%
Sales and marketing	69,165	61,303	12.8%	135,124	126,437	6.9%
Product development	63,940	62,220	2.8%	130,479	125,405	4.0%
General and administrative	82,552	76,870	7.4%	162,465	155,685	4.4%
Depreciation and amortization	21,396	20,537	4.2%	42,774	41,243	3.7%
Generative AI Litigation Costs	3,490	1,983	76.0%	7,887	2,972	*
Multiemployer pension plan liability adjustment	—	—	—	4,453	—	*
Total operating costs	$579,322	$545,687	6.2%	$1,156,598	$1,091,383	6.0%
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
Cost of revenue in the second quarter of 2025 increased $16.0 million, or 5.0%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $8.8 million, higher subscriber servicing costs of $5.1 million, higher digital content delivery costs of $1.3 million and higher advertising servicing costs of $1.3 million. Print production and distribution costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by higher salaries and growth in the number of employees who work in our newsrooms, higher benefits costs and higher incentive compensation. The increase in subscriber servicing costs was largely due to higher third-party commissions due to an increase in subscriptions and higher salaries. The increase in digital content delivery costs was largely due to higher cloud-related costs. The increase in advertising servicing costs was largely due to higher outside services costs.
Cost of revenue in the first six months of 2025 increased $33.8 million, or 5.3%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $18.7 million, higher subscriber servicing costs of $10.1 million, higher digital content delivery costs of $3.7 million and higher advertising servicing costs of $1.5 million, partially offset by lower print production and distribution costs of $1.0 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms, higher salaries, higher benefits costs and higher incentive compensation, partially offset by lower outside services costs. The increase in subscriber servicing was largely due to higher commissions and higher credit card processing fees due to an increase in subscriptions, as well as higher compensation and benefits. The increase in digital content delivery costs was largely due to higher cloud related costs. The increase in advertising servicing costs was largely due to an increase in outside services costs. The decrease in print production and distribution costs was primarily due to lower compensation and benefit costs and fewer print copies produced, partially offset by higher distribution costs, as well as higher occupancy, repairs and maintenance costs.

Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the second quarter of 2025 increased $7.9 million, or 12.8%, compared with the same prior-year period. The increase was due to higher marketing costs of $4.9 million and higher sales costs of $3.0 million. The increase in marketing costs was primarily due to higher media expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees and higher outside services costs.
Sales and marketing costs in the first six months of 2025 increased $8.7 million, or 6.9%, compared with the same prior-year period. The increase was due to higher marketing costs of $5.3 million and higher sales costs of $3.4 million. The increase in marketing costs was primarily due to higher media expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees and higher outside services costs.
Media expenses, a component of sales and marketing costs that primarily represents the cost to promote our subscription business, increased 15.9% to $31.9 million in the second quarter of 2025 from $27.5 million in the second quarter of 2024 and increased 10.0% to $63.2 million in the first six months of 2025 from $57.4 million in the first six months of 2024. The increase in both periods was largely a result of higher subscriber acquisition spending.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product management, design and data.
Product development costs in the second quarter of 2025 increased $1.7 million, or 2.8%, compared with the same prior-year period. The increase in the second quarter of 2025 was largely due to higher outside services costs of $0.8 million, as well as higher compensation and benefits expenses of $0.6 million driven by higher benefits costs.
Product development costs in the first six months of 2025 increased $5.1 million, or 4.0%, compared with the same prior-year period. The increase in the first six months of 2025 was largely due to higher compensation and benefits expenses of $2.6 million driven by higher benefits costs, as well as higher outside services costs of $1.3 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the second quarter of 2025 increased $5.7 million, or 7.4%, compared with the same prior-year period. The increase was primarily due to higher professional fees of $2.1 million, unrealized losses from foreign currency cash flow hedges of $1.6 million and an asset impairment charge of $1.0 million.
General and administrative costs in the first six months of 2025 increased $6.8 million, or 4.4%, compared with the same prior-year period. The increase was primarily due to higher professional fees of $3.8 million and higher compensation and benefits of $2.1 million driven by incentive compensation and higher benefits costs, partially offset by lower severance expense of $2.3 million.
Depreciation and Amortization
Depreciation and amortization costs in the second quarter and first six months of 2025 increased $0.9 million, or 4.2%, and $1.5 million, or 3.7%, compared with the same prior-year period.
Generative AI Litigation Costs
In the second quarter and first six months of 2025, the Company recorded $3.5 million and $7.9 million, respectively, and $2.0 million and $3.0 million in the second quarter and first six months of 2024, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Revenues
NYTG	$632,397	$585,156	8.1%	$1,221,310	$1,142,551	6.9%
The Athletic	54,038	40,504	33.4%	101,598	77,686	30.8%
Intersegment eliminations(1)	(562)	(563)	*	(1,125)	(1,125)	—
Total revenues	$685,873	$625,097	9.7%	$1,321,783	$1,219,112	8.4%
Adjusted operating costs
NYTG	$504,410	$478,054	5.5%	$1,003,501	$950,703	5.6%
The Athletic	48,250	42,906	12.5%	92,934	88,780	4.7%
Intersegment eliminations(1)	(562)	(563)	*	(1,125)	(1,125)	—
Total adjusted operating costs	$552,098	$520,397	6.1%	$1,095,310	$1,038,358	5.5%
Adjusted operating profit (loss)
NYTG	$127,987	$107,102	19.5%	$217,809	$191,848	13.5%
The Athletic	5,788	(2,402)	*	8,664	(11,094)	*
Total adjusted operating profit	$133,775	$104,700	27.8%	$226,473	$180,754	25.3%
AOP margin % - NYTG	20.2%	18.3%	190 bps	17.8%	16.8%	100 bps
(1)Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues detail by segment
	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
NYTG
Subscription	$446,809	$410,015	9.0%	$878,329	$811,386	8.3%
Advertising	119,910	112,088	7.0%	217,568	210,092	3.6%
Affiliate, licensing and other	65,678	63,053	4.2%	125,413	121,073	3.6%
Total	$632,397	$585,156	8.1%	$1,221,310	$1,142,551	6.9%
The Athletic
Subscription	$34,611	$29,307	18.1%	$67,348	$56,941	18.3%
Advertising	14,064	7,075	98.8%	24,482	12,782	91.5%
Affiliate, licensing and other	5,363	4,122	30.1%	9,768	7,963	22.7%
Total	$54,038	$40,504	33.4%	$101,598	$77,686	30.8%
I/E(1)	$(562)	$(563)	*	$(1,125)	$(1,125)	—
The New York Times Company
Subscription	$481,420	$439,322	9.6%	$945,677	$868,327	8.9%
Advertising	133,974	119,163	12.4%	242,050	222,874	8.6%
Affiliate, licensing and other	70,479	66,612	5.8%	134,056	127,911	4.8%
Total	$685,873	$625,097	9.7%	$1,321,783	$1,219,112	8.4%
(1)Intersegment eliminations (“I/E”) related to content licensing recorded in Affiliate, licensing and other revenues.
* Represents a change equal to or in excess of 100% or not meaningful.

Adjusted operating costs (operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items) details by segment

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
NYTG
Cost of revenue (excluding depreciation and amortization)	$309,273	$298,419	3.6%	$616,533	$590,875	4.3%
Sales and marketing	62,566	54,457	14.9%	122,548	109,938	11.5%
Product development	53,810	53,579	0.4%	111,059	108,444	2.4%
Adjusted general and administrative(1)	78,761	71,599	10.0%	153,361	141,446	8.4%
Total	$504,410	$478,054	5.5%	$1,003,501	$950,703	5.6%
The Athletic
Cost of revenue (excluding depreciation and amortization)	$30,068	$24,918	20.7%	$58,008	$49,891	16.3%
Sales and marketing	6,599	6,846	(3.6)%	12,576	16,499	(23.8)%
Product development	10,130	8,641	17.2%	19,420	16,961	14.5%
Adjusted general and administrative(2)	1,453	2,501	(41.9)%	2,930	5,429	(46.0)%
Total	$48,250	$42,906	12.5%	$92,934	$88,780	4.7%
I/E(3)	$(562)	$(563)	*	$(1,125)	$(1,125)	—
The New York Times Company
Cost of revenue (excluding depreciation and amortization)	$338,779	$322,774	5.0%	$673,416	$639,641	5.3%
Sales and marketing	69,165	61,303	12.8%	135,124	126,437	6.9%
Product development	63,940	62,220	2.8%	130,479	125,405	4.0%
Adjusted general and administrative	80,214	74,100	8.3%	156,291	146,875	6.4%
Total	$552,098	$520,397	6.1%	$1,095,310	$1,038,358	5.5%
(1)Excludes severance of $1.0 million and $3.6 million for the second quarter and first six months of 2025, respectively. Excludes multiemployer pension withdrawal costs of $1.3 million and $2.6 million for the second quarter and first six months of 2025, respectively. Excludes severance of $1.5 million and $5.5 million for the second quarter and first six months of 2024, respectively. Excludes multiemployer pension withdrawal costs of $1.3 million and $2.9 million for the second quarter and first six months of 2024, respectively.
(2)There were no severance costs for the second quarter and first six months of 2025. Excludes severance of $0.4 million for the first six months of 2024. There were no severance costs for the second quarter of 2024.
(3)Intersegment eliminations (“I/E”) related to content licensing recorded in Cost of revenue (excluding depreciation and amortization).
* Represents a change equal to or in excess of 100% or not meaningful.

The New York Times Group
NYTG revenues increased 8.1% in the second quarter of 2025 to $632.4 million from $585.2 million in the second quarter of 2024 and increased 6.9% in the first six months of 2025 to $1,221.3 million from $1,142.6 million in the first six months of 2024. Subscription revenues increased 9.0% in the second quarter of 2025 to $446.8 million from $410.0 million in the second quarter of 2024 and increased 8.3% in the first six months of 2025 to $878.3 million from $811.4 million in the first six months of 2024, due to growth in subscription revenues from digital-only products, partially offset by decreases in print subscription revenues. Advertising revenues increased 7.0% in the second quarter of 2025 to $119.9 million from $112.1 million in the second quarter of 2024 due to higher digital advertising revenues. Print advertising was relatively flat compared to prior year. Digital advertising revenues increased primarily as a result of higher display revenues, partially offset by lower podcast revenues and creative services fees. Advertising revenues increased 3.6% to $217.6 million from $210.1 million in the first six months of 2025 due to higher digital advertising revenues, partially offset by declines in print advertising revenues. Digital advertising revenues increased primarily as a result of higher display revenues, partially offset by creative services fees and lower podcast revenues. Print advertising revenues decreased primarily as a result of a decrease in column-inch ads. Affiliate, licensing and other revenues increased 4.2% in the second quarter of 2025 to $65.7 million from $63.1 million in the second quarter of 2024 and increased 3.6% in the first six months of 2025 to $125.4 million from $121.1 million in the first six months of 2024, due to higher licensing revenues and Wirecutter affiliate referral revenues, partially offset by lower books, television and film revenues.
NYTG adjusted operating costs increased 5.5% in the second quarter of 2025 to $504.4 million from $478.1 million in the second quarter of 2024 and increased 5.6% in the first six months of 2025 to $1,003.5 million from $950.7 million in the first six months of 2024. The increase in costs in the second quarter of 2025 was primarily due to higher sales and marketing, general and administrative, journalism and subscriber servicing costs. The increase in costs in the first six months of 2025 was primarily due to higher sales and marketing, journalism, subscriber servicing and general and administrative costs.
NYTG adjusted operating profit increased 19.5% in the second quarter of 2025 to $128.0 million from $107.1 million in the second quarter of 2024 and increased 13.5% in the first six months of 2024 to $217.8 million from $191.8 million in the first six months of 2024. The increase in the second quarter was primarily as a result of higher digital subscription revenues; digital advertising revenues; and affiliate, licensing and other revenues, partially offset by higher adjusted operating costs and lower print subscription revenues. The increase in the first six months was primarily a result of higher digital subscription revenues; digital advertising revenues; and affiliate, licensing and other revenues, partially offset by higher adjusted operating costs and lower print subscription revenues.
The Athletic
The Athletic revenues increased 33.4% in the second quarter of 2025 to $54.0 million from $40.5 million in the second quarter of 2024 and increased 30.8% in the first six months of 2025 to $101.6 million from $77.7 million in the first six months of 2024. Subscription revenues increased 18.1% in the second quarter of 2025 to $34.6 million from $29.3 million in the second quarter of 2024 and increased 18.3% in the first six months of 2025 to $67.3 million from $56.9 million in the first six months of 2024, primarily due to growth in the number of subscribers with access to The Athletic (including through bundle subscriptions). Advertising revenues increased 98.8% in the second quarter of 2025 to $14.1 million from $7.1 million in the second quarter of 2024 and increased 91.5% in the first six months of 2025 to $24.5 million from $12.8 million in the first six months of 2024, primarily due to higher revenues from display advertising. Affiliate, licensing and other revenues increased 30.1% in the second quarter of 2025 to $5.4 million from $4.1 million in the second quarter of 2024 and increased 22.7% in the first six months of 2025 to $9.8 million from $8.0 million in the first six months of 2024, primarily due to an increase in licensing revenue.
The Athletic adjusted operating costs increased 12.5% in the second quarter of 2025 to $48.3 million from $42.9 million in the second quarter of 2024 and increased 4.7% in the first six months of 2025 to $92.9 million from $88.8 million in the first six months of 2024. The increase in costs in the second quarter and first six months of 2025 was primarily due to higher journalism and product development costs.
The Athletic adjusted operating profit increased $8.2 million in the second quarter of 2025 to $5.8 million from a loss of $2.4 million in the second quarter of 2024 and adjusted operating profit increased $19.8 million in the first six months of 2025 to $8.7 million from a loss of $11.1 million in the first six months of 2024. The increase in the second quarter and first six months of 2025 is primarily due to higher advertising revenues; subscription revenues; and affiliate, licensing and other revenues, partially offset by higher adjusted operating costs.

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
The special items in 2025 consisted of:
•$3.5 million of Generative AI Litigation Costs ($2.6 million or $0.02 per share after tax) in the second quarter and $7.9 million ($5.8 million or $0.04 per share after tax) for the first six months.
•a $4.5 million charge ($3.3 million or $0.02 per share after tax) related to a multiemployer pension plan liability adjustment.
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

	For the Quarters Ended			For the Six Months Ended
	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Diluted earnings per share	$0.50	$0.40	25.0%	$0.80	$0.64	25.0%
Add:
Amortization of acquired intangible assets	0.04	0.04	—	0.08	0.08	—
Severance	0.01	0.01	—	0.02	0.04	(50.0)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.02	—
Other components of net periodic benefit costs	0.03	0.01	*	0.06	0.01	*
Special items:
Generative AI Litigation Costs	0.02	0.01	*	0.05	0.02	*
Multiemployer pension plan liability adjustment	—	—	—	0.03	—	*
Income tax expense of adjustments	(0.03)	(0.02)	50.0%	(0.07)	(0.04)	75.0%
Adjusted diluted earnings per share(1)	$0.58	$0.45	28.9%	$0.99	$0.76	30.3%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Operating profit	$106,551	$79,410	34.2%	$165,185	$127,729	29.3%
Add:
Depreciation and amortization	21,396	20,537	4.2%	42,774	41,243	3.7%
Severance	1,000	1,473	(32.1)%	3,607	5,901	(38.9)%
Multiemployer pension plan withdrawal costs	1,338	1,297	3.2%	2,567	2,909	(11.8)%
Generative AI Litigation Costs	3,490	1,983	76.0%	7,887	2,972	*
Multiemployer pension plan liability adjustment	—	—	—	4,453	—	*
Adjusted operating profit	$133,775	$104,700	27.8%	$226,473	$180,754	25.3%
Divided by:
Revenue	$685,873	$625,097	9.7%	$1,321,783	$1,219,112	8.4%
Operating profit margin	15.5%	12.7%	280 bps	12.5%	10.5%	200 bps
Adjusted operating profit margin	19.5%	16.7%	280 bps	17.1%	14.8%	230 bps
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)

	For the Quarters Ended
	June 30, 2025				June 30, 2024
(In thousands)	NYTG	The Athletic	I/E(1)	Total	NYTG	The Athletic	I/E(1)	Total	% Change
Total operating costs	$525,035	$54,849	$(562)	$579,322	$496,747	$49,503	$(563)	$545,687	6.2%
Less:
Depreciation and amortization	14,797	6,599	—	21,396	13,940	6,597	—	20,537	4.2%
Severance	1,000	—	—	1,000	1,473	—	—	1,473	(32.1)%
Multiemployer pension plan withdrawal costs	1,338	—	—	1,338	1,297	—	—	1,297	3.2%
Generative AI Litigation Costs	3,490	—	—	3,490	1,983	—	—	1,983	76.0%
Adjusted operating costs	$504,410	$48,250	$(562)	$552,098	$478,054	$42,906	$(563)	$520,397	6.1%

	For the Six Months Ended
	June 30, 2025				June 30, 2024
(In thousands)	NYTG	The Athletic	I/E(1)	Total	NYTG	The Athletic	I/E(1)	Total	% Change
Total operating costs	$1,051,593	$106,130	$(1,125)	$1,156,598	$990,022	$102,486	$(1,125)	$1,091,383	6.0%
Less:
Depreciation and amortization	29,578	13,196	—	42,774	27,966	13,277	—	41,243	3.7%
Severance	3,607	—	—	3,607	5,472	429	—	5,901	(38.9)%
Multiemployer pension plan withdrawal costs	2,567	—	—	2,567	2,909	—	—	2,909	(11.8)%
Generative AI Litigation Costs	7,887	—	—	7,887	2,972	—	—	2,972	*
Multiemployer pension plan liability adjustment	4,453	—	—	4,453	—	—	—	—	*
Adjusted operating costs	$1,003,501	$92,934	$(1,125)	$1,095,310	$950,703	$88,780	$(1,125)	$1,038,358	5.5%
(1)Intersegment eliminations (“I/E”) related to content licensing.
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months. As of June 30, 2025, we had cash, cash equivalents and short- and long-term marketable securities of $951.5 million.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2025, the Board of Directors approved an increase in the quarterly dividend to $0.18 per share, which was paid in April 2025. On June 26, 2025, the Board of Directors declared a quarterly dividend of $0.18 per share on the Class A and Class B Common Stock, which was paid in July 2025. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A share repurchase programs in February 2022 ($150.0 million), February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of June 30, 2025, repurchases under these authorizations totaled approximately $317.1 million (excluding commissions and excise taxes), leaving approximately $432.9 million under the 2023 and 2025 authorizations. During the six months ended June 30, 2025, repurchases under these authorizations totaled approximately $82.5 million, and we repurchased an additional $10.7 million (excluding commissions and excise taxes) between July 1, 2025 and August 1, 2025, leaving approximately $422.2 million remaining under the authorizations.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	% Change
Operating activities	$212,726	$133,310	59.6%
Investing activities	$(52,082)	$(96,170)	(45.8)%
Financing activities	$(161,751)	$(102,342)	58.0%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions; advertising sales; and affiliate, licensing, and other revenues. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first six months of 2025 compared with the same prior-year period primarily due to higher net income, net proceeds in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y. and lower tax payments.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2025 was primarily related to $40.1 million in net purchases of marketable securities and capital expenditures of $19.6 million.
Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first six months of 2025 was primarily related to share repurchases of $82.6 million, dividend payments of $51.7 million and share-based compensation tax withholding payments of $27.5 million.

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
Net cash provided by operating activities(1)	$212,726	$133,310
Less: Capital expenditures	(19,573)	(14,054)
Free cash flow	$193,153	$119,256
(1)Net cash provided by operating activities in the first six months of 2025 included net proceeds of approximately $33 million in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., which was finalized in February 2025.
Free cash flow in the first six months of 2025 was $193.2 million compared with $119.3 million in 2024. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $14.7 million of restricted cash as of June 30, 2025, and $13.9 million as of December 31, 2024, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $18 million and $16 million in the first six months of 2025 and 2024, respectively. The cash payments related to capital expenditures totaled approximately $20 million and $14 million in the first six months of 2025 and 2024, respectively.
Revolving Credit Facility
On June 13, 2025, the Company entered into an amendment and restatement of its previous credit facility that, among other changes, increased the committed amount to $400.0 million and extended the maturity date to June 13, 2030 (as amended and restated, the “Credit Facility”). Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Credit Facility. Borrowings under the Credit Facility bear interest at specified rates based on our utilization and consolidated leverage ratio. The Credit Facility contains various customary affirmative and negative covenants. In addition, the Company is obligated to pay a quarterly unused commitment fee at an annual rate of 0.20%.
As of June 30, 2025, and December 31, 2024, there were no borrowings and approximately $0.6 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 30, 2025, our critical accounting policies have not changed from December 31, 2024.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2024, details our disclosures about market risk. As of June 30, 2025, there were no material changes in our market risks from December 31, 2024.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of June 30, 2025, is believed to be reasonably possible.
In December 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. In early 2024, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as time-barred. In March 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, but permitted our other disputed claims to go forward. In April 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The Board of Directors approved Class A stock repurchase programs in February 2022 ($150.0 million), February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. As of June 30, 2025, repurchases under these authorizations totaled approximately $317.1 million (excluding commissions and excise taxes), leaving approximately $432.9 million remaining under the 2023 and 2025 authorizations.

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
April 1, 2025 – April 30, 2025	258,952	$48.85	258,952	$443,886,000
May 1, 2025 – May 31, 2025	60,273	$52.26	60,273	$440,737,000
June 1, 2025 – June 30, 2025	140,911	$55.32	140,911	$432,941,000
Total for the second quarter of 2025	460,136	$51.30	460,136	$432,941,000
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.

10.1
Credit Agreement, dated as of June 13, 2025, among The New York Times Company, as borrower, the financial institutions party thereto as Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, National Association, U.S. Bank, National Association, and Wells Fargo Bank, National Association, as Co-Syndication Agents, BofA Securities, Inc., JPMorgan Chase Bank, National Association, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 18, 2025)*

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 6, 2025	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)