Form 10-Q
period 2025-09-30
NEW YORK TIMES CO
filed 2025-11-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

Number of shares of each class of the registrant’s common stock outstanding as of October 31, 2025 (exclusive of treasury shares):

Class A Common Stock	161,568,285	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2025 and September 30, 2024	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 30, 2025 and September 30, 2024	4
		Condensed Consolidated Statements of Changes In Stockholders’ Equity (unaudited) for the quarters and nine months ended September 30, 2025 and September 30, 2024	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters and nine months ended September 30, 2025 and September 30, 2024	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item	3	Quantitative and Qualitative Disclosures About Market Risk	35
Item	4	Controls and Procedures	36

PART II		Other Information	37
Item	1	Legal Proceedings	37
Item	1A	Risk Factors	37
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item	5	Other Information	37
Item	6	Exhibits	38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$249,339	$199,448
Short-term marketable securities	368,013	366,474
Accounts receivable (net of allowances of $11,180 as of September 30, 2025, and $12,118 as of December 31, 2024)	204,090	249,530
Prepaid expenses	53,101	49,869
Other current assets	63,755	71,001
Total current assets	938,298	936,322
Other assets
Long-term marketable securities	479,429	345,946
Property, plant and equipment (less accumulated depreciation and amortization of $940,670 as of September 30, 2025, and $905,512 as of December 31, 2024)	471,000	488,816
Goodwill	409,192	412,173
Intangible assets, net	236,357	258,006
Deferred income taxes	72,871	111,397
Miscellaneous assets	279,979	288,819
Total assets	$2,887,126	$2,841,479
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$130,908	$123,606
Accrued payroll and other related liabilities	162,255	177,859
Unexpired subscriptions revenue	197,940	187,082
Accrued expenses and other	124,386	124,982
Total current liabilities	615,489	613,529
Other liabilities
Pension and postretirement benefits obligation	208,691	214,641
Other	82,694	86,100
Total other liabilities	291,385	300,741
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of September 30, 2025 – 178,813,118; as of December 31, 2024 – 177,883,703 (including treasury shares: as of September 30, 2025 – 17,019,167; as of December 31, 2024 – 14,896,012)	17,885	17,791
Class B – convertible – authorized and issued shares: as of September 30, 2025 – 780,724; as of December 31, 2024 – 780,724	78	78
Additional paid-in capital	385,890	356,450
Retained earnings	2,450,139	2,325,142
Common stock held in treasury, at cost	(516,952)	(406,446)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(4,754)	(2,762)
Funded status of benefit plans	(354,129)	(363,874)
Net unrealized gain on available-for-sale securities	2,095	830
Total accumulated other comprehensive loss, net of income taxes	(356,788)	(365,806)
Total stockholders’ equity	1,980,252	1,927,209
Total liabilities and stockholders’ equity	$2,887,126	$2,841,479
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Subscription	$494,630	$453,327	$1,440,307	$1,321,654
Advertising	132,291	118,370	374,341	341,244
Affiliate, licensing and other	73,900	68,481	207,956	196,392
Total revenues	700,821	640,178	2,022,604	1,859,290
Operating costs
Cost of revenue (excluding depreciation and amortization)	349,075	331,839	1,022,491	971,480
Sales and marketing	79,577	69,131	214,701	195,568
Product development	66,989	61,030	197,468	186,435
General and administrative	76,640	76,209	239,105	231,894
Depreciation and amortization	21,341	20,622	64,115	61,865
Generative AI Litigation Costs	2,411	4,620	10,298	7,592
Multiemployer pension plan liability adjustment	—	—	4,453	—
Total operating costs	596,033	563,451	1,752,631	1,654,834
Operating profit	104,788	76,727	269,973	204,456
Other components of net periodic benefit costs	(4,640)	(1,050)	(13,917)	(3,124)
Interest income and other, net	7,851	9,366	27,575	26,449
Income before income taxes	107,999	85,043	283,631	227,781
Income tax expense	26,352	20,900	69,488	57,681
Net income	$81,647	$64,143	$214,143	$170,100
Average number of common shares outstanding:
Basic	163,022	164,419	163,392	164,535
Diluted	164,398	165,847	164,726	165,834
Basic earnings per share attributable to common stockholders	$0.50	$0.39	$1.31	$1.03
Diluted earnings per share attributable to common stockholders	$0.50	$0.39	$1.30	$1.03
Dividends declared per share	$0.18	$0.13	$0.54	$0.39
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$81,647	$64,143	$214,143	$170,100
Other comprehensive income, before tax:
(Loss)/gain on foreign currency translation adjustments	(339)	2,675	(2,701)	241
Pension and postretirement benefits obligation	4,406	3,287	13,217	9,890
Net unrealized gain on available-for-sale securities	535	5,556	1,715	4,889
Other comprehensive income, before tax	4,602	11,518	12,231	15,020
Income tax expense	1,209	3,017	3,213	3,969
Other comprehensive income, net of tax	3,393	8,501	9,018	11,051
Comprehensive income attributable to common stockholders	$85,040	$72,644	$223,161	$181,151
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 30, 2025 and September 30, 2024
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity
Balance, June 30, 2024	$17,848	$320,111	$2,180,425	$(363,086)	$(350,312)	$1,804,986
Net income	—	—	64,143	—	—	64,143
Dividends	—	—	(21,591)	—	—	(21,591)
Other comprehensive income	—	—	—	—	8,501	8,501
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 64,699 Class A shares	6	(2,500)	—	—	—	(2,494)
Share repurchases – 341,456 Class A shares	—	—	—	(18,483)	—	(18,483)
Stock-based compensation	—	16,990	—	—	—	16,990
Balance, September 30, 2024	$17,854	$334,601	$2,222,977	$(381,569)	$(341,811)	$1,852,052

Balance, June 30, 2025	$17,959	$369,208	$2,398,105	$(489,383)	$(360,181)	$1,935,708
Net income	—	—	81,647	—	—	81,647
Dividends	—	—	(29,613)	—	—	(29,613)
Other comprehensive income	—	—	—	—	3,393	3,393
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 40,819 Class A shares	4	(1,825)	—	—	—	(1,821)
Share repurchases – 482,833 Class A shares	—	—	—	(27,569)	—	(27,569)
Stock-based compensation	—	18,507	—	—	—	18,507
Balance, September 30, 2025	$17,963	$385,890	$2,450,139	$(516,952)	$(356,788)	$1,980,252
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2025 and September 30, 2024
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity
Balance, December 31, 2023	$17,775	$301,287	$2,117,839	$(320,820)	$(352,862)	$1,763,219
Net income	—	—	170,100	—	—	170,100
Dividends	—	—	(64,962)	—	—	(64,962)
Other comprehensive income	—	—	—	—	11,051	11,051
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 597,221 Class A shares	60	(18,448)	—	—	—	(18,388)
Performance-based awards – 85,703 Class A shares	8	(2,696)	—	—	—	(2,688)
Employee stock purchase plan – 112,800 Class A shares	11	4,578	—	—	—	4,589
Share repurchases – 1,253,007 Class A shares	—	—	—	(60,749)	—	(60,749)
Stock-based compensation	—	49,880	—	—	—	49,880
Balance, September 30, 2024	$17,854	$334,601	$2,222,977	$(381,569)	$(341,811)	$1,852,052

Balance, December 31, 2024	$17,869	$356,450	$2,325,142	$(406,446)	$(365,806)	$1,927,209
Net income	—	—	214,143	—	—	214,143
Dividends	—	—	(89,146)	—	—	(89,146)
Other comprehensive income	—	—	—	—	9,018	9,018
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 666,600 Class A shares	67	(23,641)	—	—	—	(23,574)
Performance-based awards – 145,624 Class A shares	15	(5,781)	—	—	—	(5,766)
Employee stock purchase plan – 117,191 Class A shares	12	5,199	—	—	—	5,211
Share repurchases – 2,123,155 Class A shares	—	—	—	(110,506)	—	(110,506)
Stock-based compensation	—	53,663	—	—	—	53,663
Balance, September 30, 2025	$17,963	$385,890	$2,450,139	$(516,952)	$(356,788)	$1,980,252
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income	$214,143	$170,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,115	61,865
Amortization of right-of-use asset	7,189	6,773
Stock-based compensation expense	53,663	49,880
Multiemployer pension plan liability adjustment	4,453	—
Change in long-term retirement benefit obligations	(8,157)	(18,110)
Contingent consideration fair value adjustment	(1,177)	294
Other – net	3,461	(4,493)
Changes in operating assets and liabilities:
Accounts receivable – net	45,441	53,541
Other assets	36,656	7,035
Accounts payable, accrued payroll and other liabilities	(14,045)	(77,094)
Unexpired subscriptions	10,858	4,443
Other noncurrent assets and liabilities	3,734	4,582
Net cash provided by operating activities	420,334	258,816
Cash flows from investing activities
Purchases of marketable securities	(473,388)	(337,107)
Maturities of marketable securities	338,697	159,464
Capital expenditures	(27,451)	(21,115)
Other – net	13,025	1,299
Net cash used in investing activities	(149,117)	(197,459)
Cash flows from financing activities
Dividends paid	(81,073)	(61,500)
Payment of contingent consideration	(431)	(1,724)
Capital shares:
Repurchases	(109,880)	(60,341)
Share-based compensation tax withholding	(29,341)	(21,076)
Net cash used in financing activities	(220,725)	(144,641)
Net decrease in cash, cash equivalents and restricted cash	50,492	(83,284)
Effect of exchange rate changes on cash	(140)	(1,025)
Cash, cash equivalents and restricted cash at the beginning of the period	213,857	303,172
Cash, cash equivalents and restricted cash at the end of the period	$264,209	$218,863
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2025, and December 31, 2024, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended September 30, 2025, and September 30, 2024. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The first nine months of 2025 contains one fewer day compared with the first nine months of 2024 as a result of 2024 being a leap year.
In the third quarter of 2025, the Company updated its internal reporting to reflect how the Company’s President and Chief Executive Officer, (who is the Company’s Chief Operating Decision Maker (“CODM”)) manages the business, and as a result, the Company has determined it has one reportable segment and one reporting unit. All required segment information can be found in the Condensed Consolidated Financial Statements. Prior periods presented have been recast to conform to the current presentation. See Note 5 and Note 13 for additional information.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2025, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024, have not changed.
Recently Issued Accounting Pronouncements

Accounting Standard Updates	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal years, beginning after December 15, 2024. Early adoption is permitted.	Requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company plans to adopt this guidance in the fourth quarter of 2025 and does not expect a significant impact on its income tax disclosures.
2024-03 2025-01	Income Statement- Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses	Fiscal years, beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	Requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
2025-06	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for and Disclosure of Internal-Use Software	Fiscal years, beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted at the beginning of an annual period.	Removes all references to software development project stages. Under the new guidance, entities are required to capitalize software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used as intended. We are currently in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.

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
Subscription; advertising; and affiliate, licensing and other revenues were as follows:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2025	As % of total	September 30, 2024	As % of total	September 30, 2025	As % of total	September 30, 2024	As % of total
Subscription	$494,630	70.6%	$453,327	70.8%	$1,440,307	71.2%	$1,321,654	71.1%
Advertising	132,291	18.9%	118,370	18.5%	374,341	18.5%	341,244	18.4%
Affiliate, licensing and other(1)	73,900	10.5%	68,481	10.7%	207,956	10.3%	196,392	10.5%
Total	$700,821	100.0%	$640,178	100.0%	$2,022,604	100.0%	$1,859,290	100.0%
(1)Affiliate, licensing and other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.7 million and $6.6 million for the third quarters of 2025 and 2024, respectively, and $20.1 million and $19.9 million for the first nine months of 2025 and 2024, respectively.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the third quarters and first nine months ended September 30, 2025, and September 30, 2024:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2025	As % of total	September 30, 2024	As % of total	September 30, 2025	As % of total	September 30, 2024	As % of total
Digital-only subscription revenues(1)	$367,443	74.3%	$322,198	71.1%	$1,052,822	73.1%	$919,677	69.6%
Print subscription revenues(2)	127,187	25.7%	131,129	28.9%	387,485	26.9%	401,977	30.4%
Total subscription revenues	$494,630	100.0%	$453,327	100.0%	$1,440,307	100.0%	$1,321,654	100.0%
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the third quarters and first nine months ended September 30, 2025, and September 30, 2024:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2025	As % of total	September 30, 2024	As % of total	September 30, 2025	As % of total	September 30, 2024	As % of total
Digital advertising revenues	$98,111	74.2%	$81,564	68.9%	$263,398	70.4%	$224,166	65.7%
Print advertising revenues	34,180	25.8%	36,806	31.1%	110,943	29.6%	117,078	34.3%
Total advertising	$132,291	100.0%	$118,370	100.0%	$374,341	100.0%	$341,244	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $139 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $32 million, $70 million and $37 million will be recognized in the remainder of 2025, 2026 and thereafter through 2030, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront, and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheets. Total unexpired subscriptions as of December 31, 2024, were $187.1 million, of which approximately $174.9 million was recognized as revenues during the nine months ended September 30, 2025.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $2.8 million and $1.1 million of pre-tax net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of September 30, 2025, and December 31, 2024, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of September 30, 2025, and December 31, 2024:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$191,583	$531	$(17)	$192,097
U.S. Treasury securities	171,058	463	(5)	171,516
Certificates of deposit	4,400	—	—	4,400
Total short-term AFS securities	$367,041	$994	$(22)	$368,013
Long-term AFS securities
U.S. Treasury securities	$279,007	$1,261	$(41)	$280,227
Corporate debt securities	195,984	685	(46)	196,623
U.S. governmental agency securities	2,582	—	(3)	2,579
Total long-term AFS securities	$477,573	$1,946	$(90)	$479,429

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
Corporate debt securities	$153,988	$415	$(28)	$154,375
U.S. Treasury securities	203,238	511	(20)	203,729
Certificates of deposit	4,400	—	—	4,400
U.S. governmental agency securities	3,974	—	(4)	3,970
Total short-term AFS securities	$365,600	$926	$(52)	$366,474
Long-term AFS securities
U.S. Treasury securities	$154,936	$258	$(261)	$154,933
Corporate debt securities	190,772	544	(303)	191,013
Total long-term AFS securities	$345,708	$802	$(564)	$345,946

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of September 30, 2025, and December 31, 2024, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$19,510	$(17)	$998	$—	$20,508	$(17)
U.S. Treasury securities	2,017	—	7,017	(5)	9,034	(5)
Total short-term AFS securities	$21,527	$(17)	$8,015	$(5)	$29,542	$(22)
Long-term AFS securities
U.S. Treasury securities	$32,480	$(30)	$6,936	$(11)	$39,416	$(41)
Corporate debt securities	44,062	(46)	—	—	44,062	(46)
U.S. governmental agency securities	2,579	(3)	—	—	2,579	(3)
Total long-term AFS securities	$79,121	$(79)	$6,936	$(11)	$86,057	$(90)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term AFS securities
Corporate debt securities	$28,741	$(28)	$249	$—	$28,990	$(28)
U.S. Treasury securities	13,023	(18)	1,297	(2)	14,320	(20)
U.S. governmental agency securities	—	—	3,971	(4)	3,971	(4)
Total short-term AFS securities	$41,764	$(46)	$5,517	$(6)	$47,281	$(52)
Long-term AFS securities
U.S. Treasury securities	$64,325	$(261)	$—	$—	$64,325	$(261)
Corporate debt securities	68,163	(303)	—	—	68,163	(303)
Total long-term AFS securities	$132,488	$(564)	$—	$—	$132,488	$(564)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs.
As of September 30, 2025, and December 31, 2024, we did not intend to sell, and it was not likely that we would be required to sell, these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 30, 2025, and December 31, 2024, we have recognized no impairment losses or allowance for credit losses related to AFS securities.
As of September 30, 2025, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of September 30, 2025, and since December 31, 2023, were as follows:

(In thousands)	Total(1)
Balance as of December 31, 2023	$416,098
Foreign currency translation(2)	(3,925)
Balance as of December 31, 2024	412,173
Foreign currency translation(2)	(2,981)
Balance as of September 30, 2025	$409,192
(1)Prior periods presented have been recast to conform to the current presentation. See Note 1 for additional information.
(2)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of intangible assets of $236.4 million is included in Intangible assets, net, in our Condensed Consolidated Balance Sheets as of September 30, 2025. As of September 30, 2025, and December 31, 2024, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	September 30, 2025
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark(1)	$164,034	$(32,128)	$131,906	16.4
Existing subscriber base	136,500	(42,750)	93,750	8.5
Developed technology	38,401	(28,223)	10,178	1.4
Content archive	5,751	(5,228)	523	0.8
Total finite-lived intangibles	$344,686	$(108,329)	$236,357	12.6
(1)As of September 30, 2025, includes $1.2 million previously classified as an indefinite-lived intangible asset.
The Company did not identify any impairments related to intangible assets with definite lives as a result of its determination that it has one reportable segment and one reporting unit.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $7.0 million and $6.8 million for the third quarters of 2025 and 2024, respectively, and $20.6 million and $20.7 million for the first nine months of 2025 and 2024, respectively. The estimated aggregate amortization expense for the remainder of 2025 and each of the following fiscal years ending December 31 is presented below:

(In thousands)
Remainder of 2025	$6,980
2026	27,668
2027	20,525
2028	19,335
2029	19,250
Thereafter	142,599
Total amortization expense	$236,357
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable equity securities revalued, sold or impaired are recognized in Interest income and other, net, in our Condensed Consolidated Statements of Operations.
As of September 30, 2025, and December 31, 2024, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $25.3 million and $29.5 million, respectively. For the three months ended September 30, 2025, we recorded a $3.5 million impairment as a result of the decline in financial condition of a company in which we hold a minority investment.
NOTE 7. OTHER
Interest Income and Other, Net
Interest income and other, net, as shown in the accompanying Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income	$11,633	$9,626	$31,948	$27,212
Interest expense	(286)	(260)	(877)	(763)
Impairment of a non-marketable equity security	(3,496)	—	(3,496)	—
Total interest income and other, net	$7,851	$9,366	$27,575	$26,449
College Point Land Sale
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of excess land at our printing and distribution facility in College Point, N.Y. The transaction was accounted for as a sales-type lease and, as a result, we recognized a gain at the time of the lease commencement on April 11, 2022. On February 21, 2025, we finalized the sale and received net proceeds of approximately $33 million, which were recorded in Net cash provided by operating activities – Other assets in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 30, 2025, and September 30, 2024, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 30, 2025	September 30, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$249,339	$204,620
Restricted cash included within miscellaneous assets	14,870	14,243
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$264,209	$218,863
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
As of September 30, 2025, and December 31, 2024, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized $1.6 million and $0.3 million in severance costs for the third quarters of 2025 and 2024, respectively, and $5.2 million and $6.2 million for the first nine months of 2025 and 2024, respectively. These costs are recorded in General and administrative costs in our Condensed Consolidated Statements of Operations.
We had a severance liability of $5.4 million and $4.8 million included in Accrued expenses and other in our Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively.
Generative AI Litigation Costs
The Company recorded $2.4 million and $4.6 million of pre-tax litigation-related costs for the third quarters of 2025 and 2024, respectively, and $10.3 million and $7.6 million for the first nine months of 2025 and 2024, respectively, in connection with a lawsuit against Microsoft Corporation (“Microsoft”) and Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”), alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024:

(In thousands)	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
Corporate debt securities	$192,097	$—	$192,097	$—	$154,375	$—	$154,375	$—
U.S. Treasury securities	171,516	—	171,516	—	203,729	—	203,729	—
Certificates of deposit	4,400	—	4,400	—	4,400	—	4,400	—
U.S. governmental agency securities	—	—	—	—	3,970	—	3,970	—
Total short-term AFS securities	$368,013	$—	$368,013	$—	$366,474	$—	$366,474	$—
Long-term AFS securities(1)
U.S. Treasury securities	$280,227	$—	$280,227	$—	$154,933	$—	$154,933	$—
Corporate debt securities	196,623	—	196,623	—	191,013	—	191,013	—
U.S. governmental agency securities	2,579	—	2,579	—	—	—	—	—
Total long-term AFS securities	$479,429	$—	$479,429	$—	$345,946	$—	$345,946	$—
Liabilities:
Deferred compensation(2)(3)	$11,385	$11,385	$—	$—	$13,230	$13,230	$—	$—
Contingent consideration	$—	$—	$—	$—	$1,608	$—	$—	$1,608
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
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $39.8 million as of September 30, 2025, and $45.0 million as of December 31, 2024. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The following table presents changes in the contingent consideration balances for the third quarters and first nine months ended September 30, 2025, and September 30, 2024:

	Quarters Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at the beginning of the period	$856	$3,561	$1,608	$4,991
Payments	(431)	—	(431)	(1,724)
Fair value adjustments(1)	(425)	—	(1,177)	294
Contingent consideration at the end of the period	$—	$3,561	$—	$3,561
(1)Fair value adjustments are included in General and administrative costs in our Condensed Consolidated Statements of Operations.
There was no contingent consideration liability outstanding as of September 30, 2025. The contingent consideration liability as of December 31, 2024, of $1.6 million is included in Accrued expenses and other in our Condensed Consolidated Balance Sheets.
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
The components of net periodic pension cost/(income) were as follows:

	For the Quarters Ended
	September 30, 2025			September 30, 2024
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,661	$—	$1,661	$1,541	$—	$1,541
Interest cost	13,217	2,076	15,293	13,376	2,206	15,582
Expected return on plan assets	(15,282)	—	(15,282)	(18,109)	—	(18,109)
Amortization of actuarial loss	4,026	866	4,892	2,603	997	3,600
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost/(income)	$3,136	$2,942	$6,078	$(1,075)	$3,203	$2,128

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,983	$—	$4,983	$4,623	$—	$4,623
Interest cost	39,651	6,229	45,880	40,128	6,619	46,747
Expected return on plan assets	(45,846)	—	(45,846)	(54,327)	—	(54,327)
Amortization of actuarial loss	12,078	2,597	14,675	7,809	2,991	10,800
Amortization of prior service credit	(1,458)	—	(1,458)	(1,459)	—	(1,459)
Effect of settlement	—	—	—	—	(27)	(27)
Net periodic pension cost/(income)	$9,408	$8,826	$18,234	$(3,226)	$9,583	$6,357
During the first nine months of 2025 and 2024, we made pension contributions of $9.4 million and $9.7 million, respectively, to the APP. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $13 million in 2025.
As part of our strategy to reduce our pension obligations and the resulting impact on our overall financial position, we have offered lump-sum payments to certain participants in both our qualified and non-qualified pension plans. In the third quarter of 2025, the Company extended a voluntary offer to certain active employees who participate in The New York Times Companies Pension Plan to elect immediate lump-sum payments. The election period for this voluntary offer closes on November 14, 2025.
Multiemployer Plans
During the first quarter of 2025, the Company recorded a $4.5 million charge related to a multiemployer pension plan liability adjustment. This adjustment is recorded in Multiemployer pension plan liability adjustment in our Condensed Consolidated Statements of Operations.
Other Postretirement Benefits
The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service cost	$4	$4	$10	$12
Interest cost	203	272	611	816
Amortization of actuarial loss	—	174	—	522
Net periodic postretirement benefit cost	$207	$450	$621	$1,350
NOTE 10. INCOME TAXES
The Company had income tax expense of $26.4 million and $69.5 million in the third quarter and first nine months of 2025, respectively, compared to $20.9 million and $57.7 million in the third quarter and first nine months of 2024, respectively. The Company’s effective tax rates were 24.4% and 24.5% for the third quarter and first nine months of 2025, respectively, compared to 24.6% and 25.3% for the third quarter and first nine months of 2024, respectively. The increase in income tax expense in the third quarter of 2025 was primarily due to higher pre-tax income. The effective income tax rate in the third quarter of 2025 is consistent with the third quarter of 2024.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes provisions retroactive to January 1, 2025, and among other provisions, eliminates the requirement to capitalize and amortize domestic research and experimentation expenditures over five years and provides an election for taxpayers to deduct such expenditures in the year incurred. These changes will result in lower cash tax payments for fiscal year 2025.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. EARNINGS PER SHARE
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise or vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and Employee Stock Purchase Plan (“ESPP”) could impact the diluted shares. The difference between basic and diluted shares of approximately 1.4 million and 1.3 million in the third quarter and first nine months of 2025 and 2024, respectively, resulted from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock-settled long-term performance awards, restricted stock units or shares estimated to be purchased under the ESPP excluded from the computation of diluted earnings per share in the third quarter and first nine months of 2025 and 2024.
NOTE 12. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION
Share Repurchases
The Board of Directors approved Class A share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open-market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
During the nine months ended September 30, 2025, repurchases totaled approximately $109.8 million (excluding commissions and excise taxes). As of September 30, 2025, approximately $405.6 million remains available and authorized for repurchases.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of September 30, 2025:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(2,762)	$(363,874)	$830	$(365,806)
Other comprehensive (loss)/income before reclassifications, before tax	(2,701)	—	1,715	(986)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	13,217	—	13,217
Income tax (benefit)/expense	(709)	3,472	450	3,213
Net current-period other comprehensive (loss)/income, net of tax	(1,992)	9,745	1,265	9,018
Balance as of September 30, 2025	$(4,754)	$(354,129)	$2,095	$(356,788)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the reclassifications from AOCI for the nine months ended September 30, 2025:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,458)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	14,675	Other components of net periodic benefit costs
Total reclassification, before tax	13,217
Income tax expense	3,472	Income tax expense
Total reclassification, net of tax	$9,745
(1)These AOCI components are included in the computation of net periodic benefit cost/(income) for pension benefits. See Note 9 for additional information.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of revenue	$4,327	$4,344	$12,805	$12,494
Sales and marketing	763	421	2,052	1,225
Product development	6,731	6,366	19,964	19,138
General and administrative	6,686	5,859	18,842	17,023
Total stock-based compensation expense	$18,507	$16,990	$53,663	$49,880
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
In the third quarter of 2025, the Company revised its operating segments to align with how the CODM manages the business, and as a result, the Company has determined it has one reportable segment. The segment is evaluated regularly on a consolidated basis by the Company’s CODM in assessing performance and allocating resources. The Company’s CODM uses adjusted operating profit (loss) to allocate resources during the annual budgeting and forecasting process and to assess the Company’s performance. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is presented below, along with a reconciliation to income before taxes. Asset information is not a measure of performance used by the Company’s CODM. Accordingly, we have not disclosed asset information.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents segment information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Subscription	$494,630	$453,327	$1,440,307	$1,321,654
Advertising	132,291	118,370	374,341	341,244
Affiliate, licensing and other	73,900	68,481	207,956	196,392
Total revenues	$700,821	$640,178	$2,022,604	$1,859,290
Less:
Cost of revenue (excluding depreciation and amortization)	$349,075	$331,839	$1,022,491	$971,480
Sales and marketing	79,577	69,131	214,701	195,568
Product development	66,989	61,030	197,468	186,435
Adjusted general and administrative(1)	73,796	73,997	230,087	220,872
Total adjusted operating profit	$131,384	$104,181	$357,857	$284,935
Less:
Other components of net periodic benefit costs	4,640	1,050	13,917	3,124
Depreciation and amortization	21,341	20,622	64,115	61,865
Severance	1,600	329	5,207	6,230
Multiemployer pension plan withdrawal costs	1,244	1,883	3,811	4,792
Generative AI Litigation Costs	2,411	4,620	10,298	7,592
Multiemployer pension plan liability adjustment	—	—	4,453	—
Add:
Interest income and other, net	7,851	9,366	27,575	26,449
Income before income taxes	$107,999	$85,043	$283,631	$227,781
(1)Excludes severance and multiemployer pension plan withdrawal costs.
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2025, is believed to be reasonably possible.
In December 2023, we filed a lawsuit against Microsoft and OpenAI in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. In early 2024, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. In March 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part in May 2025. The court permitted our other disputed claims to go forward. In April 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.

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
There was one fewer day in the first nine months of 2025 compared with the first nine months of 2024 as a result of 2024 being a leap year.
In the third quarter of 2025, the Company updated its internal reporting to reflect how the Company’s President and Chief Executive Officer, (who is the Company’s Chief Operating Decision Maker (“CODM”)) manages the business, and as a result, the Company has determined it has one reportable segment and one reporting unit.
Financial Highlights
•The Company added approximately 460,000 net digital-only subscribers compared with the end of the second quarter of 2025, driven largely by other single products subscriber additions as well as bundle and multiproduct subscriber additions. The Company ended the third quarter of 2025 with approximately 12.33 million subscribers to its print and digital products, including approximately 11.76 million digital-only subscribers. Of the 11.76 million digital-only subscribers, approximately 6.27 million were bundle and multiproduct subscribers. Compared with the end of the third quarter of 2024, there was a net increase of 1,290,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) increased 3.6% year-over-year to $9.79 driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers.
•Operating profit increased 36.6% to $104.8 million in the third quarter of 2025 from $76.7 million in the third quarter of 2024. Adjusted operating profit (“AOP”), defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 26.1% to $131.4 million in the third quarter of 2025 from $104.2 million in the third quarter of 2024. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 15.0% in the third quarter of 2025, compared with 12.0% in the third quarter of 2024. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased to 18.7% in the third quarter of 2025, compared with 16.3% in the third quarter of 2024.
•Total revenues increased 9.5% to $700.8 million in the third quarter of 2025 from $640.2 million in the third quarter of 2024.
•Total subscription revenues increased 9.1% to $494.6 million in the third quarter of 2025 from $453.3 million in the third quarter of 2024. Digital-only subscription revenues increased 14.0% to $367.4 million in the third quarter of 2025 from $322.2 million in the third quarter of 2024.

•Total advertising revenues increased 11.8% to $132.3 million in the third quarter of 2025 from $118.4 million in the third quarter of 2024, due to an increase of 20.3% in digital advertising revenues. Print advertising revenues decreased 7.1% to $34.2 million.
•Affiliate, licensing and other revenues increased 7.9% to $73.9 million in the third quarter of 2025 from $68.5 million in the third quarter of 2024, as a result of higher licensing revenues.
•Operating costs increased 5.8% to $596.0 million in the third quarter of 2025 from $563.5 million in the third quarter of 2024. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 6.2% to $569.4 million in the third quarter of 2025 from $536.0 million in the third quarter of 2024.
•Diluted earnings per share were $0.50 and $0.39 for the third quarters of 2025 and 2024, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), were $0.59 and $0.45 for the third quarters of 2025 and 2024, respectively.
•Net cash provided by operating activities in the first nine months of 2025 was $420.3 million compared with $258.8 million in the same period of 2024, and free cash flow, defined as net cash provided by operating activities less capital expenditures (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), was $392.9 million for the first nine months of 2025 compared with $237.7 million in the same period of 2024.
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
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic weakness, instability, uncertainty and volatility, including the potential for a recession; expanded or retaliatory tariffs or taxes or other trade barriers; a competitive labor market; inflation; supply chain disruptions; high interest rates and interest rates volatility; and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results. While we do not currently anticipate a material impact to the Company’s direct costs from the imposition of tariffs by the U.S. government, such tariffs and any retaliatory actions by foreign governments could result in increased costs and could negatively affect economic conditions, which could in turn adversely impact our subscription; advertising; and/or affiliate, licensing and other revenues. We believe the macroeconomic environment has had, and may in the future have, an adverse impact on both digital and print advertising spending. Additionally, we believe that there may be marketer sensitivity to some news topics, impacting overall advertising spend.
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

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
Revenues
Subscription	$494,630	$453,327	9.1%	$1,440,307	$1,321,654	9.0%
Advertising	132,291	118,370	11.8%	374,341	341,244	9.7%
Affiliate, licensing and other	73,900	68,481	7.9%	207,956	196,392	5.9%
Total revenues	700,821	640,178	9.5%	2,022,604	1,859,290	8.8%
Operating costs
Cost of revenue (excluding depreciation and amortization)	349,075	331,839	5.2%	1,022,491	971,480	5.3%
Sales and marketing	79,577	69,131	15.1%	214,701	195,568	9.8%
Product development	66,989	61,030	9.8%	197,468	186,435	5.9%
General and administrative	76,640	76,209	0.6%	239,105	231,894	3.1%
Depreciation and amortization	21,341	20,622	3.5%	64,115	61,865	3.6%
Generative AI Litigation Costs	2,411	4,620	(47.8)%	10,298	7,592	35.6%
Multiemployer pension plan liability adjustment	—	—	—	4,453	—	*
Total operating costs	596,033	563,451	5.8%	1,752,631	1,654,834	5.9%
Operating profit	104,788	76,727	36.6%	269,973	204,456	32.0%
Other components of net periodic benefit costs	(4,640)	(1,050)	*	(13,917)	(3,124)	*
Interest income and other, net	7,851	9,366	(16.2)%	27,575	26,449	4.3%
Income before income taxes	107,999	85,043	27.0%	283,631	227,781	24.5%
Income tax expense	26,352	20,900	26.1%	69,488	57,681	20.5%
Net income	$81,647	$64,143	27.3%	$214,143	$170,100	25.9%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in the third quarters of 2025 and 2024). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile applications), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
Subscription revenues increased $41.3 million, or 9.1%, in the third quarter of 2025 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $45.2 million, or 14.0%, partially offset by a decrease in print subscription revenues of $3.9 million, or 3.0%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $55.8 million and an increase in other single-product subscription revenues of $4.7 million, partially offset by a decrease in news-only subscription revenues of $15.3 million. Bundle and multiproduct average digital-only subscribers increased 1,130,000, or 22.8%, while bundle and multiproduct ARPU increased $0.49, or 4.0%. Other single-product average digital-only subscribers increased 480,000, or 15.0%, while other single-product ARPU decreased $0.08, or 2.2%. News-only average digital-only subscribers decreased 570,000, or 26.1%, while news-only ARPU increased $1.19, or 10.4%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the weighted average of each month’s daily average subscribers). Print subscription revenue decreased primarily due to decreases in home-delivery and single-copy revenues. The decrease in home-delivery subscription revenue was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
Subscription revenues increased $118.7 million, or 9.0%, in the first nine months of 2025 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $133.2 million, or 14.5%, partially offset by a decrease in print subscription revenues of $14.5 million, or 3.6%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $170.2 million and an increase in other single-product subscription revenues of $16.6 million, partially offset by a decrease in news-only subscription revenues of $53.6 million. Bundle and multiproduct average digital-only subscribers increased 1,200,000, or 25.7%, while bundle and multiproduct ARPU increased $0.54, or 4.5%. Other single-product average digital-only subscribers increased 570,000, or 19.1%, while other single-product ARPU decreased $0.09, or 2.5%. News-only average digital-only subscribers decreased 660,000, or 27.6%, while news-only ARPU increased $1.16, or 10.3%. Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenues, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the third quarters and first nine months of 2025 and 2024:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
Digital-only subscription revenues(1)	$367,443	$322,198	14.0%	$1,052,822	$919,677	14.5%
Print subscription revenues(2)	127,187	131,129	(3.0)%	387,485	401,977	(3.6)%
Total subscription revenues	$494,630	$453,327	9.1%	$1,440,307	$1,321,654	9.0%
(1)Includes revenue from bundled subscriptions and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
A subscriber is defined as a user who has subscribed (and for whom a valid method of payment has been provided) for the right to access one or more of the Company’s products. The Company ended the third quarter of 2025 with approximately 12.33 million subscribers to its print and digital products, including approximately 11.76 million digital-only subscribers.
Compared with the end of the second quarter of 2025, there was a net increase of 460,000 digital-only subscribers. Compared with the end of the third quarter of 2024, there was a net increase of 1,290,000 digital-only subscribers.

Print domestic home-delivery subscribers totaled approximately 570,000 at the end of the third quarter of 2025, a net decrease of 10,000 subscribers compared with the end of the second quarter of 2025 and a net decrease of 40,000 subscribers compared with the end of the third quarter of 2024. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
We report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to total digital-only subscribers, as well as the average revenue per user for each of these categories.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters:

	For the Quarters Ended
(In thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Digital-only subscribers:
Bundle and multiproduct(1)(2)(3)	6,270	6,020	5,760	5,440	5,120
News-only(2)(4)	1,560	1,690	1,790	1,930	2,110
Other single-product(2)(3)(5)	3,920	3,590	3,500	3,450	3,240
Total digital-only subscribers(2)(3)(6)	11,760	11,300	11,060	10,820	10,470
Print subscribers(7)	570	580	600	610	620
Total subscribers	12,330	11,880	11,660	11,430	11,090
(1)Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2)Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the third quarter of 2025. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.
(3)As of the third quarter of 2025, includes subscribers related to family subscriptions. Each family subscription is priced higher than a comparable individual subscription and is counted as one billed subscriber and one additional subscriber to reflect the additional entitlements in these subscriptions. The additional subscribers represented approximately 2% of total digital-only subscribers as of the end of the third quarter of 2025.
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
“Average revenue per user” or “ARPU,” a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per digital subscriber over a 28-day billing cycle during the applicable quarter. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the five most recent fiscal quarters:

	For the Quarters Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Digital-only ARPU:
Bundle and multiproduct	$12.84	$12.52	$12.38	$12.53	$12.35
News-only	$12.67	$12.28	$12.12	$11.95	$11.48
Other single-product	$3.51	$3.51	$3.54	$3.58	$3.59
Total digital-only ARPU	$9.79	$9.64	$9.54	$9.65	$9.45
Beginning in the second quarter of 2025, ARPU metrics are calculated by dividing the digital subscription revenues in the quarter by the average number of digital-only subscribers (calculated as the weighted average of each month's daily average subscribers) divided by the number of days in the quarter multiplied by 28 to reflect a 28-day billing cycle. This change had a de minimis impact on ARPU.

Total digital-only ARPU was $9.79 for the third quarter of 2025, an increase of 3.6% compared with the third quarter of 2024. The year-over-year increase was driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers.
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
The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2025 and 2024:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
Digital advertising revenues	$98,111	$81,564	20.3%	$263,398	$224,166	17.5%
Print advertising revenues	34,180	36,806	(7.1)%	110,943	117,078	(5.2)%
Total advertising revenues	$132,291	$118,370	11.8%	$374,341	$341,244	9.7%
Digital advertising revenues, which represented 74.2% of total advertising revenues in the third quarter of 2025, increased $16.5 million, or 20.3%, to $98.1 million compared with $81.6 million in the same prior-year period. The increase was primarily a result of higher display revenues of $14.5 million, driven by strong marketer demand and new advertising supply. Display impressions increased 4%, while the average rate increased 20%.
Digital advertising revenues, which represented 70.4% of total advertising revenues in the first nine months of 2025, increased $39.2 million, or 17.5%, to $263.4 million compared with $224.2 million in the same prior-year period. The increase was primarily a result of higher display revenues of $43.7 million, driven by new advertising supply in areas of strong marketer demand, partially offset by lower podcast revenues of $3.0 million and lower creative services fees of $2.8 million as a result of the volume of custom advertising campaigns. Display impressions increased 18%, while the average rate increased 7%.
Print advertising revenues, which represented 25.8% of total advertising revenues in the third quarter of 2025, decreased $2.6 million, or 7.1%, to $34.2 million compared with $36.8 million the same prior-year period. The decrease was primarily due to a 9.3% decrease in revenues from column-inch ads, partially offset by a 2.4% increase in print advertising rate.
Print advertising revenues, which represented 29.6% of total advertising revenues in the first nine months of 2025, decreased $6.1 million, or 5.2%, to $110.9 million compared with $117.1 million in the same prior-year period. The decrease in the first nine months was primarily due to a 7.2% decrease in revenues from column-inch ads, partially offset by a 2.1% increase in print advertising rate. Print advertising revenues in 2025 continue to be impacted by secular trends.
Affiliate, Licensing and Other Revenues
Affiliate, licensing and other revenues include revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, our live events business and retail commerce.
Affiliate, licensing and other revenues increased $5.4 million, or 7.9%, in the third quarter of 2025 compared with the same prior-year period. The increase was primarily a result of higher licensing revenues.
Affiliate, licensing and other revenues increased $11.6 million, or 5.9% in the first nine months of 2025 compared with the same prior-year period. The increase was primarily a result of higher licensing revenues of $10.8 million, as well as growth in Wirecutter affiliate referral revenues of $4.7 million, partially offset by lower books, television and film revenues of $3.4 million.
Digital affiliate, licensing and other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $49.2 million and $43.6 million in the third quarters of 2025 and 2024, respectively, and $134.8 million and $121.6 million in the first nine months of 2025 and 2024, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
Cost of revenue (excluding depreciation and amortization)	$349,075	$331,839	5.2%	$1,022,491	$971,480	5.3%
Sales and marketing	79,577	69,131	15.1%	214,701	195,568	9.8%
Product development	66,989	61,030	9.8%	197,468	186,435	5.9%
General and administrative	76,640	76,209	0.6%	239,105	231,894	3.1%
Depreciation and amortization	21,341	20,622	3.5%	64,115	61,865	3.6%
Generative AI Litigation Costs	2,411	4,620	(47.8)%	10,298	7,592	35.6%
Multiemployer pension plan liability adjustment	—	—	—	4,453	—	*
Total operating costs	$596,033	$563,451	5.8%	$1,752,631	$1,654,834	5.9%
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
Cost of revenue in the third quarter of 2025 increased $17.2 million, or 5.2%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $12.7 million and higher subscriber servicing costs of $2.9 million. Advertising servicing, print production and distribution and digital content delivery costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms as well as higher salaries, benefits costs and incentive compensation. The increase in subscriber servicing costs was largely due to higher commissions and credit card processing fees due to an increase in subscriptions.
Cost of revenue in the first nine months of 2025 increased $51.0 million, or 5.3%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $31.3 million, higher subscriber servicing costs of $13.8 million, higher digital content delivery costs of $4.1 million and higher advertising servicing costs of $2.2 million. Print production and distribution costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms as well as higher salaries, benefits costs and incentive compensation, partially offset by lower outside services costs. The increase in subscriber servicing was largely due to higher commissions and credit card processing fees due to an increase in subscriptions, as well as higher compensation and benefits. The increase in digital content delivery costs was largely due to higher cloud related costs. The increase in advertising servicing costs was largely due to an increase in outside services costs and higher incentive compensation.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the third quarter of 2025 increased $10.4 million, or 15.1%, compared with the same prior-year period. The increase was due to higher marketing costs of $6.5 million and higher sales costs of $4.0 million. The increase in marketing costs was primarily due to higher media expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by higher incentive compensation and growth in the number of employees.
Sales and marketing costs in the first nine months of 2025 increased $19.1 million, or 9.8%, compared with the same prior-year period. The increase was due to higher marketing costs of $11.7 million and higher sales costs of $7.4 million. The increase in marketing costs was primarily due to higher media expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by higher incentive compensation, growth in the number of employees and higher benefit costs, as well as higher outside services costs.

Media expenses, a component of sales and marketing costs that primarily represents the cost to promote our subscription business, increased 18.0% to $41.3 million in the third quarter of 2025 from $35.0 million in the third quarter of 2024 and increased 13.1% to $104.4 million in the first nine months of 2025 from $92.4 million in the first nine months of 2024. The increase in the third quarter of 2025 was largely a result of higher brand marketing expenses. The increase in the first nine months of 2025 was largely a result of higher subscriber acquisition spending and higher brand marketing expenses.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product management, design and data.
Product development costs in the third quarter of 2025 increased $6.0 million, or 9.8%, compared with the same prior-year period. The increase in the third quarter of 2025 was largely due to higher compensation and benefits expenses of $2.4 million driven by higher incentive compensation, higher software and licensing costs of $1.6 million and higher outside services costs of $1.3 million.
Product development costs in the first nine months of 2025 increased $11.0 million, or 5.9%, compared with the same prior-year period. The increase in the first nine months of 2025 was largely due to higher compensation and benefits expenses of $5.0 million driven by higher benefits costs and higher incentive compensation, as well as higher outside services costs of $2.7 million and higher software and licensing costs of $2.1 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead costs, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the third quarter of 2025 increased $0.4 million, or 0.6%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $4.4 million driven by incentive compensation and higher severance expense of $1.3 million, partially offset by lower professional fees and other miscellaneous expenses of $4.6 million.
General and administrative costs in the first nine months of 2025 increased $7.2 million, or 3.1%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $6.6 million driven by incentive compensation and higher benefits costs, higher professional fees of $2.7 million, partially offset by lower severance expense of $1.0 million.
Depreciation and Amortization
Depreciation and amortization costs in the third quarter and first nine months of 2025 increased $0.7 million, or 3.5%, and $2.3 million, or 3.6%, respectively, compared with the same prior-year period.
Generative AI Litigation Costs
In the third quarter and first nine months of 2025, the Company recorded $2.4 million and $10.3 million, respectively, and $4.6 million and $7.6 million in the third quarter and first nine months of 2024, respectively, of pre-tax litigation-related costs in connection with a lawsuit against Microsoft Corporation and Open AI Inc. and various of its corporate affiliates alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from a discrete, complex and unusual proceeding and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
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
The special items in 2025 consisted of:
•$2.4 million of Generative AI Litigation Costs ($1.8 million, or $0.01 per share, after tax) in the third quarter and $10.3 million ($7.6 million, or $0.05 per share, after tax) for the first nine months.
•a $3.5 million charge ($2.6 million, or $0.02 per share, after tax) in the third quarter related to an impairment of a non-marketable equity investment. The charge is included in Interest income and other, net in our Condensed Consolidated Statements of Operations.
•a $4.5 million charge ($3.3 million, or $0.02 per share, after tax) in the first quarter related to a multiemployer pension plan liability adjustment.
The special items in 2024 consisted of:
•$4.6 million of Generative AI Litigation Costs ($3.4 million, or $0.03 per share, after tax) in the third quarter and $7.6 million ($5.6 million, or $0.05 per share, after tax) for the first nine months.
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

	For the Quarters Ended			For the Nine Months Ended
	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
Diluted earnings per share	$0.50	$0.39	28.2%	$1.30	$1.03	26.2%
Add:
Amortization of acquired intangible assets	0.04	0.04	—	0.12	0.12	—
Severance	0.01	—	*	0.03	0.04	(25.0)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.03	(33.3)%
Other components of net periodic benefit costs	0.03	0.01	*	0.08	0.02	*
Special items:
Generative AI Litigation Costs	0.01	0.03	(66.7)%	0.06	0.05	20.0%
Multiemployer pension plan liability adjustment	—	—	—	0.03	—	*
Impairment of a non-marketable equity security	0.02	—	*	0.02	—	*
Income tax expense of adjustments	(0.03)	(0.02)	50.0%	(0.10)	(0.07)	42.9%
Adjusted diluted earnings per share(1)	$0.59	$0.45	31.1%	$1.58	$1.21	30.6%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
Operating profit	$104,788	$76,727	36.6%	$269,973	$204,456	32.0%
Add:
Depreciation and amortization	21,341	20,622	3.5%	64,115	61,865	3.6%
Severance	1,600	329	*	5,207	6,230	(16.4)%
Multiemployer pension plan withdrawal costs	1,244	1,883	(33.9)%	3,811	4,792	(20.5)%
Generative AI Litigation Costs	2,411	4,620	(47.8)%	10,298	7,592	35.6%
Multiemployer pension plan liability adjustment	—	—	—	4,453	—	*
Adjusted operating profit	$131,384	$104,181	26.1%	$357,857	$284,935	25.6%
Divided by:
Revenue	$700,821	$640,178	9.5%	$2,022,604	$1,859,290	8.8%
Operating profit margin	15.0%	12.0%	300 bps	13.3%	11.0%	230 bps
Adjusted operating profit margin	18.7%	16.3%	240 bps	17.7%	15.3%	240 bps
* Represents a change equal to or in excess of 100% or not meaningful.
Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
Total operating costs	$596,033	$563,451	5.8%	$1,752,631	$1,654,834	5.9%
Less:
Depreciation and amortization	21,341	20,622	3.5%	64,115	61,865	3.6%
Severance	1,600	329	*	5,207	6,230	(16.4)%
Multiemployer pension plan withdrawal costs	1,244	1,883	(33.9)%	3,811	4,792	(20.5)%
Generative AI Litigation Costs	2,411	4,620	(47.8)%	10,298	7,592	35.6%
Multiemployer pension plan liability adjustment	—	—	—	4,453	—	*
Adjusted operating costs	$569,437	$535,997	6.2%	$1,664,747	$1,574,355	5.7%
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months. As of September 30, 2025, we had cash, cash equivalents and short- and long-term marketable securities of $1.1 billion.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2025, the Board of Directors approved an increase in the quarterly dividend to $0.18 per share, which was paid in April 2025. In June and September 2025, the Board of Directors declared quarterly dividends of $0.18 per share on the Class A and Class B Common Stock, which were paid in July and October 2025. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. During the nine months ended September 30, 2025, repurchases totaled approximately $109.8 million (excluding commissions and excise taxes), and we repurchased an additional $12.6 million (excluding commissions and excise taxes) between October 1, 2025, and October 31, 2025, leaving approximately $393.0 million remaining under the authorizations.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	% Change
Operating activities	$420,334	$258,816	62.4%
Investing activities	$(149,117)	$(197,459)	(24.5)%
Financing activities	$(220,725)	$(144,641)	52.6%
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions; advertising sales; and affiliate, licensing and other revenues. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in the first nine months of 2025 compared with the same prior-year period primarily due to higher net income, lower cash tax payments due to the impact of the One Big Beautiful Bill Act and net proceeds in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2025 was primarily related to $134.7 million in net purchases of marketable securities and capital expenditures of $27.5 million.
Financing Activities
Cash used in financing activities generally includes the payment of dividends, share-based compensation withholding tax payments and share repurchases.
Net cash used in financing activities in the first nine months of 2025 was primarily related to share repurchases of $109.9 million, dividend payments of $81.1 million and share-based compensation tax withholding payments of $29.3 million.

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024
Net cash provided by operating activities(1)	$420,334	$258,816
Less: Capital expenditures	(27,451)	(21,115)
Free cash flow	$392,883	$237,701
(1)Net cash provided by operating activities in the first nine months of 2025 included net proceeds of approximately $33 million in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., which was finalized in February 2025.
Free cash flow in the first nine months of 2025 was $392.9 million compared with $237.7 million in 2024. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $14.9 million of restricted cash as of September 30, 2025, and $14.4 million as of December 31, 2024, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $26 million and $22 million in the first nine months of 2025 and 2024, respectively. The cash payments related to capital expenditures totaled approximately $27 million and $21 million in the first nine months of 2025 and 2024, respectively.
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
As of September 30, 2025, and December 31, 2024, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 30, 2025, our critical accounting policies have not changed from December 31, 2024.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2024, details our disclosures about market risk. As of September 30, 2025, there were no material changes in our market risks from December 31, 2024.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2025, is believed to be reasonably possible.
In December 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. In early 2024, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. In March 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part in May 2025. The court permitted our other disputed claims to go forward. In April 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
July 1, 2025 – July 31, 2025	189,201	$54.41	189,201	$422,647,000
August 1, 2025 – August 31, 2025	146,676	$57.58	146,676	$414,201,000
September 1, 2025 – September 30, 2025	146,956	$58.32	146,956	$405,631,000
Total for the third quarter of 2025	482,833	$56.58	482,833	$405,631,000
The Board of Directors approved Class A stock repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 5, 2025	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)