Form 10-K
period 2025-12-31
NEW YORK TIMES CO
filed 2026-02-27
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $9.0 billion. As of such date, non-affiliates held 37,883 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 18, 2026 (exclusive of treasury shares) was as follows: 160,457,961 shares of Class A Common Stock and 780,724 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be held on April 22, 2026, are incorporated by reference into Part III of this report.

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
The Company includes our digital and print products and related businesses, including:
•our core news product, The New York Times (“The Times”), which is available on our mobile application, on our website (NYTimes.com) and as a printed newspaper, and associated content, such as our podcasts;
•our other interest-specific products, including The Athletic (our sports media product), Audio (our audio offering available as a separate subscription through our news app), Cooking (our recipes and cooking content product) and Games (our puzzle games product), which are available on mobile applications and websites, and Wirecutter (our product review and recommendation offering); and
•our related businesses, such as our licensing operations, our commercial printing operations and other products and services under The Times brand.
As of December 31, 2025, we had approximately 12.78 million total subscribers, more than at any point in our history.
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
Our current aim is to reach 15 million total subscribers by year-end 2027, up from approximately 12.78 million at the end of 2025. We believe that focusing on the following priorities will enable us to become an essential subscription for our addressable market and drive long-term, profitable growth for the Company and our stockholders.
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
In 2026, we plan to continue investing in our journalism and remain committed to providing a multimedia report of depth, breadth, authority, creativity and excellence, produced with a focus on independence and integrity.
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
Across all of our products, we have invested in bringing readers back to our content, exposing them to more of our offerings and providing an integrated product experience. Within news, for example, our live briefings keep users up to date on the latest developments across important storylines. Our suite of email newsletters reaches the inboxes of millions globally and plays a central role in engaging potential subscribers. Our mobile applications provide users with a seamless way to experience the breadth of the products we offer.
We plan to continue to invest in engaging content and product features across our products, including video, audio and other multimedia programming and features. We see these investments as increasing the value of our bundle and contributing to our essential subscription strategy.
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
Revenue from premium digital advertising is an important and growing part of our business. We believe our journalism and other products attract valuable audiences and that we provide a trusted platform for advertisers’ brands. We continue to innovate advertising offerings that integrate well with the user experience, including solutions that use proprietary first-party data to help inform our clients’ advertising strategies.
We believe we can apply disciplined cost management while continuing to invest in journalism and product development in support of long-term profitable growth. We also aim to continue to maximize the efficiency and profitability of our print products and services, which remain a significant part of our business.
Using technology and data to propel our growth
Achieving our ambition will require products and technology that match the quality of our journalism. Over the past several years, we have invested substantially in the back-end technology and underlying capabilities that enrich the digital experience for users and empower our journalists and business operators. In 2026, we plan to continue prioritizing these areas, with a focus on strengthening our data management infrastructure, enhancing the platforms that power our multiproduct digital bundle, and advancing machine-learning and artificial intelligence (“AI”) applications across our business. We have already seen and expect to see further benefits from these investments as they help us better engage, habituate, convert and retain more subscribers.
THE NEW YORK TIMES COMPANY – P. 3

PRODUCTS
The Company’s principal business consists of distributing content through our digital and print platforms. In addition, we distribute selected content on third-party platforms.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile application), The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products. Digital subscriptions can be purchased by individual consumers or as part of group education or group corporate subscriptions. Individual consumers can subscribe to our products directly or through third-party app stores operated by Apple and Alphabet.
Our access model for our digital products generally offers users who have registered free access to a limited amount of content before requiring users to subscribe for access to additional content. We also make some of our content free as a way to generate large audiences that we monetize through advertising revenue, affiliate revenue or by eventually converting them into subscribers; this includes Wordle and Connections (daily digital word games) and portions of our audio and video journalism (which is distributed both on our digital platforms and on third-party platforms), Wirecutter content and Cooking content. We have made and may in the future make the choice at times to suspend limits on registered users’ free access to particularly important news coverage.
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

SUBSCRIBERS AND AUDIENCE
Our content reaches a broad audience through both digital and print platforms. As of December 31, 2025, we had approximately 12.78 million subscribers across 234 countries and territories.
Paid digital-only subscribers totaled approximately 12.21 million as of December 31, 2025. This includes subscribers with paid digital-only subscriptions to one or more of our news product, The Athletic, or our Audio, Cooking, Games and Wirecutter products. International subscribers with a paid digital-only subscription represented approximately 26% of our total digital-only subscriptions as of December 31, 2025.
The number of paid digital-only subscribers also includes estimated group corporate and group education subscriptions. The number of paid group subscribers is derived using the value of the relevant contract and a discounted subscription rate. The actual number of users who have access to our products through group sales is substantially higher.
In addition, the number of paid digital-only subscribers also includes estimated family subscriptions. Each family subscription is priced higher than a comparable individual subscription, and the number of paid family subscribers is counted as one billed subscriber and one additional subscriber to reflect the additional entitlements in these subscriptions.
Our overall audience is orders of magnitude larger than our subscriber base, and comprises users who engage with our content on our own site and apps, as well as external platforms. This broad audience base serves as a vital engine for the growth of our subscription business, and provides an attractive offering for our advertising partners. By maintaining a reach that extends beyond paid relationships, we bolster the mission of our journalism and the long-term health of our business.
In the United States, The Times had the largest daily and Sunday print circulation of all seven-day newspapers for the six-month period ended September 30, 2025, according to data collected by the Alliance for Audited Media, an independent agency that audits circulation of most U.S. newspapers and magazines.
P. 4 – THE NEW YORK TIMES COMPANY

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
Our digital advertising offerings include solutions that use proprietary first-party data to generate predictive insights and help inform our clients’ advertising strategies. Digital advertising includes revenue from display (which includes website and mobile applications), audio, email and video advertisements that are sold either directly to marketers by our advertising sales teams or, for a smaller proportion of advertising revenue, through programmatic auctions run by third-party ad exchanges. Digital advertising revenue also includes revenues generated by creative services fees. In 2025, digital advertising represented approximately 73% of our advertising revenues.
Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts. In 2025, print advertising represented approximately 27% of our advertising revenues.
Our business is affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.

AFFILIATE, LICENSING AND OTHER REVENUES
We also derive revenue from other activities, which primarily include:
•The Company’s licensing of our intellectual property. We license content to digital aggregators in the business, professional, academic and library markets, in addition to licensing content to third-party digital platforms for access by their users and for other purposes. As part of our news and syndication services, we license articles, graphics and photographs both directly and through third-party sellers to a wide variety of clients, including newspapers, magazines, websites and other corporations. We also license content for use in television, films and books; provide rights to reprint articles; and create and sell news digests based on our content;
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

THE NEW YORK TIMES COMPANY – P. 5

COMPETITION
We operate in a highly competitive environment subject to rapid and, at times, unpredictable change and face significant competition in all aspects of our business. We compete for audience, subscribers, advertising and licensees against a wide variety of companies, including content creators, providers and distributors; news aggregators; search engines; social media platforms; streaming services; and AI companies, certain of which have attracted and any of which may further attract audiences, subscribers, advertisers and/or licensees to their platforms and away from ours. Our news and lifestyle products compete for audience, subscriptions, advertising, affiliate referrals and licensees with other providers of U.S. and global news and lifestyle information, from companies such as The Wall Street Journal, The Washington Post, CNN, BBC News, The Guardian, Financial Times, ESPN and other general interest and vertical media; and with customized news feeds, news aggregators, social media products, chatbots and other products and tools powered by generative AI, from companies such as Apple, Alphabet, ByteDance, Meta Platforms, Microsoft, OpenAI, Perplexity and X. In addition, we compete for advertising on digital advertising networks and exchanges with real-time bidding and other programmatic buying channels.
Competition for subscription revenue and audience is generally based upon content format and breadth, depth, originality, quality, relevance and timeliness; reputation and brand strength; product experience; visibility on search engines and social media platforms and in mobile app stores and the extent to which these direct traffic to our digital properties; and our subscription plans, pricing and content access models. Competition for advertising revenue is generally based upon the content and format of our products; audience levels, engagement and demographics; advertising rates; targeting capabilities; results observed by advertisers; and perceived effectiveness of advertising offerings. We believe that our original, independent and high-quality reporting, storytelling and journalistic excellence across topics and formats set us apart from others and are at the heart of what makes our journalism worth paying for, and we believe our journalism attracts valuable audiences and provides a safe and trusted platform for advertisers’ brands.

PRINT PRODUCTION AND DISTRIBUTION
The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 20 remote print sites across the United States. We also utilize excess capacity at our College Point facility for commercial printing and distribution for third parties. The Times is delivered in the New York metropolitan area through a combination of our own drivers and agreements with other newspapers and third-party delivery agents. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.
The international edition of The Times is printed under contract at 22 sites throughout the world and is sold in approximately 65 countries and territories. It is distributed through agreements with other newspapers and third-party delivery agents.
The primary raw materials we use are newsprint and coated paper, which we purchase from a number of North American and European producers. A significant portion of our newsprint is purchased from Domtar Corporation, a large global manufacturer and distributor of paper, market pulp and wood products.
In 2025 and 2024, we used the following types and quantities of paper:

(In metric tons)	2025	2024
Newsprint(1)	51,000	55,000
Coated and Supercalendered Paper(2)	7,400	7,900
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
The employees who make up our workplace are vital to the continued success of our mission and business and central to our long-term strategy. In order to attract, retain and maximize the contributions of a highly talented workforce from a diversity of backgrounds, we aim to: foster a culture that enables our mission, business and people to thrive; develop talent; provide equitable and competitive compensation and benefits (total rewards); and support employees’ health, safety and well-being.
Our Board of Directors (the “Board”) reviews and discusses with management a wide range of human capital management matters, including succession planning, talent development and workplace culture. In addition, the Compensation Committee of the Board oversees matters related to human capital management.
As of December 31, 2025, we had approximately 6,000 full-time equivalent employees, which includes more than 3,000 involved in our journalism operations. While we have employees located throughout the world, they are primarily located in the United States.
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
•Attract and grow talent. We seek to continuously improve our talent programs and practices to attract, develop and retain the best possible talent, including building candidate pools and pipelines that reflect diverse backgrounds and experiences, using inclusive and accessible job descriptions and focusing on consistent and fair processes.
•Offer opportunities for colleagues to connect. We have a wide range of communities that help colleagues create a sense of belonging with each other and within the Company; allow space for shared experiences and interests; connect with executive sponsors; and receive mentoring, career development and volunteering opportunities.
•Publish our demographics. Each year, we release data on the composition of our U.S.-based staff. Our reporting currently can be found at www.nytco.com/our-culture/. The contents of these reports are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
THE NEW YORK TIMES COMPANY – P. 7

Providing equitable and competitive total rewards
We offer comprehensive total rewards, which are designed to meet the needs of our current and future employees; support the Company’s strategic goals, mission and values; drive a high-performance culture; and offer competitive and equitable pay. In line with our business goals, our total rewards philosophy links compensation to performance. Every two years — most recently in 2025 — we perform a pay-equity study, an in-depth review of our compensation practices conducted with an outside expert to identify, assess and address any inconsistencies in pay for similarly situated employees. We offer comprehensive benefits to eligible employees and their dependents, including defined contribution/retirement (401(k)) plans with a company match, as well as an employee stock purchase program, which provides eligible employees the opportunity to purchase our Class A Common Stock at a discount.
Supporting employees’ health, safety and well-being
Our employees’ well-being is vital to our success, and their physical, mental and financial health are top priorities. We have invested in a variety of programs based on region that help support their day-to-day wellness needs and goals, including, but not limited to, health benefits, family building support, access to licensed professional counselors (including therapists trained in journalist occupational culture, stressors and resilience factors), health coaching and advocacy services, fitness resources, child and elder care, financial wellness programs, work/life support resources and more.
Collective bargaining agreements
Approximately 43% of our full-time equivalent employees were represented by unions as of December 31, 2025. Some of our unions are seeking to include additional employees in their units, including employees from The Athletic. The following is a list of our collective bargaining agreements covering various categories of the Company’s employees and their corresponding expiration dates. In addition, approximately 24 of our employees at The Athletic formed a union in Canada in 2025, and we are in the process of negotiating an initial collective bargaining agreement with those employees. As indicated below, our collective bargaining agreement with The New York Times Guild, under which approximately 23% of our full-time equivalent employees are covered, will expire on February 28, 2026. Collective bargaining agreements with the Drivers’ Union, the PaperHandlers’ Union, the Stereotypers’ Union and the Machinists’ Union under which approximately 3% of our full-time equivalent employees are covered, will expire on March 30, 2026. Negotiations for new contracts are ongoing. We cannot predict the timing or outcome of these negotiations.

Category	Expiration Date
The New York Times Guild	February 28, 2026
Drivers	March 30, 2026
Machinists	March 30, 2026
Paperhandlers	March 30, 2026
Stereotypers	March 30, 2026
Voice Actors	October 31, 2026
Wirecutter	February 28, 2027
Mailers	March 30, 2027
The New York Times Tech Guild	February 29, 2028
Pressmen	March 30, 2030
Typographers	March 30, 2030
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
THE NEW YORK TIMES COMPANY – P. 9

ITEM 1A. RISK FACTORS
This section highlights specific risks that could affect us and our business. You should carefully consider each of the following risks, as well as the other information included in this Annual Report on Form 10-K. Our business, financial condition, results of operations and/or the price of our publicly traded securities could be materially adversely affected by any or all of these risks, or by other risks or uncertainties not presently known or currently deemed immaterial, that may adversely affect us in the future.
Risks Related to Our Business and Industry
We face significant competition in all aspects of our business.
We operate in a highly competitive environment subject to rapid and, at times, unpredictable change. We compete for audience share and subscribers, as well as revenues, including subscription, advertising, licensing and affiliate referral revenues. Our competitors include content creators, providers and distributors; news aggregators; search engines; social media platforms; streaming services; and AI companies. Competition among these entities is robust, and new competitors can quickly emerge and have in recent years.
Our ability to compete effectively depends on many factors within and beyond our control. These factors include:
•our ability to continue delivering a breadth of high-quality journalism and content that is interesting and relevant to our audience;
•our ability to sustain and grow audience engagement with our products;
•our reputation and brand strength relative to those of our competitors;
•the popularity, usefulness, ease of use, format, performance, reliability and value of our products;
•our ability to develop, maintain and monetize our products;
•our products’ pricing and subscription plans and our content access models;
•the visibility of our brand and content on third-party platforms, products and tools (including search engines, social platforms, video and audio platforms and mobile app stores) and their widespread use;
•whether third-party platforms, products and tools maintain functionality that allows users to directly access and engage with our products (for example, through direct hyperlinking);
•our ability to reach new users in the United States and abroad;
•our ability to effectively protect our intellectual property, including from unauthorized use by AI developers in ways that harm our brand and promote the spread of misinformation, and to monetize it;
•our marketing and selling efforts, including our ability to differentiate our products and services from those of our competitors;
•our ability to attract, develop, engage and retain talented employees who are in high demand;
•our ability to provide advertisers with a compelling return on their investments; and
•our ability to manage and grow our business in a cost-effective manner.
Several companies with competing products control how content is discovered, displayed and monetized, including search engines, digital marketplaces, AI platforms and chatbots and mobile app stores with rankings and user experiences based on algorithms that are changed frequently, without notice or explanation. These products include some of the primary online environments in which we develop or aim to grow relationships with users. Further, some of these and other competitors are increasingly encouraging their large audiences to access our content, or derivations thereof, and/or competing content, within their products, impacting our ability to attract, engage and monetize users directly within our products. This ongoing shift in the digital landscape from link-based products (that direct users to original content on our and other publishers’ products) to contained ecosystems (where users find all of the content they seek within the third-party product), has accelerated and may further accelerate due to the increased use of generative AI products. We may fail to successfully manage and adapt to changes in how our content, apps, products and services are discovered, prioritized, displayed and monetized.
In addition, some of our current and potential competitors provide free and/or lower-priced alternatives to our products, use our intellectual property without permission or compensation to offer competitive products, have
P. 10 – THE NEW YORK TIMES COMPANY

greater resources than we do, and may develop new or enhanced products and services or leverage new technologies more quickly or successfully than we are able to, any of which may allow them to compete more effectively than us.
Further, we rely on third-party platforms for a significant portion of our affiliate referral and licensing revenue while competing with such platforms for product discovery and product recommendation.
Our ability to grow the size and profitability of our audience and subscriber base depends on many factors within and beyond our control, and a failure to do so could adversely affect our results of operations and business.
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
Our ability to attract and grow our digital subscriber base depends on the size of our audience and its engagement directly with our journalism and products. The size and engagement of our audience depends on many factors within and beyond our control, including the size and speed of development of the markets for our products; varied and changing consumer expectations and behaviors (including consumers’ interest in or avoidance of news content and methods of consuming news); the format and breadth of our offerings; significant news, sports and other events; public awareness of our brands; public sentiment about independent journalism and our brands and products; and the free access we provide to our content, among other factors.
The size and engagement of our audience also depends on our ability to successfully manage changes implemented by search engines; social, video, AI and other media platforms; and operating systems and changes in the digital information ecosystem, including related to generative AI, that affect the visibility and display of, and traffic to, our content. The visibility and display of and traffic to our content depend in part on referrals from third-party platforms that direct consumers to our content. The ongoing shift in the digital landscape to contained ecosystems has adversely impacted, and we expect will continue to adversely impact, our online traffic and audience. Additionally, any failure by us to successfully manage and adapt to changes in third-party algorithms could significantly decrease the visibility of our products within those sources and audience engagement directly with us.
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
We must also manage the rate at which subscriptions to our products are canceled — what we refer to as our “churn.” Subscriptions are canceled for a variety of reasons, including the factors described above that impact the size and engagement of our audience and consumers’ willingness to subscribe to our products as well as: subscribers’ perception that they do not engage with our content sufficiently; the end of a subscriber’s promotional pricing (which is an important aspect of our strategy) or other adjustments in our subscription pricing; changes in payment industry standards or in state, federal and international regulations related to renewal and cancellation notice requirements; the introduction of new subscription management tools; and the expiration or replacement of subscribers’ credit cards. New subscriber cohorts may not retain at the same rate as prior cohorts of subscribers, particularly as we endeavor to encourage users who may spend less time with our products to subscribe.
The future growth of our business and profitability also depends on our ability to successfully monetize our subscriber relationships. We are investing in efforts to encourage subscribers to use and pay for multiple products, primarily through our multiproduct digital bundle, and we have also introduced a higher-priced family subscription tier, but there can be no assurance that such efforts will continue to be successful in attracting and retaining subscribers. We have also invested in efforts to align our pricing models with users’ willingness to pay and the growing value of our products. We may continue to implement changes in our pricing, subscription plans or pricing models that may be affected by changes in consumer willingness to pay and/or changes in the regulatory
THE NEW YORK TIMES COMPANY – P. 11

environment, which could have an adverse impact on our ability to grow subscribers, subscription revenues and profitability.
The number of print subscribers continues to decline as the media industry has transitioned from being primarily print-focused to digital, and we do not expect this trend to reverse. We are limited in our ability to offset the resulting print revenue declines with revenue from home-delivery price increases, particularly as our print products continue to be more expensive relative to other media alternatives, including our digital products. If we are unable to offset and ultimately replace continued print subscription revenue declines with other sources of revenue, such as digital subscriptions, or if print subscription revenue declines at a faster rate than we anticipate, our operating results will be adversely affected.
Our ability to attract, retain and monetize a significant portion of our users and our ability to maintain and grow our licensing revenues are dependent on third parties over which we do not have control. Actions or changes by these third parties could adversely affect our business, financial condition and results of operations.
Our ability to attract, retain and monetize a portion of our users is dependent upon platforms owned by third parties. For example, some of our subscribers choose to subscribe to our products through apps on operating systems run by Apple and Alphabet. If these third parties do not continue to provide their services as we expect or adversely change their user experiences, fees, commissions or terms for doing so, and if we are unable to adapt effectively to these changes, it could result in a loss of users or revenue; the ineffective monetization of products and/or other missed opportunities; increase our costs; damage our reputation; and adversely affect our financial results. In addition, we are reliant on accurate and timely reporting from these third-party platforms to accurately report certain financial results.
We also have agreements with certain large platforms pursuant to which we license our content, and agreements with third parties for our affiliate referral revenue, but there is no guarantee that these agreements will be renewed on terms favorable to us or at all.
Our user and other metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and our business.
We track certain metrics, such as subscribers and average revenue per subscriber (which we refer to as “average revenue per user” or “ARPU”). These metrics are calculated using internal Company data as well as information we receive from third parties and are subject to inherent challenges in measurement. For example, there may be individuals who have multiple Times subscriptions, which we treat as multiple subscribers, as well as individual subscriptions that are used by more than one person. The complex systems, processes and methodologies used to measure these metrics require significant effort, judgment and design inputs, and are susceptible to technical and coding errors and other vulnerabilities, including those in hardware devices, operating systems and other third-party products or services on which we rely. We also depend on accurate reporting by third parties through which some of our subscribers purchase their subscriptions, and our control over the information available to us from these third parties is limited. Accordingly, our metrics may not reflect the actual number of people using our products.
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
We derive substantial revenues from the sale of advertising in our products. Our advertising revenues are sensitive to the fluctuation of advertiser budgets in response to changing economic conditions. Our ability to compete successfully for advertising budgets will depend on, among other things, our ability to engage and grow audiences, collect and leverage data, and deliver valuable and effective advertising offerings. In determining whether to buy advertising with us, advertisers may consider factors such as the demand for our products; size, demographics and engagement of our audience; potential adjacency to news or specific news topics; public sentiment about our brands; our advertising rates; the format of advertising we offer; our targeting capabilities; the results observed by
P. 12 – THE NEW YORK TIMES COMPANY

advertisers; the ease of buying advertising with us; and the perceived effectiveness of our advertising offerings compared to alternative advertising options.
Companies with large digital platforms, which have greater audience reach, audience data and targeting capabilities than we do, command a large share of the digital advertising market, and we anticipate that this will continue. In addition, there is increasing demand for digital advertising in formats that are dominated by these platforms, particularly vertical short-form video and streaming. While we are investing in these formats, our current and future offerings may not be able to compete effectively. The remaining market is subject to significant competition among publishers and other content providers, and audience fragmentation. These dynamics have affected, and will likely continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates and resulting revenues.
Digital advertising networks and exchanges with real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale also play a significant role in the marketplace and represent another source of competition. They have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers.
The evolving standards for delivery of digital advertising includes a shift toward products and surfaces that are monetized at different, and potentially lower, rates. In addition, our digital advertising offerings include products that use proprietary first-party data to target and generate predictive insights and help inform our clients’ advertising strategies. Certain technology, regulations, policies, practices and consumer expectations have developed and been implemented that adversely affect our ability to deliver, target or measure the effectiveness of advertising (including reduced browser support for third-party cookies, rapidly evolving privacy regulations and platform requirements providing for additional consumer rights) and may be exacerbated by a decrease in referral traffic from generative AI products. These developments may adversely affect our advertising revenues if we are unable to effectively evolve our products and develop effective solutions to mitigate their impact.
Our digital advertising operations also rely on technologies (particularly ad servers) that, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could have an adverse impact on our advertising revenues, operating costs and/or operating results. The relative proportions of digital traffic we receive from different platforms, such as apps, desktop web and mobile web, have changed over time and may continue to change, in part as a result of changes to the algorithms of digital platforms over which we have no control. If we do not adapt to changes in traffic and yield among these platforms, this could adversely affect our advertising revenues.
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
We have invested and expect to continue to invest significant resources to enhance and expand our existing products and services and to acquire and develop new products and services. These efforts present numerous risks and challenges, including the need for us to appeal to new audiences, apply our expertise in new areas, develop additional expertise in certain areas, overcome technological and operational challenges and effectively allocate capital resources; new and/or increased costs; risks associated with strategic relationships such as content licensing; new competitors (some of which may have more resources and experience in certain areas); and additional legal and regulatory risks from expansion into new areas. As a result of these and other risks and challenges, growth into new areas may divert internal resources and the attention of our management and other personnel, including journalists and product and technology specialists.
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
THE NEW YORK TIMES COMPANY – P. 13

sufficient revenue to justify our investments, which could result in write-offs of impaired assets and/or adversely affect our business, reputation, results of operations and financial condition.
Our brand and reputation are key assets. Negative perceptions or publicity could adversely affect our business, financial condition and results of operations.
We believe The New York Times brand is a powerful and trusted brand with a reputation for high-quality independent journalism and content, and that this brand is a key element of our business. Our New York Times brand, as well as our other brands, including The Athletic, Cooking, Games and Wirecutter, might be damaged by incidents that erode consumer trust (such as negative publicity), a perception that our journalism is unreliable or biased, or the decline in the perceived value of independent journalism and general trust in the media, which may be in part as a result of changing political and cultural environments in the United States and abroad, active campaigns by domestic or international political or commercial actors and changes in the information ecosystem. Our brand and reputation could also be adversely impacted by negative claims or publicity regarding the Company or its operations, products, services, employees, practices or business affiliates (including advertisers), as well as our potential inability to adequately respond to such negative claims or publicity, even if such claims are untrue. Our brand and reputation could also be damaged if we fail to provide adequate customer service, or by failures of third-party vendors on which we rely. To the extent our brand and reputation are damaged, our ability to attract and retain audience, subscribers, advertisers and/or employees could be adversely affected, which could in turn have an adverse impact on our business, revenues and operating results. We invest in defining and enhancing our brands. These investments are considerable and may not be successful.
Generative AI technology has negatively impacted, and we expect will continue to negatively impact, our ability to attract, engage, and retain audience and subscribers; maintain and grow demand among advertisers and licensees; protect and monetize our intellectual property; maintain and grow other revenue streams; and our reputation and trust in our brand; and may involve other risks.
Continued rapid development in generative AI technology has impacted and may significantly alter the market for our products and services. Certain AI products are powered by models that have been trained or grounded on our content, and/or are able to retrieve and display output that contains, is similar to, is derived from, or purports to be our content, without our permission, fair compensation, proper attribution or referrals to our digital properties. These products have adversely impacted, and we expect will continue to adversely impact, our traffic; audience size; current and potential subscriber, advertiser and licensee demand; and our brand and reputation (e.g., through misattribution of incorrect information to us), resulting in harm to existing and potential revenue streams. Additionally, these products infringe our intellectual property rights. Any or all of these risks may adversely affect our business, revenues and results of operations.
Protecting and enforcing our intellectual property rights against third parties that have used and may continue to use our content and trademarks without authorization is and will continue to be costly and time consuming. The rapid growth of AI companies and products has escalated this challenge, as they are sending unauthorized user agents to scrape and copy our intellectual property. Our efforts to identify and block such actors to protect our content from unauthorized use are not guaranteed to be effective and may result in our content being excluded from third party platforms, which could disrupt users’ ability to find our content. The application of existing laws and regulations to new technologies, including generative AI, remains unsettled, and the development of laws and regulations in this area could impact our ability to protect our intellectual property from infringing and competitive uses and enforce our rights in it. We have filed lawsuits that include claims related to the unlawful and unauthorized copying and use of our content. See “Item 3 — Legal Proceedings” for additional information. There can be no assurance that we will be successful in these lawsuits, or in preventing other companies from using our content without authorization or fair compensation. Our business, brand, financial condition and results of operations may suffer as a result.
We also use generative AI tools that may give rise to risks under intellectual property, data protection and employment laws and regulations and raise cybersecurity, confidentiality and technical risks. The use of these tools may also cause brand or reputational harm, including if any output is deficient, inaccurate, biased or otherwise problematic. Our use of generative AI tools may also disrupt our relationship with employees and/or result in labor disputes if the tools are viewed as displacing workers. Identifying, assessing and mitigating the risks associated with generative AI requires ongoing investments in governance, technology, compliance and training, and we may not be
P. 14 – THE NEW YORK TIMES COMPANY

able to prevent all unintended or harmful impacts. Accordingly, our use of, or perceptions of the way that we use, generative AI could adversely affect our business, brand, financial condition or results of operations.
Our business and financial results may be adversely impacted by economic, market and political conditions or other events or conditions causing significant disruption.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic weakness, instability and volatility, including the potential for a recession; expanded or retaliatory tariffs or taxes or other trade barriers; a competitive talent market; inflation; supply chain disruptions; high interest rates and interest rate volatility; and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results. For example, our advertising revenues have been in the past and could be further adversely affected as advertisers reduce or shift spending priorities in response to these conditions.
Furthermore, if consumers reduce discretionary spending, our ability to acquire and retain paying subscribers may be hindered. Users may shift to free or lower-priced options, adversely impacting our subscription and affiliate referral revenues.
Our costs, particularly employee-related, printing and distribution expenses, have been and may continue to be impacted by inflation and rising price levels. Inflation and market volatility may also adversely impact our investment portfolio and our pension obligations. Additionally, we own and lease commercial real estate and are subject to associated risks, including that the size of our real estate portfolio becomes unsuited to our needs, that we are unable to secure subleases for owned or leased property, counterparty risk associated with subleases and liquidity risk associated with our owned properties, all of which are sensitive to macroeconomic conditions, changes in the real estate market and workplace trends.
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
The future impact that such events or conditions will have on our business, operations and financial results is uncertain and will depend on evolving factors and developments that we are not able to reliably predict or mitigate. It is also possible that these conditions may accelerate or worsen other risks.
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
THE NEW YORK TIMES COMPANY – P. 15

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
The Times newspaper, as well as other commercial print products, are printed at our production and distribution facility in College Point, N.Y. Outside of the New York area, The Times is printed and distributed under contracts with partners across the United States and internationally.
Our production and distribution facility and our print partners rely on suppliers for newsprint. The price of newsprint has historically been volatile, and its cost and availability has been affected by various factors, including supply chain disruptions (including as a result of natural disasters and fires) and conversion to paper grades other than newsprint, and may be affected by other disruptions that may affect production or deliveries of newsprint, including transportation issues, labor shortages or unrest and higher tariffs. A significant increase in newsprint prices or a significant disruption in our or our partners’ newsprint supply chain would adversely affect our operating results.
Financial pressures, newspaper industry trends or economics, labor shortages or unrest, changing legal obligations regarding classification of workers or other circumstances may affect our print and distribution partners. These circumstances could lead to reduced operations, consolidations or closures of print sites, newsprint mills or distribution routes. Such developments may increase our printing and distribution costs, decrease revenues if printing and distribution are disrupted or negatively impact the quality of our printing and distribution. Some of our print and distribution partners have reduced their geographic scope or printing frequency, and others may take similar steps. These changes to our partners’ options affect our ability to print and distribute our newspaper and can adversely affect our operating results.
Significant disruptions in our newsprint supply chain or printing and distribution channels, or a significant increase in associated costs could adversely affect our reputation and/or operating results. As print subscriptions decline for us and the broader industry, our and our vendors’ fixed costs are spread over fewer paper copies. We have been and may continue to be unable to fully offset these increasing per-unit costs through price increases, and our operating results may be adversely affected.
Expectations relating to governance, environmental and social matters, and any related reporting obligations, may impact our business.
U.S., state and international regulators, investors and other stakeholders continue to focus on governance, environmental and social matters. Domestic and international laws and regulations relating to these matters, including human capital management, environmental sustainability and climate change, privacy and cybersecurity, are under consideration, have recently been adopted or are currently being challenged or debated.
Compliance with any applicable laws and regulations relating to environmental matters may require additional investments, increased attention from management and the implementation of new practices and reporting processes and may involve additional compliance risk. In addition, we have undertaken or announced sustainability-related actions and goals that require ongoing investments and changes to our operations. There is no assurance that our initiatives will achieve their intended outcomes or that we will achieve these goals. In addition, our ability to implement some initiatives is dependent on external factors. For example, our ability to carry out our sustainability initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale. Furthermore, factors such as changes in methodologies and processes for reporting environmental data, improvements in third-party data and the evolving standards for identifying, measuring and reporting such metrics, including disclosures that may be required by regulators, could impact our reporting of and progress toward our own goals and/or commitments.
P. 16 – THE NEW YORK TIMES COMPANY

Perceptions of our initiatives and commitments in these areas may differ widely, including in different jurisdictions, and present risks to our brand and reputation. We may be criticized for steps taken or not taken, or any failure or perceived failure, by us to comply with complex, technical and rapidly evolving laws and regulations or meet expectations, which may negatively impact our reputation. In addition, any such failure or perceived failure may result in penalties or fines. While many of the laws in these areas introduced in the last few years have been designed to promote more robust transparency and enhance resilience, laws, regulations and administrative actions have also been proposed and implemented to limit, restrict or prohibit activities on these issues. As a result, we may be subject to heightened scrutiny, litigation or regulatory proceedings, or reputational damage.
Acquisitions, divestitures, investments and other strategic transactions could adversely affect our costs, revenues, profitability and financial position.
In order to position our business to take advantage of growth opportunities, we intend to continue to engage in discussions, evaluate opportunities and enter into agreements for possible additional acquisitions, divestitures, investments and other strategic transactions. We may also consider the acquisition of, or investment in, specific properties, businesses or technologies that fall outside our traditional lines of business and diversify our portfolio, including those that may operate in new and developing industries, if we deem them sufficiently attractive.
Acquisitions may involve significant risks and uncertainties, including difficulties in integrating and managing acquired businesses (including cultural challenges associated with transitioning employees from the acquired company into our organization); failure to correctly anticipate liabilities, deficiencies, or other claims and/or other costs; diversion of management attention; use of resources that are needed in other parts of our business; possible dilution of our brand or harm to our reputation; the potential loss of key employees; risks associated with strategic relationships; risks associated with integrating operations and systems, such as financial reporting, internal control and compliance and information technology systems (including cybersecurity and data privacy controls) in an efficient and effective manner; and other unanticipated problems and liabilities.
Competition for certain types of acquisitions or other strategic transactions is significant. We may not be able to find suitable candidates, and we may not be able to complete such transactions on favorable terms, or at all. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to further our intended strategy or provide the anticipated benefits, may cause us to incur unanticipated costs or liabilities, may result in write-offs of impaired assets, and may fall short of expected return on investment targets, which could adversely affect our business, results of operations and financial condition.
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
Finally, we have made minority investments in companies, and we may make similar investments in the future. Such investments subject us to the operating and financial risks of these businesses and to the risk that we do not have sole control over the operations of these businesses. Our investments are generally illiquid, and the absence of a market may inhibit our ability to dispose of them. In addition, to the extent the book value of an investment exceeds its fair value, we are required to recognize an impairment charge related to the investment.
Litigation or governmental investigations can impact our business practices and operating results.
From time to time, we are party to litigation, including matters relating to alleged defamation, consumer class actions and labor and employment-related matters, as well as regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Public figures who are the subjects of news reporting have in certain instances become more active pursuing defamation and/or libel lawsuits against media outlets. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our results of operations or financial condition as well as our ability to conduct our business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact as a result of legal costs, diversion of the attention of management and other personnel, harm to our reputation, and other factors.
THE NEW YORK TIMES COMPANY – P. 17

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
Our ability to protect and monetize our intellectual property is subject to the protections available under intellectual property laws in the United States and other applicable jurisdictions. Governmental authorities may enact new laws, or urge interpretations of existing laws, that limit our intellectual property rights, including in relation to the unauthorized use of our content by third parties, which may negatively impact our ability to protect and generate revenue from our intellectual property.
Advancements in technology, including advancements in generative AI technology, have made widescale, systematic unauthorized copying and exploitation of unlicensed content easier, including by anonymous foreign actors. At the same time, intellectual property protection and enforcement have become more costly and challenging, in part due to the increasing volume and sophistication of attempts at unauthorized use of our intellectual property. A growing number of unauthorized third parties, including AI companies that compete with us for audience and revenue, have unlawfully misappropriated, and are likely to continue to unlawfully misappropriate, our brand, content, technology and other intellectual property, and the measures we take to protect and enforce our proprietary rights may not be sufficient to fully address or prevent all third-party infringement.
We are currently engaged in lawsuits to enforce our intellectual property rights, and we may engage in additional litigation in the future. Such litigation has been and may continue to be costly and time-consuming. See “Item 3 — Legal Proceedings” for additional information.
If we are unable to protect and enforce our intellectual property rights, we may not succeed in realizing the full value of our assets, our business and profitability may suffer, and our brand may be tarnished by misuse of our intellectual property.
We have been, and may be in the future, subject to claims of intellectual property infringement that could adversely affect our business.
We periodically receive claims from third parties alleging violations of their intellectual property rights. As we publish more content in a variety of media both on and off our platforms, the risks of receiving these claims increases. Defending against intellectual property infringement claims can be time consuming, expensive to litigate and/or settle, and a diversion of management and newsroom attention. In addition, litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
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
P. 18 – THE NEW YORK TIMES COMPANY

Risks Related to Our Data Platform, Information Systems and Other Technology
Our success depends on our ability to effectively improve and scale our technical and data infrastructure.
Our ability to attract, retain, monetize and protect our users is dependent upon the reliable performance and increasing capabilities of our products and our underlying technical and data infrastructure. As our business continues to grow in size, scope and complexity, and as legal requirements and consumer expectations continue to evolve, we must continue to invest significant resources to maintain, improve, upgrade, scale and protect our products and technical and data infrastructure, including some legacy systems. Our failure to do so effectively, or any significant disruption in our service or adverse impact on user experience, could damage our reputation, result in a potential loss of users or ineffective monetization of products or other missed opportunities, subject us to fines and civil liability and/or adversely affect our financial results.
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
We regularly face attempts to breach our security and compromise our information technology systems from a broad range of actors. These actors, whether internal or external to the Company, use a blend of technology and social engineering techniques (including denial of service attacks, ransomware, phishing or business email compromise attempts intended to induce our employees, business affiliates and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service, exfiltrate data or otherwise interfere with our business. Information security threats are constantly evolving in sophistication and volume and attackers are using generative AI and machine learning to launch more automated, targeted, sophisticated and coordinated attacks against targets, increasing the difficulty of detecting and successfully defending against them. A successful breach could occur and persist for an extended period of time before being detected. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of factors such as the high-profile nature of our business operations and the various jurisdictions in which we and our third-party providers operate; the use of generative AI tools; remote and hybrid working; employee use of personal devices, which may not have the same level of protection as Company devices and networks; and use of legacy software systems. Cybersecurity vulnerabilities can also arise from human error, fraud or malice on the part of our employees, other insiders or third parties, or from technology or product enhancements or the migration of information and data to new technology platforms, systems or applications. From time to time, we experience security incidents and other network and information systems disruptions. To date, no incidents have had a material adverse effect on our business, financial condition or results of operations. However, there is no assurance that incidents or disruptions will not have a material adverse effect in the future. There is also no guarantee that a series of related issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence.
In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of power, systems or connectivity outages; natural disasters (including increased storm severity and flooding); fires; human error, fraud or malice; public health conditions; acts of terrorism; or other similar events.
THE NEW YORK TIMES COMPANY – P. 19

We have implemented controls and taken other preventative measures designed to strengthen our systems and to improve the resilience of our business against such incidents and attacks, including measures designed to reduce the impact of a security incident at our third-party vendors. These efforts are expensive to develop, implement and maintain; require ongoing monitoring and updating as technologies change and as efforts to overcome security measures become more sophisticated; and may limit the functionality of or otherwise negatively impact our products, services and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to and recover from a security incident and/or to mitigate any security vulnerabilities that may be identified in the future could be significant. Additionally, any contractual protections with our third-party vendors, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from a security incident.
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
Failure to comply with evolving laws and regulations with respect to privacy, data protection and consumer marketing and subscriptions practices could adversely affect our business.
Our business is subject to various laws and regulations in the U.S. and abroad with respect to the processing, privacy and security of personal data, as well as our consumer marketing and subscriptions practices. These laws and regulations, and how they are interpreted by authorities, differ across jurisdictions and continue to evolve and expand.
Various state, federal and international laws and regulations govern the processing, privacy and security of the data we receive from and about individuals. Failure to protect personal data in accordance with these requirements, provide individuals with notice of our privacy policies, respond to consumer rights requests or obtain required valid consent where applicable, for example, could subject us to liability.
In addition, various laws and regulations govern the manner in which we market our subscription products, including with respect to pricing, billing, automatic renewals and cancellations. These laws, as well as any changes in these laws or how they are interpreted, could adversely affect our ability to attract and retain subscribers and the rate with which consumers cancel subscriptions.
There has been increasing focus on and regulatory scrutiny related to laws and regulations governing privacy, data protection, consumer marketing and subscriptions practices. Existing and new laws and regulations in these areas impose obligations that affect our business; place increasing demands on our technical infrastructure and resources; require us to incur increased compliance costs; and cause us to further adjust our advertising, marketing, security or other business practices. For example, we continue to work on several significant privacy engineering projects to centralize and enhance our privacy compliance capabilities. As we continue these projects, we may experience disruptions or difficulties that could adversely affect our business.
Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations and/or our policies, could expose us to penalties and/or civil or criminal liability and result in claims against us by governmental entities, classes of litigants or others, regulatory inquiries, negative publicity and a loss of confidence in us by our users and advertisers. Each of these consequences could adversely affect our business and results of operations. From time to time, we are party to litigation and
P. 20 – THE NEW YORK TIMES COMPANY

regulatory inquiry relating to these laws, and in some instances we have made and may continue to make settlement payments to resolve these.
We are subject to payment processing risk.
We accept payments through third parties using a variety of different payment methods, including credit and debit cards and direct debit, as well as alternative payment methods such as PayPal. We rely on third parties’ and our own internal systems to process payments. Acceptance and processing of these payment methods are subject to differing certifications, rules, regulations, industry standards and laws, including across geographies, concerning subscriptions, billing and automatic renewals, which continue to evolve, and require payment of interchange and other transaction fees. To the extent there are increases in payment processing fees; disruptions in our or third-party payment processing systems; errors in charges made to subscribers; material changes in the payment ecosystem such as large reissuances of payment cards by credit card issuers and the introduction of new subscription management tools; or significant changes to certifications, rules, regulations, industry standards or laws concerning payment processing, our ability to accept payments or retain subscribers could be hindered, we could experience increased costs, and we could be subject to fines and civil liability, which could harm our reputation and adversely impact our revenues, operating expenses and/or results of operations.
In addition, we have experienced, and from time to time may continue to experience, fraudulent use of payment methods. If we are unable to adequately control and manage this practice, it could result in inaccurately inflated subscriber figures used for internal planning purposes and public reporting, which could adversely affect our ability to manage our business and harm our reputation. If we are unable to maintain our fraud and chargeback rate at acceptable levels, our card approval rate may be impacted, and card networks could impose fines and additional card authentication requirements or terminate our ability to process payments, which would impact our business and results of operations as well as result in negative consumer perceptions of our brand. We must periodically assess our fraud prevention measures as fraudulent schemes become more sophisticated. These measures may add friction to our subscription processes, which could adversely affect our ability to add and retain subscribers.
The termination of our ability to accept payments on any major payment method would significantly impair our ability to operate our business, including our ability to add and retain subscribers and collect subscription and advertising revenues, and would adversely affect our business, financial condition or results of operations.
Our business depends on continued and unimpeded access to the internet and cloud-based hosting services we utilize.
We currently utilize third-party subscription-based software services as well as public cloud infrastructure services to provide solutions for many of our computing, storage and bandwidth needs. Any interruptions to these services could result in interruptions in service to our subscribers, users, advertisers and/or our critical business functions, notwithstanding business continuity or disaster recovery plans or agreements that may currently be in place with these providers. This could result in unanticipated downtime and/or harm to our operations or reputation, or otherwise adversely affect our business, financial condition or results of operations. A transition of these services to different cloud providers would be difficult, time consuming and costly to implement. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.
In addition, if we or our subscribers, users or advertisers experience disruptions in internet service or if internet service providers block, degrade or charge for access to our content, it could decrease the demand for, or the usage of, our content and products, increase our cost of doing business and adversely affect our business, financial condition or operating results.
Risks Related to Our Employees and Pension Obligations
If we are unable to attract and maintain a highly talented workforce, it could have a negative impact on our competitive position, reputation, business, financial condition or results of operations.
Our ability to attract, develop, retain and maximize the contributions of highly talented individuals of diverse backgrounds, experiences and skills, and to create the conditions for our people to do their best work, is vital to the continued success of our business and central to our long-term strategy. We compete with a wide array of companies for talent. Competitors, especially those with greater resources than we have, may offer compensation and benefits packages that are perceived to be better than ours. As a result, we may incur significant costs to attract and retain
THE NEW YORK TIMES COMPANY – P. 21

employees, and we may lose talent through attrition and/or be unable to hire new employees quickly enough to meet our needs.
Our continued ability to attract and retain highly skilled talent depends on many factors, including the compensation, benefits and career development opportunities that we provide; our reputation; and our workplace culture. Our employee-related costs have grown in recent years, including as a result of a competitive talent market and inflation. In addition, stock-based compensation is an important component of our overall compensation, and if the perceived value of our equity awards relative to those of our competitors declines, including as a result of declines in the market price of our Class A Common Stock or changes in perception about our prospects, our ability to recruit and retain talent may be adversely affected. Additionally, we are subject to complex, technical and rapidly evolving domestic and international laws and regulations related to labor, employment and benefits. We may be criticized for steps taken or not taken, or any failure or perceived failure, by us to comply with such laws and regulations or meet expectations, which may negatively impact our reputation, cause us reputational harm and adversely impact our ability to attract and retain employees. In addition, any such failure or perceived failure may result in heightened scrutiny, penalties, fines, litigation or regulatory proceedings.
If we were unable to attract and retain a highly talented workforce, it would disrupt our operations; would impact our competitive position and reputation; and could adversely affect our business, financial condition or results of operations. Effective succession planning is also important to our long-term success, and a failure to effectively ensure the transfer of knowledge and to train and integrate new employees could hinder our strategic planning and execution.
A significant number of our employees are represented by labor organizations, and our business and results of operations could be adversely affected if labor agreements were to increase our costs or further restrict our ability to maximize the efficiency of our operations.
Approximately 43% of our full-time equivalent employees were represented by unions as of December 31, 2025. Some of our unions are seeking to include additional employees in their units, including employees from The Athletic. Because we are required to negotiate the wages, benefits and other terms and conditions of employment with these unionized employees collectively, further unionization or unsuccessful negotiations to renew expiring agreements could result in higher labor costs. Labor unrest, including strikes, work slowdowns/stoppages or organizing campaigns, has resulted in, and may continue to result in negative publicity, management distraction and business interruptions. Such actions can adversely impact our reputation and talent recruitment and retention, as well as increase costs and impair our ability to produce and deliver our products. If we are unable to enter into new collective bargaining agreements or renew collective bargaining agreements on favorable terms, our costs may increase and we may be further restricted from changing our strategy, maximizing the efficiency of our operations (including our ability to make adjustments to control compensation and benefits costs) or otherwise adapting to changing business needs. As a result, our business and results could be adversely affected.
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
P. 22 – THE NEW YORK TIMES COMPANY

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
In addition, we and the NewsGuild of New York (the “Guild”) jointly sponsor a defined benefit plan that continues to accrue active benefits for certain employees represented by the Guild.
We are required to make contributions to our plans to comply with minimum funding requirements imposed by laws governing such plans. Although as of December 31, 2025, our qualified defined benefit pension plans had plan assets that were approximately $76 million above the present value of future benefit obligations, our obligation to make additional contributions to our plans, and the timing of any such contributions, depends on a number of factors, many of which are beyond our control. These include legislative changes; demographic changes and assumptions about mortality; and economic conditions, including a low interest rate environment or sustained volatility and disruption in the stock and debt markets, which impact discount rates and returns on plan assets.
As a result of required contributions to our qualified pension plans, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our results of operations, financial condition and liquidity.
In addition, we sponsor several non-qualified pension plans, with unfunded obligations totaling approximately $166 million as of December 31, 2025. Although we have frozen participation and benefits under all but one of these plans and have taken other steps to reduce the size and volatility of our obligations under these plans, a number of factors, including changes in discount rates or mortality tables, may have an adverse impact on our results of operations and financial condition.
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
We have recorded significant withdrawal liabilities with respect to multiemployer pension plans in which we formerly participated and with respect to a partial withdrawal from one plan in which we continue to participate, and may record additional liabilities in the future, including as a result of a mass withdrawal declaration by trustees. Additional liabilities in excess of the amounts we have recorded could have an adverse effect on our results of operations, financial condition and cash flows. Each significant multiemployer plan in which we participate is specific to the newspaper and broader printing and publishing industries, which continue to undergo significant pressure.
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
THE NEW YORK TIMES COMPANY – P. 23

Risks Related to Common Stock, Debt and Capital Markets
We may fail to meet our publicly announced guidance and/or targets, which could cause the trading price of our Class A Common Stock to decline.
From time to time, we publicly announce guidance and targets, including in connection with the number of our subscribers, revenues, costs, profit, depreciation and amortization, capital expenditures and capital return strategy. Our publicly announced guidance and targets are based upon assumptions and estimates that are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control, and which may change. Given the dynamic nature of our business, and the inherent limitations in predicting future performance, it is possible that some or all of our assumptions and expectations may turn out not to be correct and actual results may vary significantly. In addition, any failure to successfully implement our strategy or the occurrence of any of the other risks and uncertainties described herein could cause our results to differ from our guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from that consensus due to a number of factors, many of which are outside of our control. Such discrepancies, or the unfavorable reception of our guidance and targets, can cause a decline in the trading price of our Class A Common Stock.
The terms of our credit facility impose restrictions on our operations that could limit our ability to undertake certain actions.
We are party to a revolving credit agreement that provides for a $400 million unsecured credit facility (the “Credit Facility”). Certain of our domestic subsidiaries have guaranteed our obligations under the Credit Facility. As of December 31, 2025, there were no outstanding borrowings under the Credit Facility. See Note 10 of the Notes to the Consolidated Financial Statements for a description of the Credit Facility.
The Credit Facility contains various customary affirmative and negative covenants, including certain financial covenants and various incurrence-based negative covenants imposing potentially significant restrictions on our operations. These covenants restrict, subject to various exceptions, our ability to, among other things: incur debt (directly or by third-party guarantees), grant liens, pay dividends, make investments and make acquisitions or dispositions. Any of these covenants could make it more difficult for us to execute our business strategy.
We may not have access to the capital markets on terms that are acceptable to us or may otherwise be limited in our financing options.
We may need or desire to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to, our financial performance, our credit ratings or absence of a credit rating, the liquidity of the overall capital markets and the state of the economy. There can be no assurance that we will have access to the capital markets on terms acceptable to us. In addition, economic conditions, such as volatility or disruption in the credit markets, could adversely affect our ability to obtain financing to support operations or to fund acquisitions or other capital-intensive initiatives.
Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, through a family trust, and this control could create conflicts of interest or inhibit potential changes of control.
We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with holders of Class B Common Stock, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of our auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds approximately 95% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board and to direct the outcome of any matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, the trustees are directed to retain the Class B Common Stock held in trust and to vote such stock against any merger, sale of assets or other transaction pursuant to which control of The Times passes from the trustees, unless they determine that the primary objective of the trust can be achieved better by the implementation of such transaction. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business, the market price of our Class A Common Stock could be adversely affected.
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
THE NEW YORK TIMES COMPANY – P. 25

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

ITEM 2. PROPERTIES
We own and lease various real properties in the U.S. and around the world, including in Europe and Asia. Our principal executive offices are located at 620 Eighth Avenue, New York, N.Y., in our headquarters building (the “Company Headquarters”), which was completed in 2007 and consists of approximately 1.54 million gross square feet. We own a leasehold condominium interest representing approximately 828,000 gross square feet in the building. As of December 31, 2025, we had leased approximately 296,000 gross square feet to third parties.
In addition, we own a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 27-acre site. In 2020, we entered into an agreement to lease, beginning in the second quarter of 2022, and subsequently sell in February 2025, excess land at this location representing approximately four acres. On February 21, 2025, we finalized the sale and received net proceeds of approximately $33 million.
We believe our facilities are sufficient for our current needs and that suitable additional space will be available to accommodate any expansion of our operations if needed in the future.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of December 31, 2025, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part on May 28, 2025. The court permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
On December 5, 2025, we filed a lawsuit against Perplexity AI, Inc. (“Perplexity”) in the SDNY, alleging copyright infringement, trademark dilution and trademark infringement, related to Perplexity’s unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Perplexity from continuing its unlawful and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
P. 26 – THE NEW YORK TIMES COMPANY

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

THE NEW YORK TIMES COMPANY – P. 27

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 27, 2026
A.G. Sulzberger	45	2009	Chairman (since 2021) and Publisher of The Times (since 2018); Deputy Publisher (2016 to 2017); Associate Editor (2015 to 2016); Assistant Editor (2012 to 2015)
Meredith Kopit Levien	54	2013	President and Chief Executive Officer (since 2020); Executive Vice President and Chief Operating Officer (2017 to 2020); Executive Vice President and Chief Revenue Officer (2015 to 2017); Executive Vice President, Advertising (2013 to 2015); Chief Revenue Officer, Forbes Media LLC (2011 to 2013)
William Bardeen	51	2004	Executive Vice President and Chief Financial Officer (since 2023); Chief Strategy Officer (2018 to 2023); Senior Vice President, Strategy and Development (2013 to 2018)
R. Anthony Benten	62	1989	Senior Vice President, Treasurer (since 2016) and Chief Accounting Officer (since 2019); Corporate Controller (2007 to 2019); Senior Vice President, Finance (2008 to 2016)
Diane Brayton	57	2004	Executive Vice President and Chief Legal Officer (since 2024); Executive Vice President and General Counsel (2017 to 2024); Secretary (2011 to 2023); Deputy General Counsel (2016); Assistant Secretary (2009 to 2011) and Assistant General Counsel (2009 to 2016)
Jacqueline Welch	56	2021	Executive Vice President and Chief Human Resources Officer (since 2021); Senior Vice President, Chief Human Resources Officer and Chief Diversity Officer, Freddie Mac (2016 to 2020); independent consultant (2014 to 2016); Senior Vice President, Human Resources – International (2010 to 2013) and Senior Vice President, Talent Management and Diversity (2008 to 2010), Turner Broadcasting

P. 28 – THE NEW YORK TIMES COMPANY

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange under the trading symbol “NYT.” The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 18, 2026, was as follows: Class A Common Stock: 4,015; Class B Common Stock: 24.
In February 2026, the Board of Directors approved a quarterly dividend of $0.23 per share, an increase of $0.05 per share from the previous quarter. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program may be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any future indebtedness.
ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
October 1, 2025 – October 31, 2025	225,666	$56.01	225,666	$392,992,000
November 1, 2025 – November 30, 2025	301,156	$62.44	301,156	$374,187,000
December 1, 2025 – December 31, 2025	356,780	$67.27	356,780	$350,188,000
Total for the fourth quarter of 2025	883,602	$62.77	883,602	$350,188,000
(1)Our Board of Directors approved Class A Common Stock share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
THE NEW YORK TIMES COMPANY – P. 29

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ended December 31, 2025, on an assumed investment of $100 on December 31, 2020, in the Company, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Media & Entertainment Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
Stock Performance Comparison Between the S&P 400 Midcap Index,
S&P 1500 Media & Entertainment Index and The New York Times Company’s Class A Common Stock

ITEM 6. [RESERVED]

P. 30 – THE NEW YORK TIMES COMPANY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 31, 2025, and results of operations for the two years ended December 31, 2025. Please read this item together with our Consolidated Financial Statements and the related Notes included in this Annual Report. For comparison of results of operations for the fiscal years ended December 31, 2024, and December 31, 2023 see Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the SEC on February 27, 2025.
Significant components of the management’s discussion and analysis of financial condition and results of operations section include:

		PAGE
Executive Overview:	The executive overview section provides a summary of The New York Times Company and our business.	31
Results of Operations:	The results of operations section provides an analysis of our results on a consolidated basis.	35
Non-Operating Items:	The non-operating items section discusses certain non-operating items.	42
Non-GAAP Financial Measures:	The non-GAAP financial measures section provides a comparison of our non-GAAP financial measures to the most directly comparable GAAP measures for the two years ended December 31, 2025, and December 31, 2024.	43
Liquidity and Capital Resources:	The liquidity and capital resources section provides a discussion of our cash flows for the two years ended December 31, 2025, and December 31, 2024, and restricted cash, capital expenditures and third-party financing, commitments and contingencies existing as of December 31, 2025.	47
Critical Accounting Estimates:	The critical accounting estimates section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.	51
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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. The Company changed the revenue caption “Other” on its Consolidated Statement of Operations to “Affiliate, licensing and other” beginning with the quarter ended March 31, 2025. Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our Company Headquarters, our live events business and retail commerce. Our main operating costs are employee-related costs.
In the accompanying analysis of financial information, we present certain information derived from our consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We are presenting in this report supplemental non-GAAP financial performance measures that may exclude depreciation, amortization, severance, non-operating retirement costs and certain identified special items, as applicable. In addition, we present our free cash flow, defined as net cash provided by operating activities less capital expenditures. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures and should be read in conjunction with our financial information presented on a GAAP basis. For further information and
THE NEW YORK TIMES COMPANY – P. 31

reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, see “— Results of Operations — Non-GAAP Financial Measures.”
Fiscal year 2024, ended December 31, 2024, was composed of one additional day as compared to fiscal year 2025, ended December 31, 2025, as a result of 2024 being a leap year.
In the third quarter of 2025, the Company updated its internal reporting to reflect how the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker) manages the business, and as a result, the Company has determined it has one reportable segment and one reporting unit.
2025 Financial Highlights
•The Company ended 2025 with approximately 12.78 million subscribers to its print and digital products, including approximately 12.21 million digital-only subscribers. Of the 12.21 million digital-only subscribers, approximately 6.48 million were bundle and multiproduct subscribers. Compared with the end of 2024, there was a net increase of approximately 1,400,000 digital-only subscribers.
•Total digital-only average revenue per user (“ARPU”) grew 2.7% year-over-year to $9.68 driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers.
•Operating profit increased 22.9% to $431.6 million in 2025 from $351.1 million in 2024. Adjusted operating profit (“AOP”), defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 20.8% to $550.1 million in 2025 from $455.4 million in 2024. Operating profit margin (operating profit expressed as a percentage of revenues) increased to 15.3% in 2025, compared with 13.6% in 2024. Adjusted operating profit margin (adjusted operating profit expressed as a percentage of revenues) increased to 19.5% in 2025, compared with 17.6% in 2024.
•Total revenues increased 9.2% to $2.82 billion in 2025 from $2.59 billion in 2024.
•Total subscription revenues increased 9.1% to $1.95 billion in 2025 from $1.79 billion in 2024. Digital-only subscription revenues increased 14.3% to $1.43 billion in 2025 from $1.25 billion in 2024.
•Total advertising revenues increased 11.8% to $566.0 million in 2025 from $506.3 million in 2024, due to an increase of 20.0% in digital advertising revenues, partially offset by a decrease of 5.4% in print advertising revenues.
•Affiliate, licensing and other revenues increased 5.7% to $308.1 million in 2025 from $291.4 million in 2024, as a result of higher licensing revenues.
•Operating costs increased 7.1% to $2.39 billion in 2025 from $2.23 billion in 2024. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), increased 6.8% to $2.27 billion in 2025 from $2.13 billion in 2024.
•Diluted earnings per share were $2.09 and $1.77 for 2025 and 2024, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”) were $2.46 and $2.01 for 2025 and 2024, respectively.
•Net cash from operating activities for 2025 was $584.5 million compared with $410.5 million in 2024, and free cash flow, defined as net cash provided by operating activities less capital expenditures (a non-GAAP measure discussed below under “Non-GAAP Financial Measures”), was $550.5 million compared with $381.3 million in 2024.
P. 32 – THE NEW YORK TIMES COMPANY

Industry Trends, Economic Conditions, Challenges and Risks
We operate in a highly competitive environment that is subject to rapid and, at times, unpredictable change. We compete for audience, subscribers, advertisers and licensees against a wide variety of companies. Companies shaping our competitive environment include content creators, providers and distributors; news aggregators; search engines; social media platforms; streaming services; and AI companies, certain of which have attracted and any of which may further attract audiences, subscribers, advertisers and/or licensees to their platforms and away from ours. Competition among these companies is robust, and new competitors can quickly emerge and have in recent years. We have designed our strategy to navigate the challenges and take advantage of opportunities presented by this period of transformation in our industry.
We and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control, including economic weakness, instability and volatility, including the potential for a recession; expanded or retaliatory tariffs or taxes or other trade barriers; a competitive talent market; inflation; supply chain disruptions; high interest rates and interest rates volatility; and political and sociopolitical uncertainties and conflicts. These factors may result in declines and/or volatility in our results. Macroeconomic uncertainty has had in the past, and may have in the future, an adverse impact on both digital and print advertising spending. Additionally, we believe that there is marketer sensitivity to being adjacent to news or specific news topics, impacting overall advertising spend.
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
We actively monitor industry trends and political and economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors.”
Liquidity
Throughout 2025, we returned capital to shareholders through dividends and share repurchases and continued to manage our pension liability as discussed below. As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of approximately $1.2 billion and was debt-free.
Capital Return
The Company aims to return at least 50% of free cash flow to stockholders in the form of dividends and share repurchases over the next three to five years.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2026, our Board of Directors approved a quarterly dividend of $0.23 per share, an increase of $0.05 per share from the previous quarter. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
Our Board of Directors approved Class A Common Stock share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. During the year ended December 31, 2025, repurchases totaled approximately $165.3 million (excluding commissions and excise taxes), and we repurchased an additional $41.9 million (excluding commissions and excise taxes) between January 1, 2026 and February 18, 2026, fully utilizing the 2023 authorization, leaving approximately $308.2 million remaining under the 2025 authorization.
THE NEW YORK TIMES COMPANY – P. 33

Managing Pension Liability
We remain focused on managing our pension plan obligations. We have taken steps over the last several years to reduce the size and volatility of our pension obligations, including freezing accruals under all but one of our qualified defined benefit pension plans, making immediate pension benefits offers in the form of lump-sum payments to certain active and former employees and transferring certain future benefit obligations and administrative costs to insurers.
As of December 31, 2025, our qualified pension plans had plan assets that were approximately $76 million above the present value of future benefits obligations, compared with approximately $71 million as of December 31, 2024. We made contributions of approximately $13 million to certain qualified pension plans in both 2025 and 2024, respectively. We expect to make contributions in 2026 to satisfy the greater of minimum funding or collective bargaining agreement requirements of approximately $14 million. We will continue to look for ways to reduce the size and volatility of our pension obligations.
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
P. 34 – THE NEW YORK TIMES COMPANY

RESULTS OF OPERATIONS
Overview
The following table presents our consolidated financial results for the years ended December 31, 2025, and 2024:

	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Revenues
Digital	$1,434,336	$1,254,592	14.3%
Print	516,442	533,615	(3.2)%
Subscription revenues	1,950,778	1,788,207	9.1%
Digital	410,634	342,092	20.0%
Print	155,359	164,219	(5.4)%
Advertising revenues	565,993	506,311	11.8%
Affiliate, licensing and other	308,147	291,401	5.7%
Total revenues	2,824,918	2,585,919	9.2%
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,389,713	1,309,514	6.1%
Sales and marketing	307,084	278,425	10.3%
Product development	264,347	248,198	6.5%
General and administrative	328,064	307,930	6.5%
Depreciation and amortization	85,007	82,936	2.5%
Generative AI Litigation Costs	13,321	10,800	23.3%
Impairment charges	2,858	—	*
Multiemployer pension plan liability adjustments	2,967	(2,980)	*
Total operating costs	2,393,361	2,234,823	7.1%
Operating profit	431,557	351,096	22.9%
Other components of net periodic benefit costs	(18,557)	(4,158)	*
Interest income and other, net	38,256	36,485	4.9%
Income before income taxes	451,256	383,423	17.7%
Income tax expense	107,275	89,598	19.7%
Net income	$343,981	$293,825	17.1%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
THE NEW YORK TIMES COMPANY – P. 35

Revenues
Subscription; advertising; and affiliate, licensing and other revenues were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Subscription	$1,950,778	$1,788,207	9.1%
Advertising	565,993	506,311	11.8%
Affiliate, licensing and other	308,147	291,401	5.7%
Total revenues	$2,824,918	$2,585,919	9.2%
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in 2025 and 2024). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile application), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
Subscription revenues increased $162.6 million, or 9.1%, in 2025 compared with 2024, primarily due to an increase in digital-only subscription revenues of $179.8 million, or 14.3%, partially offset by a decrease in print subscription revenues of $17.2 million, or 3.2%. Digital-only subscription revenues increased primarily due to an increase in bundle and multiproduct revenues of $223.3 million and an increase in other single-product subscription revenues of $22.9 million, partially offset by a decrease in news-only subscription revenues of $66.4 million. Bundle and multiproduct average digital-only subscribers increased approximately 1,170,000, or 24.3%, while bundle and multiproduct ARPU (as defined below) increased $0.49, or 4.0%. Other single-product average digital-only subscribers increased approximately 630,000, or 20.5%, while other single-product ARPU decreased $0.13, or 3.6%. News-only average digital-only subscribers decreased approximately 620,000, or 27.0%, while news-only ARPU increased $1.21, or 10.7%. In calculating average digital-only subscribers for our subscriber categories, we use the monthly average number of digital-only subscribers (calculated as the weighted average of each month’s daily average subscribers). Print subscription revenue decreased primarily due to a decrease in home-delivery subscription revenue, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
The following table summarizes digital and print subscription revenues for the years ended December 31, 2025, and December 31, 2024:

	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Digital-only subscription revenues(1)	$1,434,336	$1,254,592	14.3%
Print subscription revenues(2)	516,442	533,615	(3.2)%
Total subscription revenues	$1,950,778	$1,788,207	9.1%
(1)Includes revenue from bundled and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
P. 36 – THE NEW YORK TIMES COMPANY

A subscriber is defined as a user who has subscribed (and for whom a valid method of payment has been provided) for the right to access one or more of the Company’s products. The Company ended 2025 with approximately 12.78 million subscribers to its print and digital products, including approximately 12.21 million digital-only subscribers. Compared with the end of 2024, there was a net increase of approximately 1,400,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 570,000 at the end of 2025, a net decrease of approximately 40,000 subscribers compared with the end of 2024. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
We currently report three mutually exclusive digital-only subscriber categories: bundle and multiproduct, news-only and other single-product, which collectively sum to total digital-only subscribers, as well as the ARPU for each of these categories.
Following the fourth quarter of 2025, we plan to make a change to our subscriber disclosures. We will continue to report total digital-only subscribers and total digital-only ARPU. However, we will discontinue reporting digital-only subscribers and ARPU by the categories of bundle and multiproduct, news-only, and other single product, as well as the percentages represented by group corporate, group education and family subscriptions. We believe total digital-only subscribers and total digital-only ARPU best align with how we manage the business for long-term growth.
The following table sets forth subscribers as of the end of the five most recent fiscal quarters.

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Digital-only subscribers:
Bundle and multiproduct(1)(2)(3)	6,480	6,270	6,020	5,760	5,440
News-only(2)(4)	1,470	1,560	1,690	1,790	1,930
Other single-product(2)(3)(5)	4,270	3,920	3,590	3,500	3,450
Total digital-only subscribers(2)(3)(6)	12,210	11,760	11,300	11,060	10,820
Print subscribers(7)	570	570	580	600	610
Total subscribers	12,780	12,330	11,880	11,660	11,430
(1)Subscribers with a bundle subscription or standalone digital-only subscriptions to two or more of the Company’s products.
(2)Includes group corporate and group education subscriptions, which collectively represented approximately 6% of total digital-only subscribers as of the end of the fourth quarter of 2025. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate.
(3)As of the second quarter of 2025, includes subscribers related to family subscriptions. Each family subscription is priced higher than a comparable individual subscription and is counted as one billed subscriber and one additional subscriber to reflect the additional entitlements in these subscriptions. The additional subscribers represented less than 3% of total digital-only subscribers as of the end of the fourth quarter of 2025.
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
THE NEW YORK TIMES COMPANY – P. 37

ARPU, a metric we calculate to track the revenue generation of our digital subscriber base, represents the average revenue per digital subscriber over a 28-day billing cycle during the applicable period. The following table sets forth ARPU metrics relating to the above digital-only subscriber categories for the two most recent fiscal years.

	Years Ended
	December 31, 2025	December 31, 2024
Digital-only ARPU:
Bundle and multiproduct	$12.67	$12.18
News-only	$12.57	$11.36
Other single-product	$3.47	$3.60
Total digital-only ARPU	$9.68	$9.42
Beginning in the second quarter of 2025, ARPU metrics are calculated by dividing the digital subscription revenues in the year by the average number of digital-only subscribers (calculated as the weighted average of each month's daily average subscribers) divided by the number of days in the year multiplied by 28 to reflect a 28-day billing cycle. This change had a de minimis impact on ARPU.
Total digital-only ARPU was $9.68 for the year ended December 31, 2025, an increase of 2.7% compared with the year ended December 31, 2024. The year-over-year increase was driven primarily by subscribers graduating from promotional to higher prices and price increases on certain tenured subscribers.
Advertising Revenues
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. As of the first quarter of 2025, we updated our discussion of digital advertising revenue and no longer distinguish between “core” and “other” digital advertising. Digital advertising includes revenue from display (which includes website and mobile applications), audio, email and video advertisements that are sold either directly to marketers by our advertising sales teams or, for a smaller proportion of advertising revenue, through programmatic auctions run by third-party ad exchanges. Digital advertising revenue also includes revenues generated by creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts.
The following table summarizes digital and print advertising revenues for the years ended December 31, 2025, and December 31, 2024:

	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Digital advertising revenues	$410,634	$342,092	20.0%
Print advertising revenues	155,359	164,219	(5.4)%
Total advertising revenues	$565,993	$506,311	11.8%
Digital advertising revenues, which represented 72.6% of the total advertising revenues in 2025, increased $68.5 million, or 20.0%, to $410.6 million compared with $342.1 million in 2024. The increase was primarily a result of higher display revenues of $66.4 million, driven by new advertising supply and strong marketer demand. Display impressions increased 19%, while the average rate increased 6%.
Print advertising revenues, which represented 27.4% of total advertising revenues in 2025, decreased $8.9 million, or 5.4%, to $155.4 million compared with $164.2 million in 2024. The decrease in 2025 was primarily due to an 8.8% decrease in revenues from column-inch ads, partially offset by a 3.7% increase in print advertising rate. Print advertising revenues in 2025 continued to be impacted by secular trends.
P. 38 – THE NEW YORK TIMES COMPANY

Affiliate, Licensing and Other Revenues
Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our Company Headquarters, our live events business and retail commerce.
Affiliate, licensing and other revenues increased $16.7 million, or 5.7%, in 2025 compared with 2024, primarily as a result of higher licensing revenues of $14.4 million, largely related to commercial agreements with third-party digital platforms, partially offset by the expiration of smaller license agreements, as well as growth in Wirecutter affiliate referral revenues of $5.1 million, partially offset by lower books, television and film revenues of $5.3 million.
Digital affiliate, licensing and other revenues, which consist primarily of Wirecutter affiliate referral revenues and digital licensing revenues, totaled $201.0 million and $186.1 million in 2025 and 2024, respectively. Building rental revenue from the leasing of floors in the Company Headquarters totaled $26.8 million and $26.6 million in 2025 and 2024, respectively.
THE NEW YORK TIMES COMPANY – P. 39

Operating Costs
Operating costs were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Cost of revenue (excluding depreciation and amortization)	$1,389,713	$1,309,514	6.1%
Sales and marketing	307,084	278,425	10.3%
Product development	264,347	248,198	6.5%
General and administrative	328,064	307,930	6.5%
Depreciation and amortization	85,007	82,936	2.5%
Generative AI Litigation Costs	13,321	10,800	23.3%
Impairment charges	2,858	—	*
Multiemployer pension plan liability adjustments	2,967	(2,980)	*
Total operating costs	$2,393,361	$2,234,823	7.1%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 31, 2025	December 31, 2024
Cost of revenue (excluding depreciation and amortization)	58%	59%
Sales and marketing	13%	12%
Product development	11%	11%
General and administrative	14%	14%
Depreciation and amortization	3%	4%
Generative AI Litigation Costs	1%	—%
Impairment charges	—%	—%
Multiemployer pension plan liability adjustments	—%	—%
Total	100%	100%
P. 40 – THE NEW YORK TIMES COMPANY

The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 31, 2025	December 31, 2024
Cost of revenue (excluding depreciation and amortization)	49%	51%
Sales and marketing	11%	11%
Product development	9%	10%
General and administrative	12%	12%
Depreciation and amortization	3%	3%
Generative AI Litigation Costs	—%	—%
Impairment charges	—%	—%
Multiemployer pension plan liability adjustments	—%	—%
Total	84%	87%
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue includes all costs related to content creation, subscriber and advertiser servicing, and print production and distribution as well as infrastructure costs related to delivering digital content, which include all cloud and cloud-related costs as well as compensation for employees that enhance and maintain that infrastructure, excluding depreciation and amortization.
Cost of revenue (excluding depreciation and amortization) in 2025 increased $80.2 million, or 6.1%, compared with 2024, largely due to higher journalism costs of $48.7 million, higher subscriber servicing costs of $16.7 million, higher advertising servicing costs of $7.8 million, higher digital content delivery costs of $4.1 million and higher print production and distribution costs of $2.5 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms as well as higher salaries, benefits costs and incentive compensation. The increase in subscriber servicing costs was largely due to higher commissions and credit card processing fees due to an increase in subscriptions, as well as higher compensation and benefits. The increase in advertising servicing costs was due to an increase in outside services costs as a result of a higher number of events and higher volume of custom advertising campaigns, as well as higher compensation and benefits, which was driven by higher incentive compensation and higher benefits costs. The increase in digital content delivery costs was largely due to higher cloud-related costs. The increase in print production and distribution costs was primarily due to higher distribution rates and higher occupancy, repairs and maintenance expenses, partially offset by fewer print copies produced.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in 2025 increased $28.7 million, or 10.3%, compared with 2024, primarily due to higher marketing costs of $15.4 million and higher sales costs of $12.9 million. The increase in marketing costs was primarily due to higher media expenses and higher compensation and benefits, which was driven by higher incentive compensation and higher benefits costs. The increase in sales costs was primarily due to higher compensation and benefits, which was driven by higher incentive compensation, growth in the number of employees and higher benefits costs.
Media expenses, a component of sales and marketing costs that represents the cost to promote our subscription business, increased 9.3% to $151.6 million in 2025 from $138.8 million in 2024. The increase was largely a result of higher brand marketing expenses.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
THE NEW YORK TIMES COMPANY – P. 41

Product development costs in 2025 increased $16.1 million, or 6.5%, compared with 2024, largely due to higher compensation and benefits expenses of $8.0 million, which was driven by higher benefits costs and higher incentive compensation, as well as higher software and licensing costs of $3.6 million and higher outside services costs of $3.2 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in 2025 increased $20.1 million, or 6.5%, compared with 2024, primarily due to higher compensation and benefits of $15.1 million, which was driven by incentive compensation and higher benefits costs, higher professional fees of $3.5 million and higher severance expense of $1.9 million, partially offset by lower other miscellaneous expenses of $1.2 million.
Depreciation and Amortization
Depreciation and amortization costs in 2025 increased $2.1 million, or 2.5%, compared with 2024. The increase is primarily due to higher equipment and building depreciation.
Generative AI Litigation Costs
For the years ended 2025 and 2024, the Company recorded $13.3 million and $10.8 million, respectively, of pre-tax litigation-related costs in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with the development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from discrete, complex and unusual proceedings and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.
Impairment Charges
In 2025, the Company recorded a $2.9 million impairment charge related to excess leased office space that is being marketed for sublet.
There were no impairment charges in 2024.
Multiemployer Pension Plan Liability Adjustments
In 2025, the Company recorded $3.0 million net charges related to a multiemployer pension plan liability adjustment.
In 2024, the Company recorded a favorable adjustment related to a reduction in its multiemployer pension plan liability of $3.0 million.
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
The special items in 2025 consisted of:
•$13.3 million of Generative AI Litigation Costs ($9.8 million, or $0.06 per share, after tax);
•A $3.5 million charge ($2.6 million, or $0.02 per share, after tax) related to an impairment of a non-marketable equity investment;
•$3.0 million net charges ($2.2 million, or $0.01 per share, after tax) related to multiemployer pension plan liability adjustments;
•A $2.9 million impairment charge ($2.1 million, or $0.01 per share, after tax) related to excess leased office space that is being marketed for sublet; and
The special items in 2024 consisted of:
•$10.8 million of Generative AI Litigation Costs ($8.0 million, or $0.05 per share, after tax); and
•A $3.0 million favorable adjustment ($2.2 million, or $0.01 per share, after tax) related to reductions in our multiemployer pension plan liabilities.
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
THE NEW YORK TIMES COMPANY – P. 43

Management considers special items, which may include impairment charges, pension settlement charges, acquisition-related costs, and beginning in 2024, Generative AI Litigation Costs, as well as other items that arise from time to time, to be outside the ordinary course of our operations. Management believes that excluding these items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results to historical performance. Management determined to report Generative AI Litigation Costs as a special item and thus exclude them beginning in 2024 because, unlike other litigation expenses which are not excluded, the Generative AI Litigation Costs arise from discrete, complex and unusual proceedings and do not, in management’s view, reflect the Company’s ongoing business operational performance. In addition, management excludes severance costs, which may fluctuate significantly from quarter to quarter, because it believes these costs do not necessarily reflect expected future operating costs and do not contribute to a meaningful comparison of the Company’s operating results to historical performance.
Non-operating retirement costs include (i) interest cost, expected return on plan assets, amortization of actuarial gains and loss components and amortization of prior service credits of single-employer pension expense, (ii) interest cost, amortization of actuarial gains and loss components and (iii) all multiemployer pension plan withdrawal costs. These non-operating retirement costs are primarily tied to financial market performance including changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
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
P. 44 – THE NEW YORK TIMES COMPANY

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures are set out in the tables below.

Reconciliation of diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (or adjusted diluted earnings per share)
	Years Ended		% Change
	December 31, 2025	December 31, 2024	2025 vs. 2024
Diluted earnings per share	$2.09	$1.77	18.1%
Add:
Amortization of acquired intangible assets	0.17	0.17	—
Severance	0.06	0.05	20.0%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.03	0.04	(25.0)%
Other components of net periodic benefit costs	0.11	0.03	*
Special items:
Generative AI Litigation Costs	0.08	0.07	14.3%
Impairment charges	0.02	—	*
Multiemployer pension plan liability adjustments	0.02	(0.02)	*
Impairment of a non-marketable equity security	0.02	—	*
Income tax expense of adjustments	(0.13)	(0.08)	62.5%
Adjusted diluted earnings per share(1)	$2.46	$2.01	22.4%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or one that is not meaningful.
THE NEW YORK TIMES COMPANY – P. 45

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin
	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Operating profit	$431,557	$351,096	22.9%
Add:
Depreciation and amortization	85,007	82,936	2.5%
Severance	9,454	7,512	25.9%
Multiemployer pension plan withdrawal costs	4,972	6,038	(17.7)%
Generative AI Litigation Costs	13,321	10,800	23.3%
Impairment charges	2,858	—	*
Multiemployer pension plan liability adjustments	2,967	(2,980)	*
Adjusted operating profit	$550,136	$455,402	20.8%
Divided by:
Revenue	$2,824,918	$2,585,919	9.2%
Operating profit margin	15.3%	13.6%	170 bps
Adjusted operating profit margin	19.5%	17.6%	190 bps
* Represents a change equal to or in excess of 100% or one that is not meaningful.

Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)
	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Operating costs	$2,393,361	$2,234,823	7.1%
Less:
Depreciation and amortization	85,007	82,936	2.5%
Severance	9,454	7,512	25.9%
Multiemployer pension plan withdrawal costs	4,972	6,038	(17.7)%
Generative AI Litigation Costs	13,321	10,800	23.3%
Impairment charges	2,858	—	*
Multiemployer pension plan liability adjustments	2,967	(2,980)	*
Adjusted operating costs	$2,274,782	$2,130,517	6.8%
* Represents a change equal to or in excess of 100% or one that is not meaningful.
P. 46 – THE NEW YORK TIMES COMPANY

LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position:
Financial Position Summary

	Years Ended		% Change
(In thousands, except ratios)	December 31, 2025	December 31, 2024	2025 vs. 2024
Cash and cash equivalents	$255,445	$199,448	28.1%
Marketable securities	$912,407	$712,420	28.1%
Total cash and cash equivalents and marketable securities	$1,167,852	$911,868	28.1%
Total New York Times Company stockholders’ equity	$2,041,363	$1,927,209	5.9%
Ratios:
Current assets to current liabilities	1.54	1.53
Our primary sources of cash from operations were revenues from subscription and advertising sales. Subscription and advertising revenues provided approximately 69% and 20%, respectively, of total revenues in 2025. The remaining cash inflows were primarily from other revenue sources such as licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the Company Headquarters, our live events business and retail commerce.
Our primary uses of cash from operations were for employee compensation and benefits and other operating expenses. We believe our cash and cash equivalents, marketable securities balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months and beyond.
As of December 31, 2025, we had cash and cash equivalents and marketable securities of $1,167.9 million and approximately $400 million in available borrowings, and no amounts were outstanding under our credit facility. Our cash and cash equivalents and marketable securities balances increased in 2025, primarily due to cash proceeds from operating activities, partially offset by cash used for share repurchases, dividend payments, capital expenditures and taxes paid on behalf of employees resulting from share-based compensation tax withholding.
We have paid quarterly dividends on the Class A and Class B Common Stock since 2013. In February 2026, the Board of Directors approved a quarterly dividend of $0.23 per share, an increase of $0.05 per share from the previous quarter (see Note 18 of the Notes to the Consolidated Financial Statements for additional information). We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A Common Stock share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. During the year ended December 31, 2025, repurchases totaled approximately $165.3 million (excluding commissions and excise taxes), and we repurchased an additional $41.9 million (excluding commissions and excise taxes) between January 1, 2026 and February 18, 2026, fully utilizing the 2023 authorization, leaving approximately $308.2 million remaining under the 2025 authorization.
During 2025, we made contributions of $13.1 million to certain qualified pension plans funded by cash on hand. As of December 31, 2025, our qualified pension plans had plan assets that were $75.9 million above the present value of future benefits obligations, an increase of $4.6 million from $71.3 million as of December 31, 2024. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $14 million in 2026.
THE NEW YORK TIMES COMPANY – P. 47

Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended		% Change
(In thousands)	December 31, 2025	December 31, 2024	2025 vs. 2024
Operating activities	$584,489	$410,512	42.4%
Investing activities	$(221,316)	$(306,086)	(27.7)%
Financing activities	$(306,139)	$(192,715)	58.9%
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions; advertising sales; and affiliate, licensing and other revenues. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities increased in 2025 compared with 2024 due to higher net income, lower tax payments due to the impact of the One Big Beautiful Bill Act and net proceeds in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., partially offset by higher cash payments for incentive compensation.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in 2025 was primarily related to $200.4 million in net purchases of marketable securities and $34.0 million in capital expenditures payments.
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
Net cash used in financing activities in 2025 was primarily related to share repurchases of $165.3 million, dividend payments of $110.4 million and share-based compensation tax withholding payments of $30.0 million.
See “— Third-Party Financing” below and our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
P. 48 – THE NEW YORK TIMES COMPANY

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$584,489	$410,512
Less: Capital expenditures	(33,984)	(29,173)
Free cash flow	$550,505	$381,339
Free cash flow for 2025 was $550.5 million compared with $381.3 million in 2024. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $15.0 million of restricted cash as of December 31, 2025, and $14.4 million as of December 31, 2024, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $33 million and $31 million in 2025 and 2024, respectively. The increase in capital expenditures in 2025 was primarily driven by higher expenditures related to improvements at our College Point, N.Y., printing and distribution facility and at a newsroom bureau, partially offset by lower expenditures at the Company Headquarters. The cash payments related to the capital expenditures totaled approximately $34 million and $29 million in 2025 and 2024, respectively, due to the timing of the payments. In 2026, we expect capital expenditures of approximately $51 million, which will be funded from cash on hand. The capital expenditures will be primarily driven by improvements in our Company Headquarters, expenditures related to our College Point, N.Y., printing and distribution facility, and investments in technology to support our strategic initiatives.
Third-Party Financing
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
As of December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of December 31, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the Credit Facility.
THE NEW YORK TIMES COMPANY – P. 49

Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 31, 2025. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2026	2027-2028	2029-2030	Later Years
Operating leases(1)	$55,173	$14,010	$21,578	$13,351	$6,234
Purchase commitments(2)	37,367	15,429	21,938	—	—
Benefit plans(3)	376,374	42,136	83,683	82,956	167,599
Total	$468,914	$71,575	$127,199	$96,307	$173,833
(1)See Note 16 of the Notes to the Consolidated Financial Statements for additional information related to our operating leases.
(2)Represents purchase commitments for the use of digital content delivery services from August 1, 2023, through July 31, 2028.
(3)The Company’s general funding policy with respect to qualified pension plans is to contribute amounts to satisfy the greater of minimum funding or collective bargaining agreement requirements. Contributions for our qualified pension plans and future benefit payments for our unfunded pension and other postretirement benefit payments have been estimated over a 10-year period; therefore, the amounts included in the “Later Years” column only include payments for the period of 2031-2035. For our funded qualified pension plans, estimating funding depends on several variables, including the performance of the plans’ investments, assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases (applicable only for the Guild-Times Adjustable Pension Plan that has not been frozen) and other factors. Thus, our actual contributions could vary substantially from these estimates. While benefit payments under these plans are expected to continue beyond 2035, we have included in this table only those benefit payments estimated over the next 10 years. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Note 9 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.
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
The DEC previously enabled certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ election in various hypothetical investment options. The fair value of deferred compensation is based on the hypothetical investments elected by the executives. The fair value of deferred compensation was $11.7 million as of December 31, 2025. The DEC was frozen effective December 31, 2015, and no new contributions may be made into the plan. See Note 10 of the Notes to the Consolidated Financial Statements for additional information on Other Liabilities — Other.
Our liability for uncertain tax positions was approximately $4 million, including approximately $0.4 million of accrued interest as of December 31, 2025. Until formal resolutions are reached between the Company and the taxing authorities, determining the timing and amount of possible audit settlements relating to uncertain tax positions is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding income taxes.
We have a contract through the end of 2027 with Domtar Corporation, a large global manufacturer and distributor of paper, market pulp and wood products. The contract requires the Company to purchase annually a percentage of our total newsprint requirement at market rate in an arm’s-length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.
P. 50 – THE NEW YORK TIMES COMPANY

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

(In thousands)	December 31, 2025	December 31, 2024
Goodwill	$409,212	$412,173
Total assets	$2,997,090	$2,841,479
Percentage of goodwill to total assets	14%	15%
The impairment analysis is considered a critical accounting estimate because of the significance of goodwill to our Consolidated Balance Sheets.
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
For the 2025 annual impairment testing, based on our qualitative assessment, we concluded that goodwill is not impaired.
THE NEW YORK TIMES COMPANY – P. 51

Pension Benefits
We sponsor a frozen single-employer defined benefit pension plan. The Company and The NewsGuild of New York (the “Guild”) jointly sponsor the Guild-Times Adjustable Pension Plan (the “APP”), which continues to accrue active benefits. Our pension liability also includes our multiemployer pension plan withdrawal obligations.
The table below includes the liability for all of our pension plans.

(In thousands)	December 31, 2025	December 31, 2024
Pension liabilities (includes current portion)	$225,863	$228,040
Total liabilities	$955,727	$914,270
Percentage of pension liabilities to total liabilities	24%	25%
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
Our joint Company- and Guild-sponsored plan is a qualified plan and is included in the table below.
We also have a foreign-based pension plan for certain non-U.S. employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.
The funded status of our qualified and non-qualified pension plans as of December 31, 2025, is as follows:

	December 31, 2025
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$1,016,379	$166,097	$1,182,476
Fair value of plan assets	1,092,315	—	1,092,315
Pension asset/(obligation), net	$75,936	$(166,097)	$(90,161)
We made contributions of approximately $13 million to the APP in 2025. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $14 million in 2026.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan (less plan expenses to be incurred) during the year. The expected long-term rate of return determined on this basis was 5.60% at the beginning of 2025. Our plan assets had an average rate of return of approximately 9.55% in 2025 and an average annual return of approximately 6.79% over the three-year period 2023–2025. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The market-related value of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
P. 52 – THE NEW YORK TIMES COMPANY

Based on the composition of our assets at the end of the year, we estimated our 2026 expected long-term rate of return to be 5.80%. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points in 2025, pension expense would have increased by approximately $5 million for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The weighted-average discount rate determined on this basis was 5.45% for our qualified plans and 5.25% for our non-qualified plans as of December 31, 2025.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2025, pension expense would have increased by approximately $0.3 million and our pension obligation would have increased by approximately $55 million as of December 31, 2025.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $60 million as of December 31, 2025. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred.
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
THE NEW YORK TIMES COMPANY – P. 53

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:
•Our exposure to changes in interest rates relates primarily to interest earned and market value on our cash and cash equivalents, and marketable securities. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. Treasury securities, U.S. government agency securities, commercial paper and corporate debt securities. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Changes in U.S. interest rates affect the interest earned on our cash and cash equivalents and marketable securities, and the market value of those securities. A hypothetical 100-basis-point increase in interest rates would have resulted in a decrease of approximately $9 million in the market value of our cash equivalents and marketable securities as of December 31, 2025. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
•The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (i.e., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long-term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Pension Benefits.”
See Notes 4 and 9 of the Notes to the Consolidated Financial Statements for more information regarding our marketable securities and our pension plans.

P. 54 – THE NEW YORK TIMES COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE NEW YORK TIMES COMPANY 2025 FINANCIAL REPORT
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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2025, 2024 and 2023. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 57.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report on the Company’s internal control over financial reporting is included on Page 59 in this Annual Report on Form 10-K.
P. 56 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The New York Times Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The New York Times Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
At December 31, 2025, the aggregate defined pension benefit obligation was $1,182 million which exceeded the fair value of pension plan assets of $1,092 million, resulting in an unfunded defined benefit pension obligation of $90 million. As discussed in Note 2, the Company makes significant subjective judgments about a number of assumptions, which include discount rates and long-term return on plan assets.
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
February 27, 2026
P. 58 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The New York Times Company
Opinion on Internal Control Over Financial Reporting
We have audited The New York Times Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The New York Times Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(A)(2) and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
February 27, 2026
P. 60 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$255,445	$199,448
Short-term marketable securities	386,712	366,474
Accounts receivable (net of allowances of $11,406 in 2025 and $12,118 in 2024)	290,823	249,530
Prepaid expenses	60,017	49,869
Other current assets	35,070	71,001
Total current assets	1,028,067	936,322
Long-term marketable securities	525,695	345,946
Property, plant and equipment, net	462,365	488,816
Goodwill	409,212	412,173
Intangible assets, net	229,376	258,006
Deferred income taxes	72,830	111,397
Right of use assets	33,429	32,315
Pension assets	75,937	71,303
Miscellaneous assets	160,179	185,201
Total assets	$2,997,090	$2,841,479
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 61

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 31, 2025	December 31, 2024
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$135,623	$123,606
Accrued payroll and other related liabilities	186,129	177,859
Unexpired subscriptions revenue	207,623	187,082
Accrued expenses and other	137,320	124,982
Total current liabilities	666,695	613,529
Other liabilities
Pension and postretirement benefits obligation	210,838	214,641
Other	78,194	86,100
Total other liabilities	289,032	300,741
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2025 – 178,951,695; 2024 – 177,883,703 (including treasury shares: 2025 – 17,902,769; 2024 – 14,896,012)	17,898	17,791
Class B – convertible – authorized and issued shares: 2025 – 780,724; 2024 – 780,724 (including treasury shares: 2025 – none; 2024 – none)	78	78
Additional paid-in capital	411,532	356,450
Retained earnings	2,550,539	2,325,142
Common stock held in treasury, at cost	(572,878)	(406,446)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(4,883)	(2,762)
Funded status of benefit plans	(363,262)	(363,874)
Unrealized gain on available-for-sale securities	2,339	830
Total accumulated other comprehensive loss, net of income taxes	(365,806)	(365,806)
Total stockholders’ equity	2,041,363	1,927,209
Total liabilities and stockholders’ equity	$2,997,090	$2,841,479
See Notes to the Consolidated Financial Statements.
P. 62 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Revenues
Subscription	$1,950,778	$1,788,207	$1,656,153
Advertising	565,993	506,311	505,206
Affiliate, licensing and other	308,147	291,401	264,793
Total revenues	2,824,918	2,585,919	2,426,152
Operating costs
Cost of revenue (excluding depreciation and amortization)	1,389,713	1,309,514	1,249,061
Sales and marketing	307,084	278,425	260,227
Product development	264,347	248,198	228,804
General and administrative	328,064	307,930	311,039
Depreciation and amortization	85,007	82,936	86,115
Generative AI Litigation Costs	13,321	10,800	—
Impairment charges	2,858	—	15,239
Multiemployer pension plan liability adjustments	2,967	(2,980)	(605)
Total operating costs	2,393,361	2,234,823	2,149,880
Operating profit	431,557	351,096	276,272
Other components of net periodic benefit (costs)/income	(18,557)	(4,158)	2,737
Gain from joint ventures	—	—	2,477
Interest income and other, net	38,256	36,485	21,102
Income before income taxes	451,256	383,423	302,588
Income tax expense	107,275	89,598	69,836
Net income	343,981	293,825	232,752
Net income attributable to the noncontrolling interest	—	—	(365)
Net income attributable to The New York Times Company common stockholders	$343,981	$293,825	$232,387
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 63

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Average number of common shares outstanding:
Basic	163,157	164,425	164,721
Diluted	164,943	165,802	165,663
Basic earnings per share attributable to The New York Times Company common stockholders	$2.11	$1.79	$1.41
Diluted earnings per share attributable to The New York Times Company common stockholders	$2.09	$1.77	$1.40
Dividends declared per share	$0.72	$0.52	$0.44
See Notes to the Consolidated Financial Statements.
P. 64 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net income	$343,981	$293,825	$232,752
Other comprehensive (loss)/income, before tax:
(Loss)/gain on foreign currency translation adjustments	(2,882)	(4,980)	1,885
Pension and postretirement benefits obligation	824	(14,327)	(5,908)
Net unrealized gain on available-for-sale securities	2,045	1,784	10,754
Other comprehensive (loss)/income, before tax	(13)	(17,523)	6,731
Income tax (benefit)/expense	(13)	(4,579)	1,746
Other comprehensive (loss)/income, net of tax	—	(12,944)	4,985
Comprehensive income	343,981	280,881	237,737
Comprehensive income attributable to the noncontrolling interest	—	—	(365)
Comprehensive income attributable to The New York Times Company common stockholders	$343,981	$280,881	$237,372
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 65

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
Balance, December 31, 2022	$17,707	$255,515	$1,958,859	$(276,267)	$(357,847)	$1,597,967	$2,005	$1,599,972
Net income	—	—	232,387	—	—	232,387	365	232,752
Dividends	—	—	(73,407)	—	—	(73,407)	—	(73,407)
Other comprehensive income	—	—	—	—	4,985	4,985	—	4,985
Issuance of shares:
Restricted stock units vested – 439,421 Class A shares	46	(11,849)	—	—	—	(11,803)	—	(11,803)
Performance-based awards – 106,419 Class A shares	10	(3,108)	—	—	—	(3,098)	—	(3,098)
Employee stock purchase plan – 116,726 Class A shares	12	3,938	—	—	—	3,950	—	3,950
Share Repurchases – 1,185,060 Class A shares	—	—	—	(44,553)	—	(44,553)	—	(44,553)
Stock-based compensation	—	54,776	—	—	—	54,776	—	54,776
Purchase of noncontrolling interest	—	2,015	—	—	—	2,015	(2,370)	(355)
Balance, December 31, 2023	17,775	301,287	2,117,839	(320,820)	(352,862)	1,763,219	—	1,763,219
Net income	—	—	293,825	—	—	293,825	—	293,825
Dividends	—	—	(86,522)	—	—	(86,522)	—	(86,522)
Other comprehensive loss	—	—	—	—	(12,944)	(12,944)	—	(12,944)
Issuance of shares:
Restricted stock units vested – 620,390 Class A shares	62	(19,175)	—	—	—	(19,113)	—	(19,113)
Performance-based awards – 85,703 Class A shares	9	(2,696)	—	—	—	(2,687)	—	(2,687)
Employee stock purchase plan – 226,448 Class A shares	23	9,535	—	—	—	9,558	—	9,558
Share Repurchases – 1,706,087 Class A shares	—	—	—	(85,626)	—	(85,626)	—	(85,626)
Stock-based compensation	—	67,499	—	—	—	67,499	—	67,499
Balance, December 31, 2024	17,869	356,450	2,325,142	(406,446)	(365,806)	1,927,209	—	1,927,209
Net income	—	—	343,981	—	—	343,981	—	343,981
Dividends	—	—	(118,584)	—	—	(118,584)	—	(118,584)
Other comprehensive income	—	—	—	—	—	—	—	—
Issuance of shares:
Restricted stock units vested – 684,161 Class A shares	68	(24,305)	—	—	—	(24,237)	—	(24,237)
Performance-based awards – 145,624 Class A shares	15	(5,781)	—	—	—	(5,766)	—	(5,766)
Employee stock purchase plan – 238,207 Class A shares	24	10,985	—	—	—	11,009	—	11,009
Share repurchases – 3,006,757 Class A shares	—	—	—	(166,432)	—	(166,432)	—	(166,432)
Stock-based compensation	—	74,183	—	—	—	74,183	—	74,183
Balance, December 31, 2025	$17,976	$411,532	$2,550,539	$(572,878)	$(365,806)	$2,041,363	$—	$2,041,363
See Notes to the Consolidated Financial Statements.
P. 66 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income	$343,981	$293,825	$232,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,007	82,936	86,115
Amortization of right of use asset	10,142	9,088	9,232
Stock-based compensation expense	74,183	67,499	54,776
Multiemployer pension plan liability adjustments	2,967	(2,980)	(605)
Impairment charges	2,858	—	15,239
Gain from joint ventures	—	—	(2,477)
Change in long-term retirement benefit obligations	(10,633)	(25,051)	(29,528)
Fair market value adjustment on life insurance products	(400)	(1,923)	(1,648)
Other – net	1,422	(7,446)	3,932
Changes in operating assets and liabilities:
Accounts receivable – net	(41,293)	(7,042)	(24,955)
Other current assets	36,341	2,403	(2,154)
Accounts payable, accrued payroll and other liabilities	55,650	(21,031)	(7,321)
Unexpired subscriptions	20,541	14,310	16,827
Other noncurrent assets and liabilities	3,723	5,924	10,433
Net cash provided by operating activities	584,489	410,512	360,618
Cash flows from investing activities
Purchases of marketable securities	(652,705)	(479,975)	(286,448)
Maturities/disposals of marketable securities	452,309	190,592	142,161
Proceeds from/(purchases of) investments	246	(42)	2,512
Capital expenditures	(33,984)	(29,173)	(22,669)
Other – net	12,818	12,512	4,754
Net cash used in investing activities	(221,316)	(306,086)	(159,690)
Cash flows from financing activities
Long-term obligations:
Dividends paid	(110,363)	(82,855)	(69,464)
Payment of contingent consideration	(431)	(3,017)	(3,448)
Purchase of noncontrolling interest	—	—	(356)
Capital shares:
Repurchases	(165,341)	(85,043)	(44,553)
Share-based compensation tax withholding	(30,004)	(21,800)	(14,889)
Net cash used in financing activities	(306,139)	(192,715)	(132,710)
Net increase/(decrease) in cash, cash equivalents and restricted cash	57,034	(88,289)	68,218
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(430)	(1,026)	(219)
Cash, cash equivalents and restricted cash at the beginning of the year	213,857	303,172	235,173
Cash, cash equivalents and restricted cash at the end of the year	$270,461	$213,857	$303,172
See Notes to the Consolidated Financial Statements.
THE NEW YORK TIMES COMPANY – P. 67

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash payments
Interest, net of capitalized interest	$111	$716	$708
Income tax payments – net	$71,946	$113,091	$71,814
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
Fiscal Year
Fiscal year 2024, ended December 31, 2024, was composed of one additional day as compared to fiscal year 2025 and fiscal year 2023, ended December 31, 2025 and December 31, 2023, respectively, as a result of 2024 being a leap year.
Segments
In the third quarter of 2025, the Company updated its internal reporting to reflect how the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker (“CODM”)) manages the business, and as a result, the Company has determined it has one reportable segment and one reporting unit. Prior periods presented have been recast to conform to the current presentation. See Note 5 and Note 15 for additional information.
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
THE NEW YORK TIMES COMPANY – P. 69

AFS securities are reported at fair value. We assess AFS securities on a quarterly basis or more often if a potential loss-triggering event occurs. For AFS securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, creditworthiness of the security, and adverse conditions specifically related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. If a credit loss does not exist, the excess of the amortized cost basis over the fair value of the security is recognized in other comprehensive income.
Concentration of Risk
Financial instruments, which potentially subject us to concentration of risk, are cash and cash equivalents and marketable securities. Cash is placed with major financial institutions. As of December 31, 2025, we had cash balances at financial institutions in excess of federal insurance limits. We periodically evaluate the credit standing of these financial institutions as part of our ongoing investment strategy.
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
P. 70 – THE NEW YORK TIMES COMPANY

Leases
Lessee activities
We enter into operating leases for office space and equipment. We determine if an arrangement is a lease at inception. Options to extend the term of operating leases are not recognized as part of the right-of-use asset until we are reasonably certain that the option will be exercised. We may terminate our leases with the notice required under the lease and upon the payment of a termination fee, if required. Our leases do not include substantial variable payments based on index or rate. Certain office space leases provide for variable real estate taxes and other operating costs owed by the Company throughout the lease term; such items are not fixed at lease inception and therefore are charged to expense as incurred. We have elected the practical expedient not to separate the lease and non-lease components in the contract for our office space and equipment leases.
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
Lessor activities
Our leases to third parties predominantly relate to office space in our leasehold condominium interest in our headquarters building located at 620 Eighth Avenue, New York, N.Y. (the “Company Headquarters”). We determine if an arrangement is a lease at inception. Our office space leases are operating leases and generally include options to extend the term of the lease. Our leases do not include variable payments based on index or rate. We have elected the practical expedient not to separate the lease and non-lease components in the contract for office space we lease to third parties. The non-lease components predominantly include charges for utilities usage and other operating expenses estimated based on the proportionate share of the rental space of each lease.
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
We evaluate assets leased to third parties for impairment consistent with our property, plant and equipment policy. There were no impairments of assets leased to third parties in 2025.
Goodwill and Intangibles
Goodwill is the excess of cost over the fair value of tangible and intangible net assets acquired. Goodwill is not amortized but tested for impairment annually, and more frequently if events and circumstances indicate whether a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.
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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. Employee medical costs above a certain threshold are insured by a third party. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $26.8 million and $27.6 million as of December 31, 2025, and December 31, 2024, respectively.
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
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. We record liabilities for obligations related to complete and partial withdrawals from multiemployer pension plans. The actual liability for withdrawals is not known until each plan completes a final assessment of the withdrawal liability and issues a demand to us. Therefore, we adjust the estimate of our multiemployer pension plan liability as more information becomes available that allows us to refine our estimates.
Short-term pension and other postretirement benefits obligations are included in Accrued expenses and other, while long-term amounts are included in Pension and postretirement benefits obligation on our Consolidated Balance Sheets.
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
Affiliate, licensing and other revenues are recognized when the delivery occurs, services are rendered or purchases are made.
THE NEW YORK TIMES COMPANY – P. 73

Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price.
In the case of certain of our licensing contracts, the transaction price is allocated among the performance obligations, which can consist of (i) the archival content and (ii) the updated content, based on the Company’s estimate of the standalone selling price of each of the performance obligations.
In the case of our advertising contracts, we may have performance obligations for future services that have not been recognized in our financial statements. The performance obligations are satisfied over time with revenue recognized over the contract term as the advertising services are provided to the customer.
Contract Assets
We record revenue from customers when performance obligations are satisfied. For certain of our licensing contracts, we record revenue related to the portion of performance obligation when the customer obtains control of the content. We receive payments from customers based upon contractual billing schedules. As the transfer of control represents a right to the contract consideration, we record a contract asset in Other current assets for short-term contract assets and Miscellaneous assets for long-term contract assets on the Consolidated Balance Sheet for any amounts not yet invoiced to the customer. The contract asset is reclassified to Accounts receivable when the customer is invoiced based on the contractual billing schedule.
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
P. 74 – THE NEW YORK TIMES COMPANY

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
Foreign Currency Translation
The assets and liabilities of foreign subsidiaries are translated at period-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component in the Stockholders’ Equity section of our Consolidated Balance Sheets, in the caption Accumulated other comprehensive loss, net of income taxes.
Recently Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal years, beginning after December 15, 2024. Early adoption is permitted.
Requires entities to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis and has enhanced its income tax disclosures included in Note 11, Income Taxes, to comply with the requirements. The adoption did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board issued authoritative guidance on the following topics:

Accounting Standard Update(s)	Topic	Effective Period	Summary
2024-03 2025-01	Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses	Fiscal years, beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	Requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
2025-06	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for and Disclosure of Internal-Use Software	Fiscal years, beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	Removes all references to software development project stages. Under the new guidance, entities are required to capitalize software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used as intended. We are currently in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.
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
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. As of the first quarter of 2025, we updated our discussion of digital advertising revenue and no longer distinguish between “core” and “other” digital advertising. Digital advertising includes revenue from display (which includes website and mobile applications), audio, email and video advertisements that are sold either directly to marketers by our advertising sales teams or, for a smaller proportion of advertising revenue, through programmatic auctions run by third-party ad exchanges. Digital advertising revenue also includes revenues generated by creative services fees. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts.
Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our Company Headquarters, our live events business and retail commerce.
Subscription; advertising; and affiliate, licensing and other revenues were as follows:

	Years Ended
(In thousands)	December 31, 2025	As % of total	December 31, 2024	As % of total	December 31, 2023	As % of total
Subscription	$1,950,778	69.1%	$1,788,207	69.2%	$1,656,153	68.3%
Advertising	565,993	20.0%	506,311	19.6%	505,206	20.8%
Affiliate, licensing and other(1)	308,147	10.9%	291,401	11.2%	264,793	10.9%
Total revenues	$2,824,918	100.0%	$2,585,919	100.0%	$2,426,152	100.0%
(1)Affiliate, licensing and other revenue includes building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was approximately $27 million for each of the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
The following table summarizes digital and print subscription revenues, which are components of subscription revenues above, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Years Ended
(In thousands)	December 31, 2025	As % of total	December 31, 2024	As % of total	December 31, 2023	As % of total
Digital-only subscription revenues(1)	$1,434,336	73.5%	$1,254,592	70.2%	$1,099,439	66.4%
Print subscription revenues(2)	516,442	26.5%	533,615	29.8%	556,714	33.6%
Total subscription revenues	$1,950,778	100.0%	$1,788,207	100.0%	$1,656,153	100.0%
(1)Includes revenue from bundled and standalone subscriptions to our news product, as well as to The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and Other subscription revenues.
P. 76 – THE NEW YORK TIMES COMPANY

The following table summarizes digital and print advertising revenues for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Years Ended
(In thousands)	December 31, 2025	As % of total	December 31, 2024	As % of total	December 31, 2023	As % of total
Digital advertising revenues	$410,634	72.6%	$342,092	67.6%	$317,744	62.9%
Print advertising revenues	155,359	27.4%	164,219	32.4%	187,462	37.1%
Total advertising revenues	$565,993	100.0%	$506,311	100.0%	$505,206	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $135 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $95 million, $27 million, and $13 million will be recognized in 2026, 2027 and thereafter through 2030, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront, and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Consolidated Balance Sheet. Total unexpired subscriptions as of December 31, 2024, were $187.1 million, substantially all of which was recognized as revenues during the year ended December 31, 2025.
4. Marketable Securities
The Company accounts for its marketable securities as AFS. The Company recorded $3.2 million and $1.1 million of pre-tax net unrealized gains in Accumulated Other Comprehensive Income (“AOCI”) as of December 31, 2025, and December 31, 2024, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of December 31, 2025, and December 31, 2024:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$200,604	$660	$(1)	$201,263
Corporate debt securities	185,007	451	(9)	185,449
Total short-term AFS securities	$385,611	$1,111	$(10)	$386,712
Long-term AFS securities
U.S. Treasury securities	$289,530	$1,372	$(3)	$290,899
Corporate debt securities	227,235	724	(43)	227,916
U.S. governmental agency securities	6,875	5	—	6,880
Total long-term AFS securities	$523,640	$2,101	$(46)	$525,695
THE NEW YORK TIMES COMPANY – P. 77

	December 31, 2024
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$203,238	$511	$(20)	$203,729
Corporate debt securities	153,988	415	(28)	154,375
Certificates of deposit	4,400	—	—	4,400
U.S. governmental agency securities	3,974	—	(4)	3,970
Total short-term AFS securities	$365,600	$926	$(52)	$366,474
Long-term AFS securities
U.S. Treasury securities	$154,936	$258	$(261)	$154,933
Corporate debt securities	190,772	544	(303)	191,013
Total long-term AFS securities	$345,708	$802	$(564)	$345,946
The following tables present the AFS securities as of December 31, 2025, and December 31, 2024, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Short-term AFS securities
U.S. Treasury securities	$—	$—	$3,936	$(1)	$3,936	$(1)
Corporate debt securities	10,811	(9)	—	—	10,811	(9)
Total short-term AFS securities	$10,811	$(9)	$3,936	$(1)	$14,747	$(10)
Long-term AFS securities
U.S. Treasury securities	$12,598	$(3)	$—	$—	$12,598	$(3)
Corporate debt securities	48,445	(43)	—	—	48,445	(43)
Total long-term AFS securities	$61,043	$(46)	$—	$—	$61,043	$(46)
P. 78 – THE NEW YORK TIMES COMPANY

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Short-term AFS securities
U.S. Treasury securities	$13,023	$(18)	$1,297	$(2)	$14,320	$(20)
Corporate debt securities	28,741	(28)	249	—	28,990	(28)
U.S. governmental agency securities	—	—	3,971	(4)	3,971	(4)
Total short-term AFS securities	$41,764	$(46)	$5,517	$(6)	$47,281	$(52)
Long-term AFS securities
U.S. Treasury securities	$64,325	$(261)	$—	$—	$64,325	$(261)
Corporate debt securities	68,163	(303)	—	—	68,163	(303)
Total long-term AFS securities	$132,488	$(564)	$—	$—	$132,488	$(564)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs. See Note 2 for factors we consider when assessing AFS securities for recognition of losses or allowance for credit losses.
As of December 31, 2025, and December 31, 2024, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of December 31, 2025, and December 31, 2024, we have recognized no impairment losses or allowance for credit losses related to AFS securities.
As of December 31, 2025, our short-term and long-term AFS securities had remaining maturities of less than one month to 12 months, and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value hierarchy of our AFS securities.
5. Goodwill and Intangibles
The changes in the carrying amount of goodwill as of December 31, 2025, and since December 31, 2023, were as follows:

(In thousands)	Total(1)
Balance as of December 31, 2023	$416,098
Foreign currency translation(2)	(3,925)
Balance as of December 31, 2024	412,173
Foreign currency translation(2)	(2,961)
Balance as of December 31, 2025	$409,212
(1)Prior periods presented have been recast to conform to the current presentation. See Note 1 for additional information.
(2)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
For the 2025 and 2024 annual impairment testing, based on our qualitative assessments, we concluded that goodwill is not impaired.
THE NEW YORK TIMES COMPANY – P. 79

The aggregate carrying amount of intangible assets of $229.4 million is included in Intangible Assets, net in our Consolidated Balance Sheet as of December 31, 2025. As of December 31, 2025, and December 31, 2024, the gross book value and accumulated amortization of the intangible assets with definite lives were as follows:

	December 31, 2025
(In thousands)	Gross book value	Accumulated amortization	Net book value	Weighted-Average Useful Life (Years)
Trademark(1)	$164,034	$(34,305)	$129,729	16.2
Existing subscriber base	136,500	(45,563)	90,937	8.2
Developed technology	38,401	(30,057)	8,344	1.2
Content archive	5,751	(5,385)	366	0.6
Total	$344,686	$(115,310)	$229,376	12.4
(1)Gross book value includes $1.4 million previously classified as an indefinite-lived intangible asset.

	December 31, 2024
(In thousands)	Gross book value	Accumulated amortization	Net book value	Weighted-Average Useful Life (Years)
Trademark	$162,618	$(25,951)	$136,667	17.3
Existing subscriber base	136,500	(34,313)	102,187	9.2
Developed technology	38,401	(22,719)	15,682	2.2
Content archive	5,751	(4,758)	993	1.6
Total	$343,270	$(87,741)	$255,529	13.1
During 2023, we recorded an impairment charge related to our indefinite-lived intangible asset. As a result of reduced long-term advertising and subscription revenue expectations for our Serial podcasts, we performed an interim quantitative impairment test for the Serial indefinite-lived intangible asset. We compared the fair value of the Serial trademark, calculated using a discounted cash flow model, to its carrying value and recorded an impairment charge of approximately $2.5 million for the year ended December 31, 2023. This charge is included in Impairment charges in our Consolidated Statement of Operations. The 2025, 2024 and 2023 annual impairment tests did not identify any impairments to indefinite-lived intangible assets. See Note 2 for factors that the Company considers when assessing indefinite-lived intangible assets for impairment.
Amortization expense for intangible assets included in Depreciation and amortization in our Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $27.6 million, $27.5 million and $29.3 million, respectively.
The estimated aggregate amortization expense for each of the following fiscal years ending December 31 is presented below:

(In thousands)	Amount
2026	$27,668
2027	20,525
2028	19,335
2029	19,250
2030	19,250
Thereafter	123,348
Total amortization expense	$229,376
P. 80 – THE NEW YORK TIMES COMPANY

6. Investments
Investments in Joint Ventures
Madison Paper Industries (“Madison”)
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
In 2023, we had a gain from joint ventures of $2.5 million, recorded in Gain from joint ventures in our Consolidated Statements of Operations, from our proportionate share of a distribution received from the final liquidation of Madison. In conjunction with this distribution, the Company purchased UPM’s 20% noncontrolling interest in the Company’s consolidated subsidiary and the Madison joint venture was dissolved.
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable equity securities revalued, sold or impaired are recognized in Interest income and other, net in our Consolidated Statement of Operations.
As of December 31, 2025, and December 31, 2024, non-marketable equity securities included in Miscellaneous assets in our Consolidated Balance Sheets had a carrying value of $24.7 million and $29.5 million, respectively. For the year ended December 31, 2025, we recorded impairments of $4.1 million as a result of the decline in financial condition of a company in which we hold a minority investment. The carrying value includes $15.3 million of unrealized gains and $4.2 million of unrealized losses as of December 31, 2025.
7. Property, Plant and Equipment, net
The following table presents the detail of property, plant and equipment, net as of December 31, 2025, and December 31, 2024:

(In thousands)	December 31, 2025	December 31, 2024
Equipment	$466,584	$452,081
Buildings, building equipment and improvements	744,507	736,608
Software(1)	77,467	78,244
Land	106,767	106,767
Assets in progress	12,378	20,628
Total, at cost	1,407,703	1,394,328
Less: accumulated depreciation and amortization	(945,338)	(905,512)
Property, plant and equipment, net	$462,365	$488,816
(1)Unamortized computer software costs were $10.4 million and $10.9 million as of December 31, 2025, and December 31, 2024, respectively.
Depreciation expense for property, plant and equipment assets included in Depreciation and amortization in our Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, were $57.4 million, $55.5 million and $56.8 million, respectively. This includes amortization of capitalized computer software costs of $7.5 million, $7.0 million and $7.8 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
Asset Retirements
During the years ended December 31, 2025, and December 31, 2024, as part of our annual assets review, the Company retired assets that were no longer in use with a cost of approximately $19.1 million and $20.9 million, respectively. The retirements in 2025 and 2024 were composed of mostly equipment and software. As a result of the retirements, the Company recorded $1.4 million and $0.9 million in write-offs for the years ended December 31, 2025 and December 31, 2024, respectively, which are reflected in General and administrative costs in our Consolidated Statements of Operations. For the year ended December 31, 2023, the Company recorded de minimis write-offs.
THE NEW YORK TIMES COMPANY – P. 81

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 31, 2025, and December 31, 2024, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 9.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, and December 31, 2024:

(In thousands)	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
U.S. Treasury securities	$201,263	$—	$201,263	$—	$203,729	$—	$203,729	$—
Corporate debt securities	185,449	—	185,449	—	154,375	—	154,375	—
Certificates of deposit	—	—	—	—	4,400	—	4,400	—
U.S. governmental agency securities	—	—	—	—	3,970	—	3,970	—
Total short-term AFS securities	$386,712	$—	$386,712	$—	$366,474	$—	$366,474	$—
Long-term AFS securities(1)
U.S. Treasury securities	$290,899	$—	$290,899	$—	$154,933	$—	$154,933	$—
Corporate debt securities	227,916	—	227,916	—	191,013	—	191,013	—
U.S. governmental agency securities	6,880	—	6,880	—	—	—	—	—
Total long-term AFS securities	$525,695	$—	$525,695	$—	$345,946	$—	$345,946	$—
Liabilities:
Deferred compensation(2)(3)	$11,740	$11,740	$—	$—	$13,230	$13,230	$—	$—
Contingent consideration	$—	$—	$—	$—	$1,608	$—	$—	$1,608
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
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Consolidated Balance Sheets, and were $40.2 million as of December 31, 2025, and $45.0 million as of December 31, 2024. The fair value of these assets is measured using the net asset value (“NAV”) per share (or its equivalent) and has not been classified in the fair value hierarchy.
P. 82 – THE NEW YORK TIMES COMPANY

Level 3 Liabilities
The contingent consideration liability is related to the 2020 acquisition of substantially all the assets and certain liabilities of Serial Productions, LLC, and represents contingent payments based on the achievement of certain operational targets, as defined in the acquisition agreement, over the five years following the acquisition. The Company estimated the fair value using a probability-weighted discounted cash flow model. The estimate of the fair value of contingent consideration requires subjective assumptions to be made regarding probabilities assigned to operational targets and the discount rate. As the fair value is based on significant unobservable inputs, this is a Level 3 liability. The contingent consideration liability as of December 31, 2024, is included in Accrued expenses and other in our Consolidated Balance Sheets.
The following table presents the changes in the balance of the contingent consideration liability during the year ended December 31, 2025, and December 31, 2024:

(In thousands)	December 31, 2025	December 31, 2024
Balance at the beginning of the period	$1,608	$4,991
Payments	(431)	(3,017)
Fair value adjustments(1)	(1,177)	(366)
Contingent consideration liability at the end of the period	$—	$1,608
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
THE NEW YORK TIMES COMPANY – P. 83

Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 31, 2025			December 31, 2024			December 31, 2023
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$6,644	$92	$6,736	$6,163	$73	$6,236	$5,669	$73	$5,742
Interest cost	52,869	8,347	61,216	53,503	8,856	62,359	56,793	9,218	66,011
Expected return on plan assets	(61,127)	—	(61,127)	(72,432)	—	(72,432)	(76,489)	—	(76,489)
Amortization and other costs	16,103	3,445	19,548	10,413	3,970	14,383	2,654	3,538	6,192
Amortization of prior service (credit)/cost	(1,945)	53	(1,892)	(1,945)	47	(1,898)	(1,945)	50	(1,895)
Effect of settlement	—	(32)	(32)	—	(40)	(40)	—	—	—
Net periodic pension cost/(credit)	$12,544	$11,905	$24,449	$(4,298)	$12,906	$8,608	$(13,318)	$12,879	$(439)
Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net actuarial loss	$17,535	$31,829	$19,100
Amortization of loss	(19,548)	(14,383)	(6,192)
Amortization of prior service credit	1,892	1,898	1,895
Effect of settlement	32	40	—
Total recognized in other comprehensive income	(89)	19,384	14,803
Net periodic pension cost/(credit)	24,449	8,608	(439)
Total recognized in net periodic benefit cost and other comprehensive income	$24,360	$27,992	$14,364
Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the future working lifetime for the ongoing plans and average life expectancy for the frozen plans.
We also contribute to defined contribution benefit plans. The amount of cost recognized for defined contribution benefit plans was approximately $51 million for 2025, $43 million for 2024 and $39 million for 2023, respectively.
P. 84 – THE NEW YORK TIMES COMPANY

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 31, 2025			December 31, 2024
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,026,326	$166,781	$1,193,107	$1,068,489	$180,556	$1,249,045
Service cost	6,644	92	6,736	6,163	73	6,236
Interest cost	52,869	8,347	61,216	53,503	8,856	62,359
Actuarial loss/(gain)	47,440	7,407	54,847	(27,816)	(5,843)	(33,659)
Settlements	—	(352)	(352)	—	—	—
Benefits paid	(116,900)	(16,333)	(133,233)	(74,013)	(16,793)	(90,806)
Effects of change in currency conversion	—	155	155	—	(68)	(68)
Benefit obligation at end of year	1,016,379	166,097	1,182,476	1,026,326	166,781	1,193,107
Change in plan assets
Fair value of plan assets at beginning of year	1,097,628	—	1,097,628	1,151,505	—	1,151,505
Actual return on plan assets	98,440	—	98,440	6,944	—	6,944
Employer contributions	13,147	16,685	29,832	13,192	16,793	29,985
Settlements	—	(352)	(352)	—	—	—
Benefits paid	(116,900)	(16,333)	(133,233)	(74,013)	(16,793)	(90,806)
Fair value of plan assets at end of year	1,092,315	—	1,092,315	1,097,628	—	1,097,628
Net amount recognized	$75,936	$(166,097)	$(90,161)	$71,302	$(166,781)	$(95,479)
Amount recognized in the Consolidated Balance Sheets
Pension assets	$75,936	$—	$75,936	$71,302	$—	$71,302
Current liabilities	—	(15,812)	(15,812)	—	(16,002)	(16,002)
Noncurrent liabilities	—	(150,285)	(150,285)	—	(150,779)	(150,779)
Net amount recognized	$75,936	$(166,097)	$(90,161)	$71,302	$(166,781)	$(95,479)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$467,784	$68,025	$535,809	$473,759	$64,031	$537,790
Prior service credit	(5,172)	389	(4,783)	(7,117)	442	(6,675)
Total	$462,612	$68,414	$531,026	$466,642	$64,473	$531,115
Benefit obligations decreased from $1.19 billion at December 31, 2024, to $1.18 billion at December 31, 2025, primarily due to benefit payments of $133.2 million, partially offset by actuarial losses of $54.8 million driven by a decrease in the discount rate. Benefit payments include a lump sum offer, completed in the fourth quarter of 2025, extended to certain active employees. This completed lump sum offer did not result in a settlement charge.
Benefit obligations decreased from $1.25 billion at December 31, 2023, to $1.19 billion at December 31, 2024, primarily due to benefit payments of $90.8 million and actuarial gains of $33.7 million driven by an increase in the discount rate.
THE NEW YORK TIMES COMPANY – P. 85

The accumulated benefit obligation for all pension plans was $1.16 billion and $1.18 billion as of December 31, 2025, and December 31, 2024, respectively.
Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets was as follows:

(In thousands)	December 31, 2025	December 31, 2024
Projected benefit obligation	$166,097	$166,781
Accumulated benefit obligation	$165,792	$166,486
Fair value of plan assets	$—	$—
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

	December 31, 2025	December 31, 2024
Discount rate	5.45%	5.73%
Rate of increase in compensation levels(1)	3.04%	7.28%
(1)3.04% for 2025 and 3.00% thereafter
The rate of increase in compensation levels is applicable only for the APP that has not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Discount rate for determining projected benefit obligation	5.73%	5.25%	5.66%
Discount rate in effect for determining service cost	6.05%	5.41%	5.59%
Discount rate in effect for determining interest cost	5.38%	5.19%	5.46%
Rate of increase in compensation levels(1)	3.04%	3.00%	3.00%
Expected long-term rate of return on assets	5.62%	5.93%	5.61%
(1)7.28% for 2024, 3.04% for 2025 and 3.00% thereafter
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

	December 31, 2025	December 31, 2024
Discount rate	5.25%	5.62%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for the foreign plan that has not been frozen.
P. 86 – THE NEW YORK TIMES COMPANY

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Discount rate for determining projected benefit obligation	5.62%	5.21%	5.64%
Discount rate in effect for determining interest cost	5.27%	5.16%	5.39%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
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
Plan Assets
The Pension Plan
The assets underlying the Pension Plan are managed by professional investment managers. These investment managers are selected and monitored by the pension investment committee, and composed of certain senior executives who are appointed by the Finance Committee of the Board of Directors of the Company. The Finance Committee is responsible for adopting our investment policy, which includes rules regarding the selection and retention of qualified advisors and investment managers. The pension investment committee is responsible for implementing and monitoring compliance with our investment policy, selecting and monitoring investment managers and communicating the investment guidelines and performance objectives to the investment managers.
Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. There were no minimum funding requirements during the years ended December 31, 2025, or December 31, 2024.
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
THE NEW YORK TIMES COMPANY – P. 87

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
The following asset allocation guidelines apply to the Return-Seeking Assets as of December 31, 2025:

Asset Category	Percentage Range			Actual
Public Equity	70%	-	100%	89%
Growth Fixed Income	0%	-	10%	0%
Alternatives	0%	-	10%	2%
Cash	0%	-	10%	9%
The asset allocations by asset category for both Liability-Hedging and Return-Seeking Assets, as of December 31, 2025, were as follows:

Asset Category	Percentage Range			Actual
Liability-Hedging	85.5%	-	90.5%	86%
Public Equity	6.7%	-	14.5%	12%
Growth Fixed Income	0%	-	1%	0%
Alternatives	0%	-	1%	1%
Cash	0%	-	1%	1%
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
The APP
The assets underlying the joint Company and The Guild sponsored plan are managed by professional investment managers. These investment managers are selected and monitored by the APP’s Board of Trustees (the “APP Trustees”). The APP Trustees are responsible for adopting an investment policy, implementing and monitoring compliance with that policy, selecting and monitoring investment managers, and communicating the investment guidelines and performance objectives to the investment managers.
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
P. 88 – THE NEW YORK TIMES COMPANY

The asset allocations by asset category as of December 31, 2025, were as follows:

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
Fair Value of Plan Assets
The fair value of the assets underlying the Pension Plan and the joint-sponsored APP by asset category are as follows:

	December 31, 2025
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$1,102	$—	$—	$—	$1,102
International Equities	19,424	—	—	—	19,424
Registered Investment Companies	55,082	—	—	—	55,082
Common/Collective Funds(1)	—	—	—	255,561	255,561
Fixed Income Securities:
Corporate Bonds	—	532,282	—	—	532,282
U.S. Treasury and Other Government Securities	—	77,377	—	—	77,377
Municipal and Provincial Bonds	—	26,698	—	—	26,698
Other	—	36,463	—	—	36,463
Cash and Cash Equivalents	—	—	—	86,583	86,583
Private Equity	—	—	—	1,743	1,743
Assets at Fair Value	$75,608	$672,820	$—	$343,887	$1,092,315
(1)The underlying assets of the common/collective funds primarily consist of equity and fixed income securities. The fair value in the above table represents our ownership share of the NAV of the underlying funds.
(2)Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy.
THE NEW YORK TIMES COMPANY – P. 89

	December 31, 2024
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset Value(2)
Asset Category	(Level 1)	(Level 2)	(Level 3)		Total
Equity Securities:
U.S. Equities	$523	$—	$—	$—	$523
International Equities	16,654	—	—	—	16,654
Registered Investment Companies	71,309	—	—	—	71,309
Common/Collective Funds(1)	—	—	—	249,033	249,033
Fixed Income Securities:
Corporate Bonds	—	534,310	—	—	534,310
U.S. Treasury and Other Government Securities	—	105,135	—	—	105,135
Municipal and Provincial Bonds	—	24,155	—	—	24,155
Other	—	31,441	—	—	31,441
Cash and Cash Equivalents	—	—	—	61,413	61,413
Private Equity	—	—	—	2,811	2,811
Hedge Fund	—	—	—	845	845
Assets at Fair Value	$88,486	$695,041	$—	$314,102	$1,097,629
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
Cash Flows
In 2025, we made contributions to the APP in the amount of $13.1 million. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $14 million in 2026.
P. 90 – THE NEW YORK TIMES COMPANY

The following benefit payments, which reflect future service for plans that have not been frozen, are expected to be paid:

	Plans
(In thousands)	Qualified	Non-Qualified	Total
2026	$90,278	$16,185	$106,463
2027	77,495	16,093	93,588
2028	78,037	15,986	94,023
2029	78,493	15,568	94,061
2030	78,675	14,905	93,580
2031-2035(1)	381,932	67,381	449,313
(1)While benefit payments under these plans are expected to continue beyond 2035, we have presented in this table only those benefit payments estimated over the next 10 years.
Multiemployer Plans
We contribute to three multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. Certain events, such as amendments to various collective bargaining agreements, the sale of the New England Media Group, a reduction in covered employees and the election by the Company to withdraw from certain plans, resulted in withdrawal liabilities due to multiemployer pension plans.
Our multiemployer pension plan withdrawal liability was approximately $60 million and $61 million as of December 31, 2025, and December 31, 2024, respectively. This liability represents the present value of the obligations related to complete and partial withdrawals that have already occurred.
The Company recorded a net $3.0 million charge, and net favorable adjustments of $3.0 million and $0.6 million, related to certain multiemployer pension plan liabilities for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. These were recorded in Multiemployer pension plan liability adjustments in our Consolidated Statement of Operations.
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
Our participation in significant plans for the fiscal period ended December 31, 2025, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information we received from the plan and is certified by the plan’s actuary. A plan is generally classified in critical status if a funding deficiency is projected within four to five years, depending on other criteria. A plan in critical status is classified in critical and declining status if it is projected to become insolvent in the next 15 to 20 years, depending on other criteria.
THE NEW YORK TIMES COMPANY – P. 91

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

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	(In thousands) Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2025	2024		2025	2024	2023(4)
CWA/ITU Negotiated Pension Plan	13-6212879-001	Critical as of 1/01/25	Critical and Declining as of 1/01/24	Implemented	$225	$233	$263	No	(1)
Newspaper and Mail Deliverers'-Publishers' Pension Fund(2)	13-6122251-001	Green as of 6/01/25	Green as of 6/01/24	N/A	693	702	703	No	3/30/2026
GCIU-Employer Retirement Benefit Plan(5)	91-6024903-001	N/A(5)	Critical and Declining as of 1/01/24	Implemented	—	47	54	No	3/30/2026
Pressmen's Publishers' Pension Fund(4)	13-6121627-001	N/A(3)	N/A(3)	N/A	—	—	41	No	3/30/2030
Paper-Handlers' - Publishers' Pension Fund(4)	13-6104795-001	N/A(6)	N/A(6)	N/A	—	—	95	Yes	3/30/2026
Contributions for individually significant plans					$918	$982	$1,156
Contributions for a plan not individually significant					$14	$22	$29
Total contributions					$932	$1,004	$1,185
(1)There are two collective bargaining agreements requiring contributions to this plan: Mailers, which expires March 30, 2027, and Typographers, which expires March 30, 2030.
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
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5% of Total Contributions (as of Plan’s Year-End)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2024 & 5/31/2023(1)
Pressmen’s Publisher’s Pension Fund	3/31/2023
Paper Handlers’-Publishers’ Pension Fund	3/31/2024 & 3/31/2023
(1) Form 5500 for the plan year ended 5/31/2025 was not available as of the date we filed our financial statements.
P. 92 – THE NEW YORK TIMES COMPANY

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
These health benefit obligations decreased from $17.4 million at December 31, 2024, to $15.3 million at December 31, 2025, primarily due to benefit payments, net of participation contributions of $2.2 million.
In connection with collective bargaining agreements, we also contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $22 million in 2025, $21 million in 2024 and $20 million in 2023.
10. Other
The components of the Other liabilities — Other balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2025	December 31, 2024
Deferred compensation	$11,740	$13,230
Noncurrent operating lease liabilities	36,596	37,255
Other liabilities	29,858	35,615
Total	$78,194	$86,100
See Note 8 for detail related to deferred compensation.
See Note 16 for detail related to noncurrent operating lease liabilities.
Other liabilities in the preceding table primarily included our self-insurance liabilities, post-employment liabilities, and contingent tax liability for uncertain tax positions as of December 31, 2025, and December 31, 2024.
Marketing Expenses
Marketing expense, the cost to promote our brand and our products, was $164.5 million, $152.5 million and $138.3 million for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Media expense, the primary component of marketing expense, which represents the cost to promote our subscription business, was $151.6 million, $138.8 million and $117.7 million for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. We expense these costs as incurred.
Interest income and other, net
Interest income and other, net, as shown in the accompanying Consolidated Statements of Operations, was as follows:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Interest income	$43,481	$37,502	$22,116
Interest expense	(1,167)	(1,017)	(1,014)
Impairment of a non-marketable equity security	(4,058)	—	—
Total interest income and other, net	$38,256	$36,485	$21,102
THE NEW YORK TIMES COMPANY – P. 93

Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of December 31, 2025, and December 31, 2024, from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	December 31, 2025	December 31, 2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$255,445	$199,448
Restricted cash included within miscellaneous assets	15,016	14,409
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$270,461	$213,857
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
As of December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of December 31, 2025, the Company was in compliance with the financial covenants contained in the Credit Facility.
Severance Costs
We recognized severance costs of $9.5 million, $7.5 million and $7.6 million for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. These costs are recorded in General and administrative costs in our Consolidated Statements of Operations.
We had a severance liability of $8.4 million and $4.8 million included in Accrued expenses and other in our Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024, respectively. We anticipate that the payments related to the 2025 liability will be made within the next twelve months.
Generative AI Litigation Costs
During the years ended December 31, 2025 and December 31, 2024, the Company recorded $13.3 million and $10.8 million, respectively, of pre-tax litigation-related costs in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with the development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 17 for additional information.
P. 94 – THE NEW YORK TIMES COMPANY

11. Income Taxes
The Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures (“ASU 2023-09”) on a retrospective basis. See Note 2 for additional information.
Income before income tax expense was attributable to the following jurisdictions:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
U.S.	$442,512	$378,092	$295,567
Foreign	8,744	5,331	7,021
Income before income taxes	$451,256	$383,423	$302,588
The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Current tax expense/(benefit)
Federal	$39,407	$54,547	$56,139
Foreign	2,681	2,360	2,590
State and local	26,659	24,751	30,901
Total current tax expense	68,747	81,658	89,630
Deferred tax expense/(benefit)
Federal	34,589	4,713	(12,715)
Foreign	(280)	—	—
State and local	4,219	3,227	(7,079)
Total deferred tax expense/(benefit)	38,528	7,940	(19,794)
Income tax expense	$107,275	$89,598	$69,836
THE NEW YORK TIMES COMPANY – P. 95

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, in accordance with the guidance in ASU 2023-09.

	December 31, 2025		December 31, 2024(1)		December 31, 2023(1)
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
U.S. Federal statutory tax rate	$94,764	21.0	$80,519	21.0	$63,544	21.0
State and local income taxes, net of Federal Income tax effect(2)	24,413	5.4	21,043	5.5	18,445	6.1
Foreign tax effects
Other foreign jurisdictions	2,201	0.5	2,572	0.7	2,448	0.8
Effect of cross-border tax laws
Foreign-derived intangible income	(2,957)	(0.7)	(4,706)	(1.2)	(3,985)	(1.3)
Tax credits
Research and development tax credits	(13,181)	(2.9)	(9,518)	(2.5)	(12,683)	(4.2)
Other	(2,894)	(0.6)	(3,825)	(1.0)	(2,209)	(0.7)
Changes in valuation allowances	439	0.1	2,092	0.5	—	—
Nontaxable or nondeductible Items
Nondeductible executive compensation	6,488	1.4	2,154	0.6	2,175	0.7
Stock-based awards (benefit)/expense	(3,829)	(0.8)	154	—	478	0.2
Other	1,436	0.3	881	0.2	(111)	—
Changes in unrecognized tax benefits	61	—	(1,728)	(0.5)	1,763	0.6
Other adjustments	334	0.1	(40)	—	(29)	—
Income tax expense	$107,275	23.8	$89,598	23.3	$69,836	23.2
(1)Prior periods presented have been recast to conform to the current presentation. See Note 2 for additional information.
(2)The majority (greater than 50 percent) of the tax effect in the state and local taxes was attributable to California, New York and New York City for the year ended December 31, 2025; California, Illinois, New Jersey, New York and New York City for the year ended December 31, 2024; and California, Massachusetts, New Jersey, New York and New York City for the year ended December 31, 2023.
P. 96 – THE NEW YORK TIMES COMPANY

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$52,828	$54,464
Accruals for other employee benefits, compensation, insurance and other	19,973	17,482
Net operating losses	26,999	35,837
Operating lease liabilities	12,911	12,643
Capitalized research and experimentation costs	50,705	94,930
Other	23,592	27,919
Gross deferred tax assets	$187,008	$243,275
Valuation allowance	(6,881)	(5,332)
Net deferred tax assets	$180,127	$237,943
Deferred tax liabilities
Property, plant and equipment	$21,510	$31,401
Intangible assets	68,062	73,536
Operating lease right-of-use assets	9,120	8,774
Other	8,638	12,835
Gross deferred tax liabilities	$107,330	$126,546
Net deferred tax asset	$72,797	$111,397
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes provisions retroactive to January 1, 2025, and, among other provisions, eliminates the requirement to capitalize and amortize domestic research and experimentation expenditures over five years and provides an election for taxpayers to deduct such expenditures in the year incurred. These changes resulted in lower cash tax payments during the fiscal year ended December 31, 2025.
Federal tax operating loss carryforwards acquired in connection with The Athletic Media Company acquisition totaled $20 million as of December 31, 2025. Such losses have remaining lives of up to 12 years. State tax operating loss carryforwards totaled $7.4 million as of December 31, 2025, and $6.9 million as of December 31, 2024. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives of up to 17 years. Foreign tax operating loss carryforwards totaled $1.1 million as of December 31, 2025, most of which have an indefinite carryforward period.
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
We had a valuation allowance totaling $6.9 million as of December 31, 2025, and $5.3 million as of December 31, 2024, for deferred tax assets primarily associated with net operating losses of U.S. and foreign subsidiaries and U.S. foreign tax credits, as we determined that these assets were not realizable on a more-likely-than-not basis.
THE NEW YORK TIMES COMPANY – P. 97

As of December 31, 2025, and December 31, 2024, Accumulated other comprehensive loss, net of income taxes in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $141 million and $140 million, respectively.
We had a prepaid income tax asset of $5.1 million as of December 31, 2025, compared with a prepaid income tax asset of $5.6 million as of December 31, 2024.
Total income taxes paid (net of refunds received), disaggregated by federal (national), state and local, and foreign taxes, were as follows:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Federal	$39,997	$79,000	$45,001
State and local	29,250	31,183	24,582
Foreign	2,699	2,908	2,231
Total income taxes paid (net of refunds)	$71,946	$113,091	$71,814
Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
State and local
California	$4,924	*	*
New York	5,300	*	6,500
New York City	6,762	*	5,100
*Jurisdiction below the threshold for the period presented.
A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of year	$4,932	$7,074	$5,528
Gross additions to tax positions taken during the current year	1,738	840	2,466
Gross additions to tax positions taken during the prior year	—	1,630	877
Gross reductions for tax positions taken during the prior year	(840)	(2,305)	(8)
Reductions from settlements with taxing authorities	(1,764)	(1,924)	(1,185)
Reductions from lapse of applicable statutes of limitations	(254)	(383)	(604)
Balance at end of year	$3,812	$4,932	$7,074
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $3 million and $4 million as of December 31, 2025, and December 31, 2024, respectively.
In 2025 and 2024, we recorded a $1.1 million and a $5.7 million income tax benefit, respectively, due to a reduction in the Company’s reserve for uncertain tax positions.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was $0.4 million and $2.5 million as of December 31, 2025, and December 31, 2024, respectively. The total amount of accrued interest and penalties was a net benefit of $2.1 million in 2025, a net expense of $0.5 million in 2024 and a net expense of $0.3 million in 2023.
P. 98 – THE NEW YORK TIMES COMPANY

With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2015. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
12. Earnings Per Share
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise or vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and ESPP could impact the diluted shares. The difference between basic and diluted shares was approximately 1.8 million, 1.4 million and 0.9 million as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. In 2025, 2024 and 2023, dilution resulted primarily from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive stock-settled long-term performance awards, restricted stock units and ESPP excluded from the computation of diluted earnings per share for the years ended 2025, 2024 and 2023.
13. Stock-Based Awards
As of December 31, 2025, the Company was authorized to grant stock-based compensation under its 2020 Incentive Compensation Plan (the “2020 Incentive Plan”), which became effective April 22, 2020. The 2020 Incentive Plan replaced the 2010 Incentive Compensation Plan (the “2010 Incentive Plan”).
The Company’s long-term incentive compensation program provides executives and certain employees the opportunity to earn shares of Class A Common Stock at the end of three-year performance cycles based in part on the achievement of financial goals tied to financial metrics and in part on stock price performance relative to companies in the Standard & Poor’s 500 Stock Index. In addition, the Company grants time-vested restricted stock units annually to executives and a number of employees. These are settled in shares of Class A Common Stock.
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
Total stock-based compensation expense included in the Consolidated Statement of Operations is as follows:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cost of revenue	$16,527	$16,829	$12,804
Sales and marketing	3,060	1,598	1,604
Product development	26,779	25,953	20,188
General and administrative	27,817	23,119	20,180
Total stock-based compensation expense	$74,183	$67,499	$54,776
THE NEW YORK TIMES COMPANY – P. 99

Restricted Stock Units
The 2010 Incentive Plan provided, and the 2020 Incentive Plan provides, for grants of other stock-based awards, including restricted stock units.
Outstanding stock-settled restricted stock units have been granted with a stated vesting period up to five years. Each restricted stock unit represents our obligation to deliver to the holder one share of Class A Common Stock upon vesting. The fair value of stock-settled restricted stock units is the average market price on the grant date. Changes in our Company’s stock-settled restricted stock units in 2025 were as follows:

	December 31, 2025
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period	2,631	$41
Granted	1,239	49
Vested	(1,168)	42
Forfeited	(277)	45
Outstanding at end of period	2,425	$45
Exercisable at end of period	243	$34
Unvested stock-settled restricted stock units at beginning of period	2,432	$42
Unvested stock-settled restricted stock units at end of period	2,182	$46
Unvested stock-settled restricted stock units expected to vest at end of period	1,990	$46
The intrinsic value of stock-settled restricted stock units vested was $58.5 million in 2025, $45.8 million in 2024 and $28.0 million in 2023. The intrinsic value of stock-settled restricted stock units outstanding was $168.3 million in 2025.
ESPP
In 2023, the Company adopted the ESPP, which provides eligible participating employees with the opportunity to purchase Class A Common Stock at a discounted price through payroll deductions of up to 5% of their base salary. Employees may withdraw from the offering no later than 15 days prior to the purchase date and obtain a refund of any accrued contributions withheld through payroll deductions. The purchase price of the Class A Common Stock under the ESPP for each offering is equal to 85% of the lower of the closing selling price per share of Class A Common Stock on the first day of the purchase period or on the last day of the purchase period. In 2023, there was only one six-month offering period. The fair value of the offering is estimated on the grant date using a Black-Scholes valuation model. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we issued approximately 238,000, 226,000 and 117,000 shares, respectively, under the ESPP.
P. 100 – THE NEW YORK TIMES COMPANY

Long-Term Incentive Compensation
The 2010 Incentive Plan provided, and the 2020 Incentive Plan provides, for grants of cash and stock-settled long-term incentive compensation awards to key executives payable at the end of three-year cycles based on the achievement of financial goals tied to financial metrics, on stock price performance relative to companies in the Standard & Poor’s 500 Stock Index and on fulfilling the service condition. Cash-settled awards are classified as a liability in our Consolidated Balance Sheets. Stock-settled awards are payable in Class A Common Stock and are classified within equity. These awards include service, market and performance conditions.
Prior to 2022, cash-settled awards were granted with three-year performance cycles and are based on the achievement of a specified financial performance measure. There were no payments for cash-settled awards in 2025, and payments of approximately $6 million in 2024 and $5 million in 2023.
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
Unrecognized Compensation Expense
As of December 31, 2025, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $81 million and is expected to be recognized over a weighted-average period of 1.44 years.
Reserved Shares
Any shares issued for the vesting of stock-settled restricted stock units and stock-settled performance awards have generally been from unissued reserved shares.
THE NEW YORK TIMES COMPANY – P. 101

Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 31, 2025	December 31, 2024
Stock-settled restricted stock units and stock-settled performance awards
Stock-settled restricted stock units	2,424	2,631
Stock-settled performance awards(1)	1,910	1,738
Outstanding	4,334	4,369
Available	9,823	10,618
Employee Stock Purchase Plan
Available	7,419	7,657
Total Outstanding	4,334	4,369
Total Available(2)	17,242	18,275
(1)The number of shares actually earned at the end of the multi-year performance period will vary, based on actual performance, from 0% to 200% of the target number of performance awards granted. The maximum number of shares that could be issued is included in the table above.
(2)As of December 31, 2025, the 2020 Incentive Plan had approximately 10 million shares of Class A Common Stock available for issuance upon the grant, exercise or other settlement of stock-based awards. This amount includes shares subject to awards under the 2010 Incentive Plan that were canceled, forfeited or otherwise terminated, or withheld to satisfy the tax withholding requirements, in accordance with the terms of the 2020 Incentive Plan.
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
As of both December 31, 2025, and December 31, 2024, there were 780,724 shares of Class B Common Stock issued and outstanding that may be converted into shares of Class A Common Stock.
The Ochs-Sulzberger Family Trust holds approximately 95% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
Our Board of Directors approved Class A Common Stock share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations.
During the year ended December 31, 2025, repurchases totaled approximately $165.3 million (excluding commissions and excise taxes). As of December 31, 2025, approximately $350.2 million remains available and authorized for repurchase.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 31, 2025.
P. 102 – THE NEW YORK TIMES COMPANY

The following table summarizes the changes in AOCI by component as of December 31, 2025:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain on Available-for-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(2,762)	$(363,874)	$830	$(365,806)
Other comprehensive (loss)/income before reclassifications, before tax	(2,882)	(16,800)	2,045	(17,637)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	17,624	—	17,624
Income tax (benefit)/expense	(761)	212	536	(13)
Net current-period other comprehensive (loss)/income, net of tax	(2,121)	612	1,509	—
Balance as of December 31, 2025	$(4,883)	$(363,262)	$2,339	$(365,806)
The following table summarizes the reclassifications from AOCI for the period ended December 31, 2025:

(In thousands)	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income components
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,892)	Other components of net periodic benefit (costs)/income
Amortization of actuarial loss(1)	19,548	Other components of net periodic benefit (costs)/income
Pension settlement charge	(32)	Other components of net periodic benefit (costs)/income
Total reclassification, before tax	17,624
Income tax expense	4,642	Income tax expense
Total reclassification, net of tax	$12,982
(1)These AOCI components are included in the computation of net periodic pension cost. See Note 9 for additional information.
THE NEW YORK TIMES COMPANY – P. 103

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
The following table presents segment information with respect to the Company’s single operating segment for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2025	December 31, 2024(1)	December 31, 2023(1)
Revenues
Subscription	$1,950,778	$1,788,207	$1,656,153
Advertising	565,993	506,311	505,206
Affiliate, licensing and other	308,147	291,401	264,793
Total revenues	$2,824,918	$2,585,919	$2,426,152
Less:
Cost of revenue (excluding depreciation and amortization)	$1,389,713	$1,309,514	$1,249,061
Sales and marketing	307,084	278,425	260,227
Product development	264,347	248,198	228,804
Adjusted general and administrative(2)	313,638	294,380	298,209
Total adjusted operating profit	$550,136	$455,402	$389,851
Less:
Other components of net periodic benefit costs/(income)	18,557	4,158	(2,737)
Depreciation and amortization	85,007	82,936	86,115
Severance	9,454	7,512	7,582
Multiemployer pension plan withdrawal costs	4,972	6,038	5,248
Generative AI Litigation Costs	13,321	10,800	—
Impairment charges	2,858	—	15,239
Multiemployer pension plan liability adjustments	2,967	(2,980)	(605)
Add:
Gain from joint ventures	—	—	2,477
Interest income and other, net	38,256	36,485	21,102
Income before income taxes	$451,256	$383,423	$302,588
(1)Prior periods presented have been recast to conform to the current presentation. See Note 1 for additional information.
(2)Excludes severance and multiemployer pension plan withdrawal costs.
P. 104 – THE NEW YORK TIMES COMPANY

16. Leases
Lessee activities
Operating leases
We have operating leases for office space and equipment. For all leases, a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, are recognized in the Consolidated Balance Sheets as of December 31, 2025, as described below.
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

(In thousands)	Classification in the Consolidated Balance Sheet	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	Right of use assets	$33,429	$32,315
Current operating lease liabilities	Accrued expenses and other	$12,125	$10,520
Noncurrent operating lease liabilities	Other	36,596	37,255
Total operating lease liabilities		$48,721	$47,775
The total lease cost for operating leases included in operating costs in our Consolidated Statement of Operations was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$12,459	$11,593	$12,026
Short-term and variable lease cost	1,969	2,111	1,645
Total lease cost	$14,428	$13,704	$13,671
The table below presents supplemental cash flow information:

	For the Twelve Months Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$14,178	$13,679	$13,476
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,657	$6,298	$2,850
The table below presents additional information regarding operating leases:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	4.7 years	5.6 years
Weighted-average discount rate	5.02%	5.10%
THE NEW YORK TIMES COMPANY – P. 105

Maturities of lease liabilities on an annual basis for the Company’s operating leases as of December 31, 2025, were as follows:

(In thousands)	Amount
2026	$14,010
2027	11,770
2028	9,808
2029	6,759
2030	6,592
Later years	6,234
Total lease payments	$55,173
Less: Interest	(6,452)
Present value of lease liabilities	$48,721
In June 2023, we ceased using certain leased office space in Long Island City, New York. As a result, we recorded non-cash impairment charges of $7.6 million and $5.1 million to the right-of-use assets and fixed assets, respectively. In December 2025, we recorded a non-cash impairment charge of $2.9 million for the remaining value of the right-of-use assets and fixed assets. The impairment amount was determined by comparing the fair value of the impacted asset group to its carrying value as of the measurement date, as required by ASC 360, Property, Plant and Equipment. The fair value of the asset group was based on estimated sublease income for the affected property, taking into consideration the time we expect it will take to obtain a sublease tenant and the expected applicable discount rates. The impairment is presented in Impairment charges in our Consolidated Statements of Operations.
Lessor activities
Our leases to third parties predominantly relate to office space in the Company Headquarters.
As of December 31, 2025, and December 31, 2024, the cost and accumulated depreciation related to the Company Headquarters included in Property, plant and equipment, net in our Consolidated Balance Sheet was approximately $529 million and $313 million, and $523 million and $294 million, respectively. Office space leased to third parties represents approximately 36% of gross square feet of the Company Headquarters.
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of excess land at our printing and distribution facility in College Point, N.Y. The transaction was accounted for as a sales-type lease and, as a result, we recognized a gain at the time of the lease commencement on April 11, 2022. On February 21, 2025, we finalized the sale and received net proceeds of approximately $33 million, which were recorded in Net cash provided by operating activities – Other assets in the Consolidated Statements of Cash Flows for the year ended December 31, 2025.
We generate building rental revenue from the floors in the Company Headquarters that we lease to third parties. The building rental revenue was as follows:

	For the Twelve Months Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Building rental revenue	$26,761	$26,605	$27,163
P. 106 – THE NEW YORK TIMES COMPANY

Maturities of lease payments to be received on an annual basis for the Company’s office space operating leases as of December 31, 2025, were as follows:

(In thousands)	Amount
2026	$29,344
2027	29,337
2028	14,708
2029	10,620
2030	10,873
Later Years	36,242
Total building lease payments from operating leases	$131,124
17. Commitments and Contingent Liabilities
Restricted Cash
We were required to maintain $15.0 million and $14.4 million of restricted cash as of December 31, 2025, and December 31, 2024, respectively, the majority of which is set aside to collateralize workers’ compensation obligations.
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of December 31, 2025, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), Open AI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part on May 28, 2025. The court permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
On December 5, 2025, we filed a lawsuit against Perplexity AI, Inc. (“Perplexity”) in the SDNY, alleging copyright infringement, trademark dilution and trademark infringement, related to Perplexity’s unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Perplexity from continuing its unlawful and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
18. Subsequent Events
Quarterly Dividend
In February 2026, the Company’s Board of Directors declared a $0.23 dividend per share on the Company’s Class A and Class B common stock, an increase of $0.05 per share from the previous quarter. The dividend is payable on April 16, 2026, to stockholders of record as of the close of business on April 1, 2026.
THE NEW YORK TIMES COMPANY – P. 107

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

(In thousands)	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 31, 2025	$12,118	$4,032	$4,744	$11,406
Year ended December 31, 2024	$12,800	$3,919	$4,601	$12,118
Year ended December 31, 2023	$12,260	$4,809	$4,269	$12,800
Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$5,332	$1,767	$218	$6,881
Year ended December 31, 2024	$3,240	$2,092	$1	$5,332
Year ended December 31, 2023	$4,258	$—	$1,018	$3,240
(1)Includes write-offs, net of recoveries.
P. 108 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter of 2025, we implemented a new cloud-based procure-to-pay system. In connection with this implementation, we are updating the design and documentation of our internal control processes and procedures relating to the new system, which went live in the first quarter of 2026.
There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
THE NEW YORK TIMES COMPANY – P. 109

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 1 — Election of Directors,” “Profiles of Nominees for the Board of Directors,” “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors,” “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts,” “Board of Directors and Corporate Governance — Director and Executive Stock Ownership Guidelines,” “Board Committees” and “Nominating & Governance Committee” of our Proxy Statement for the 2026 Annual Meeting of Stockholders.
The Board of Directors has adopted a code of ethics that applies not only to the principal executive officer, principal financial officer and principal accounting officer, as required by the SEC, but also to our Chairman. The current version of this code of ethics can be found on the Governance Documents section of our website at nytco.com/investors/#governance-documents. We intend to post any amendments to or waivers from the code of ethics that apply to our principal executive officer, principal financial officer or principal accounting officer on our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” (other than the section titled “Pay Versus Performance”) of our Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “General Information — The Ochs-Sulzberger Trust,” “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “Compensation of Executive Officers — Equity Compensation Plan Information” of our Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Related Person Transactions,” “Board of Directors and Corporate Governance — Independence of Directors” and “Board of Directors and Corporate Governance — Board Committees and Audit Committee Financial Experts” of our Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 2 — Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and including the section titled “Audit and Other Fees” of our Proxy Statement for the 2026 Annual Meeting of Stockholders.
P. 110 – THE NEW YORK TIMES COMPANY

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

Page
Consolidated Schedule for the Three Years Ended December 31, 2025
II – Valuation and Qualifying Accounts	108
(3) Exhibits
The exhibits listed in the accompanying index are filed as part of this report.
THE NEW YORK TIMES COMPANY – P. 111

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
(10.14)***
Second Amended and Restated Credit Agreement, dated as of June 13, 2025, among The New York Times Company, as borrower, the financial institutions party thereto as Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, National Association, U.S. Bank, National Association, and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BofA Securities, Inc., JPMorgan Chase Bank, National Association, U.S. Bank, National Association, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (filed as an Exhibit to the Company’s Form 8-K dated June 18, 2025, and incorporated by reference herein)

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

(10.17)	The New York Times Company 2020 Incentive Compensation Plan (filed as an Exhibit to the Company’s Registration Statement on Form S-8 dated April 22, 2020, and incorporated by reference herein).
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

(10.20)	The Company’s Savings Restoration Plan, amended and restated effective February 19, 2015 (filed as an Exhibit to the Company’s Form 10-Q filed November 4, 2015, and incorporated by reference herein).
(10.21)	The New York Times Company Executive Severance Plan (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2026, and incorporated by reference herein).
(10.22)	Form of Restrictive Covenant Agreement (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2026, and incorporated by reference herein).
(10.23)
Employment Letter Agreement, dated July 21, 2020, between the Company and Meredith Kopit Levien (filed as an Exhibit to the Company’s Form 8-K dated July 22, 2020, and incorporated by reference herein).

(10.24)
Amendment to the Employment Agreement between the Company and Meredith Kopit Levien, dated as of January 15, 2026 (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2026, and incorporated by reference herein).

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
THE NEW YORK TIMES COMPANY – P. 113

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
P. 114 – THE NEW YORK TIMES COMPANY

ITEM 16. FORM 10-K SUMMARY
None.

THE NEW YORK TIMES COMPANY – P. 115

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2026

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

Signature	Title	Date
/s/ A.G. Sulzberger	Chairman, Publisher and Director	February 27, 2026
/s/ Meredith Kopit Levien	Chief Executive Officer, President and Director (principal executive officer)	February 27, 2026
/s/ William Bardeen	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2026
/s/ R. Anthony Benten	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	February 27, 2026
/s/ Amanpal S. Bhutani	Director	February 27, 2026
/s/ Manuel Bronstein	Director	February 27, 2026
/s/ Beth Brooke	Director	February 27, 2026
/s/ Rachel Glaser	Director	February 27, 2026
/s/ Arthur Golden	Director	February 27, 2026
/s/ Brian P. McAndrews	Director	February 27, 2026
/s/ David Perpich	Director	February 27, 2026
/s/ John W. Rogers, Jr.	Director	February 27, 2026
/s/ Anuradha B. Subramanian	Director	February 27, 2026
/s/ Margot Golden	Director	February 27, 2026
/s/ Rebecca Van Dyck	Director	February 27, 2026

P. 116 – THE NEW YORK TIMES COMPANY