Form 10-Q
period 2026-03-31
NEW YORK TIMES CO
filed 2026-05-06
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

Number of shares of each class of the registrant’s common stock outstanding as of May 1, 2026 (exclusive of treasury shares):

Class A Common Stock	161,081,975	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters ended March 31, 2026 and March 31, 2025	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters ended March 31, 2026 and March 31, 2025	4
		Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the quarters ended March 31, 2026 and March 31, 2025	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended March 31, 2026 and March 31, 2025	6
		Notes to the Condensed Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item	3	Quantitative and Qualitative Disclosures About Market Risk	32
Item	4	Controls and Procedures	33

PART II		Other Information	34
Item	1	Legal Proceedings	34
Item	1A	Risk Factors	34
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item	5	Other Information	35
Item	6	Exhibits	36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$186,733	$255,445
Short-term marketable securities	407,790	386,712
Accounts receivable (net of allowances of $11,553 as of March 31, 2026, and $11,406 as of December 31, 2025)	234,857	290,823
Prepaid expenses	58,723	60,017
Other current assets	39,108	35,070
Total current assets	927,211	1,028,067
Other assets
Long-term marketable securities	512,666	525,695
Property, plant and equipment (less accumulated depreciation and amortization of $958,767 as of March 31, 2026, and $945,338 as of December 31, 2025)	459,708	462,365
Goodwill	407,788	409,212
Intangible assets, net	222,395	229,376
Deferred income taxes	61,565	72,830
Miscellaneous assets	268,018	269,545
Total assets	$2,859,351	$2,997,090
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$137,809	$135,623
Accrued payroll and other related liabilities	100,753	186,129
Unexpired subscriptions revenue	215,824	207,623
Accrued expenses and other	123,496	137,320
Total current liabilities	577,882	666,695
Other liabilities
Pension and postretirement benefits obligation	206,951	210,838
Other	73,037	78,194
Total other liabilities	279,988	289,032
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of March 31, 2026 – 179,798,017; as of December 31, 2025 – 178,951,695 (including treasury shares: as of March 31, 2026 – 18,682,134; as of December 31, 2025 – 17,902,769)	17,983	17,898
Class B – convertible – authorized and issued shares: as of March 31, 2026 – 780,724; as of December 31, 2025 – 780,724	78	78
Additional paid-in capital	378,296	411,532
Retained earnings	2,600,692	2,550,539
Common stock held in treasury, at cost	(629,226)	(572,878)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(6,300)	(4,883)
Funded status of benefit plans	(359,604)	(363,262)
Net unrealized (loss)/gain on available-for-sale securities	(438)	2,339
Total accumulated other comprehensive loss, net of income taxes	(366,342)	(365,806)
Total stockholders’ equity	2,001,481	2,041,363
Total liabilities and stockholders’ equity	$2,859,351	$2,997,090
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 31, 2026	March 31, 2025
Revenues
Subscription	$516,871	$464,257
Advertising	126,824	108,076
Affiliate, licensing and other	68,541	63,577
Total revenues	712,236	635,910
Operating costs
Cost of revenue (excluding depreciation and amortization)	362,936	334,637
Sales and marketing	77,263	65,959
Product development	70,193	66,539
General and administrative	86,452	79,913
Depreciation and amortization	20,563	21,378
Generative AI Litigation Costs	4,212	4,397
Multiemployer pension plan liability adjustment	—	4,453
Total operating costs	621,619	577,276
Operating profit	90,617	58,634
Other components of net periodic benefit costs	(3,582)	(4,638)
Interest income and other, net	11,283	9,972
Income before income taxes	98,318	63,968
Income tax expense	10,396	14,417
Net income	$87,922	$49,551
Average number of common shares outstanding:
Basic	162,040	163,779
Diluted	163,699	164,908
Basic earnings per share attributable to common stockholders	$0.54	$0.30
Diluted earnings per share attributable to common stockholders	$0.54	$0.30
Dividends declared per share	$0.23	$0.18
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2026	March 31, 2025
Net income	$87,922	$49,551
Other comprehensive income, before tax:
(Loss)/gain on foreign currency translation adjustments	(1,927)	2,488
Pension and postretirement benefits obligation	4,975	4,405
Net unrealized (loss)/gain on available-for-sale securities	(3,777)	1,021
Other comprehensive (loss)/income, before tax	(729)	7,914
Income tax (benefit)/expense	(193)	2,080
Other comprehensive (loss)/income, net of tax	(536)	5,834
Comprehensive income attributable to common stockholders	$87,386	$55,385
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended March 31, 2026 and March 31, 2025
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity

Balance, December 31, 2024	$17,869	$356,450	$2,325,142	$(406,446)	$(365,806)	$1,927,209
Net income	—	—	49,551	—	—	49,551
Dividends	—	—	(29,666)	—	—	(29,666)
Other comprehensive income	—	—	—	—	5,834	5,834
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 591,716 Class A shares	59	(20,536)	—	—	—	(20,477)
Performance-based awards – 145,624 Class A shares	15	(5,781)	—	—	—	(5,766)
Share Repurchases – 1,180,186 Class A shares	—	—	—	(59,182)	—	(59,182)
Stock-based compensation	—	17,353	—	—	—	17,353
Balance, March 31, 2025	$17,943	$347,486	$2,345,027	$(465,628)	$(359,972)	$1,884,856

Balance, December 31, 2025	$17,976	$411,532	$2,550,539	$(572,878)	$(365,806)	$2,041,363
Net income	—	—	87,922	—	—	87,922
Dividends	—	—	(37,769)	—	—	(37,769)
Other comprehensive loss	—	—	—	—	(536)	(536)
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 567,352 Class A shares	57	(31,158)	—	—	—	(31,101)
Performance-based awards – 278,970 Class A shares	28	(21,348)	—	—	—	(21,320)
Share Repurchases – 779,365 Class A shares	—	—	—	(56,348)	—	(56,348)
Stock-based compensation	—	19,270	—	—	—	19,270
Balance, March 31, 2026	$18,061	$378,296	$2,600,692	$(629,226)	$(366,342)	$2,001,481
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income	$87,922	$49,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,563	21,378
Amortization of right-of-use asset	2,762	2,329
Stock-based compensation expense	19,270	17,353
Multiemployer pension plan liability adjustment	—	4,453
Change in long-term retirement benefit obligations	(3,413)	(2,472)
Other – net	(719)	2,629
Changes in operating assets and liabilities:
Accounts receivable – net	55,966	57,016
Other assets	(735)	32,079
Accounts payable, accrued payroll and other liabilities	(98,641)	(92,257)
Unexpired subscriptions	8,201	6,623
Other noncurrent assets and liabilities	1,060	406
Net cash provided by operating activities	92,236	99,088
Cash flows from investing activities
Purchases of marketable securities	(129,210)	(168,265)
Maturities of marketable securities	116,696	161,931
Capital expenditures	(10,723)	(9,237)
Other – net	559	7,231
Net cash used in investing activities	(22,678)	(8,340)
Cash flows from financing activities
Dividends paid	(30,387)	(22,069)
Capital shares:
Repurchases	(56,348)	(58,957)
Share-based compensation tax withholding	(52,421)	(26,243)
Net cash used in financing activities	(139,156)	(107,269)
Net decrease in cash, cash equivalents and restricted cash	(69,598)	(16,521)
Effect of exchange rate changes on cash	(389)	(178)
Cash, cash equivalents and restricted cash at the beginning of the period	270,461	213,857
Cash, cash equivalents and restricted cash at the end of the period	$200,474	$197,158
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2026, and December 31, 2025, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the quarters ended March 31, 2026, and March 31, 2025. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations.
In the third quarter of 2025, the Company updated its internal reporting to reflect how the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker (“CODM”)) manages the business, and, as a result, the Company has determined it has one reportable segment and one reporting unit. Prior periods presented have been recast to conform to the current presentation. See Note 5 and Note 13 for additional information.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2026, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025, have not changed.
Recently Issued Accounting Pronouncements

Accounting Standard Updates	Topic	Effective Period	Summary
2024-03 2025-01	Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses	Fiscal years, beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	Requires entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. We are currently in the process of evaluating the impact of this guidance on the Company’s disclosures.
2025-06	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for and Disclosure of Internal-Use Software	Fiscal years, beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted at the beginning of an annual period.	Removes all references to software development project stages. Under the new guidance, entities are required to capitalize software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used as intended. We are currently in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.
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
Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), and retail commerce.
Subscription; advertising; and affiliate, licensing and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2026	As % of total	March 31, 2025	As % of total
Subscription	$516,871	72.6%	$464,257	73.0%
Advertising	126,824	17.8%	108,076	17.0%
Affiliate, licensing and other(1)	68,541	9.6%	63,577	10.0%
Total revenues	$712,236	100.0%	$635,910	100.0%
(1)Affiliate, licensing and other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.8 million and $6.7 million for the first quarters of 2026 and 2025, respectively.
The following table summarizes digital-only and print subscription revenues, which are components of subscription revenues above, for the quarters ended March 31, 2026, and March 31, 2025:

	For the Quarters Ended
(In thousands)	March 31, 2026	As % of total	March 31, 2025	As % of total
Digital-only subscription revenues(1)	$389,044	75.3%	$335,026	72.2%
Print subscription revenues(2)	127,827	24.7%	129,231	27.8%
Total subscription revenues	$516,871	100.0%	$464,257	100.0%
(1)Includes bundled and standalone subscriptions to our news product, as well as to The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and other subscriptions.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the quarters ended March 31, 2026, and March 31, 2025:

	For the Quarters Ended
(In thousands)	March 31, 2026	As % of total	March 31, 2025	As % of total
Digital advertising revenues	$93,255	73.5%	$70,866	65.6%
Print advertising revenues	33,569	26.5%	37,210	34.4%
Total advertising revenues	$126,824	100.0%	$108,076	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $116 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $70 million, $32 million and $14 million will be recognized in the remainder of 2026, 2027 and thereafter through 2030, respectively.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unexpired Subscriptions
Payments for subscriptions are typically due upfront, and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheets. Total unexpired subscriptions as of December 31, 2025, were $207.6 million, of which approximately $130.2 million was recognized as revenues during the quarter ended March 31, 2026.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $0.6 million and $3.2 million of pre-tax net unrealized losses and gains, respectively, in Accumulated other comprehensive income (“AOCI”) as of March 31, 2026, and December 31, 2025, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of March 31, 2026, and December 31, 2025:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$225,581	$435	$(37)	$225,979
Corporate debt securities	181,661	213	(63)	181,811
Total short-term AFS securities	$407,242	$648	$(100)	$407,790
Long-term AFS securities
U.S. Treasury securities	$279,132	$199	$(654)	$278,677
Corporate debt securities	227,827	111	(798)	227,140
U.S. governmental agency securities	6,876	—	(27)	6,849
Total long-term AFS securities	$513,835	$310	$(1,479)	$512,666

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$200,604	$660	$(1)	$201,263
Corporate debt securities	185,007	451	(9)	185,449
Total short-term AFS securities	$385,611	$1,111	$(10)	$386,712
Long-term AFS securities
U.S. Treasury securities	$289,530	$1,372	$(3)	$290,899
Corporate debt securities	227,235	724	(43)	227,916
U.S. governmental agency securities	6,875	5	—	6,880
Total long-term AFS securities	$523,640	$2,101	$(46)	$525,695

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of March 31, 2026, and December 31, 2025, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$46,227	$(30)	$3,950	$(7)	$50,177	$(37)
Corporate debt securities	68,855	(63)	—	—	68,855	(63)
Total short-term AFS securities	$115,082	$(93)	$3,950	$(7)	$119,032	$(100)
Long-term AFS securities
U.S. Treasury securities	$165,746	$(654)	$—	$—	$165,746	$(654)
Corporate debt securities	179,935	(798)	—	—	179,935	(798)
U.S. governmental agency securities	6,850	(27)	—	—	6,850	(27)
Total long-term AFS securities	$352,531	$(1,479)	$—	$—	$352,531	$(1,479)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$—	$—	$3,936	$(1)	$3,936	$(1)
Corporate debt securities	10,811	(9)	—	—	10,811	(9)
Total short-term AFS securities	$10,811	$(9)	$3,936	$(1)	$14,747	$(10)
Long-term AFS securities
U.S. Treasury securities	$12,598	$(3)	$—	$—	$12,598	$(3)
Corporate debt securities	48,445	(43)	—	—	48,445	(43)
Total long-term AFS securities	$61,043	$(46)	$—	$—	$61,043	$(46)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs.
As of March 31, 2026, and December 31, 2025, we did not intend to sell, and it was not likely that we would be required to sell, these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 31, 2026, and December 31, 2025, we have recognized no impairment losses or allowance for credit losses related to AFS securities.
As of March 31, 2026, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months, and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of March 31, 2026, and since December 31, 2024, were as follows:

(In thousands)	Total(1)
Balance as of December 31, 2024	$412,173
Foreign currency translation(2)	(2,961)
Balance as of December 31, 2025	409,212
Foreign currency translation(2)	(1,424)
Balance as of March 31, 2026	$407,788
(1)Prior periods presented have been recast to conform to the current presentation. See Note 1 for additional information.
(2)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of finite-lived intangible assets of $222.4 million is included in Intangible assets, net, in our Condensed Consolidated Balance Sheets as of March 31, 2026. As of March 31, 2026, and December 31, 2025, the gross book value and accumulated amortization of the finite-lived intangible assets were as follows:

	March 31, 2026
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$164,034	$(36,482)	$127,552	16.0
Existing subscriber base	136,500	(48,375)	88,125	7.9
Developed technology	38,401	(31,892)	6,509	1.0
Content archive	5,751	(5,542)	209	0.3
Total finite-lived intangibles	$344,686	$(122,291)	$222,395	12.3

	December 31, 2025
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$164,034	$(34,305)	$129,729	16.2
Existing subscriber base	136,500	(45,563)	90,937	8.2
Developed technology	38,401	(30,057)	8,344	1.2
Content archive	5,751	(5,385)	366	0.6
Total finite-lived intangibles	$344,686	$(115,310)	$229,376	12.4
Amortization expense for finite-lived intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $7.0 million and $6.8 million for the first quarters of 2026 and 2025, respectively. The estimated aggregate amortization expense for the remainder of 2026, and each of the following fiscal years ending December 31, is presented below:

(In thousands)
Remainder of 2026	$20,688
2027	20,525
2028	19,335
2029	19,250
2030	19,250
Thereafter	123,347
Total amortization expense	$222,395

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
As of March 31, 2026, and December 31, 2025, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $24.8 million and $24.7 million, respectively. The carrying value includes $15.3 million of unrealized gains and $4.2 million of unrealized losses as of March 31, 2026.
NOTE 7. OTHER
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of March 31, 2026, and March 31, 2025, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	March 31, 2026	March 31, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$186,733	$182,597
Restricted cash included within miscellaneous assets	13,741	14,561
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$200,474	$197,158
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
As of March 31, 2026, and December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of March 31, 2026, the Company was in compliance with the financial covenants contained in the Credit Facility.
Generative AI Litigation Costs
In the first quarters of 2026 and 2025, the Company recorded $4.2 million and $4.4 million, respectively, of pre-tax litigation-related costs in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.
College Point Land Sale
On December 9, 2020, we entered into an agreement to lease and subsequently sell approximately four acres of excess land at our printing and distribution facility in College Point, N.Y. The transaction was accounted for as a sales-type lease and, as a result, we recognized a gain at the time of the lease commencement on April 11, 2022. On February 21, 2025, we finalized the sale and received net proceeds of approximately $33 million, which were recorded in Net cash provided by operating activities – Other assets in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025:

(In thousands)	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
U.S. Treasury securities	$225,979	$—	$225,979	$—	$201,263	$—	$201,263	$—
Corporate debt securities	181,811	—	181,811	—	185,449	—	185,449	—
Total short-term AFS securities	$407,790	$—	$407,790	$—	$386,712	$—	$386,712	$—
Long-term AFS securities(1)
U.S. Treasury securities	$278,677	$—	$278,677	$—	$290,899	$—	$290,899	$—
Corporate debt securities	227,140	—	227,140	—	227,916	—	227,916	—
U.S. governmental agency securities	6,849	—	6,849	—	6,880	—	6,880	—
Total long-term AFS securities	$512,666	$—	$512,666	$—	$525,695	$—	$525,695	$—
Liabilities:
Deferred compensation(2)(3)	$9,020	$9,020	$—	$—	$11,740	$11,740	$—	$—
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
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $40.1 million as of March 31, 2026, and $40.2 million as of December 31, 2025. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.
NOTE 9. PENSION BENEFITS
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	March 31, 2026			March 31, 2025
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,977	$—	$1,977	$1,661	$—	$1,661
Interest cost	11,930	1,857	13,787	13,217	2,077	15,294
Expected return on plan assets	(15,358)	—	(15,358)	(15,282)	—	(15,282)
Amortization of actuarial loss	4,483	978	5,461	4,026	865	4,891
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost	$2,546	$2,835	$5,381	$3,136	$2,942	$6,078
During the first quarters of 2026 and 2025, we made pension contributions of $3.1 million and $2.9 million, respectively, to the APP. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $14 million in 2026.
Multiemployer Plans
During the first quarter of 2025, the Company recorded a $4.5 million charge related to a multiemployer pension plan liability adjustment. This adjustment is recorded in Multiemployer pension plan liability adjustment in our Condensed Consolidated Statements of Operations.
NOTE 10. INCOME TAXES
The Company had income tax expense of $10.4 million and $14.4 million in the first quarters of 2026 and 2025, respectively. The Company’s effective tax rates were 10.6% and 22.5% for the first quarters of 2026 and 2025, respectively. The decrease in income tax expense and effective income tax rate in the first quarter of 2026 was primarily due to a higher tax benefit from stock-based awards that settled in the first quarter of 2026.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes provisions retroactive to January 1, 2025, and, among other provisions, eliminates the requirement to capitalize and amortize domestic research and experimentation expenditures over five years and provides an election for taxpayers to deduct such expenditures in the year incurred. These changes will result in lower cash tax payments for fiscal year 2026.
The Organization for Economic Co-operation and Development (the “OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. A number of countries have enacted legislation to implement the core elements of Pillar Two, with certain rules becoming effective on January 1, 2024. Based on the Company’s analysis, this minimum tax does not have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 11. EARNINGS PER SHARE
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and Employee Stock Purchase Plan (“ESPP”) could impact the diluted shares. The difference between basic and diluted shares was approximately 1.7 million and 1.1 million in the first quarters of 2026 and 2025, respectively, and resulted from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the grant price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were approximately 0.3 million restricted stock units excluded from the computation of diluted earnings per share in the first quarter of 2026, because they were anti-dilutive. There were no restricted stock units excluded from the computation of diluted earnings per share in the first quarter of 2025. There were no anti-dilutive stock-settled long-term performance awards and ESPP excluded from the computation of diluted earnings per share in the first quarters of 2026 and 2025.

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
During the three months ended March 31, 2026, repurchases totaled approximately $56.3 million (excluding commissions and excise taxes), which fully utilized the 2023 authorization. As of March 31, 2026, approximately $293.9 million remains available and authorized for repurchases under the 2025 authorization.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of March 31, 2026:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(4,883)	$(363,262)	$2,339	$(365,806)
Other comprehensive loss before reclassifications, before tax	(1,927)	—	(3,777)	(5,704)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	4,975	—	4,975
Income tax (benefit)/expense	(510)	1,317	(1,000)	(193)
Net current-period other comprehensive (loss)/income, net of tax	(1,417)	3,658	(2,777)	(536)
Balance as of March 31, 2026	$(6,300)	$(359,604)	$(438)	$(366,342)
The following table summarizes the reclassifications from AOCI for the quarter ended March 31, 2026:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(486)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	5,461	Other components of net periodic benefit costs
Total reclassification, before tax	4,975
Income tax expense	1,317	Income tax expense
Total reclassification, net of tax	$3,658
(1)These AOCI components are included in the computation of net periodic benefit cost for pension benefits. See Note 9 for additional information.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025
Cost of revenue	$4,153	$4,291
Sales and marketing	832	578
Product development	6,837	6,617
General and administrative	7,448	5,867
Total stock-based compensation expense	$19,270	$17,353
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
In the third quarter of 2025, the Company revised its operating segments to align with how the CODM manages the business, and, as a result, the Company has determined it has one reportable segment. The segment is evaluated regularly on a consolidated basis by the Company’s CODM in assessing performance and allocating resources. The Company’s CODM uses adjusted operating profit (loss) to allocate resources during the annual budgeting and forecasting process and to assess the Company’s performance. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is presented below, along with a reconciliation to income before taxes. Asset information is not a measure of performance used by the Company’s CODM. Accordingly, we have not disclosed asset information.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents segment information with respect to the Company’s single operating segment for the first quarters ended March 31, 2026, and March 31, 2025:

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025(1)
Revenues
Subscription	$516,871	$464,257
Advertising	126,824	108,076
Affiliate, licensing and other	68,541	63,577
Total revenues	$712,236	$635,910
Less:
Cost of revenue (excluding depreciation and amortization)	$362,936	$334,637
Sales and marketing	77,263	65,959
Product development	70,193	66,539
Adjusted general and administrative(2)	83,906	76,077
Total adjusted operating profit	$117,938	$92,698
Less:
Other components of net periodic benefit costs	3,582	4,638
Depreciation and amortization	20,563	21,378
Severance	1,379	2,607
Multiemployer pension plan withdrawal costs	1,167	1,229
Generative AI Litigation Costs	4,212	4,397
Multiemployer pension plan liability adjustment	—	4,453
Add:
Interest income and other, net	11,283	9,972
Income before income taxes	$98,318	$63,968
(1)Prior periods presented have been recast to conform to the current presentation. See Note 1 for additional information.
(2)Excludes severance and multiemployer pension plan withdrawal costs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of March 31, 2026, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), OpenAI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part on May 28, 2025. The court permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
On December 5, 2025, we filed a lawsuit against Perplexity AI, Inc. (“Perplexity”) in the SDNY, alleging copyright infringement, trademark dilution and trademark infringement, related to Perplexity’s unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Perplexity from continuing its unlawful and infringing conduct and other relief. On February 27, 2026, Perplexity filed a partial motion to dismiss, seeking dismissal of one direct infringement claim (concerning the use of our content to create outputs), the contributory and vicarious infringement claim, and the trademark claims. In response to the motion, we filed an amended complaint on March 20, 2026. Perplexity filed a renewed partial motion to dismiss on April 17, 2026, addressing the same claims. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.

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
We generate revenues principally from the sale of subscriptions and advertising. Subscription revenues consist of revenues from standalone and multiproduct bundle subscriptions to our digital products and subscriptions to and single-copy and bulk sales of our print products. Advertising revenue is derived from the sale of our advertising products and services. Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in the New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), and retail commerce. Our main operating costs are employee-related costs.
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
In the third quarter of 2025, the Company updated its internal reporting to reflect how the Company’s President and Chief Executive Officer (who is the Company’s Chief Operating Decision Maker) manages the business, and, as a result, the Company has determined it has one reportable segment and one reporting unit.
Financial Highlights
•Total revenues increased 12.0% to $712.2 million in the first quarter of 2026 from $635.9 million in the first quarter of 2025.
•Total subscription revenues increased 11.3% to $516.9 million in the first quarter of 2026 from $464.3 million in the first quarter of 2025. Digital-only subscription revenues increased 16.1% to $389.0 million in the first quarter of 2026 from $335.0 million in the first quarter of 2025. The Company added approximately 310,000 net digital-only subscribers compared with the end of 2025, bringing the total number of subscribers to 13.08 million subscribers, including approximately 12.52 million digital-only subscribers. Compared with the end of the first quarter of 2025, there was a net increase of 1,460,000 digital-only subscribers. Digital-only average revenue per user (“ARPU”) increased 2.4% year-over-year to $9.77.
•Total advertising revenues increased 17.3% to $126.8 million in the first quarter of 2026 from $108.1 million in the first quarter of 2025, due to an increase in digital advertising revenues of 31.6% to $93.3 million.
•Affiliate, licensing and other revenues increased 7.8% to $68.5 million in the first quarter of 2026 from $63.6 million in the first quarter of 2025, as a result of higher licensing revenues.
•Operating costs increased 7.7% to $621.6 million in the first quarter of 2026 from $577.3 million in the first quarter of 2025. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased 9.4% to $594.3 million in the first quarter of 2026 from $543.2 million in the first quarter of 2025.
•Operating profit increased 54.5% to $90.6 million in the first quarter of 2026 from $58.6 million in the first quarter of 2025. Adjusted operating profit (“AOP”), defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased 27.2% to $117.9 million in the first quarter of 2026 from $92.7 million in the first quarter of 2025.

•Operating profit margin (operating profit expressed as a percentage of revenues) increased to 12.7% in the first quarter of 2026, compared with 9.2% in the first quarter of 2025. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased to 16.6% in the first quarter of 2026, compared with 14.6% in the first quarter of 2025.
•Diluted earnings per share were $0.54 and $0.30 for the first quarters of 2026 and 2025, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), were $0.61 and $0.41 for the first quarters of 2026 and 2025, respectively.
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
The newspaper industry has transitioned from being primarily print-focused to digital, resulting in secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse. Our printing and distribution costs have been impacted as a result of this transition, and may be further impacted in the future by higher costs, including those associated with raw materials, delivery and distribution and outside printing, or if they were to become subject to expanded or retaliatory tariffs.
We actively monitor industry trends and political and economic conditions, challenges and risks to remain flexible and to optimize and evolve our business as appropriate; however, the full impact they will have on our business, operations and financial results is uncertain and will depend on numerous factors and future developments. The risks related to our business are further described in the section titled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025	% Change
Revenues
Subscription	$516,871	$464,257	11.3%
Advertising	126,824	108,076	17.3%
Affiliate, licensing and other	68,541	63,577	7.8%
Total revenues	712,236	635,910	12.0%
Operating costs
Cost of revenue (excluding depreciation and amortization)	362,936	334,637	8.5%
Sales and marketing	77,263	65,959	17.1%
Product development	70,193	66,539	5.5%
General and administrative	86,452	79,913	8.2%
Depreciation and amortization	20,563	21,378	(3.8)%
Generative AI Litigation Costs	4,212	4,397	(4.2)%
Multiemployer pension plan liability adjustment	—	4,453	*
Total operating costs	621,619	577,276	7.7%
Operating profit	90,617	58,634	54.5%
Other components of net periodic benefit costs	(3,582)	(4,638)	(22.8)%
Interest income and other, net	11,283	9,972	13.1%
Income before income taxes	98,318	63,968	53.7%
Income tax expense	10,396	14,417	(27.9)%
Net income	$87,922	$49,551	77.4%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in the first quarters of 2026 and 2025). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile application), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
The following table summarizes digital-only and print subscription revenues for the first quarters of 2026 and 2025:

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025	% Change
Digital-only subscription revenues(1)	$389,044	$335,026	16.1%
Print subscription revenues(2)	127,827	129,231	(1.1)%
Total subscription revenues	$516,871	$464,257	11.3%
(1)Includes bundled subscriptions and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and other subscriptions.
Subscription revenues increased $52.6 million, or 11.3%, in the first quarter of 2026 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $54.0 million, or 16.1%, partially offset by a decrease in print subscription revenues of $1.4 million, or 1.1%. Average digital-only subscribers increased 1,460,000, or 13.2%, and digital-only ARPU (as defined below) increased $0.23, or 2.4%. The year-over-year increase in digital-only ARPU was driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers. Print subscription revenue decreased primarily due to a lower number of average home-delivery print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.

A subscriber is defined as a user who has subscribed (and for whom a valid method of payment has been provided) for the right to access one or more of the Company’s products. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
ARPU, a metric we calculate to track the revenue generation of our digital-only subscriber base, represents the average revenue per digital-only subscriber over a 28-day billing cycle during the applicable period.
The following table sets forth, for the five most recent fiscal quarters, (i) subscribers as of the end of the quarter and (ii) ARPU relating to digital-only subscribers for the quarter:

(In thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Digital-only subscribers(1)	12,520	12,210	11,760	11,300	11,060
Print subscribers(2)	560	570	570	580	600
Total subscribers	13,080	12,780	12,330	11,880	11,660

Digital-only ARPU(3)	$9.77	$9.72	$9.79	$9.64	$9.54
(1)Includes group corporate and group education subscriptions, and, as of the second quarter of 2025, subscribers related to family subscriptions. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate. Each family subscription is priced higher than a comparable individual subscription and is counted as one billed subscriber and one additional subscriber to reflect the additional entitlements in these subscriptions.
(2)Subscribers with a domestic home-delivery or mail print subscription to The New York Times, which includes access to our digital products.
(3)Beginning in the second quarter of 2025, ARPU metrics are calculated by dividing the digital-only subscription revenues in the quarter by the average number of digital-only subscribers (calculated as the weighted average of each month's daily average subscribers) divided by the number of days in the quarter multiplied by 28 to reflect a 28-day billing cycle. This change had a de minimis impact on ARPU.
The sum of individual metrics may not always equal total amounts indicated due to rounding. Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
The Company ended the first quarter of 2026 with approximately 13.08 million subscribers to its print and digital products, including approximately 12.52 million digital-only subscribers. Compared with the end of the fourth quarter of 2025, there was a net increase of approximately 310,000 digital-only subscribers. Compared with the end of the first quarter of 2025, there was a net increase of approximately 1,460,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 560,000 at the end of the first quarter of 2026, a net decrease of approximately 10,000 subscribers compared with the end of the fourth quarter of 2025 and a net decrease of approximately 40,000 subscribers compared with the end of the first quarter of 2025.
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
The following table summarizes digital and print advertising revenues for the first quarters of 2026 and 2025:

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025	% Change
Digital advertising revenues	$93,255	$70,866	31.6%
Print advertising revenues	33,569	37,210	(9.8)%
Total advertising revenues	$126,824	$108,076	17.3%

Digital advertising revenues, which represented 73.5% of total advertising revenues in the first quarter of 2026, increased $22.4 million, or 31.6%, to $93.3 million compared with $70.9 million in the same prior-year period. The increase was primarily a result of higher display revenues of $12.4 million, driven by strong marketer demand and growth in advertising supply, higher podcast revenues of $4.6 million, higher creative service fees of $2.7 million as a result of the volume of custom advertising campaigns and higher video revenues of $2.3 million. Display impressions increased 15%, while the average rate increased 5%.
Print advertising revenues, which represented 26.5% of total advertising revenues in the first quarter of 2026, decreased $3.6 million, or 9.8%, to $33.6 million compared with $37.2 million in the same prior-year period. The decrease was primarily due to a 13.5% decrease in revenues from column-inch ads, partially offset by a 4.3% increase in print advertising rate.
Affiliate, Licensing and Other Revenues
Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our Company Headquarters, and retail commerce.
Affiliate, licensing and other revenues increased $5.0 million, or 7.8%, in the first quarter of 2026 compared with the same prior-year period. The increase was primarily a result of higher licensing revenues.
Digital affiliate, licensing and other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $45.2 million and $40.1 million in the first quarters of 2026 and 2025, respectively.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025	% Change
Cost of revenue (excluding depreciation and amortization)	$362,936	$334,637	8.5%
Sales and marketing	77,263	65,959	17.1%
Product development	70,193	66,539	5.5%
General and administrative	86,452	79,913	8.2%
Depreciation and amortization	20,563	21,378	(3.8)%
Generative AI Litigation Costs	4,212	4,397	(4.2)%
Multiemployer pension plan liability adjustment	—	4,453	*
Total operating costs	$621,619	$577,276	7.7%
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
Cost of revenue in the first quarter of 2026 increased $28.3 million, or 8.5%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $24.6 million, higher digital content delivery costs of $2.1 million and higher subscriber servicing costs of $1.9 million. Advertising servicing and print production and distribution costs were relatively flat compared to prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms, as well as higher outside services costs. The increase in digital content delivery costs was largely due to higher cloud-related costs. The increase in subscriber servicing costs was largely due to higher credit card processing fees and commissions due to an increase in subscriptions.

Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the first quarter of 2026 increased $11.3 million, or 17.1%, compared with the same prior-year period. The increase was due to higher marketing costs of $6.4 million and higher sales costs of $4.9 million. The increase in marketing costs was primarily due to higher marketing and promotion expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees and higher incentive compensation.
Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
Product development costs in the first quarter of 2026 increased $3.7 million, or 5.5%, compared with the same prior-year period. The increase in the first quarter of 2026 was largely due to higher compensation and benefits expenses of $1.7 million driven by higher benefits costs, as well as higher outside services costs of $1.1 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the first quarter of 2026 increased $6.5 million, or 8.2%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $4.0 million driven by incentive compensation, higher outside services expenses and other miscellaneous expenses of $3.5 million, partially offset by lower severance expense of $1.2 million.
Depreciation and Amortization
Depreciation and amortization costs in the first quarter of 2026 decreased $0.8 million, or 3.8%, compared with the same prior-year period.
Generative AI Litigation Costs
In the first quarters of 2026 and 2025, the Company recorded $4.2 million and $4.4 million, respectively, of pre-tax litigation-related costs in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with the development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from discrete, complex and unusual proceedings and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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
The special item in 2026 consisted of:
•$4.2 million of Generative AI Litigation Costs ($3.1 million, or $0.02 per share, after tax).
The special items in 2025 consisted of:
•$4.5 million charge ($3.3 million, or $0.02 per share, after tax) related to a multiemployer pension plan liability adjustment; and
•$4.4 million of Generative AI Litigation Costs ($3.2 million, or $0.02 per share, after tax).
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
Management considers special items, which may include impairment charges, pension settlement charges, acquisition-related costs, and beginning in 2024, Generative AI Litigation Costs, as well as other items that arise from time to time, to be outside the ordinary course of our operations. Management believes that excluding these items provides a better understanding of the underlying trends in the Company’s operating performance and allows more accurate comparisons of the Company’s operating results to historical performance. Management determined to report Generative AI Litigation Costs as a special item and thus exclude them beginning in 2024 because, unlike other litigation expenses, which are not excluded, the Generative AI Litigation Costs arise from discrete, complex and unusual proceedings and do not, in management’s view, reflect the Company’s ongoing business operational performance. In addition, management excludes severance costs, which may fluctuate significantly from quarter to quarter, because it believes these costs do not necessarily reflect expected future operating costs and do not contribute to a meaningful comparison of the Company’s operating results to historical performance.

Excluded from our non-GAAP financial measures are non-operating retirement costs which are primarily tied to financial market performance including changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
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

	For the Quarters Ended
	March 31, 2026	March 31, 2025	% Change
Diluted earnings per share	$0.54	$0.30	80.0%
Add:
Amortization of acquired intangible assets	0.04	0.04	—
Severance	0.01	0.02	(50.0)%
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—
Other components of net periodic benefit costs	0.02	0.03	(33.3)%
Special items:
Generative AI Litigation Costs	0.02	0.03	(33.3)%
Multiemployer pension plan liability adjustment	—	0.03	*
Income tax expense of adjustments	(0.03)	(0.04)	(25.0)%
Adjusted diluted earnings per share(1)	$0.61	$0.41	48.8%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025	% Change
Operating profit	$90,617	$58,634	54.5%
Add:
Depreciation and amortization	20,563	21,378	(3.8)%
Severance	1,379	2,607	(47.1)%
Multiemployer pension plan withdrawal costs	1,167	1,229	(5.0)%
Generative AI Litigation Costs	4,212	4,397	(4.2)%
Multiemployer pension plan liability adjustment	—	4,453	*
Adjusted operating profit	$117,938	$92,698	27.2%
Divided by:
Revenue	$712,236	$635,910	12.0%
Operating profit margin	12.7%	9.2%	350 bps
Adjusted operating profit margin	16.6%	14.6%	200 bps
* Represents a change equal to or in excess of 100% or not meaningful.
Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)

	For the Quarters Ended
(In thousands)	March 31, 2026	March 31, 2025	% Change
Total operating costs	$621,619	$577,276	7.7%
Less:
Depreciation and amortization	20,563	21,378	(3.8)%
Severance	1,379	2,607	(47.1)%
Multiemployer pension plan withdrawal costs	1,167	1,229	(5.0)%
Generative AI Litigation Costs	4,212	4,397	(4.2)%
Multiemployer pension plan liability adjustment	—	4,453	*
Adjusted operating costs	$594,298	$543,212	9.4%
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months. As of March 31, 2026, we had cash, cash equivalents and short- and long-term marketable securities of $1.1 billion.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2026, the Board of Directors approved a quarterly dividend of $0.23 per share, an increase of $0.05 per share from the previous quarter, which was paid in April 2026. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open-market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. During the quarter ended March 31, 2026, repurchases totaled approximately $56.3 million (excluding commissions and excise taxes), which fully utilized the 2023 authorization, and we repurchased an additional $2.7 million (excluding commissions and excise taxes) between April 1, 2026, and May 1, 2026, leaving approximately $291.2 million remaining under the 2025 authorization.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes provisions retroactive to January 1, 2025, and, among other provisions, eliminates the requirement to capitalize and amortize domestic research and experimentation expenditures over five years. The OBBBA also provides an election for taxpayers to accelerate the remaining amortization of domestic research and experimentation expenditures that were previously capitalized for tax purposes over a two-year period. These changes resulted in lower cash tax payments of $65 million for the fiscal year ended December 31, 2025, and are expected to result in lower cash tax payments of approximately $60 million in total for the fiscal year ending December 31, 2026. The Company does not expect the majority of these cash flow benefits to recur beyond fiscal 2026.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended			For the Last Twelve Months Ended(1)
(In thousands)	March 31, 2026	March 31, 2025	% Change	March 31, 2026	March 31, 2025	% Change
Operating activities	$92,236	$99,088	(6.9)%	$577,637	$456,521	26.5%
Investing activities	$(22,678)	$(8,340)	*	$(235,654)	$(248,035)	(5.0)%
Financing activities	$(139,156)	$(107,269)	29.7%	$(338,026)	$(231,300)	46.1%
(1)Last twelve months represents performance covering the preceding 12 months relative to the last day of the quarter.
* Represents a change equal to or in excess of 100% or not meaningful.
Operating Activities
Cash from operating activities is generated by cash receipts from subscriptions; advertising sales; and affiliate, licensing and other revenues. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, marketing expenses and income taxes.
Net cash provided by operating activities decreased in the first quarter of 2026 compared with the same prior-year period primarily due to nonrecurring net proceeds from the sale of land in 2025, as well as higher cash payments for incentive compensation, partially offset by higher net income in the current year.
Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first quarter of 2026 was primarily related to $12.5 million in net purchases of marketable securities and capital expenditures of $10.7 million.

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
Net cash used in financing activities in the first quarter of 2026 was primarily related to share repurchases of $56.3 million, share-based compensation tax withholding payments of $52.4 million and dividend payments of $30.4 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the first three months of 2026 and 2025:

	For the Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Net cash provided by operating activities(1)	$92,236	$99,088
Less: Capital expenditures	(10,723)	(9,237)
Free cash flow	$81,513	$89,851
(1)Net cash provided by operating activities in the first three months of 2025 included net proceeds of approximately $33 million in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., which was finalized in February 2025.
Free cash flow in the first quarter of 2026 was $81.5 million compared with $89.9 million in 2025. Free cash flow decreased primarily due to lower cash provided by operating activities, as discussed above.
The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the last twelve months ended March 31, 2026 and 2025:

	For the Last Twelve Months Ended(1)
(In thousands)	March 31, 2026	March 31, 2025
Net cash provided by operating activities(2)(3)	$577,637	$456,521
Less: Capital expenditures	(35,470)	(31,986)
Free cash flow	$542,167	$424,535
(1)Last twelve months represents performance covering the preceding 12 months relative to the last day of the quarter.
(2)Net cash provided by operating activities in the last twelve months ended March 31, 2026, was impacted by lower cash tax payments as a result of the OBBBA, as discussed above.
(3)Net cash provided by operating activities in the last twelve months ended March 31, 2025, included net proceeds of approximately $33 million in connection with the sale of excess land in 2025, as discussed above.
Net cash provided by operating activities increased in the last twelve months ended March 31, 2026, to $577.6 million compared with $456.5 million in the same prior-year period primarily due to higher net income and lower tax payments as a result of the OBBBA, as discussed above, partially offset by nonrecurring net proceeds from the sale of land in 2025. Free cash flow for the last twelve months ended March 31, 2026, was $542.2 million compared with $424.5 million in the last twelve months ended March 31, 2025. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.

Restricted Cash
We were required to maintain $13.7 million of restricted cash as of March 31, 2026, and $15.0 million as of December 31, 2025, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $11 million and $8 million in the first quarters of 2026 and 2025, respectively. The cash payments related to capital expenditures totaled approximately $11 million and $9 million in the first quarters of 2026 and 2025, respectively.
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
As of both March 31, 2026, and December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of March 31, 2026, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of March 31, 2026, our critical accounting policies have not changed from December 31, 2025.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Terms such as “aim,” “anticipate,” “believe,” “confidence,” “contemplate,” “continue,” “conviction,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “optimistic,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or similar statements or variations of such words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such terms. Forward-looking statements are based upon our current expectations, estimates and assumptions and involve risks and uncertainties that change over time; actual results could differ materially from those predicted by such forward-looking statements. These risks and uncertainties include, but are not limited to: significant competition in all aspects of our business; our ability to grow the size and profitability of our audience and subscriber base; our dependence on third-party platforms for attracting, retaining and monetizing a significant portion of our users and for our ability to maintain and grow our licensing revenues; our dependence on user and other metrics that are subject to inherent challenges in measurement; numerous factors that affect our advertising revenues, including market dynamics, evolving digital advertising trends and the evolution of our strategy; the risks and challenges associated with investments we make in new and existing products and services; damage to our brand or reputation from negative perceptions or publicity or otherwise; risks associated with generative artificial intelligence technology; economic, market and political conditions or other events or conditions; risks associated with the international scope of our business and foreign operations; significant disruptions in our newsprint supply chain or newspaper printing and distribution channels or a significant increase in the costs to print and distribute our newspaper; risks associated with expectations relating to governance, environmental and social matters, and any related reporting obligations; risks associated with acquisitions, divestitures, investments and other strategic transactions; risks associated with litigation or governmental investigations; our ability to protect our intellectual property; claims against us of intellectual property infringement; our ability to improve and scale our technical and data infrastructure; security incidents and other network and information systems disruptions; our ability to comply with evolving laws and regulations with respect to privacy, data protection and consumer marketing and subscriptions practices; payment processing risk; our dependence on continued and unimpeded access to the internet and cloud-based hosting services we utilize; risks associated with attracting and maintaining a highly talented workforce; the impact of labor negotiations and collective bargaining agreements; potential limits on our operating flexibility due to the fixed nature of our employee-related and printing and distribution costs; the effects of the size and volatility of our pension plan obligations; liabilities that may result from our participation in multiemployer pension plans; our ability to meet our publicly announced guidance and/or targets; the effects of restrictions on our operations as a result of the terms of our credit facility; potential limits on our future access to capital markets and other financing options; and the concentration of control of our company due to our dual-class capital structure.
More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2025, details our disclosures about market risk. As of March 31, 2026, there were no material changes in our market risks from December 31, 2025.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fourth quarter of 2025, we implemented a new cloud-based procure-to-pay system. In connection with this implementation, we updated the design and documentation of our internal control processes and procedures relating to the new system in the first quarter of 2026.
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of March 31, 2026, is believed to be reasonably possible.
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
On December 5, 2025, we filed a lawsuit against Perplexity AI, Inc. (“Perplexity”) in the SDNY, alleging copyright infringement, trademark dilution and trademark infringement, related to Perplexity’s unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Perplexity from continuing its unlawful and infringing conduct and other relief. On February 27, 2026, Perplexity filed a partial motion to dismiss, seeking dismissal of one direct infringement claim (concerning the use of our content to create outputs), the contributory and vicarious infringement claim, and the trademark claims. In response to the motion, we filed an amended complaint on March 20, 2026. Perplexity filed a renewed partial motion to dismiss on April 17, 2026, addressing the same claims. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
January 1, 2026 – January 31, 2026	220,628	$71.38	220,628	$334,439,000
February 1, 2026 – February 28, 2026	537,892	$72.40	537,892	$295,493,000
March 1, 2026 – March 31, 2026	20,845	$78.52	20,845	$293,856,000
Total for the first quarter of 2026	779,365	$72.30	779,365	$293,856,000
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

Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.

10.1	The New York Times Company Executive Severance Plan (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2026, and incorporated by reference herein).
10.2	Form of Restrictive Covenant Agreement (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2026, and incorporated by reference herein).
10.3
Amendment to the Employment Agreement between the Company and Meredith Kopit Levien, dated as of January 15, 2026 (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2026, and incorporated by reference herein).

10.4	2026-2030 Performance Award Agreement under the Company’s 2020 Incentive Compensation Plan, dated February 26, 2026, between the Company and Meredith Kopit Levien.
10.5	Restricted Stock Unit Award Agreement under the Company’s 2020 Incentive Compensation Plan, dated February 26, 2026, between the Company and Meredith Kopit Levien.
31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	May 6, 2026	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)