Form 10-Q
period 2026-06-30
NEW YORK TIMES CO
filed 2026-08-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

Number of shares of each class of the registrant’s common stock outstanding as of July 31, 2026 (exclusive of treasury shares):

Class A Common Stock	160,502,862	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and six months ended June 30, 2026 and June 30, 2025	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and six months ended June 30, 2026 and June 30, 2025	4
		Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the quarters and six months ended June 30, 2026 and June 30, 2025	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2026 and June 30, 2025	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures About Market Risk	34
Item	4	Controls and Procedures	35

PART II		Other Information	36
Item	1	Legal Proceedings	36
Item	1A	Risk Factors	36
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item	5	Other Information	37
Item	6	Exhibits	38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$232,657	$255,445
Short-term marketable securities	428,155	386,712
Accounts receivable (net of allowances of $11,866 as of June 30, 2026, and $11,406 as of December 31, 2025)	236,026	290,823
Prepaid expenses	68,037	60,017
Other current assets	58,334	35,070
Total current assets	1,023,209	1,028,067
Other assets
Long-term marketable securities	555,497	525,695
Property, plant and equipment (less accumulated depreciation and amortization of $965,710 as of June 30, 2026, and $945,338 as of December 31, 2025)	455,178	462,365
Goodwill	407,204	409,212
Intangible assets, net	215,414	229,376
Deferred income taxes	49,600	72,830
Miscellaneous assets	278,428	269,545
Total assets	$2,984,530	$2,997,090
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$154,993	$135,623
Accrued payroll and other related liabilities	148,739	186,129
Unexpired subscriptions revenue	211,210	207,623
Accrued expenses and other	132,779	137,320
Total current liabilities	647,721	666,695
Other liabilities
Pension and postretirement benefits obligation	211,398	210,838
Other	77,875	78,194
Total other liabilities	289,273	289,032
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of June 30, 2026 – 179,911,294; as of December 31, 2025 – 178,951,695 (including treasury shares: as of June 30, 2026 – 19,155,825; as of December 31, 2025 – 17,902,769)	17,994	17,898
Class B – convertible – authorized and issued shares: as of June 30, 2026 – 780,724; as of December 31, 2025 – 780,724	78	78
Additional paid-in capital	402,642	411,532
Retained earnings	2,656,665	2,550,539
Common stock held in treasury, at cost	(664,838)	(572,878)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(6,979)	(4,883)
Funded status of benefit plans	(355,934)	(363,262)
Net unrealized (loss)/gain on available-for-sale securities	(2,092)	2,339
Total accumulated other comprehensive loss, net of income taxes	(365,005)	(365,806)
Total stockholders’ equity	2,047,536	2,041,363
Total liabilities and stockholders’ equity	$2,984,530	$2,997,090
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Subscription	$537,880	$481,420	$1,054,751	$945,677
Advertising	149,123	133,974	275,947	242,050
Affiliate, licensing and other	75,452	70,479	143,993	134,056
Total revenues	762,455	685,873	1,474,691	1,321,783
Operating costs
Cost of revenue (excluding depreciation and amortization)	367,841	338,779	730,777	673,416
Sales and marketing	85,509	69,165	162,772	135,124
Product development	70,350	63,940	140,543	130,479
General and administrative	85,767	82,552	172,219	162,465
Depreciation and amortization	21,123	21,396	41,686	42,774
Generative AI Litigation Costs	4,628	3,490	8,840	7,887
Multiemployer pension plan liability adjustments	9,219	—	9,219	4,453
Total operating costs	644,437	579,322	1,266,056	1,156,598
Operating profit	118,018	106,551	208,635	165,185
Other components of net periodic benefit costs	(3,637)	(4,639)	(7,219)	(9,277)
Interest income and other, net	10,834	9,752	22,117	19,724
Income before income taxes	125,215	111,664	223,533	175,632
Income tax expense	31,797	28,719	42,193	43,136
Net income	$93,418	$82,945	$181,340	$132,496
Average number of common shares outstanding:
Basic	162,038	163,331	162,057	163,576
Diluted	163,042	164,346	163,374	164,787
Basic earnings per share attributable to common stockholders	$0.58	$0.51	$1.12	$0.81
Diluted earnings per share attributable to common stockholders	$0.57	$0.50	$1.11	$0.80
Dividends declared per share	$0.23	$0.18	$0.46	$0.36
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$93,418	$82,945	$181,340	$132,496
Other comprehensive income, before tax:
Loss on foreign currency translation adjustments	(919)	(4,850)	(2,846)	(2,362)
Pension and postretirement benefits obligation	4,974	4,406	9,949	8,811
Net unrealized (loss)/gain on available-for-sale securities	(2,239)	159	(6,016)	1,180
Other comprehensive income/(loss), before tax	1,816	(285)	1,087	7,629
Income tax expense/(benefit)	479	(76)	286	2,004
Other comprehensive income/(loss), net of tax	1,337	(209)	801	5,625
Comprehensive income attributable to common stockholders	$94,755	$82,736	$182,141	$138,121
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended June 30, 2026 and June 30, 2025
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity

Balance, March 31, 2025	$17,943	$347,486	$2,345,027	$(465,628)	$(359,972)	$1,884,856
Net income	—	—	82,945	—	—	82,945
Dividends	—	—	(29,867)	—	—	(29,867)
Other comprehensive loss	—	—	—	—	(209)	(209)
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 34,065 Class A shares	4	(1,280)	—	—	—	(1,276)
Employee stock purchase plan – 117,191 Class A shares	12	5,199	—	—	—	5,211
Share repurchases – 460,136 Class A shares	—	—	—	(23,755)	—	(23,755)
Stock-based compensation	—	17,803	—	—	—	17,803
Balance, June 30, 2025	$17,959	$369,208	$2,398,105	$(489,383)	$(360,181)	$1,935,708

Balance, March 31, 2026	$18,061	$378,296	$2,600,692	$(629,226)	$(366,342)	$2,001,481
Net income	—	—	93,418	—	—	93,418
Dividends	—	—	(37,445)	—	—	(37,445)
Other comprehensive income	—	—	—	—	1,337	1,337
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 21,644 Class A shares	2	(1,075)	—	—	—	(1,073)
Employee stock purchase plan – 91,633 Class A shares	9	5,429	—	—	—	5,438
Share repurchases – 473,691 Class A shares	—	—	—	(35,612)	—	(35,612)
Stock-based compensation	—	19,992	—	—	—	19,992
Balance, June 30, 2026	$18,072	$402,642	$2,656,665	$(664,838)	$(365,005)	$2,047,536
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2026 and June 30, 2025
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity
Balance, December 31, 2024	$17,869	$356,450	$2,325,142	$(406,446)	$(365,806)	$1,927,209
Net income	—	—	132,496	—	—	132,496
Dividends	—	—	(59,533)	—	—	(59,533)
Other comprehensive income	—	—	—	—	5,625	5,625
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 625,781 Class A shares	63	(21,816)	—	—	—	(21,753)
Performance-based awards – 145,624 Class A shares	15	(5,781)	—	—	—	(5,766)
Employee stock purchase plan – 117,191 Class A shares	12	5,199	—	—	—	5,211
Share repurchases – 1,640,322 Class A shares	—	—	—	(82,937)	—	(82,937)
Stock-based compensation	—	35,156	—	—	—	35,156
Balance, June 30, 2025	$17,959	$369,208	$2,398,105	$(489,383)	$(360,181)	$1,935,708

Balance, December 31, 2025	$17,976	$411,532	$2,550,539	$(572,878)	$(365,806)	$2,041,363
Net income	—	—	181,340	—	—	181,340
Dividends	—	—	(75,214)	—	—	(75,214)
Other comprehensive income	—	—	—	—	801	801
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 588,996 Class A shares	59	(32,233)	—	—	—	(32,174)
Performance-based awards – 278,970 Class A shares	28	(21,348)	—	—	—	(21,320)
Employee stock purchase plan – 91,633 Class A shares	9	5,429	—	—	—	5,438
Share repurchases – 1,253,056 Class A shares	—	—	—	(91,960)	—	(91,960)
Stock-based compensation	—	39,262	—	—	—	39,262
Balance, June 30, 2026	$18,072	$402,642	$2,656,665	$(664,838)	$(365,005)	$2,047,536
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income	$181,340	$132,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,686	42,774
Amortization of right-of-use asset	5,413	4,665
Stock-based compensation expense	39,262	35,156
Multiemployer pension plan liability adjustments	9,219	4,453
Change in long-term retirement benefit obligations	(7,205)	(5,063)
Other – net	(1,406)	1,067
Changes in operating assets and liabilities:
Accounts receivable – net	54,797	38,452
Other assets	1,232	29,271
Accounts payable, accrued payroll and other liabilities	(41,811)	(75,334)
Unexpired subscriptions	3,587	2,930
Other noncurrent assets and liabilities	386	1,859
Net cash provided by operating activities	286,500	212,726
Cash flows from investing activities
Purchases of marketable securities	(301,109)	(300,360)
Maturities of marketable securities	224,755	260,305
Capital expenditures	(20,834)	(19,573)
Other – net	453	7,546
Net cash used in investing activities	(96,735)	(52,082)
Cash flows from financing activities
Dividends paid	(67,574)	(51,670)
Capital shares:
Repurchases	(91,780)	(82,561)
Share-based compensation tax withholding	(53,495)	(27,520)
Net cash used in financing activities	(212,849)	(161,751)
Net decrease in cash, cash equivalents and restricted cash	(23,084)	(1,107)
Effect of exchange rate changes on cash	(858)	207
Cash, cash equivalents and restricted cash at the beginning of the period	270,461	213,857
Cash, cash equivalents and restricted cash at the end of the period	$246,519	$212,957
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2026, and December 31, 2025, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended June 30, 2026, and June 30, 2025. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2026, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025, have not changed.
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
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes (i) display revenue (which includes website and mobile applications); and (ii) non-display revenues generated from advertisements placed in audio, email, and video, as well as revenues generated by creative services fees. Advertisements are sold either directly to marketers by our advertising sales teams or, for a smaller proportion of advertising revenue, through programmatic auctions run by third-party ad exchanges. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts.
Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our New York headquarters building located at 620 Eighth Avenue, New York, New York (the “Company Headquarters”), our live events business and retail commerce.
Subscription; advertising; and affiliate, licensing and other revenues were as follows:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2026	As % of total	June 30, 2025	As % of total	June 30, 2026	As % of total	June 30, 2025	As % of total
Subscription	$537,880	70.5%	$481,420	70.2%	$1,054,751	71.5%	$945,677	71.5%
Advertising	149,123	19.6%	133,974	19.5%	275,947	18.7%	242,050	18.3%
Affiliate, licensing and other(1)	75,452	9.9%	70,479	10.3%	143,993	9.8%	134,056	10.2%
Total revenues	$762,455	100.0%	$685,873	100.0%	$1,474,691	100.0%	$1,321,783	100.0%
(1)Affiliate, licensing and other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.7 million for the second quarters of both 2026 and 2025, and $13.5 million and $13.4 million for the first six months of 2026 and 2025, respectively.
The following table summarizes digital-only and print subscription revenues, which are components of subscription revenues above, for the second quarters and first six months ended June 30, 2026, and June 30, 2025:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2026	As % of total	June 30, 2025	As % of total	June 30, 2026	As % of total	June 30, 2025	As % of total
Digital-only subscription revenues(1)	$407,927	75.8%	$350,353	72.8%	$796,971	75.6%	$685,379	72.5%
Print subscription revenues(2)	129,953	24.2%	131,067	27.2%	257,780	24.4%	260,298	27.5%
Total subscription revenues	$537,880	100.0%	$481,420	100.0%	$1,054,751	100.0%	$945,677	100.0%
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the second quarters and first six months ended June 30, 2026, and June 30, 2025:

	For the Quarters Ended				For the Six Months Ended
(In thousands)	June 30, 2026	As % of total	June 30, 2025	As % of total	June 30, 2026	As % of total	June 30, 2025	As % of total
Digital advertising revenues	$113,961	76.4%	$94,422	70.5%	$207,216	75.1%	$165,287	68.3%
Print advertising revenues	35,162	23.6%	39,552	29.5%	68,731	24.9%	76,763	31.7%
Total advertising revenues	$149,123	100.0%	$133,974	100.0%	$275,947	100.0%	$242,050	100.0%
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $106 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $52 million, $40 million and $14 million will be recognized in the remainder of 2026, 2027 and thereafter through 2030, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront, and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheets. Total unexpired subscriptions as of December 31, 2025, were $207.6 million, of which approximately $170.1 million was recognized as revenues during the six months ended June 30, 2026.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $2.9 million of pre-tax net unrealized losses and $3.2 million of pre-tax net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of June 30, 2026, and December 31, 2025, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of June 30, 2026, and December 31, 2025:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$242,529	$150	$(162)	$242,517
Corporate debt securities	185,605	125	(92)	185,638
Total short-term AFS securities	$428,134	$275	$(254)	$428,155
Long-term AFS securities
U.S. Treasury securities	$280,636	$—	$(1,697)	$278,939
Corporate debt securities	270,860	37	(1,169)	269,728
U.S. governmental agency securities	6,878	—	(48)	6,830
Total long-term AFS securities	$558,374	$37	$(2,914)	$555,497

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
The following tables represent the AFS securities as of June 30, 2026, and December 31, 2025, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$108,369	$(157)	$3,970	$(5)	$112,339	$(162)
Corporate debt securities	77,424	(92)	—	—	77,424	(92)
Total short-term AFS securities	$185,793	$(249)	$3,970	$(5)	$189,763	$(254)
Long-term AFS securities
U.S. Treasury securities	$278,940	$(1,697)	$—	$—	$278,940	$(1,697)
Corporate debt securities	252,435	(1,169)	—	—	252,435	(1,169)
U.S. governmental agency securities	6,830	(48)	—	—	6,830	(48)
Total long-term AFS securities	$538,205	$(2,914)	$—	$—	$538,205	$(2,914)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$—	$—	$3,936	$(1)	$3,936	$(1)
Corporate debt securities	10,811	(9)	—	—	10,811	(9)
Total short-term AFS securities	$10,811	$(9)	$3,936	$(1)	$14,747	$(10)
Long-term AFS securities
U.S. Treasury securities	$12,598	$(3)	$—	$—	$12,598	$(3)
Corporate debt securities	48,445	(43)	—	—	48,445	(43)
Total long-term AFS securities	$61,043	$(46)	$—	$—	$61,043	$(46)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2026, and December 31, 2025, we did not intend to sell, and it was not likely that we would be required to sell, these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of June 30, 2026, and December 31, 2025, we have recognized no impairment losses or allowance for credit losses related to AFS securities.
As of June 30, 2026, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months, and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of June 30, 2026, and since December 31, 2024, were as follows:

(In thousands)	Total(1)
Balance as of December 31, 2024	$412,173
Foreign currency translation(2)	(2,961)
Balance as of December 31, 2025	409,212
Foreign currency translation(2)	(2,008)
Balance as of June 30, 2026	$407,204
(1)Prior periods presented have been recast to conform to the current presentation. See Note 1 for additional information.
(2)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of finite-lived intangible assets of $215.4 million is included in Intangible assets, net, in our Condensed Consolidated Balance Sheets as of June 30, 2026. As of June 30, 2026, and December 31, 2025, the gross book value and accumulated amortization of the finite-lived intangible assets were as follows:

	June 30, 2026
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$164,034	$(38,659)	$125,375	15.7
Existing subscriber base	136,500	(51,188)	85,312	7.7
Developed technology	38,401	(33,726)	4,675	0.7
Content archive	5,751	(5,699)	52	0.1
Total finite-lived intangibles	$344,686	$(129,272)	$215,414	12.2

	December 31, 2025
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$164,034	$(34,305)	$129,729	16.2
Existing subscriber base	136,500	(45,563)	90,937	8.2
Developed technology	38,401	(30,057)	8,344	1.2
Content archive	5,751	(5,385)	366	0.6
Total finite-lived intangibles	$344,686	$(115,310)	$229,376	12.4
Amortization expense for finite-lived intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $7.0 million and $6.8 million for the second quarters of 2026 and 2025, respectively, and $14.0 million and $13.6 million for the first six months of 2026 and 2025, respectively. The estimated aggregate amortization expense for the remainder of 2026, and each of the following fiscal years ending December 31, is presented below:

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)
Remainder of 2026	$13,708
2027	20,525
2028	19,335
2029	19,250
2030	19,250
Thereafter	123,346
Total amortization expense	$215,414
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable equity securities revalued, sold or impaired are recognized in Interest income and other, net, in our Condensed Consolidated Statements of Operations.
As of June 30, 2026, and December 31, 2025, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $24.9 million and $24.7 million, respectively. The carrying value includes $15.3 million of unrealized gains and $4.2 million of unrealized losses as of June 30, 2026.
NOTE 7. OTHER
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of June 30, 2026, and June 30, 2025, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	June 30, 2026	June 30, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$232,657	$198,242
Restricted cash included within miscellaneous assets	13,862	14,715
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$246,519	$212,957
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
As of June 30, 2026, and December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2026, the Company was in compliance with the financial covenants contained in the Credit Facility.
Generative AI Litigation Costs
The Company recorded $4.6 million and $3.5 million of pre-tax litigation-related costs for the second quarters of 2026 and 2025, respectively, and $8.8 million and $7.9 million for the first six months of 2026 and 2025, respectively, in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025:

(In thousands)	June 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
U.S. Treasury securities	$242,517	$—	$242,517	$—	$201,263	$—	$201,263	$—
Corporate debt securities	185,638	—	185,638	—	185,449	—	185,449	—
Total short-term AFS securities	$428,155	$—	$428,155	$—	$386,712	$—	$386,712	$—
Long-term AFS securities(1)
U.S. Treasury securities	$278,939	$—	$278,939	$—	$290,899	$—	$290,899	$—
Corporate debt securities	269,728	—	269,728	—	227,916	—	227,916	—
U.S. governmental agency securities	6,830	—	6,830	—	6,880	—	6,880	—
Total long-term AFS securities	$555,497	$—	$555,497	$—	$525,695	$—	$525,695	$—
Liabilities:
Deferred compensation(2)(3)	$10,203	$10,203	$—	$—	$11,740	$11,740	$—	$—
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
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $41.7 million as of June 30, 2026, and $40.2 million as of December 31, 2025. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	June 30, 2026			June 30, 2025
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,977	$—	$1,977	$1,661	$—	$1,661
Interest cost	11,930	1,857	13,787	13,217	2,076	15,293
Expected return on plan assets	(15,302)	—	(15,302)	(15,282)	—	(15,282)
Amortization of actuarial loss	4,482	978	5,460	4,026	866	4,892
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost	$2,601	$2,835	$5,436	$3,136	$2,942	$6,078

	For the Six Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,954	$—	$3,954	$3,322	$—	$3,322
Interest cost	23,860	3,714	27,574	26,434	4,153	30,587
Expected return on plan assets	(30,660)	—	(30,660)	(30,564)	—	(30,564)
Amortization of actuarial loss	8,965	1,956	10,921	8,052	1,731	9,783
Amortization of prior service credit	(972)	—	(972)	(972)	—	(972)
Net periodic pension cost	$5,147	$5,670	$10,817	$6,272	$5,884	$12,156
During the first six months of 2026 and 2025, we made pension contributions of $6.8 million and $6.4 million, respectively, to the APP. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $14 million in 2026.
Multiemployer Plans
During the second quarter of 2026, the Company recorded a $9.2 million charge in connection with the Company’s withdrawal from a multiemployer pension plan. During the first quarter of 2025, the Company recorded a $4.5 million charge related to a multiemployer pension plan liability adjustment. These adjustments are recorded in Multiemployer pension plan liability adjustments in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The effective income tax rate for the second quarter of 2026 was 25.4% compared with 25.7% in the second quarter of 2025. The Company recorded $31.8 million and $28.7 million of income tax expense in the second quarters of 2026 and 2025, respectively.
The effective income tax rate for the first six months of 2026 was 18.9% compared with 24.6% in the first six months of 2025. The Company recorded $42.2 million and $43.1 million of income tax expense in the first six months of 2026 and 2025, respectively.
The effective income tax rates for the second quarters of 2026 and 2025 were higher than the federal statutory tax rate primarily due to state and local income taxes, partially offset by federal tax credits for research and development. Tax rate drivers for the first six months of 2026 and 2025 were similar to those for the respective quarters; however, the effective income tax rate for the first six months of 2026 included an additional tax benefit from stock-based awards that settled in the first quarter of 2026.
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
The Organization for Economic Co-operation and Development published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. A number of countries have enacted legislation to implement the core elements of Pillar Two, with certain rules becoming effective on January 1, 2024. Based on the Company’s analysis, this minimum tax does not have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 11. EARNINGS PER SHARE
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and Employee Stock Purchase Plan (“ESPP”) could impact the diluted shares. The difference between basic and diluted shares was approximately 1.0 million and 1.3 million in the second quarter and first six months of 2026, respectively, and 1.0 million and 1.2 million in the second quarter and first six months of 2025, respectively, and resulted from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the grant price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no restricted stock units excluded from the computation of diluted earnings per share in the second quarters and first six months of 2026 and 2025. There were approximately 0.2 million anti-dilutive stock-settled long-term performance awards and shares estimated to be purchased under the ESPP excluded from the computation of diluted earnings per share in the second quarter of 2026. There were no anti-dilutive stock-settled long-term performance awards or shares estimated to be purchased under the ESPP excluded from the computation of diluted earnings per share in the first six months of 2026. There were no anti-dilutive stock-settled long-term performance awards or shares estimated to be purchased under the ESPP excluded from the computation of diluted earnings per share in the second quarters and first six months of 2025.
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
During the six months ended June 30, 2026, repurchases totaled approximately $91.8 million (excluding commissions and excise taxes), which fully utilized the 2023 authorization. As of June 30, 2026, approximately $258.4 million remains available and authorized for repurchases under the 2025 authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of June 30, 2026:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(4,883)	$(363,262)	$2,339	$(365,806)
Other comprehensive loss before reclassifications, before tax	(2,846)	—	(6,016)	(8,862)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	9,949	—	9,949
Income tax (benefit)/expense	(750)	2,621	(1,585)	286
Net current-period other comprehensive (loss)/income, net of tax	(2,096)	7,328	(4,431)	801
Balance as of June 30, 2026	$(6,979)	$(355,934)	$(2,092)	$(365,005)
The following table summarizes the reclassifications from AOCI for the six months ended June 30, 2026:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(972)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	10,921	Other components of net periodic benefit costs
Total reclassification, before tax	9,949
Income tax expense	2,621	Income tax expense
Total reclassification, net of tax	$7,328
(1)These AOCI components are included in the computation of net periodic benefit cost for pension benefits. See Note 9 for additional information.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of revenue	$4,112	$4,187	$8,265	$8,478
Sales and marketing	933	711	1,765	1,289
Product development	6,689	6,616	13,526	13,233
General and administrative	8,258	6,289	15,706	12,156
Total stock-based compensation expense	$19,992	$17,803	$39,262	$35,156

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
In the third quarter of 2025, the Company revised its operating segments to align with how the CODM manages the business, and, as a result, the Company has determined it has one reportable segment. The segment is evaluated regularly on a consolidated basis by the Company’s CODM in assessing performance and allocating resources. The Company’s CODM uses net income and adjusted operating profit to allocate resources during the annual budgeting and forecasting process and to assess the Company’s performance. Refer to our Consolidated Statements of Operations for net income and significant segment expenses. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is presented below, along with a reconciliation to income before income taxes. Asset information is not a measure of performance used by the Company’s CODM. Accordingly, we have not disclosed asset information.
The following table presents segment information with respect to the Company’s single operating segment for the second quarters and six months ended June 30, 2026, and June 30, 2025:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025(1)	June 30, 2026	June 30, 2025(1)
Revenues
Subscription	$537,880	$481,420	$1,054,751	$945,677
Advertising	149,123	133,974	275,947	242,050
Affiliate, licensing and other	75,452	70,479	143,993	134,056
Total revenues	$762,455	$685,873	$1,474,691	$1,321,783
Less:
Cost of revenue (excluding depreciation and amortization)	$367,841	$338,779	$730,777	$673,416
Sales and marketing	85,509	69,165	162,772	135,124
Product development	70,350	63,940	140,543	130,479
Adjusted general and administrative(2)	83,457	80,214	167,363	156,291
Total adjusted operating profit	$155,298	$133,775	$273,236	$226,473
Less:
Other components of net periodic benefit costs	3,637	4,639	7,219	9,277
Depreciation and amortization	21,123	21,396	41,686	42,774
Severance	1,172	1,000	2,551	3,607
Multiemployer pension plan withdrawal costs	1,138	1,338	2,305	2,567
Generative AI Litigation Costs	4,628	3,490	8,840	7,887
Multiemployer pension plan liability adjustments	9,219	—	9,219	4,453
Add:
Interest income and other, net	10,834	9,752	22,117	19,724
Income before income taxes	$125,215	$111,664	$223,533	$175,632
(1)Prior periods presented have been recast to conform to the current presentation. See Note 1 for additional information.
(2)Excludes severance and multiemployer pension plan withdrawal costs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of June 30, 2026, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), OpenAI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part on May 28, 2025. The court permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. On June 11, 2026, OpenAI filed a motion for judgment on the pleadings, seeking dismissal of our contributory infringement claims based on the U.S. Supreme Court's decision in Cox Communications, Inc. v. Sony Music Entertainment, 146 S. Ct. 959 (2026). On June 25, 2026, we filed a motion for leave to amend our complaint to dismiss the contributory infringement claim against OpenAI, amend the contributory infringement claim against Microsoft, and dismiss trademark claims against both OpenAI and Microsoft. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
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
Financial Highlights
•Total revenues increased 11.2% to $762.5 million in the second quarter of 2026 from $685.9 million in the second quarter of 2025.
•Total subscription revenues increased 11.7% to $537.9 million in the second quarter of 2026 from $481.4 million in the second quarter of 2025. Digital-only subscription revenues increased 16.4% to $407.9 million in the second quarter of 2026 from $350.4 million in the second quarter of 2025. The Company added approximately 280,000 net digital-only subscribers compared with the end of the first quarter of 2026, bringing the total number of subscribers to 13.35 million subscribers, including approximately 12.80 million digital-only subscribers. Compared with the end of the second quarter of 2025, there was a net increase of 1,500,000 digital-only subscribers. Digital-only average revenue per user (“ARPU”) increased 3.1% year-over-year to $9.94.
•Total advertising revenues increased 11.3% to $149.1 million in the second quarter of 2026 from $134.0 million in the second quarter of 2025, due to an increase in digital advertising revenues of 20.7% to $114.0 million.
•Affiliate, licensing and other revenues increased 7.1% to $75.5 million in the second quarter of 2026 from $70.5 million in the second quarter of 2025, as a result of higher Wirecutter affiliate referral revenues.
•Operating costs increased 11.2% to $644.4 million in the second quarter of 2026 from $579.3 million in the second quarter of 2025. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased 10.0% to $607.2 million in the second quarter of 2026 from $552.1 million in the second quarter of 2025.
•Operating profit increased 10.8% to $118.0 million in the second quarter of 2026 from $106.6 million in the second quarter of 2025. Adjusted operating profit, defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased 16.1% to $155.3 million in the second quarter of 2026 from $133.8 million in the second quarter of 2025.

•Operating profit margin (operating profit expressed as a percentage of revenues) remained flat at 15.5% in the second quarter of 2026, compared with the second quarter of 2025. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased to 20.4% in the second quarter of 2026, compared with 19.5% in the second quarter of 2025.
•Diluted earnings per share were $0.57 and $0.50 for the second quarters of 2026 and 2025, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), were $0.69 and $0.58 for the second quarters of 2026 and 2025, respectively.
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

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Revenues
Subscription	$537,880	$481,420	11.7%	$1,054,751	$945,677	11.5%
Advertising	149,123	133,974	11.3%	275,947	242,050	14.0%
Affiliate, licensing and other	75,452	70,479	7.1%	143,993	134,056	7.4%
Total revenues	762,455	685,873	11.2%	1,474,691	1,321,783	11.6%
Operating costs
Cost of revenue (excluding depreciation and amortization)	367,841	338,779	8.6%	730,777	673,416	8.5%
Sales and marketing	85,509	69,165	23.6%	162,772	135,124	20.5%
Product development	70,350	63,940	10.0%	140,543	130,479	7.7%
General and administrative	85,767	82,552	3.9%	172,219	162,465	6.0%
Depreciation and amortization	21,123	21,396	(1.3)%	41,686	42,774	(2.5)%
Generative AI Litigation Costs	4,628	3,490	32.6%	8,840	7,887	12.1%
Multiemployer pension plan liability adjustments	9,219	—	*	9,219	4,453	*
Total operating costs	644,437	579,322	11.2%	1,266,056	1,156,598	9.5%
Operating profit	118,018	106,551	10.8%	208,635	165,185	26.3%
Other components of net periodic benefit costs	(3,637)	(4,639)	(21.6)%	(7,219)	(9,277)	(22.2)%
Interest income and other, net	10,834	9,752	11.1%	22,117	19,724	12.1%
Income before income taxes	125,215	111,664	12.1%	223,533	175,632	27.3%
Income tax expense	31,797	28,719	10.7%	42,193	43,136	(2.2)%
Net income	$93,418	$82,945	12.6%	$181,340	$132,496	36.9%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in the second quarters of 2026 and 2025). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile application), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
The following table summarizes digital-only and print subscription revenues for the second quarters and first six months of 2026 and 2025:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Digital-only subscription revenues(1)	$407,927	$350,353	16.4%	$796,971	$685,379	16.3%
Print subscription revenues(2)	129,953	131,067	(0.8)%	257,780	260,298	(1.0)%
Total subscription revenues	$537,880	$481,420	11.7%	$1,054,751	$945,677	11.5%
(1)Includes bundled subscriptions and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and other subscriptions.
Subscription revenues increased $56.5 million, or 11.7%, in the second quarter of 2026 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $57.6 million, or 16.4%, partially offset by a decrease in print subscription revenues of $1.1 million, or 0.8%. Average digital-only subscribers increased 1,440,000, or 12.9%, and digital-only ARPU (as defined below) increased $0.30, or 3.1%. The year-over-year increase in digital-only ARPU was driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers. Print subscription revenue decreased primarily due to a decrease in single-copy subscription revenues, which was driven by a lower number of copies sold, and domestic home-delivery subscription revenues, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.
Subscription revenues increased $109.1 million, or 11.5%, in the first six months of 2026 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $111.6 million, or 16.3%, partially offset by a decrease in print subscription revenues of $2.5 million, or 1.0%. Average digital-only subscribers increased 1,450,000 or 13.1%, and digital-only ARPU (as defined below) increased $0.27, or 2.8%. The year-over-year increase in digital-only ARPU was driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers. Print subscription revenue decreased primarily due to a decrease in single-copy subscription revenues, which was driven by a lower number of copies sold, and domestic home-delivery subscription revenues, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.

A subscriber is defined as a user who has subscribed (and for whom a valid method of payment has been provided) for the right to access one or more of the Company’s products. Subscribers with a domestic home-delivery print subscription to The New York Times, which includes access to our digital products, are excluded from digital-only subscribers.
Digital-only ARPU, a metric we calculate to track the revenue generation of our digital-only subscriber base, represents the average revenue per digital-only subscriber over a 28-day billing cycle during the applicable period.
The following table sets forth, for the five most recent fiscal quarters, (i) subscribers as of the end of the quarter and (ii) ARPU relating to digital-only subscribers for the quarter:

(In thousands, except for ARPU)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Digital-only subscribers(1)	12,800	12,520	12,210	11,760	11,300
Print subscribers(2)	550	560	570	570	580
Total subscribers	13,350	13,080	12,780	12,330	11,880

Digital-only ARPU(3)	$9.94	$9.77	$9.72	$9.79	$9.64
(1)Includes group corporate and group education subscriptions and subscribers related to family subscriptions. The number of group subscribers is derived using the value of the relevant contract and a discounted subscription rate. Each family subscription is priced higher than a comparable individual subscription and is counted as one billed subscriber and one additional subscriber to reflect the additional entitlements in these subscriptions.
(2)Subscribers with a domestic home-delivery or mail print subscription to The New York Times, which includes access to our digital products.
(3)ARPU metrics are calculated by dividing the digital-only subscription revenues in the quarter by the average number of digital-only subscribers (calculated as the weighted average of each month's daily average subscribers) divided by the number of days in the quarter multiplied by 28 to reflect a 28-day billing cycle.
The sum of individual metrics may not always equal total amounts indicated due to rounding. Subscribers (including net subscriber additions) are rounded to the nearest ten thousand.
The Company ended the second quarter of 2026 with approximately 13.35 million subscribers to its print and digital products, including approximately 12.80 million digital-only subscribers. Compared with the end of the first quarter of 2026, there was a net increase of approximately 280,000 digital-only subscribers. Compared with the end of the second quarter of 2025, there was a net increase of approximately 1,500,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 550,000 at the end of the second quarter of 2026, a net decrease of approximately 10,000 subscribers compared with the end of the first quarter of 2026 and a net decrease of approximately 40,000 subscribers compared with the end of the second quarter of 2025.
Advertising Revenues
Advertising revenue is primarily derived from advertisers (such as luxury goods, technology and financial companies) promoting products, services or brands on digital platforms in the form of display, audio, email and video ads; in print in the form of column-inch ads; and at live events. Advertising revenue is primarily determined by the volume (e.g., impressions or column inches), rate and mix of advertisements. Digital advertising includes (i) display revenue (which includes website and mobile applications); and (ii) non-display revenues generated from advertisements placed in audio, email, and video, as well as revenues generated by creative services fees. Advertisements are sold either directly to marketers by our advertising sales teams or, for a smaller proportion of advertising revenue, through programmatic auctions run by third-party ad exchanges. Print advertising includes revenue from column-inch ads and classified advertising, as well as preprinted advertising, also known as freestanding inserts.

The following table summarizes digital and print advertising revenues for the second quarters and first six months of 2026 and 2025:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Digital advertising revenues	$113,961	$94,422	20.7%	$207,216	$165,287	25.4%
Print advertising revenues	35,162	39,552	(11.1)%	68,731	76,763	(10.5)%
Total advertising revenues	$149,123	$133,974	11.3%	$275,947	$242,050	14.0%
Digital advertising revenues, which represented 76.4% of total advertising revenues in the second quarter of 2026, increased $19.5 million, or 20.7%, to $114.0 million compared with $94.4 million in the same prior-year period. The increase was primarily a result of higher display revenues of $10.4 million, driven by strong marketer demand, and higher non-display revenues of $9.1 million, driven by growth in advertising supply, primarily in our audio and video products.
Digital advertising revenues, which represented 75.1% of total advertising revenues in the first six months of 2026, increased $41.9 million, or 25.4%, to $207.2 million compared with $165.3 million in the same prior-year period. The increase was primarily a result of higher display revenues of $22.8 million, driven by strong marketer demand, and higher non-display revenues of $19.1 million, driven by growth in advertising supply, primarily in our audio products, as well as higher creative services fees.
Print advertising revenues, which represented 23.6% of total advertising revenues in the second quarter of 2026, decreased $4.4 million, or 11.1%, to $35.2 million compared with $39.6 million in the same prior-year period. The decrease was primarily due to a 9.2% decrease in revenues from column-inch ads and a 2.1% decrease in print advertising rate.
Print advertising revenues, which represented 24.9% of total advertising revenues in the first six months of 2026, decreased $8.0 million, or 10.5%, to $68.7 million compared with $76.8 million in the same prior-year period. The decrease in the first six months was primarily due to a 11.1% decrease in revenues from column-inch ads, partially offset by a 0.8% increase in print advertising rate. Print advertising revenues in 2026 continue to be impacted by secular trends.
Affiliate, Licensing and Other Revenues
Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our Company Headquarters, our live events business and retail commerce.
Affiliate, licensing and other revenues increased $5.0 million, or 7.1%, in the second quarter of 2026 compared with the same prior-year period. The increase was primarily a result of higher Wirecutter affiliate referral revenues, which benefited from a shift in the timing of a marketing promotion by one of our partners.
Affiliate, licensing and other revenues increased $9.9 million, or 7.4% in the first six months of 2026 compared with the same prior-year period. The increase was primarily a result of higher licensing revenues of $5.7 million, as well as growth in Wirecutter affiliate referral revenues of $3.9 million, which benefited from a shift in the timing of a marketing promotion by one of our partners.
Digital affiliate, licensing and other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $50.1 million and $45.4 million in the second quarters of 2026 and 2025, respectively, and $95.3 million and $85.6 million in the first six months of 2026 and 2025, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Cost of revenue (excluding depreciation and amortization)	$367,841	$338,779	8.6%	$730,777	$673,416	8.5%
Sales and marketing	85,509	69,165	23.6%	162,772	135,124	20.5%
Product development	70,350	63,940	10.0%	140,543	130,479	7.7%
General and administrative	85,767	82,552	3.9%	172,219	162,465	6.0%
Depreciation and amortization	21,123	21,396	(1.3)%	41,686	42,774	(2.5)%
Generative AI Litigation Costs	4,628	3,490	32.6%	8,840	7,887	12.1%
Multiemployer pension plan liability adjustments	9,219	—	*	9,219	4,453	*
Total operating costs	$644,437	$579,322	11.2%	$1,266,056	$1,156,598	9.5%
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
Cost of revenue in the second quarter of 2026 increased $29.1 million, or 8.6%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $23.6 million, higher digital content delivery costs of $3.0 million and higher subscriber servicing costs of $1.7 million. Advertising servicing and print production and distribution costs were relatively flat compared to the prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms and incentive compensation, as well as higher outside services costs. The increase in digital content delivery costs was largely due to higher cloud-related costs. The increase in subscriber servicing costs was largely due to higher credit card processing fees and commissions due to an increase in subscriptions.
Cost of revenue in the first six months of 2026 increased $57.4 million, or 8.5%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $48.2 million, higher digital content delivery costs of $5.2 million and higher subscriber servicing costs of $3.6 million. Advertising servicing and print production and distribution costs were relatively flat compared to the prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms and incentive compensation, as well as higher outside services costs. The increase in digital content delivery costs was largely due to higher cloud-related costs. The increase in subscriber servicing costs was largely due to higher credit card processing fees and commissions due to an increase in subscriptions.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the second quarter of 2026 increased $16.3 million, or 23.6%, compared with the same prior-year period. The increase was due to higher marketing costs of $11.3 million and higher sales costs of $5.0 million. The increase in marketing costs was primarily due to higher marketing and promotion expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees and higher incentive compensation.
Sales and marketing costs in the first six months of 2026 increased $27.6 million, or 20.5%, compared with the same prior-year period. The increase was due to higher marketing costs of $17.7 million and higher sales costs of $9.9 million. The increase in marketing costs was primarily due to higher marketing and promotion expenses. The increase in sales costs was primarily due to higher compensation and benefits largely driven by growth in the number of employees, higher incentive compensation and higher benefit costs.

Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
Product development costs in the second quarter of 2026 increased $6.4 million, or 10.0%, compared with the same prior-year period. The increase in the second quarter of 2026 was largely due to higher compensation and benefits expenses of $3.7 million driven by higher benefits costs, as well as higher software and licensing costs of $1.6 million.
Product development costs in the first six months of 2026 increased $10.1 million, or 7.7%, compared with the same prior-year period. The increase in the first six months of 2026 was largely due to higher compensation and benefits expenses of $5.5 million driven by higher benefits costs, growth in the number of employees and higher incentive compensation, as well as higher software and licensing costs of $2.8 million and higher outside services costs of $1.5 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the second quarter of 2026 increased $3.2 million, or 3.9%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $4.7 million driven by incentive compensation, partially offset by a net favorable impact from foreign currency cash flow hedges of $2.0 million.
General and administrative costs in the first six months of 2026 increased $9.8 million, or 6.0%, compared with the same prior-year period. The increase was primarily due to higher compensation and benefits of $8.7 million driven by incentive compensation and higher benefits costs, higher outside services expenses and other miscellaneous expenses of $2.0 million, partially offset by lower severance expense of $1.1 million.
Depreciation and Amortization
Depreciation and amortization costs in the second quarter and first six months of 2026 decreased $0.3 million, or 1.3%, and $1.1 million, or 2.5%, respectively, compared with the same prior-year period.
Generative AI Litigation Costs
In the second quarter and first six months of 2026, the Company recorded $4.6 million and $8.8 million, respectively, and in the second quarter and first six months of 2025, the Company recorded $3.5 million and $7.9 million, respectively, of pre-tax litigation-related costs in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with the development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from discrete, complex and unusual proceedings and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
Multiemployer Pension Plan Liability Adjustments
In the second quarter of 2026, the Company recorded a $9.2 million charge in connection with the Company’s withdrawal from a multiemployer pension plan.
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
The special items in 2026 consisted of:
•$4.6 million of Generative AI Litigation Costs ($3.4 million, or $0.02 per share, after tax) in the second quarter and $8.8 million ($6.5 million, or $0.04 per share, after tax) for the first six months; and
•a $9.2 million charge ($6.8 million, or $0.04 per share, after tax) in the second quarter in connection with the Company’s withdrawal from a multiemployer pension plan.
The special items in 2025 consisted of:
•$3.5 million of Generative AI Litigation Costs ($2.6 million, or $0.02 per share, after tax) in the second quarter and $7.9 million ($5.8 million, or $0.04 per share, after tax) for the first six months; and
•a $4.5 million charge ($3.3 million, or $0.02 per share, after tax) in the first quarter related to a multiemployer pension plan liability adjustment.
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
Non-operating retirement costs include (i) interest cost, expected return on plan assets, amortization of actuarial gains and loss components and amortization of prior service credits of single-employer pension expense, (ii) interest cost, amortization of actuarial gains and loss components of other postretirement benefits and (iii) all multiemployer pension plan withdrawal costs. These non-operating retirement costs are primarily tied to financial market performance including changes in market interest rates and investment performance. Management considers non-operating retirement costs to be outside the performance of the business and believes that presenting adjusted diluted earnings per share excluding non-operating retirement costs and presenting adjusted operating results excluding multiemployer pension plan withdrawal costs, in addition to the Company’s GAAP diluted earnings per share and GAAP operating results, provide increased transparency and a better understanding of the underlying trends in the Company’s operating business performance.
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

	For the Quarters Ended			For the Six Months Ended
	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Diluted earnings per share	$0.57	$0.50	14.0%	$1.11	$0.80	38.8%
Add:
Amortization of acquired intangible assets	0.04	0.04	—	0.09	0.08	12.5%
Severance	0.01	0.01	—	0.02	0.02	—
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.01	0.02	(50.0)%
Other components of net periodic benefit costs	0.02	0.03	(33.3)%	0.04	0.06	(33.3)%
Special items:
Generative AI Litigation Costs	0.03	0.02	50.0%	0.05	0.05	—
Multiemployer pension plan liability adjustments	0.06	—	*	0.06	0.03	*
Income tax expense of adjustments	(0.04)	(0.03)	33.3%	(0.07)	(0.07)	—
Adjusted diluted earnings per share(1)	$0.69	$0.58	19.0%	$1.31	$0.99	32.3%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Operating profit	$118,018	$106,551	10.8%	$208,635	$165,185	26.3%
Add:
Depreciation and amortization	21,123	21,396	(1.3)%	41,686	42,774	(2.5)%
Severance	1,172	1,000	17.2%	2,551	3,607	(29.3)%
Multiemployer pension plan withdrawal costs	1,138	1,338	(14.9)%	2,305	2,567	(10.2)%
Generative AI Litigation Costs	4,628	3,490	32.6%	8,840	7,887	12.1%
Multiemployer pension plan liability adjustments	9,219	—	*	9,219	4,453	*
Adjusted operating profit	$155,298	$133,775	16.1%	$273,236	$226,473	20.6%
Divided by:
Revenue	$762,455	$685,873	11.2%	$1,474,691	$1,321,783	11.6%
Operating profit margin	15.5%	15.5%	—	14.1%	12.5%	160 bps
Adjusted operating profit margin	20.4%	19.5%	90 bps	18.5%	17.1%	140 bps
* Represents a change equal to or in excess of 100% or not meaningful.
Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Total operating costs	$644,437	$579,322	11.2%	$1,266,056	$1,156,598	9.5%
Less:
Depreciation and amortization	21,123	21,396	(1.3)%	41,686	42,774	(2.5)%
Severance	1,172	1,000	17.2%	2,551	3,607	(29.3)%
Multiemployer pension plan withdrawal costs	1,138	1,338	(14.9)%	2,305	2,567	(10.2)%
Generative AI Litigation Costs	4,628	3,490	32.6%	8,840	7,887	12.1%
Multiemployer pension plan liability adjustments	9,219	—	*	9,219	4,453	*
Adjusted operating costs	$607,157	$552,098	10.0%	$1,201,455	$1,095,310	9.7%
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months. As of June 30, 2026, we had cash, cash equivalents and short- and long-term marketable securities of $1.22 billion.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2026, the Board of Directors approved a quarterly dividend of $0.23 per share, an increase of $0.05 per share from the previous quarter, which was paid in April 2026. In June 2026, the Board of Directors declared a quarterly dividend of $0.23 per share on the Class A and Class B Common Stock, which was paid in July 2026. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A Common Stock share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open-market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. During the six months ended June 30, 2026, repurchases totaled approximately $91.8 million (excluding commissions and excise taxes), which fully utilized the 2023 authorization, and we repurchased an additional $18.7 million (excluding commissions and excise taxes) between July 1, 2026, and July 31, 2026, leaving approximately $239.7 million remaining under the 2025 authorization.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended			For the Last Twelve Months Ended(1)
(In thousands)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Operating activities	$286,500	$212,726	34.7%	$658,263	$489,928	34.4%
Investing activities	$(96,735)	$(52,082)	85.7%	$(265,969)	$(261,998)	1.5%
Financing activities	$(212,849)	$(161,751)	31.6%	$(357,237)	$(252,124)	41.7%
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
Net cash provided by operating activities increased in the first six months of 2026 compared with the same prior-year period primarily due to favorable changes in working capital, higher net income in the current year and lower tax payments, partially offset by nonrecurring net proceeds from the sale of land in 2025 and higher cash payments for incentive compensation in the current year.

Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first six months of 2026 was primarily related to $76.4 million in net purchases of marketable securities and capital expenditures of $20.8 million.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, the payment of dividends, the payment of long-term debt and capital lease obligations, and share-based compensation tax withholding.
Net cash used in financing activities in the first six months of 2026 was primarily related to share repurchases of $91.8 million, dividend payments of $67.6 million and share-based compensation tax withholding payments of $53.5 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Net cash provided by operating activities(1)	$286,500	$212,726
Less: Capital expenditures	(20,834)	(19,573)
Free cash flow	$265,666	$193,153
(1)Net cash provided by operating activities in the first six months of 2025 included net proceeds of approximately $33 million in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., which was finalized in February 2025.
Free cash flow in the first six months of 2026 was $265.7 million compared with $193.2 million in 2025. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the last twelve months ended June 30, 2026 and 2025:

	For the Last Twelve Months Ended(1)
(In thousands)	June 30, 2026	June 30, 2025
Net cash provided by operating activities(2)(3)	$658,263	$489,928
Less: Capital expenditures	(35,245)	(34,692)
Free cash flow	$623,018	$455,236
(1)Last twelve months represents performance covering the preceding 12 months relative to the last day of the quarter.
(2)Net cash provided by operating activities in the last twelve months ended June 30, 2026, was impacted by lower cash tax payments as a result of the OBBBA, as discussed above.
(3)Net cash provided by operating activities in the last twelve months ended June 30, 2025, included net proceeds of approximately $33 million in connection with the sale of excess land in 2025, as discussed above.

Net cash provided by operating activities increased in the last twelve months ended June 30, 2026, to $658.3 million compared with $489.9 million in the same prior-year period primarily due to favorable changes in working capital, higher net income and lower tax payments as a result of the OBBBA, as discussed above, partially offset by nonrecurring net proceeds from the sale of land in 2025 and higher cash payments for incentive compensation in the current year. Free cash flow for the last twelve months ended June 30, 2026, was $623.0 million compared with $455.2 million in the last twelve months ended June 30, 2025. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Restricted Cash
We were required to maintain $13.9 million of restricted cash as of June 30, 2026, and $15.0 million as of December 31, 2025, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $21 million and $18 million in the first six months of 2026 and 2025, respectively. The cash payments related to capital expenditures totaled approximately $21 million and $20 million in the first six months of 2026 and 2025, respectively.
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
As of both June 30, 2026, and December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of June 30, 2026, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of June 30, 2026, our critical accounting policies have not changed from December 31, 2025.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2025, details our disclosures about market risk. As of June 30, 2026, there were no material changes in our market risks from December 31, 2025.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of June 30, 2026, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), OpenAI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part on May 28, 2025. The court permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. On June 11, 2026, OpenAI filed a motion for judgment on the pleadings, seeking dismissal of our contributory infringement claims based on the U.S. Supreme Court's decision in Cox Communications, Inc. v. Sony Music Entertainment, 146 S. Ct. 959 (2026). On June 25, 2026, we filed a motion for leave to amend our complaint to dismiss the contributory infringement claim against OpenAI, amend the contributory infringement claim against Microsoft, and dismiss trademark claims against both OpenAI and Microsoft. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
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

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
April 1, 2026 – April 30, 2026	29,369	$78.46	29,369	$291,552,000
May 1, 2026 – May 31, 2026	185,367	$76.36	185,367	$277,398,000
June 1, 2026 – June 30, 2026	258,955	$73.23	258,955	$258,434,000
Total for the second quarter of 2026	473,691	$74.80	473,691	$258,434,000
The Board of Directors approved a Class A Common Stock share repurchase program in February 2025 ($350.0 million). The authorization provides that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open-market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to this authorization.
Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	August 5, 2026	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)