Form 10-Q
period 2026-09-30
NEW YORK TIMES CO
filed 2026-11-04
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

Number of shares of each class of the registrant’s common stock outstanding as of October 30, 2026 (exclusive of treasury shares):

Class A Common Stock	159,124,622	shares
Class B Common Stock	780,724	shares

THE NEW YORK TIMES COMPANY
INDEX

PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2026 and September 30, 2025	3
		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the quarters and nine months ended September 30, 2026 and September 30, 2025	4
		Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the quarters and nine months ended September 30, 2026 and September 30, 2025	5
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and September 30, 2025	7
		Notes to the Condensed Consolidated Financial Statements	8
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item	3	Quantitative and Qualitative Disclosures About Market Risk	35
Item	4	Controls and Procedures	36

PART II		Other Information	37
Item	1	Legal Proceedings	37
Item	1A	Risk Factors	37
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item	5	Other Information	38
Item	6	Exhibits	39

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$221,347	$255,445
Short-term marketable securities	451,520	386,712
Accounts receivable (net of allowances of $11,555 as of September 30, 2026, and $11,406 as of December 31, 2025)	248,755	290,823
Prepaid expenses	56,061	60,017
Other current assets	67,362	35,070
Total current assets	1,045,045	1,028,067
Other assets
Long-term marketable securities	591,842	525,695
Property, plant and equipment (less accumulated depreciation and amortization of $980,138 as of September 30, 2026, and $945,338 as of December 31, 2025)	446,277	462,365
Goodwill	406,813	409,212
Intangible assets, net	208,538	229,376
Deferred income taxes	38,214	72,830
Miscellaneous assets	279,861	269,545
Total assets	$3,016,590	$2,997,090
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$154,851	$135,623
Accrued payroll and other related liabilities	174,725	186,129
Unexpired subscriptions revenue	219,124	207,623
Accrued expenses and other	136,948	137,320
Total current liabilities	685,648	666,695
Other liabilities
Pension and postretirement benefits obligation	205,834	210,838
Other	79,850	78,194
Total other liabilities	285,684	289,032
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: as of September 30, 2026 – 179,939,335; as of December 31, 2025 – 178,951,695 (including treasury shares: as of September 30, 2026 – 20,314,477; as of December 31, 2025 – 17,902,769)	17,997	17,898
Class B – convertible – authorized and issued shares: as of September 30, 2026 – 780,724; as of December 31, 2025 – 780,724	78	78
Additional paid-in capital	420,218	411,532
Retained earnings	2,716,774	2,550,539
Common stock held in treasury, at cost	(744,710)	(572,878)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(6,847)	(4,883)
Funded status of benefit plans	(352,270)	(363,262)
Net unrealized (loss)/gain on available-for-sale securities	(5,982)	2,339
Total accumulated other comprehensive loss, net of income taxes	(365,099)	(365,806)
Total stockholders’ equity	2,045,258	2,041,363
Total liabilities and stockholders’ equity	$3,016,590	$2,997,090
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Subscription	$547,517	$494,630	$1,602,268	$1,440,307
Advertising	142,573	132,291	418,520	374,341
Affiliate, licensing and other	78,448	73,900	222,441	207,956
Total revenues	768,538	700,821	2,243,229	2,022,604
Operating costs
Cost of revenue (excluding depreciation and amortization)	373,466	349,075	1,104,243	1,022,491
Sales and marketing	89,542	79,577	252,314	214,701
Product development	72,279	66,989	212,822	197,468
General and administrative	86,382	76,640	258,601	239,105
Depreciation and amortization	21,145	21,341	62,831	64,115
Generative AI Litigation Costs	3,786	2,411	12,626	10,298
Multiemployer pension plan liability adjustments	—	—	9,219	4,453
Total operating costs	646,600	596,033	1,912,656	1,752,631
Operating profit	121,938	104,788	330,573	269,973
Other components of net periodic benefit costs	(3,637)	(4,640)	(10,856)	(13,917)
Interest income and other, net	11,578	7,851	33,695	27,575
Income before income taxes	129,879	107,999	353,412	283,631
Income tax expense	32,523	26,352	74,716	69,488
Net income	$97,356	$81,647	$278,696	$214,143
Average number of common shares outstanding:
Basic	161,321	163,022	161,813	163,392
Diluted	162,252	164,398	162,936	164,726
Basic earnings per share attributable to common stockholders	$0.60	$0.50	$1.72	$1.31
Diluted earnings per share attributable to common stockholders	$0.60	$0.50	$1.71	$1.30
Dividends declared per share	$0.23	$0.18	$0.69	$0.54
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$97,356	$81,647	$278,696	$214,143
Other comprehensive income, before tax:
Gain/(loss) on foreign currency translation adjustments	179	(339)	(2,667)	(2,701)
Pension and postretirement benefits obligation	4,974	4,406	14,923	13,217
Net unrealized (loss)/gain on available-for-sale securities	(5,281)	535	(11,297)	1,715
Other comprehensive (loss)/income, before tax	(128)	4,602	959	12,231
Income tax (benefit)/expense	(34)	1,209	252	3,213
Other comprehensive (loss)/income, net of tax	(94)	3,393	707	9,018
Comprehensive income attributable to common stockholders	$97,262	$85,040	$279,403	$223,161
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Quarters Ended September 30, 2026 and September 30, 2025
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity

Balance, June 30, 2025	$17,959	$369,208	$2,398,105	$(489,383)	$(360,181)	$1,935,708
Net income	—	—	81,647	—	—	81,647
Dividends	—	—	(29,613)	—	—	(29,613)
Other comprehensive income	—	—	—	—	3,393	3,393
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 40,819 Class A shares	4	(1,825)	—	—	—	(1,821)
Share repurchases – 482,833 Class A shares	—	—	—	(27,569)	—	(27,569)
Stock-based compensation	—	18,507	—	—	—	18,507
Balance, September 30, 2025	$17,963	$385,890	$2,450,139	$(516,952)	$(356,788)	$1,980,252

Balance, June 30, 2026	$18,072	$402,642	$2,656,665	$(664,838)	$(365,005)	$2,047,536
Net income	—	—	97,356	—	—	97,356
Dividends	—	—	(37,247)	—	—	(37,247)
Other comprehensive loss	—	—	—	—	(94)	(94)
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 28,041 Class A shares	3	(1,556)	—	—	—	(1,553)
Share repurchases – 1,158,652 Class A shares	—	—	—	(79,872)	—	(79,872)
Stock-based compensation	—	19,132	—	—	—	19,132
Balance, September 30, 2026	$18,075	$420,218	$2,716,774	$(744,710)	$(365,099)	$2,045,258
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2026 and September 30, 2025
(Unaudited)
(In thousands, except share data)

	Capital Stock – Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total Stockholders’ Equity
Balance, December 31, 2024	$17,869	$356,450	$2,325,142	$(406,446)	$(365,806)	$1,927,209
Net income	—	—	214,143	—	—	214,143
Dividends	—	—	(89,146)	—	—	(89,146)
Other comprehensive income	—	—	—	—	9,018	9,018
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 666,600 Class A shares	67	(23,641)	—	—	—	(23,574)
Performance-based awards – 145,624 Class A shares	15	(5,781)	—	—	—	(5,766)
Employee stock purchase plan – 117,191 Class A shares	12	5,199	—	—	—	5,211
Share repurchases – 2,123,155 Class A shares	—	—	—	(110,506)	—	(110,506)
Stock-based compensation	—	53,663	—	—	—	53,663
Balance, September 30, 2025	$17,963	$385,890	$2,450,139	$(516,952)	$(356,788)	$1,980,252

Balance, December 31, 2025	$17,976	$411,532	$2,550,539	$(572,878)	$(365,806)	$2,041,363
Net income	—	—	278,696	—	—	278,696
Dividends	—	—	(112,461)	—	—	(112,461)
Other comprehensive income	—	—	—	—	707	707
Issuance of stock-based awards, net of withholding taxes:
Restricted stock units vested – 617,037 Class A shares	62	(33,789)	—	—	—	(33,727)
Performance-based awards – 278,970 Class A shares	28	(21,348)	—	—	—	(21,320)
Employee stock purchase plan – 91,633 Class A shares	9	5,429	—	—	—	5,438
Share repurchases – 2,411,708 Class A shares	—	—	—	(171,832)	—	(171,832)
Stock-based compensation	—	58,394	—	—	—	58,394
Balance, September 30, 2026	$18,075	$420,218	$2,716,774	$(744,710)	$(365,099)	$2,045,258
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income	$278,696	$214,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,831	64,115
Amortization of right-of-use asset	8,092	7,189
Stock-based compensation expense	58,394	53,663
Multiemployer pension plan liability adjustments	9,219	4,453
Change in long-term retirement benefit obligations	(12,266)	(8,157)
Other – net	591	2,284
Changes in operating assets and liabilities:
Accounts receivable – net	42,068	45,441
Other assets	16,220	36,656
Accounts payable, accrued payroll and other liabilities	(17,884)	(14,045)
Unexpired subscriptions	11,501	10,858
Other noncurrent assets and liabilities	4,783	3,734
Net cash provided by operating activities	462,245	420,334
Cash flows from investing activities
Purchases of marketable securities	(486,547)	(473,388)
Maturities of marketable securities	346,171	338,697
Capital expenditures	(26,442)	(27,451)
Other – net	403	13,025
Net cash used in investing activities	(166,415)	(149,117)
Cash flows from financing activities
Dividends paid	(104,787)	(81,073)
Payment of contingent consideration	—	(431)
Capital shares:
Repurchases	(170,879)	(109,880)
Share-based compensation tax withholding	(55,047)	(29,341)
Net cash used in financing activities	(330,713)	(220,725)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(34,883)	50,492
Effect of exchange rate changes on cash	(243)	(140)
Cash, cash equivalents and restricted cash at the beginning of the period	270,461	213,857
Cash, cash equivalents and restricted cash at the end of the period	$235,335	$264,209
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management of The New York Times Company (the “Company”), the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2026, and December 31, 2025, and the results of operations, changes in stockholders’ equity and cash flows of the Company for the periods ended September 30, 2026, and September 30, 2025. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations.
The Company has one reportable segment.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements. Actual results could differ from these estimates.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2026, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025, have not changed.
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
Subscription; advertising; and affiliate, licensing and other revenues were as follows:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2026	As % of total	September 30, 2025	As % of total	September 30, 2026	As % of total	September 30, 2025	As % of total
Subscription	$547,517	71.2%	$494,630	70.6%	$1,602,268	71.4%	$1,440,307	71.2%
Advertising	142,573	18.6%	132,291	18.9%	418,520	18.7%	374,341	18.5%
Affiliate, licensing and other(1)	78,448	10.2%	73,900	10.5%	222,441	9.9%	207,956	10.3%
Total revenues	$768,538	100.0%	$700,821	100.0%	$2,243,229	100.0%	$2,022,604	100.0%
(1)Affiliate, licensing and other revenues include building rental revenue, which is not under the scope of Revenue from Contracts with Customers (Topic 606). Building rental revenue was $6.7 million for the third quarters of both 2026 and 2025, and $20.2 million and $20.1 million for the first nine months of 2026 and 2025, respectively.
The following table summarizes digital-only and print subscription revenues, which are components of subscription revenues above, for the third quarters and first nine months ended September 30, 2026, and September 30, 2025:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2026	As % of total	September 30, 2025	As % of total	September 30, 2026	As % of total	September 30, 2025	As % of total
Digital-only subscription revenues(1)	$421,250	76.9%	$367,443	74.3%	$1,218,221	76.0%	$1,052,822	73.1%
Print subscription revenues(2)	126,267	23.1%	127,187	25.7%	384,047	24.0%	387,485	26.9%
Total subscription revenues	$547,517	100.0%	$494,630	100.0%	$1,602,268	100.0%	$1,440,307	100.0%
(1)Includes bundled and standalone subscriptions to our news product, as well as to The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and other subscriptions.
The following table summarizes digital and print advertising revenues, which are components of advertising revenues above, for the third quarters and first nine months ended September 30, 2026, and September 30, 2025:

	For the Quarters Ended				For the Nine Months Ended
(In thousands)	September 30, 2026	As % of total	September 30, 2025	As % of total	September 30, 2026	As % of total	September 30, 2025	As % of total
Digital advertising revenues	$109,853	77.1%	$98,111	74.2%	$317,069	75.8%	$263,398	70.4%
Print advertising revenues	32,720	22.9%	34,180	25.8%	101,451	24.2%	110,943	29.6%
Total advertising revenues	$142,573	100.0%	$132,291	100.0%	$418,520	100.0%	$374,341	100.0%

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Obligations
We have remaining performance obligations related to digital archive and other licensing and certain advertising contracts. As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with a duration greater than one year was approximately $144 million. The Company will recognize this revenue as performance obligations are satisfied. We expect that approximately $26 million, $63 million and $55 million will be recognized in the remainder of 2026, 2027 and thereafter through 2031, respectively.
Unexpired Subscriptions
Payments for subscriptions are typically due upfront, and the revenue is recognized ratably over the subscription period. The proceeds are recorded within Unexpired subscriptions revenue in the Condensed Consolidated Balance Sheets. Total unexpired subscriptions as of December 31, 2025, were $207.6 million, of which approximately $193.8 million was recognized as revenues during the nine months ended September 30, 2026.
NOTE 4. MARKETABLE SECURITIES
The Company accounts for its marketable securities as available for sale (“AFS”). The Company recorded $8.1 million of pre-tax net unrealized losses and $3.2 million of pre-tax net unrealized gains in Accumulated other comprehensive income (“AOCI”) as of September 30, 2026, and December 31, 2025, respectively.
The following tables present the amortized cost, gross unrealized gains and losses, and fair market value of our AFS securities as of September 30, 2026, and December 31, 2025:

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$266,510	$12	$(685)	$265,837
Corporate debt securities	183,612	8	(495)	183,125
U.S. governmental agency securities	2,584	—	(26)	2,558
Total short-term AFS securities	$452,706	$20	$(1,206)	$451,520
Long-term AFS securities
Corporate debt securities	$312,119	$3	$(3,333)	$308,789
U.S. Treasury securities	278,833	4	(3,556)	275,281
U.S. governmental agency securities	7,841	—	(69)	7,772
Total long-term AFS securities	$598,793	$7	$(6,958)	$591,842

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term AFS securities
U.S. Treasury securities	$200,604	$660	$(1)	$201,263
Corporate debt securities	185,007	451	(9)	185,449
Total short-term AFS securities	$385,611	$1,111	$(10)	$386,712
Long-term AFS securities
Corporate debt securities	$227,235	$724	$(43)	$227,916
U.S. Treasury securities	289,530	1,372	(3)	290,899
U.S. governmental agency securities	6,875	5	—	6,880
Total long-term AFS securities	$523,640	$2,101	$(46)	$525,695

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the AFS securities as of September 30, 2026, and December 31, 2025, that were in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$213,342	$(685)	$—	$—	$213,342	$(685)
Corporate debt securities	150,697	(495)	—	—	150,697	(495)
U.S. governmental agency securities	2,557	(26)	—	—	2,557	(26)
Total short-term AFS securities	$366,596	$(1,206)	$—	$—	$366,596	$(1,206)
Long-term AFS securities
Corporate debt securities	$303,493	$(3,333)	$—	$—	$303,493	$(3,333)
U.S. Treasury securities	267,689	(3,556)	—	—	267,689	(3,556)
U.S. governmental agency securities	7,772	(69)	—	—	7,772	(69)
Total long-term AFS securities	$578,954	$(6,958)	$—	$—	$578,954	$(6,958)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short-term AFS securities
U.S. Treasury securities	$—	$—	$3,936	$(1)	$3,936	$(1)
Corporate debt securities	10,811	(9)	—	—	10,811	(9)
Total short-term AFS securities	$10,811	$(9)	$3,936	$(1)	$14,747	$(10)
Long-term AFS securities
Corporate debt securities	$48,445	$(43)	$—	$—	$48,445	$(43)
U.S. Treasury securities	12,598	(3)	—	—	12,598	(3)
Total long-term AFS securities	$61,043	$(46)	$—	$—	$61,043	$(46)
We assess our AFS securities for impairment on a quarterly basis or more often if a potential loss-triggering event occurs.
As of both September 30, 2026, and December 31, 2025, we did not intend to sell, and it was not likely that we would be required to sell, these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of both September 30, 2026, and December 31, 2025, we had recognized no impairment losses or allowance for credit losses related to AFS securities.
As of September 30, 2026, our short-term and long-term marketable securities had remaining maturities of less than one month to 12 months, and 13 months to 27 months, respectively. See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill as of September 30, 2026, and since December 31, 2024, were as follows:

(In thousands)	Total
Balance as of December 31, 2024	$412,173
Foreign currency translation(1)	(2,961)
Balance as of December 31, 2025	409,212
Foreign currency translation(1)	(2,399)
Balance as of September 30, 2026	$406,813
(1)The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of certain international subsidiaries.
The aggregate carrying amount of finite-lived intangible assets of $208.5 million is included in Intangible assets, net, in our Condensed Consolidated Balance Sheets as of September 30, 2026. As of September 30, 2026, and December 31, 2025, the gross book value and accumulated amortization of the finite-lived intangible assets were as follows:

	September 30, 2026
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$164,034	$(40,836)	$123,198	15.5
Existing subscriber base	136,500	(54,000)	82,500	7.4
Developed technology	38,401	(35,561)	2,840	0.5
Content archive	5,751	(5,751)	—	—
Total finite-lived intangibles	$344,686	$(136,148)	$208,538	12.1

	December 31, 2025
(In thousands)	Gross Book Value	Accumulated Amortization	Net Book Value	Remaining Weighted-Average Useful Life (Years)
Trademark	$164,034	$(34,305)	$129,729	16.2
Existing subscriber base	136,500	(45,563)	90,937	8.2
Developed technology	38,401	(30,057)	8,344	1.2
Content archive	5,751	(5,385)	366	0.6
Total finite-lived intangibles	$344,686	$(115,310)	$229,376	12.4

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for finite-lived intangible assets included in Depreciation and amortization in our Condensed Consolidated Statements of Operations was $6.9 million and $7.0 million for the third quarters of 2026 and 2025, respectively, and $20.8 million and $20.6 million for the first nine months of 2026 and 2025, respectively. The estimated aggregate amortization expense for the remainder of 2026, and each of the following fiscal years ending December 31, is presented below:

(In thousands)
Remainder of 2026	$6,824
2027	20,525
2028	19,335
2029	19,250
2030	19,250
Thereafter	123,354
Total amortization expense	$208,538
NOTE 6. INVESTMENTS
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies/funds without readily determinable market values. Gains and losses on non-marketable equity securities revalued, sold or impaired are recognized in Interest income and other, net, in our Condensed Consolidated Statements of Operations.
As of September 30, 2026, and December 31, 2025, non-marketable equity securities included in Miscellaneous assets in our Condensed Consolidated Balance Sheets had a carrying value of $24.9 million and $24.7 million, respectively. The carrying value includes $15.3 million of unrealized gains and $4.2 million of unrealized losses as of September 30, 2026.
NOTE 7. OTHER
Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash as of September 30, 2026, and September 30, 2025, from the Condensed Consolidated Balance Sheets to the Condensed Consolidated Statements of Cash Flows is as follows:

(In thousands)	September 30, 2026	September 30, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$221,347	$249,339
Restricted cash included within miscellaneous assets	13,988	14,870
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$235,335	$264,209
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
As of both September 30, 2026, and December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2026, the Company was in compliance with the financial covenants contained in the Credit Facility.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Generative AI Litigation Costs
The Company recorded $3.8 million and $2.4 million of pre-tax litigation-related costs for the third quarters of 2026 and 2025, respectively, and $12.6 million and $10.3 million for the first nine months of 2026 and 2025, respectively, in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with their development of generative artificial intelligence products (“Generative AI Litigation Costs”). See Note 14 for additional information.
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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025:

(In thousands)	September 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Short-term AFS securities(1)
U.S. Treasury securities	$265,837	$—	$265,837	$—	$201,263	$—	$201,263	$—
Corporate debt securities	183,125	—	183,125	—	185,449	—	185,449	—
U.S. governmental agency securities	2,558	—	2,558	—	—	—	—	—
Total short-term AFS securities	$451,520	$—	$451,520	$—	$386,712	$—	$386,712	$—
Long-term AFS securities(1)
Corporate debt securities	$308,789	$—	$308,789	$—	$227,916	$—	$227,916	$—
U.S. Treasury securities	275,281	—	275,281	—	290,899	—	290,899	—
U.S. governmental agency securities	7,772	—	7,772	—	6,880	—	6,880	—
Total long-term AFS securities	$591,842	$—	$591,842	$—	$525,695	$—	$525,695	$—
Liabilities:
Deferred compensation(2)(3)	$10,167	$10,167	$—	$—	$11,740	$11,740	$—	$—
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
(3)The Company invests the assets associated with the deferred compensation liability in life insurance products. Our investments in life insurance products are included in Miscellaneous assets in our Condensed Consolidated Balance Sheets, and were $41.9 million as of September 30, 2026, and $40.2 million as of December 31, 2025. The fair value of these assets is measured using the net asset value per share (or its equivalent) and has not been classified in the fair value hierarchy.

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
The components of net periodic pension cost were as follows:

	For the Quarters Ended
	September 30, 2026			September 30, 2025
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$1,977	$—	$1,977	$1,661	$—	$1,661
Interest cost	11,930	1,857	13,787	13,217	2,076	15,293
Expected return on plan assets	(15,302)	—	(15,302)	(15,282)	—	(15,282)
Amortization of actuarial loss	4,483	978	5,461	4,026	866	4,892
Amortization of prior service credit	(486)	—	(486)	(486)	—	(486)
Net periodic pension cost	$2,602	$2,835	$5,437	$3,136	$2,942	$6,078

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,932	$—	$5,932	$4,983	$—	$4,983
Interest cost	35,790	5,571	41,361	39,651	6,229	45,880
Expected return on plan assets	(45,962)	—	(45,962)	(45,846)	—	(45,846)
Amortization of actuarial loss	13,448	2,934	16,382	12,078	2,597	14,675
Amortization of prior service credit	(1,459)	—	(1,459)	(1,458)	—	(1,458)
Net periodic pension cost	$7,749	$8,505	$16,254	$9,408	$8,826	$18,234
During the first nine months of 2026 and 2025, we made pension contributions of $10.1 million and $9.4 million, respectively, to the APP. We expect contributions made to satisfy the greater of minimum funding or collective bargaining agreement requirements to total approximately $14 million in 2026.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The effective income tax rate for the third quarter of 2026 was 25.0% compared with 24.4% in the third quarter of 2025. The Company recorded $32.5 million and $26.4 million of income tax expense in the third quarters of 2026 and 2025, respectively.
The effective income tax rate for the first nine months of 2026 was 21.1% compared with 24.5% in the first nine months of 2025. The Company recorded $74.7 million and $69.5 million of income tax expense in the first nine months of 2026 and 2025, respectively.
The effective income tax rates for the third quarters of 2026 and 2025 were higher than the federal statutory tax rate primarily due to state and local income taxes, partially offset by federal tax credits for research and development. Tax rate drivers for the first nine months of 2026 and 2025 were similar to those for the respective quarters; however, the effective income tax rate for the first nine months of 2026 included an additional tax benefit from stock-based awards that settled in the first quarter of 2026.
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
NOTE 11. EARNINGS PER SHARE
We compute earnings per share based upon the treasury stock method. Earnings per share is computed using both basic shares and diluted shares. The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed vesting of outstanding securities. Our stock-settled long-term performance awards, restricted stock units and Employee Stock Purchase Plan (“ESPP”) could impact the diluted shares. The difference between basic and diluted shares was approximately 0.9 million and 1.1 million in the third quarter and first nine months of 2026, respectively, and 1.4 million and 1.3 million in the third quarter and first nine months of 2025, respectively, and resulted from the dilutive effect of our stock-based awards.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the grant price exceeds the market value of our Class A Common Stock because their inclusion would result in an anti-dilutive effect on per share amounts.
There were no anti-dilutive restricted stock units, stock-settled long-term performance awards or shares estimated to be purchased under the ESPP excluded from the computation of diluted earnings per share in the third quarters and first nine months of 2026 and 2025, respectively.
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
During the nine months ended September 30, 2026, repurchases totaled approximately $170.8 million (excluding commissions and excise taxes), which fully utilized the 2023 authorization. As of September 30, 2026, approximately $179.4 million remains available and authorized for repurchases under the 2025 authorization.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component as of September 30, 2026:

(In thousands)	Foreign Currency Translation Adjustments	Funded Status of Benefit Plans	Net Unrealized Gain/(Loss) on Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(4,883)	$(363,262)	$2,339	$(365,806)
Other comprehensive loss before reclassifications, before tax	(2,667)	—	(11,297)	(13,964)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	14,923	—	14,923
Income tax (benefit)/expense	(703)	3,931	(2,976)	252
Net current-period other comprehensive (loss)/income, net of tax	(1,964)	10,992	(8,321)	707
Balance as of September 30, 2026	$(6,847)	$(352,270)	$(5,982)	$(365,099)
The following table summarizes the reclassifications from AOCI for the nine months ended September 30, 2026:

(In thousands) Detail about accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss	Affects line item in the statement where net income is presented
Funded status of benefit plans:
Amortization of prior service credit(1)	$(1,459)	Other components of net periodic benefit costs
Amortization of actuarial loss(1)	16,382	Other components of net periodic benefit costs
Total reclassification, before tax	14,923
Income tax expense	3,931	Income tax expense
Total reclassification, net of tax	$10,992
(1)These AOCI components are included in the computation of net periodic benefit cost for pension benefits. See Note 9 for additional information.
Stock-based Compensation Expense
Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations is as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of revenue	$4,422	$4,327	$12,687	$12,805
Sales and marketing	930	763	2,695	2,052
Product development	6,847	6,731	20,373	19,964
General and administrative	6,933	6,686	22,639	18,842
Total stock-based compensation expense	$19,132	$18,507	$58,394	$53,663

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
The Company has one reportable segment. The segment is evaluated regularly on a consolidated basis by the Company’s CODM in assessing performance and allocating resources. The Company’s CODM uses net income and adjusted operating profit to allocate resources during the annual budgeting and forecasting process and to assess the Company’s performance. Refer to our Consolidated Statements of Operations for net income and significant segment expenses. Adjusted operating profit is defined as operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items. Adjusted operating profit is presented below, along with a reconciliation to income before income taxes. Asset information is not a measure of performance used by the Company’s CODM. Accordingly, we have not disclosed asset information.
The following table presents segment information with respect to the Company’s single operating segment for the third quarters and nine months ended September 30, 2026, and September 30, 2025:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Subscription	$547,517	$494,630	$1,602,268	$1,440,307
Advertising	142,573	132,291	418,520	374,341
Affiliate, licensing and other	78,448	73,900	222,441	207,956
Total revenues	$768,538	$700,821	$2,243,229	$2,022,604
Less:
Cost of revenue (excluding depreciation and amortization)	$373,466	$349,075	$1,104,243	$1,022,491
Sales and marketing	89,542	79,577	252,314	214,701
Product development	72,279	66,989	212,822	197,468
Adjusted general and administrative(1)	83,615	73,796	250,978	230,087
Total adjusted operating profit	$149,636	$131,384	$422,872	$357,857
Less:
Other components of net periodic benefit costs	3,637	4,640	10,856	13,917
Depreciation and amortization	21,145	21,341	62,831	64,115
Severance	1,800	1,600	4,351	5,207
Multiemployer pension plan withdrawal costs	967	1,244	3,272	3,811
Generative AI Litigation Costs	3,786	2,411	12,626	10,298
Multiemployer pension plan liability adjustments	—	—	9,219	4,453
Add:
Interest income and other, net	11,578	7,851	33,695	27,575
Income before income taxes	$129,879	$107,999	$353,412	$283,631
(1)Excludes severance and multiemployer pension plan withdrawal costs.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. CONTINGENCIES
Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2026, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), OpenAI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part on May 28, 2025. The court permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. On June 11, 2026, OpenAI filed a motion for judgment on the pleadings, seeking dismissal of our contributory infringement claims based on the U.S. Supreme Court's decision in Cox Communications, Inc. v. Sony Music Entertainment, 146 S. Ct. 959 (2026). On June 25, 2026, we filed a motion for leave to amend our complaint to dismiss the contributory infringement claim against OpenAI, amend the contributory infringement claim against Microsoft, and dismiss trademark claims against both OpenAI and Microsoft. On August 6, 2026, our motion for leave to amend our contributory infringement claim against Microsoft was denied. On September 4, 2026, the parties cross-moved for summary judgment. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
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
On November 2, 2026, we filed a lawsuit against Brave Software, Inc. (“Brave”) in the SDNY, alleging copyright infringement, violations of the Digital Millennium Copyright Act, and unjust enrichment related to Brave's unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Brave from continuing its unlawful and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.

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
We have one reportable segment.
Financial Highlights
•Total revenues increased 9.7% to $768.5 million in the third quarter of 2026 from $700.8 million in the third quarter of 2025.
•Total subscription revenues increased 10.7% to $547.5 million in the third quarter of 2026 from $494.6 million in the third quarter of 2025. Digital-only subscription revenues increased 14.6% to $421.3 million in the third quarter of 2026 from $367.4 million in the third quarter of 2025. The Company added approximately 420,000 net digital-only subscribers compared with the end of the second quarter of 2026, bringing the total number of subscribers to 13.76 million subscribers, including approximately 13.22 million digital-only subscribers. Compared with the end of the third quarter of 2025, there was a net increase of 1,460,000 digital-only subscribers. Digital-only average revenue per user (“ARPU”) increased 1.4% year-over-year to $9.93.
•Total advertising revenues increased 7.8% to $142.6 million in the third quarter of 2026 from $132.3 million in the third quarter of 2025, due to an increase in digital advertising revenues of 12.0% to $109.9 million.
•Affiliate, licensing and other revenues increased 6.2% to $78.4 million in the third quarter of 2026 from $73.9 million in the third quarter of 2025, as a result of higher licensing and Wirecutter affiliate referral revenues.
•Operating costs increased 8.5% to $646.6 million in the third quarter of 2026 from $596.0 million in the third quarter of 2025. Adjusted operating costs, defined as operating costs before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased 8.7% to $618.9 million in the third quarter of 2026 from $569.4 million in the third quarter of 2025.
•Operating profit increased 16.4% to $121.9 million in the third quarter of 2026 from $104.8 million in the third quarter of 2025. Adjusted operating profit, defined as operating profit before depreciation, amortization, severance, multiemployer pension plan withdrawal costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased 13.9% to $149.6 million in the third quarter of 2026 from $131.4 million in the third quarter of 2025.

•Operating profit margin (operating profit expressed as a percentage of revenues) increased to 15.9% in the third quarter of 2026, compared with 15.0% in the third quarter of 2025. Adjusted operating profit margin, defined as adjusted operating profit expressed as a percentage of revenues (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), increased to 19.5% in the third quarter of 2026, compared with 18.7% in the third quarter of 2025.
•Diluted earnings per share were $0.60 and $0.50 for the third quarters of 2026 and 2025, respectively. Adjusted diluted earnings per share, defined as diluted earnings per share excluding amortization of acquired intangible assets, severance, non-operating retirement costs and special items (a non-GAAP financial measure discussed below under “Non-GAAP Financial Measures”), were $0.68 and $0.59 for the third quarters of 2026 and 2025, respectively.
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
The newspaper industry has transitioned from being primarily print-focused to digital and is experiencing secular declines in both print subscription and print advertising revenues, and we do not expect this trend to reverse. Our printing and distribution costs have been impacted as a result of this transition, and may be further impacted in the future by higher costs, including those associated with raw materials, delivery and distribution and outside printing, or if they were to become subject to expanded or retaliatory tariffs.
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

RESULTS OF OPERATIONS
The following table presents our consolidated financial results:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Revenues
Subscription	$547,517	$494,630	10.7%	$1,602,268	$1,440,307	11.2%
Advertising	142,573	132,291	7.8%	418,520	374,341	11.8%
Affiliate, licensing and other	78,448	73,900	6.2%	222,441	207,956	7.0%
Total revenues	768,538	700,821	9.7%	2,243,229	2,022,604	10.9%
Operating costs
Cost of revenue (excluding depreciation and amortization)	373,466	349,075	7.0%	1,104,243	1,022,491	8.0%
Sales and marketing	89,542	79,577	12.5%	252,314	214,701	17.5%
Product development	72,279	66,989	7.9%	212,822	197,468	7.8%
General and administrative	86,382	76,640	12.7%	258,601	239,105	8.2%
Depreciation and amortization	21,145	21,341	(0.9)%	62,831	64,115	(2.0)%
Generative AI Litigation Costs	3,786	2,411	57.0%	12,626	10,298	22.6%
Multiemployer pension plan liability adjustments	—	—	—	9,219	4,453	*
Total operating costs	646,600	596,033	8.5%	1,912,656	1,752,631	9.1%
Operating profit	121,938	104,788	16.4%	330,573	269,973	22.4%
Other components of net periodic benefit costs	(3,637)	(4,640)	(21.6)%	(10,856)	(13,917)	(22.0)%
Interest income and other, net	11,578	7,851	47.5%	33,695	27,575	22.2%
Income before income taxes	129,879	107,999	20.3%	353,412	283,631	24.6%
Income tax expense	32,523	26,352	23.4%	74,716	69,488	7.5%
Net income	$97,356	$81,647	19.2%	$278,696	$214,143	30.1%
* Represents a change equal to or in excess of 100% or not meaningful.

Revenues
Subscription Revenues
Subscription revenues consist of revenues from subscriptions to our digital and print products (which include our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products), and single-copy and bulk sales of our print products (which represented less than 5% of our subscription revenues in the third quarters of 2026 and 2025). Subscription revenues are based on both the number of digital-only subscriptions and copies of the printed newspaper sold, and the rates charged to the respective customers.
We offer a digital-only bundle that includes access to our digital news product (which includes our news website, NYTimes.com, and mobile application), as well as The Athletic and our Audio, Cooking, Games and Wirecutter products. Our subscriptions also include standalone digital subscriptions to each of these products.
The following table summarizes digital-only and print subscription revenues for the third quarters and first nine months of 2026 and 2025:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Digital-only subscription revenues(1)	$421,250	$367,443	14.6%	$1,218,221	$1,052,822	15.7%
Print subscription revenues(2)	126,267	127,187	(0.7)%	384,047	387,485	(0.9)%
Total subscription revenues	$547,517	$494,630	10.7%	$1,602,268	$1,440,307	11.2%
(1)Includes bundled subscriptions and standalone subscriptions to our news product, as well as The Athletic and our Audio, Cooking, Games and Wirecutter products.
(2)Includes domestic home-delivery subscriptions, which include access to our digital products. Also includes single-copy, NYT International and other subscriptions.
Subscription revenues increased $52.9 million, or 10.7%, in the third quarter of 2026 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $53.8 million, or 14.6%, partially offset by a decrease in print subscription revenues of $0.9 million, or 0.7%. Average digital-only subscribers increased 1,490,000, or 13.1%, and digital-only ARPU (as defined below) increased $0.14, or 1.4%. The year-over-year increase in digital-only ARPU was driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers. Print subscription revenue decreased primarily due to a decrease in single-copy subscription revenues, which was driven by a lower number of copies sold, reflecting secular trends.
Subscription revenues increased $162.0 million, or 11.2%, in the first nine months of 2026 compared with the same prior-year period, due to an increase in digital-only subscription revenues of $165.4 million, or 15.7%, partially offset by a decrease in print subscription revenues of $3.4 million, or 0.9%. Average digital-only subscribers increased 1,470,000 or 13.1%, and digital-only ARPU (as defined below) increased $0.22, or 2.3%. The year-over-year increase in digital-only ARPU was driven primarily by subscribers transitioning from promotional to higher prices and price increases on certain tenured subscribers. Print subscription revenue decreased primarily due to a decrease in single-copy subscription revenues, which was driven by a lower number of copies sold, and domestic home-delivery subscription revenues, which was driven by a lower number of average print subscribers, reflecting secular trends, partially offset by an increase in domestic home-delivery prices.

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
The following table sets forth, for the five most recent fiscal quarters, (i) subscribers as of the end of the quarter and (ii) ARPU relating to digital-only subscribers for the quarter:

(In thousands, except for ARPU)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Digital-only subscribers(1)	13,220	12,800	12,520	12,210	11,760
Print subscribers(2)	540	550	560	570	570
Total subscribers	13,760	13,350	13,080	12,780	12,330

Digital-only ARPU(3)	$9.93	$9.94	$9.77	$9.72	$9.79
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
The Company ended the third quarter of 2026 with approximately 13.76 million subscribers to its print and digital products, including approximately 13.22 million digital-only subscribers. Compared with the end of the second quarter of 2026, there was a net increase of approximately 420,000 digital-only subscribers. Compared with the end of the third quarter of 2025, there was a net increase of approximately 1,460,000 digital-only subscribers.
Print domestic home-delivery subscribers totaled approximately 540,000 at the end of the third quarter of 2026, a net decrease of approximately 10,000 subscribers compared with the end of the second quarter of 2026 and a net decrease of approximately 30,000 subscribers compared with the end of the third quarter of 2025.
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

The following table summarizes digital and print advertising revenues for the third quarters and first nine months of 2026 and 2025:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Digital advertising revenues	$109,853	$98,111	12.0%	$317,069	$263,398	20.4%
Print advertising revenues	32,720	34,180	(4.3)%	101,451	110,943	(8.6)%
Total advertising revenues	$142,573	$132,291	7.8%	$418,520	$374,341	11.8%
Digital advertising revenues, which represented 77.1% of total advertising revenues in the third quarter of 2026, increased $11.7 million, or 12.0%, to $109.9 million compared with $98.1 million in the same prior-year period. The increase was primarily a result of higher display revenues of $9.1 million, driven by continued marketer demand, and higher non-display revenues of $2.6 million, which was driven by growth in advertising supply, primarily in our audio and video products, partially offset by declines in creative services fees.
Digital advertising revenues, which represented 75.8% of total advertising revenues in the first nine months of 2026, increased $53.7 million, or 20.4%, to $317.1 million compared with $263.4 million in the same prior-year period. The increase was primarily a result of higher display revenues of $31.9 million, driven by continued marketer demand, and higher non-display revenues of $21.8 million, which was driven by growth in advertising supply, primarily in our audio and video products.
Print advertising revenues, which represented 22.9% of total advertising revenues in the third quarter of 2026, decreased $1.5 million, or 4.3%, to $32.7 million compared with $34.2 million in the same prior-year period. The decrease was primarily due to a 5.3% decrease in the volume of column-inch ads, partially offset by a 1.1% increase in print advertising rate.
Print advertising revenues, which represented 24.2% of total advertising revenues in the first nine months of 2026, decreased $9.5 million, or 8.6%, to $101.5 million compared with $110.9 million in the same prior-year period. The decrease in the first nine months was primarily due to a 9.4% decrease in the volume of column-inch ads, partially offset by a 0.9% increase in print advertising rate. Print advertising revenues in 2026 continue to be impacted by secular trends.
Affiliate, Licensing and Other Revenues
Affiliate, licensing and other revenues primarily consist of revenues from licensing, Wirecutter affiliate referrals, commercial printing, the leasing of floors in our Company Headquarters, our live events business and retail commerce.
Affiliate, licensing and other revenues increased $4.5 million, or 6.2%, in the third quarter of 2026 compared with the same prior-year period. The increase was primarily a result of higher licensing revenues of $3.3 million and higher Wirecutter affiliate referral revenues of $1.0 million, which more than offset a shift in the timing of a marketing promotion by one of our partners.
Affiliate, licensing and other revenues increased $14.5 million, or 7.0% in the first nine months of 2026 compared with the same prior-year period. The increase was primarily a result of higher licensing revenues of $9.0 million and higher Wirecutter affiliate referral revenues of $4.8 million.
Digital affiliate, licensing and other revenues, which consist primarily of Wirecutter affiliate referral revenue and digital licensing revenues, totaled $54.4 million and $49.2 million in the third quarters of 2026 and 2025, respectively, and $149.7 million and $134.8 million in the first nine months of 2026 and 2025, respectively.

Operating Costs
Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Cost of revenue (excluding depreciation and amortization)	$373,466	$349,075	7.0%	$1,104,243	$1,022,491	8.0%
Sales and marketing	89,542	79,577	12.5%	252,314	214,701	17.5%
Product development	72,279	66,989	7.9%	212,822	197,468	7.8%
General and administrative	86,382	76,640	12.7%	258,601	239,105	8.2%
Depreciation and amortization	21,145	21,341	(0.9)%	62,831	64,115	(2.0)%
Generative AI Litigation Costs	3,786	2,411	57.0%	12,626	10,298	22.6%
Multiemployer pension plan liability adjustments	—	—	—	9,219	4,453	*
Total operating costs	$646,600	$596,033	8.5%	$1,912,656	$1,752,631	9.1%
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
Cost of revenue in the third quarter of 2026 increased $24.4 million, or 7.0%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $18.5 million, higher digital content delivery costs of $3.1 million, higher subscriber servicing costs of $2.1 million and higher print production and distribution costs of $1.9 million, partially offset by lower advertising servicing costs of $1.2 million. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms, as well as higher outside services costs. The increase in digital content delivery costs was largely due to higher software and cloud-related costs. The increase in subscriber servicing costs was largely due to higher credit card processing fees due to an increase in subscriptions. The increase in print production and distribution costs was largely due to higher compensation and benefits.
Cost of revenue in the first nine months of 2026 increased $81.8 million, or 8.0%, compared with the same prior-year period. The increase was largely due to higher journalism costs of $66.7 million, higher digital content delivery costs of $8.3 million, higher subscriber servicing costs of $5.8 million and higher print production and distribution costs of $1.0 million. Advertising servicing costs were relatively flat compared to the prior year. The increase in journalism costs was largely due to higher compensation and benefits, which was driven by growth in the number of employees who work in our newsrooms and incentive compensation, as well as higher outside services costs. The increase in digital content delivery costs was largely due to higher software and cloud-related costs. The increase in subscriber servicing costs was largely due to higher credit card processing fees and commissions due to an increase in subscriptions. The increase in print production and distribution costs was largely due to higher compensation and benefits.
Sales and Marketing
Sales and marketing includes costs related to the Company’s subscription and brand marketing efforts as well as advertising sales costs.
Sales and marketing costs in the third quarter of 2026 increased $10.0 million, or 12.5%, compared with the same prior-year period. The increase was due to higher marketing costs of $6.2 million and higher sales costs of $3.8 million. The increase in marketing costs was primarily due to higher marketing and promotion expenses. The increase in sales costs was primarily due to higher compensation and benefits, which was largely driven by growth in the number of employees.
Sales and marketing costs in the first nine months of 2026 increased $37.6 million, or 17.5%, compared with the same prior-year period. The increase was due to higher marketing costs of $23.9 million and higher sales costs of $13.7 million. The increase in marketing costs was primarily due to higher marketing and promotion expenses. The increase in sales costs was primarily due to higher compensation and benefits, which was largely driven by growth in the number of employees, higher incentive compensation and higher benefit costs.

Product Development
Product development includes costs associated with the Company’s investment in developing and enhancing new and existing product technology, including engineering, product development and data insights.
Product development costs in the third quarter of 2026 increased $5.3 million, or 7.9%, compared with the same prior-year period. The increase in the third quarter of 2026 was largely due to higher compensation and benefits expenses of $3.1 million, which was driven by growth in the number of employees, as well as higher technology-related expenses of $2.5 million.
Product development costs in the first nine months of 2026 increased $15.4 million, or 7.8%, compared with the same prior-year period. The increase in the first nine months of 2026 was largely due to higher compensation and benefits expenses of $8.6 million, which was driven by growth in the number of employees, as well as higher technology-related expenses of $5.6 million.
General and Administrative Costs
General and administrative costs include general management, corporate enterprise technology, building operations, unallocated overhead, severance and multiemployer pension plan withdrawal costs.
General and administrative costs in the third quarter of 2026 increased $9.7 million, or 12.7%, compared with the same prior-year period. The increase was primarily due to higher outside services costs of $7.2 million, driven by higher professional fees and one-time promotional expenses related to the 175th anniversary of the Company.
General and administrative costs in the first nine months of 2026 increased $19.5 million, or 8.2%, compared with the same prior-year period. The increase was primarily due to higher outside services costs of $9.2 million, driven by higher professional fees and one-time promotional expenses related to the 175th anniversary of the Company, as well as higher compensation and benefits of $7.2 million, which was driven by higher salaries and higher incentive compensation.
Depreciation and Amortization
Depreciation and amortization costs in the third quarter and first nine months of 2026 decreased $0.2 million, or 0.9%, and $1.3 million, or 2.0%, respectively, compared with the same prior-year period.
Generative AI Litigation Costs
In the third quarter and first nine months of 2026, the Company recorded $3.8 million and $12.6 million, respectively, and in the third quarter and first nine months of 2025, the Company recorded $2.4 million and $10.3 million, respectively, of pre-tax litigation-related costs in connection with certain lawsuits alleging unlawful and unauthorized copying and use of the Company’s journalism and other content in connection with the development of generative artificial intelligence products (“Generative AI Litigation Costs”). Management determined to report Generative AI Litigation Costs as a special item beginning in the first quarter of 2024 because, unlike other litigation expenses, the Generative AI Litigation Costs arise from discrete, complex and unusual proceedings and do not, in management’s view, reflect the Company’s ongoing business operational performance. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information.
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
The special items in 2026 consisted of:
•$3.8 million of Generative AI Litigation Costs ($2.8 million, or $0.02 per share, after tax) in the third quarter and $12.6 million ($9.3 million, or $0.06 per share, after tax) for the first nine months; and
•a $9.2 million charge ($6.8 million, or $0.04 per share, after tax) in the second quarter in connection with the Company’s withdrawal from a multiemployer pension plan.
The special items in 2025 consisted of:
•$2.4 million of Generative AI Litigation Costs ($1.8 million, or $0.01 per share, after tax) in the third quarter and $10.3 million ($7.6 million, or $0.05 per share, after tax) for the first nine months;
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

	For the Quarters Ended			For the Nine Months Ended
	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Diluted earnings per share	$0.60	$0.50	20.0%	$1.71	$1.30	31.5%
Add:
Amortization of acquired intangible assets	0.04	0.04	—	0.13	0.12	8.3%
Severance	0.01	0.01	—	0.03	0.03	—
Non-operating retirement costs:
Multiemployer pension plan withdrawal costs	0.01	0.01	—	0.02	0.02	—
Other components of net periodic benefit costs	0.02	0.03	(33.3)%	0.07	0.08	(12.5)%
Special items:
Generative AI Litigation Costs	0.02	0.01	*	0.07	0.06	16.7%
Multiemployer pension plan liability adjustments	—	—	—	0.06	0.03	*
Impairment of a non-marketable equity security	—	0.02	*	—	0.02	*
Income tax expense of adjustments	(0.03)	(0.03)	—	(0.10)	(0.10)	—
Adjusted diluted earnings per share(1)	$0.68	$0.59	15.3%	$1.99	$1.58	25.9%
(1)Amounts may not add due to rounding.
* Represents a change equal to or in excess of 100% or not meaningful.

Reconciliation of operating profit before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating profit) and of adjusted operating profit margin

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Operating profit	$121,938	$104,788	16.4%	$330,573	$269,973	22.4%
Add:
Depreciation and amortization	21,145	21,341	(0.9)%	62,831	64,115	(2.0)%
Severance	1,800	1,600	12.5%	4,351	5,207	(16.4)%
Multiemployer pension plan withdrawal costs	967	1,244	(22.3)%	3,272	3,811	(14.1)%
Generative AI Litigation Costs	3,786	2,411	57.0%	12,626	10,298	22.6%
Multiemployer pension plan liability adjustments	—	—	—	9,219	4,453	*
Adjusted operating profit	$149,636	$131,384	13.9%	$422,872	$357,857	18.2%
Divided by:
Revenue	$768,538	$700,821	9.7%	$2,243,229	$2,022,604	10.9%
Operating profit margin	15.9%	15.0%	90 bps	14.7%	13.3%	140 bps
Adjusted operating profit margin	19.5%	18.7%	80 bps	18.9%	17.7%	120 bps
* Represents a change equal to or in excess of 100% or not meaningful.
Reconciliation of total operating costs before depreciation and amortization, severance, multiemployer pension plan withdrawal costs and special items (or adjusted operating costs)

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Total operating costs	$646,600	$596,033	8.5%	$1,912,656	$1,752,631	9.1%
Less:
Depreciation and amortization	21,145	21,341	(0.9)%	62,831	64,115	(2.0)%
Severance	1,800	1,600	12.5%	4,351	5,207	(16.4)%
Multiemployer pension plan withdrawal costs	967	1,244	(22.3)%	3,272	3,811	(14.1)%
Generative AI Litigation Costs	3,786	2,411	57.0%	12,626	10,298	22.6%
Multiemployer pension plan liability adjustments	—	—	—	9,219	4,453	*
Adjusted operating costs	$618,902	$569,437	8.7%	$1,820,357	$1,664,747	9.3%
* Represents a change equal to or in excess of 100% or not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next 12 months. As of September 30, 2026, we had cash, cash equivalents and short- and long-term marketable securities of $1.26 billion.
We have paid quarterly dividends on the Class A and Class B Common Stock each quarter since late 2013. In February 2026, the Board of Directors approved a quarterly dividend of $0.23 per share, an increase of $0.05 per share from the previous quarter, which was paid in April 2026. In June and September 2026, the Board of Directors declared quarterly dividends of $0.23 per share on the Class A and Class B Common Stock, which were paid in July and October 2026. We currently expect to continue to pay cash dividends in the future, although changes in our dividend program will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant.
The Board of Directors approved Class A Common Stock share repurchase programs in February 2023 ($250.0 million) and February 2025 ($350.0 million). The authorizations provide that shares of Class A Common Stock may be purchased from time to time as market conditions warrant, through open-market purchases, privately negotiated transactions or other means, including Rule 10b5-1 trading plans. We expect to repurchase shares to offset the impact of dilution from our equity compensation program and to return capital to our stockholders. There is no expiration date with respect to these authorizations. During the nine months ended September 30, 2026, repurchases totaled approximately $170.8 million (excluding commissions and excise taxes), which fully utilized the 2023 authorization, and we repurchased an additional $33.4 million (excluding commissions and excise taxes) between October 1, 2026, and October 30, 2026, leaving approximately $146.0 million remaining under the 2025 authorization.
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
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended			For the Last Twelve Months Ended(1)
(In thousands)	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
Operating activities	$462,245	$420,334	10.0%	$626,400	$572,030	9.5%
Investing activities	$(166,415)	$(149,117)	11.6%	$(238,614)	$(257,744)	(7.4)%
Financing activities	$(330,713)	$(220,725)	49.8%	$(416,127)	$(268,799)	54.8%
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
Net cash provided by operating activities increased in the first nine months of 2026 compared with the same prior-year period primarily due to higher net income in the current year, partially offset by nonrecurring net proceeds from the sale of land in 2025.

Investing Activities
Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects and acquisitions of new businesses and investments.
Net cash used in investing activities in the first nine months of 2026 was primarily related to $140.4 million in net purchases of marketable securities and capital expenditures of $26.4 million.
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
Net cash used in financing activities in the first nine months of 2026 was primarily related to share repurchases of $170.9 million, dividend payments of $104.8 million and share-based compensation tax withholding payments of $55.0 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Net cash provided by operating activities(1)	$462,245	$420,334
Less: Capital expenditures	(26,442)	(27,451)
Free cash flow	$435,803	$392,883
(1)Net cash provided by operating activities in the first nine months of 2025 included net proceeds of approximately $33 million in connection with the lease and subsequent sale of approximately four acres of excess land at our printing and distribution facility in College Point, N.Y., which was finalized in February 2025.
Free cash flow in the first nine months of 2026 was $435.8 million compared with $392.9 million in 2025. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the last twelve months ended September 30, 2026 and 2025:

	For the Last Twelve Months Ended(1)
(In thousands)	September 30, 2026	September 30, 2025
Net cash provided by operating activities(2)	$626,400	$572,030
Less: Capital expenditures	(32,975)	(35,509)
Free cash flow	$593,425	$536,521
(1)Last twelve months represents performance covering the preceding 12 months relative to the last day of the quarter.
(2)Net cash provided by operating activities in the last twelve months ended September 30, 2025, included net proceeds of approximately $33 million in connection with the sale of excess land in 2025, as discussed above.
Net cash provided by operating activities increased in the last twelve months ended September 30, 2026, to $626.4 million compared with $572.0 million in the same prior-year period primarily due to higher net income, partially offset by nonrecurring net proceeds from the sale of land in 2025. Free cash flow for the last twelve months ended September 30, 2026, was $593.4 million compared with $536.5 million in the last twelve months ended September 30, 2025. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.

Restricted Cash
We were required to maintain $14.0 million of restricted cash as of September 30, 2026, and $15.0 million as of December 31, 2025, substantially all of which is set aside to collateralize workers’ compensation obligations.
Capital Expenditures
Capital expenditures totaled approximately $25 million and $26 million in the first nine months of 2026 and 2025, respectively. The cash payments related to capital expenditures totaled approximately $26 million and $27 million in the first nine months of 2026 and 2025, respectively.
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
As of both September 30, 2026, and December 31, 2025, there were no borrowings and approximately $0.4 million in outstanding letters of credit, with the remaining committed amount available. As of September 30, 2026, the Company was in compliance with the financial covenants contained in the Credit Facility.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, as of September 30, 2026, our critical accounting policies have not changed from December 31, 2025.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 31, 2025, details our disclosures about market risk. As of September 30, 2026, there were no material changes in our market risks from December 31, 2025.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal actions incidental to our business that are now pending against us. These actions generally assert damages claims that are greatly in excess of the amount, if any, that we would be liable to pay if we lost or settled the cases. We record a liability for legal claims when a loss is probable and the amount can be reasonably estimated. Although the Company cannot predict the outcome of these matters, no amount of loss in excess of recorded amounts as of September 30, 2026, is believed to be reasonably possible.
On December 27, 2023, we filed a lawsuit against Microsoft Corporation (“Microsoft”), OpenAI Inc. and various of its corporate affiliates (collectively, “OpenAI”) in the United States District Court for the Southern District of New York (“SDNY”), alleging copyright infringement, unfair competition, trademark dilution and violations of the Digital Millennium Copyright Act (“DMCA”), related to their unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Microsoft and OpenAI from continuing their unlawful, unfair and infringing conduct and other relief. On February 26, 2024, and March 4, 2024, respectively, OpenAI and Microsoft filed partial motions to dismiss, seeking dismissal of the unfair competition, contributory copyright infringement and DMCA claims. OpenAI also sought dismissal of a portion of the direct copyright infringement claim as being time-barred. On March 26, 2025, the court dismissed our unfair competition claim and DMCA claims, with leave to replead the latter, which we repled in part on May 28, 2025. The court permitted our other disputed claims to go forward. On April 3, 2025, the Judicial Panel for Multidistrict Litigation consolidated our case with others pending against OpenAI before our assigned judge in the SDNY. On June 11, 2026, OpenAI filed a motion for judgment on the pleadings, seeking dismissal of our contributory infringement claims based on the U.S. Supreme Court's decision in Cox Communications, Inc. v. Sony Music Entertainment, 146 S. Ct. 959 (2026). On June 25, 2026, we filed a motion for leave to amend our complaint to dismiss the contributory infringement claim against OpenAI, amend the contributory infringement claim against Microsoft, and dismiss trademark claims against both OpenAI and Microsoft. On August 6, 2026, our motion for leave to amend our contributory infringement claim against Microsoft was denied. On September 4, 2026, the parties cross-moved for summary judgment. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
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
On November 2, 2026, we filed a lawsuit against Brave Software, Inc. (“Brave”) in the SDNY, alleging copyright infringement, violations of the Digital Millennium Copyright Act, and unjust enrichment related to Brave's unlawful and unauthorized copying and use of our journalism and other content. We are seeking monetary relief, injunctive relief preventing Brave from continuing its unlawful and infringing conduct and other relief. We intend to vigorously pursue all of our legal remedies in this litigation, but there is no guarantee that we will be successful in our efforts.
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

Period	Total numbers of shares of Class A Common Stock purchased	Average price paid per share of Class A Common Stock	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs
July 1, 2026 – July 31, 2026	252,607	$74.00	252,607	$239,740,000
August 1, 2026 – August 31, 2026	442,218	$66.33	442,218	$210,407,000
September 1, 2026 – September 30, 2026	463,827	$66.94	463,827	$179,358,000
Total for the third quarter of 2026	1,158,652	$68.27	1,158,652	$179,358,000
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
Item 5. Other Information
(c) Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date:	November 4, 2026	/s/ William Bardeen
William Bardeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)